Form 10-Q
period 1996-04-07
WHOLE FOODS MARKET INC
filed 1996-05-17
CIK 865436

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 7, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.


Commission File Number:  0-19797


                          WHOLE FOODS MARKET, INC.
           (Exact name of registrant as specified in its charter)

Texas	                                                         74-1989366
(State of                                                    (IRS employer
incorporation)                                         identification no.)

601 N. Lamar
Suite 300
Austin, Texas                                                        78703
(Address of principal executive offices)                        (ZIP Code)

             Registrant's telephone number, including area code:
                             512-477-4455

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

             Yes  X                                       No

    The number of shares of the registrant's common stock, no par value, outstanding as of April 7, 1996 was 14,138,921 shares.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                     April 7, 1996 and September 24, 1995

(In thousands, except share data)
                                                 1996            1995
ASSETS

Current assets:
 Cash                                            $2,564          $5,154
 Merchandise inventories                         28,150          23,393
 Accounts receivable and other                   10,867           8,762
  Total current assets                           41,581          37,309

Net property and equipment                      129,433         108,243
Excess of cost over net assets acquired, net     37,050          37,644
Other assets                                     12,777          13,054
                                               $220,841        $196,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt         $1,305           $1,815
 Trade accounts payable                         14,337           11,218
 Accrued expenses and other                     22,365           22,808
  Total current liabilities                     38,007           35,841

Long-term debt, less current installments       62,617           46,906
Other long-term liabilities                      7,703            7,264
  Total liabilities                            108,327           90,011

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized;  none outstanding               0                0
 Common stock, no par value, 30,000,000 shares
  authorized;  14,138,921 and 13,825,047
  shares issued and outstanding                 80,458            79,093
 Retained earnings                              32,056            27,146
  Total shareholders' equity                   112,514           106,239
                                              $220,841          $196,250

See accompanying notes to condensed consolidated financial statements.



                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

                                         Twelve weeks ended     Twenty-eight weeks ended
                                         April 7   April 9       April 7        April 9
                                          1996       1995         1996            1995

Sales 	                                $144,102     $117,026     $316,597      $255,993
Cost of goods sold and occupancy costs   96,420       79,530      213,935       174,401
Direct expenses                          35,606       28,600       78,033        62,878

Store contribution                       12,076       8,896        24,629        18,714
Pre-opening costs                         2,052           0         2,052           664
Amortization expense                        343         324           797           672
General and administrative expenses       4,550       3,930        10,052         8,660
Relocation and restructuring expenses     2,376           0         2,376             0

Income from operations                    2,755       4,642         9,352         8,718
Net interest expense                        680         321         1,343           452

Income before income taxes                2,075       4,321         8,009         8,266
Income taxes                                882       1,772         3,404         3,364

Net income                               $1,193       $2,549       $4,605        $4,902

Net income per common and common equivalent share:
  Primary and fully diluted               $0.08       $0.18         $0.32         $0.35

Weighted average shares outstanding:
  Primary and fully diluted              14,651      14,153        14,560        14,167

See accompanying notes to condensed consolidated financial statements.


                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

                                                Twenty-eight weeks ended
                                                April 7           April 9
                                                  1996              1995


Net cash flow from operating activities	           $9,494        $10,891

Cash flow from investing activities:
 Acquisition of property and equipment            (28,540)       (22,708)
 Payments for purchase of acquired entities,
  net of cash acquired                                  0         (8,946)
 Cash acquired in pooling of interests                172              0
 Other                                               (192)        (5,291)
  Net cash flow used by investing activities      (28,560)       (36,945)

Cash flow from financing activities:
 Net proceeds from bank borrowings                 16,000         25,100
 Payments on long-term debt                          (880)          (814)
 Sale of common stock                               1,356            167
  Net cash flow from financing activities          16,476         24,453

Net decrease in cash and cash equivalents          (2,590)        (1,601)
Cash and cash equivalents at beginning of period    5,154          4,335

Cash and cash equivalents at end of period         $2,564         $2,734


See accompanying notes to condensed consolidated financial statements.


                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               April 9, 1995
                                (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended September 24, 1995.

2.  Business Combination

In December 1995, the Company completed the acquisition of National Merchants Exchange, Inc. doing business as Oak Street Market, which operated a natural foods market in Evanston, IL, in exchange for 195,205 shares of newly issued Company stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Oak Street financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. An adjustment to increase retained earnings by approximately $304,000 has been recorded to include results of Oak Street operations prior to the combination in these financial statements. Sales and results of operations of Oak Street for the period from September 25, 1995 through the date of acquisition are not material to the combined results.

3.  Relocation and Restructuring Expenses

During the second quarter of fiscal year 1996, the Company recognized charges to pre-tax earnings totaling approximately $2.4 million related to the relocation of its store in Durham and the restructuring of the Southern California region. Total costs associated with the relocation were approximately $400,000, consisting of losses on dispositions of fixed assets, pre-opening costs, remaining lease payments on old facilities and other relocation expenses. The Southern California restructuring included a change in regional leadership and the elimination of approximately half of the regional administrative positions. Total costs associated with the restructuring were approximately $2,000,000, consisting of severance and relocation payments, costs associated with the name change of stores from Mrs. Gooch's to Whole Foods Market, systems and process conversion costs and other restructuring expenses. These relocation and restructuring charges impacted earnings per share by approximately $.09.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Twelve and twenty-eight weeks ended April 7, 1996 compared to the same periods of the prior year.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Fiscal year 1996 is a fifty-three week year and fiscal year 1995 is a fifty-two week year.

Sales
Sales increased 23% for the second fiscal quarter and 24% for the twenty-eight weeks compared to the same periods of the prior fiscal year due to new stores opened since last year and same store sales increases of approximately 8.8% for the quarter and approximately 9.2% year-to-date. Increased same store sales reflect both higher customer traffic and higher average transaction amounts.

Store Contribution (Gross Profit less Direct Expenses)
Gross profit consists of retail sales less retail cost of goods sold and occupancy costs, plus the net contribution from non-retail operations. The Company's gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 7, 1996 increased to 33.1% and 32.4%, respectively, from 32.0% and 31.9% for the same periods of the prior year. These increases are due to lower cost of goods sold at existing stores. Direct store expenses as a percentage of sales were 24.7% for the twelve and twenty-eight weeks of the current fiscal year compared to 24.4% and 24.6%, respectively, in the prior fiscal year. The increases in direct store expenses as a percentage of sales for the current fiscal quarter and year-to-date are attributable to the timing and numbers of new store openings during those periods as compared to the prior year.
In the current fiscal year, there were no store openings during the first quarter and four store openings plus one relocation during the second quarter. In the prior fiscal year, there were two store openings during the first quarter and none during the second quarter. Direct store expenses as a percentage of sales at new stores are higher on average than at mature stores.

Pre-Opening Costs
Pre-opening costs for the twelve and twenty-eight weeks ended April 7, 1996 relate to the openings of Company stores in Sherman Oaks, CA, Washington, D.C., Chicago, IL and Arlington, VA in the second fiscal quarter. There were no store openings during the first fiscal quarter of 1996. Pre-opening costs for the twenty-eight weeks ended April 9, 1995 relate to the openings of Company stores in Dallas and Boston in the first quarter. There were no store openings during the second fiscal quarter of 1995. The Company expects to open three new stores and to relocate two existing stores during the remainder of the current fiscal year.

General and Administrative Expenses
General and administrative expenses, excluding amortization, decreased as a percentage of sales for the twelve weeks and twenty-eight weeks to 3.2% in the current year from 3.4% for the same periods of the prior year due to increases in sales at rates higher than increases in such expenses.

Interest Expense and Other Income
Interest expense for the second quarter was approximately $680,000 compared to approximately $321,000 for the second quarter of the prior year the prior year, net of capitalized interest of approximately $304,000 and $170,000, respectively. Current year-to-date interest expense was approximately $1,343,000 compared to approximately $452,000 for the same period of the prior year, net of capitalized interest of approximately $779,000 and $334,000, respectively. Interest expense consists of costs related to bank debt and to the remaining capital leases assumed in connection with the 1992 acquisition of Bread & Circus, net of capitalized interest associated with new store development.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

During the second quarter of fiscal 1996, the Company entered into a commitment for the placement of $40,000,000 of senior unsecured notes. These notes will bear interest at 7.29% and will be payable in seven equal annual installments beginning at the end of year four. Proceeds from the notes will be used to reduce the outstanding balance on the Company's $75 million expansion line of credit.

The Company expects to open two to three new stores and to relocate two existing stores during the remainder of the current fiscal year. The Company also has ten other stores currently under development that are expected to open during the next twenty-four months. The Company expects to finance this expansion and other capital expenditures with funds generated from operations and available under its bank expansion line of credit.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On March 11, 1996, the Company held its annual meeting of shareholders
(i) to elect eight directors of the Company and (ii) to consider and act upon a proposed amendment to the Company's 1992 Stock Option Plan for
Team Members to increase the number of shares of common stock issuable upon exercise of stock options under the Option Plan from 1,500,000 to 2,000,000 and to allow the Compensation Committee of the Board of
Directors to issue stock options to consultants of the Company.  Each of the eight directors nominated by the Company was elected and the amendment to the Option Plan was approved, with voting results as follows:
                                  For            Against          Abstaining
Board of Directors elections:
  Cristina G. Banks            10,823,874         10,391            418,290
  John B. Elstrott             10,824,560          9,905            418,090
  Avram J. Goldberg            10,822,517         11,948            418,090
  Fred Lager                   10,730,695        103,570            418,290
  John P. Mackey               10,824,065         10,400            418,090
  Linda A. Mason               10,825,120          9,345            418,090
  Ralph Z. Sorenson            10,815,591         18,874            418,090
  James P. Sud                 10,820,685         13,580            418,290
Amendment to the Option Plan   10,046,063        925,751            253,741

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Whole Foods Market, Inc.
                                             Registrant

Date:  May 17, 1996                          By:  Glenda Flanagan
                                             Glenda Flanagan
                                             Vice President and
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial officer)