Form 10-Q
period 1996-06-30
WHOLE FOODS MARKET INC
filed 1996-08-13
CIK 865436

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1996; or

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

             Yes  X                                       No

    The number of shares of the registrant's common stock, no par value, outstanding as of June 30, 1996 was 14,273,911 shares.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                     June 30, 1996 and September 24, 1995

(In thousands, except share data)
                                                 1996            1995
ASSETS

Current assets:
 Cash                                            $    0          $5,154
 Merchandise inventories                         29,286          23,393
 Accounts receivable and other                   11,220           8,762
  Total current assets                           40,506          37,309

Net property and equipment                      140,177         108,243
Excess of cost over net assets acquired, net     36,785          37,644
Other assets                                     13,359          13,054
                                               $230,827        $196,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt           $969           $1,815
 Trade accounts payable                         14,611           11,218
 Accrued expenses and other                     22,139           22,808
  Total current liabilities                     37,719           35,841

Long-term debt, less current installments       64,569           46,906
Other long-term liabilities                     10,965            7,264
  Total liabilities                            113,253           90,011

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized;  none outstanding               0                0
 Common stock, no par value, 30,000,000 shares
  authorized;  14,273,911 and 13,825,047
  shares issued and outstanding                 82,063            79,093
 Retained earnings                              35,511            27,146
  Total shareholders' equity                   117,574           106,239
                                              $230,827          $196,250

See accompanying notes to condensed consolidated financial statements.



                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

                                         Twelve weeks ended        Forty weeks ended
                                         June 30    July 2       June 30         July 2
                                          1996       1995         1996            1995

Sales 	                                $146,376     $119,888     $462,973      $375,881
Cost of goods sold and occupancy costs   98,394       81,134      312,329       255,535
Direct expenses                          36,122       29,390      114,155        92,268

Store contribution                       11,860        9,364       36,489        28,078
Pre-opening costs                           425          544        2,477         1,208
Amortization expense                        346          324        1,143           996
General and administrative expenses       4,662        3,959       14,714        12,619
Relocation and restructuring expenses         0        2,332        2,376         2,332

Income from operations                    6,427        2,205       15,779        10,923
Net interest expense                        678          430        2,021           882

Income before income taxes                5,749        1,775       13,758        10,041
Income taxes                              2,293          728        5,697         4,092

Net income                               $3,456       $1,047       $8,061        $5,949

Net income per common and common equivalent share:
  Primary and fully diluted               $0.23        $0.07        $0.55         $0.42

Weighted average shares outstanding:
  Primary and fully diluted              15,189       14,240       14,773        14,192

See accompanying notes to condensed consolidated financial statements.


                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

                                                      Forty weeks ended
                                                  June 30           July 2
                                                    1996             1995


Net cash flow from operating activities	            $17,731        $17,579

Cash flow from investing activities:
 Acquisition of property and equipment              (43,313)       (39,444)
 Payments for purchase of acquired entities,
  net of cash acquired                                    0         (8,946)
 Other                                                  848         (4,971)
  Net cash flow used by investing activities        (42,465)       (53,361)

Cash flow from financing activities:
 Net proceeds from bank borrowings                   18,000         35,600
 Net proceeds from issuance of senior notes payable  40,000              0
 Payments on long-term debt                         (41,264)        (1,843)
 Sale of common stock                                 2,961            236
 Other                                                 (117)             0
  Net cash flow from financing activities            19,580         33,993

Net decrease in cash and cash equivalents            (5,154)        (1,789)
Cash and cash equivalents at beginning of period      5,154          4,335

Cash and cash equivalents at end of period           $    0         $2,546


See accompanying notes to condensed consolidated financial statements.


                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)

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

2.  Business Combinations

During the third quarter, the Company signed an agreement to merge with Fresh Fields Markets, Inc. (Fresh Fields), which operates natural foods supermarkets in Washington, D.C., Chicago, Philadelphia and New York.
The merger transaction is valued at approximately $134.5 million and is intended to be accounted for using the pooling of interests method.
Total consideration for the transaction will be between approximately 4.8 to 5.6 million shares of newly issued Company stock. The actual number of shares issued in the transaction will be determined by the average closing market price of Company stock during the twenty trading days ending one day prior to the closing, subject to a limitation of between $24 and $28 per share. The merger is subject to the approval of the Company's shareholders at a special meeting to be held on August 30, 1996. Additional information regarding this proposed transaction is included in the Company's Form S-4, File # 333-7719.


In December 1995, the Company completed the acquisition of National Merchants Exchange, Inc. doing business as Oak Street Market, which operated a natural foods market in Evanston, IL, in exchange for 195,205 shares of newly issued Company stock. The acquisition was accounted for using the pooling of interests method. Due to the immateriality of Oak Street financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. An adjustment to increase retained earnings by approximately $304,000 has been recorded to include results of Oak Street operations prior to the combination in these financial statements. Sales and results of operations of Oak Street for the period from September 25, 1995 through the date of acquisition are not material to the combined results.

RESULTS OF OPERATIONS - Twelve and forty weeks ended June 30, 1996 compared to the same periods of the prior year.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Fiscal year 1996 is a fifty-three week year and fiscal year 1995 is a fifty-two week year.

Sales
Sales increased 22% for the third fiscal quarter and 23% for the forty weeks compared to the same periods of the prior fiscal year due to new stores opened since last year and same store sales increases of approximately 6.2% for the quarter and approximately 8.4% year-to-date. Increased same store sales reflect both higher customer traffic and higher average transaction amounts.

Store Contribution (Gross Profit less Direct Expenses)
Gross profit consists of retail sales less retail cost of goods sold and occupancy costs, plus the net contribution from non-retail operations.
The Company's gross profit as a percentage of sales for the twelve and forty weeks ended June 30, 1996 increased to 32.8% and 32.5%, respectively, from 32.3% and 32.0% for the same periods of the prior year. These increases are due to lower cost of goods sold at existing stores. Direct expenses as a percentage of sales were 24.7% for the twelve and forty weeks of the current fiscal year compared to 24.5% and 24.6%, respectively, in the prior fiscal year. The increases in direct store expenses as a percentage of sales for the current fiscal quarter and year-to-date are attributable to the timing and numbers of new store openings during those periods as compared to the prior year. In the current fiscal year, there was one new store opening during the third quarter and five new store openings year-to-date. In the prior fiscal year, there was one new store during the third quarter and three new store openings year-to-date. Direct store expenses as a percentage of sales at new stores are higher on average than at mature stores.

Pre-Opening Costs
Pre-opening costs for the twelve and forty weeks ended June 30, 1996 relate to the openings of one store (Madison, WI) during the third quarter and four stores (Sherman Oaks, CA, Washington, D.C., Chicago, IL and Arlington, VA) during the second quarter. There were no new store openings during the first fiscal quarter of 1996. Pre-opening costs for the twelve and forty weeks ended April 9, 1995 relate to the openings of Company stores in St. Paul, MN during the third quarter and Dallas and Boston during the first quarter. There were no store openings during the second fiscal quarter of 1995. Subsequent to the end of the third fiscal quarter, the Company has opened a new store in San Francisco. No additional new store openings are scheduled for the remainder of the current fiscal year.

Relocation and Restructuring Expenses
During the second quarter of fiscal year 1996, the Company recognized charges to earnings related to the relocation of its store in Durham and the restructuring of the Southern California region. Total costs associated with the relocation were approximately $400,000, consisting of losses on dispositions of fixed assets, pre-opening costs, remaining lease payments on old facilities and other relocation expenses. The Southern California restructuring included a change in regional leadership and the elimination of approximately half of the regional administrative positions. Total costs associated with the restructuring were approximately $2,000,000, consisting of severance and relocation payments, costs associated with the name change of stores from Mrs. Gooch's to Whole Foods Market, systems and process conversion costs and other restructuring expenses. These relocation and restructuring charges impacted earnings per share by approximately $.09. Subsequent to the end of the third fiscal quarter, the Company has completed the relocation of its store in West Los Angeles and expects to complete the relocation of its store in Cupertino prior to the end of the current fiscal year. During the third quarter of fiscal year 1995, the Company recognized a charge to earnings related to the relocations of its three stores in Austin to two new, larger stores and its corporate offices to the same facility as its new downtown store. Total costs associated with these relocations were approximately $2,332,000, consisting of losses on dispositions of fixed assets, pre-opening costs of $704,000, inventory write-offs, remaining lease payments on old facilities and other miscellaneous relocation expenses. These costs impacted earnings per share by approximately $.10.

General and Administrative Expenses
General and administrative expenses, excluding amortization, decreased as a percentage of sales for the twelve weeks and forty weeks to 3.2% in the current year from 3.3% and 3.4%, respectively, for the same periods of the prior year due to increases in sales at rates higher than increases in such expenses.

Interest Expense and Other Income
Interest expense for the third quarter was approximately $678,000 compared to approximately $430,000 for the third quarter of the prior year, net of capitalized interest of approximately $218,000 and $282,000, respectively. Current year-to-date interest expense was approximately $2,021,000 compared to approximately $882,000 for the same period of the prior year, net of capitalized interest of approximately $997,000 and $616,000, respectively. Interest expense consists of costs related to bank debt and senior notes payable and to the remaining capital leases assumed in connection with the 1992 acquisition of Bread & Circus, net of capitalized interest associated with new store development.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

During the third quarter of fiscal 1996, the Company issued $40,000,000 of senior unsecured notes. These notes bear interest at 7.29% and are payable in seven equal annual installments beginning at the end of year four. Proceeds from the notes were used to reduce the outstanding balance on the Company's $75 million expansion line of credit.

Subsequent to the end of the third fiscal quarter, the Company has opened a store in San Francisco and completed the relocation of its store in West Los Angeles. The Company expects to relocate one additional existing store during the remainder of the current fiscal year. The Company also has ten other stores currently under development that are expected to open during the next twenty-four months, and Fresh Fields has two stores currently under development. The Company expects to finance this expansion and other capital expenditures with funds generated from operations and available under its bank expansion line of credit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Whole Foods Market, Inc.
                                             Registrant

Date:  August 13, 1996                       /S/ Glenda Flanagan
                                             Glenda Flanagan
                                             Vice President and
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial officer)