Form 10-K
period 1996-09-29
WHOLE FOODS MARKET INC
filed 1996-12-30
CIK 865436

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for fiscal year ended September 29, 1996; or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________ to
    ______________.

Commission file number:  0-19797

                            WHOLE FOODS MARKET, INC.
             (Exact name of registrant as specified in its charter)

  Texas                                                           74-1989366
(State of                                                     (IRS employment
incorporation)                                               identification no.)

601 North Lamar Suite 300
      Austin, Texas                                                 78703
(Address of principal executive offices)                         (Zip Code)

               Registrant's telephone number, including area code:
                                  512-477-4455

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Actof1934 during the preceding 12 months(or for such shorter period that the registrantwas required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                         -- --
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 1996 was $354 million.
     The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 1996 was 19,212,500.

     The following document is incorporated by reference into the part of this annual report on Form 10-K as indicated: Portions of the registrant's Definitive Proxy Statement for the annual meeting of shareholders to be held on March 24, 1997 are incorporated into Part III to the extent indicated herein.

                                     PART I

Item 1.           Business

     Whole Foods Market, Inc. (the "Company" or "Whole Foods") owns and operates the country's largest chain of natural foods supermarkets, featuring food made from natural ingredients free of unnecessary additives. The Company opened its first store in Austin, Texas in 1980 and operated 68 stores in ten states as of September 29, 1996. The Company's stores average approximately 23,000 square feet and offer a broad selection of foods at competitive prices with an emphasis on customer service. The Company has designed its stores to attract quality-oriented consumers who are interested in health, nutrition, food safety and preserving the environment. Product offerings include organically grown and high-grade commercial produce; grocery products and environmentally safe household items; meat, poultry and seafood free of growth hormones and antibiotics; bulk foods, such as nuts, candies, dried fruit and whole unprocessed grains and cereals; specialty gourmet foods such as beer, wine, coffee and cheese; prepared foods, such as fresh bakery goods, soups, salads, hot entrees and sandwiches; vitamins, body care products and cosmetics; and miscellaneous items including books and magazines emphasizing health and nutrition.

The Natural Foods Industry

     Natural foods can be defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and in general are as near to their whole, natural state as possible. According to The Natural Foods Merchandiser, a leading trade publication for the industry, natural foods sales have grown at a compound annual rate of approximately 17% over the last five years to approximately $9.17 billion in 1995. This growth is being propelled by several factors, including increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, artificial ingredients and other chemicals; environmental concerns due to the degradation of water and soil quality; and healthier eating patterns due to a better educated populace whose median age is increasing each year. While organic and natural food products have higher costs of production, the Company believes that due to changes in demographics and buying habits a significant segment of the population now attributes added value to high-quality natural food and accordingly is willing to pay higher prices for such food items.

     According to the June 1996 issue of The Natural Foods Merchandiser, there were 6,600 natural/health food stores in 1995 in the United States, representing $6.12 billion of the industry's sales in 1995. While natural and health food stores have historically provided only a limited selection of products, the natural foods supermarket-size formats provide a complete grocery shopping alternative to conventional supermarkets. The Company believes that besides its own stores there are less than 75 other natural foods stores larger than 10,000 square feet throughout the country. Whole Foods also believes that the growth of larger supermarket-size natural foods stores has increased consumer awareness of and demand for natural foods.

Strategy

     In fiscal 1996, the Company had sales per gross square foot of $636, which the Company believes is higher than most other traditional supermarket or food retailers. The Company attributes these successful results to its ability to differentiate itself from other retailers competing for consumers' food dollars by tailoring its product mix, service standards and store environment to satisfy the needs of the natural foods shopper and to appeal to the broader market of quality-oriented consumers. The Company targets consumers aged 25 to 50 who are better educated and more affluent than the populace as a whole.

Products

     The Company offers its customers approximately 10,000 to 14,000 food and non-food products. The broad product selection in the Whole Foods stores is designed to meet the needs of natural foods shoppers as well as gourmet customers. The Company has been able to expand the breadth of its product offerings by monitoring the market for new products and by responding to customer input. In addition, the Company is currently expanding a line of private label products in order to further enhance its quality image and customer loyalty.

Quality Standards

     The Company's objective is to supply the highest quality natural foods to its customers. The Company defines quality in terms of nutrition, freshness, appearance and taste. The Company has the following product minimum quality standards:

     * We feature and prepare foods that are free of artificial sweeteners, colors, flavors and preservatives.

     * We actively seek out and support sources of organically grown foods.

     * We feature seafood, poultry and meat that are free of added growth hormones, antibiotics, nitrates or other chemicals.

     * We feature grains and grain products that have not been bleached or bromated.

     * We sell only household and personal care products that have been proven safe through non-animal testing methods.

     * We do not sell food that has not been irradiated.

Store Operations

     The Company has promoted a strong company culture featuring a team approach to store operations which the Company believes is distinctly more empowering of employees than that of the traditional supermarket. Each store employs between 65 and 277 people, organized into up to nine teams, each led by a team leader. Each team is responsible for a different aspect of store operations, such as produce; grocery; meat, poultry and seafood; prepared foods; bakery goods; beer/wine/cheese; nutrition products (vitamins, herbs and body care); customer service; and the front-end section which runs the customer check-out counters. The store teams have significant authority over the store operations for which they are responsible. For example, many teams make buying and pricing decisions for the products sold in their area, subject to general guidelines established by the Company. Teams take collective responsibility for hiring, achieving operational goals and making group decisions which might impact team performance.

     The Company intends to create a company-wide consciousness of "shared fate" by uniting the self-interest of the team members as closely as possible to the self-interest of the customers and of the shareholders. One way the Company reinforces this concept is through its two gainsharing bonus programs, one which rewards team sales and labor productivity and the other which rewards team profitability on such factors as achievement of targeted gross margins within a stated range and the rate of inventory turnover. Another way the Company reinforces the shared fate concept is by facilitating team member stock ownership. All team members are eligible for stock option grants under the Team Member Stock Option Plan either through seniority or promotion, and to purchase stock through payroll deductions under the Team Member Stock Purchase Plan. By making its team members stakeholders in the organization, the Company believes it has lessened the potential for an adversarial relationship between management and employees.

     The Company believes that it helps to inspire its team members by providing them with a greater sense of purpose and mission in their work. For many Team Members, their job is an extension of their personal philosophy and lifestyle. Team Members can feel they are contributing to the good of others by selling pure and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment. Additionally, the Company has a program which provides paid time off to Team Members for working with qualified community service organizations.

     Because of the Company's decentralized management structure, an effective store team leader (store manager) is critical to the success of the store. Store team leaders are paid a salary plus a bonus based on store profit contribution. The store team leader works closely with the associate store team leader and store merchandiser, as well as with all the team leaders, to operate the store as efficiently and profitably as possible.

Purchasing and Distribution

     Purchasing is generally decentralized to permit each store, within certain parameters determined by the Company, to customize its product mix to better meet the needs of its customers. Volume discounts are negotiated with major vendors on both a national and a regional basis or by groups of stores in an effort to achieve some economies of scale. Buyers generally purchase many of their grocery products from regional wholesale suppliers while the remainder of products are purchased directly from producers.

     The stores purchase certain products directly from Company-owned regional wholesalers, which pool the stores' purchasing power together to negotiate the most favorable terms. With respect to bakery products and in certain regions with respect to prepared foods, the Company has established separate kitchens or commissaries to prepare such foods for distribution to stores within the region.

Store Description

     Each of the stores are generally located in high-traffic shopping areas and are either free-standing or in strip centers. The Company has no prototype store. Each store's layout is customized to the actual size and configuration of the particular location. The Company emphasizes strong visual presentations in all key traffic areas of its stores. Merchandising displays are changed frequently and often incorporate seasonal themes. The stores also sponsor a variety of organized in-store activities, such as store tours, samplings, taste fairs and other special events. To further a sense of community and interaction with customers, the stores typically include sit-down eating areas, customer comment boards and centrally located information booths. In addition, many stores offer special services, such as home delivery.

Expansion Strategy

     The expansion strategy of the Company is to open or acquire stores in existing regions and in metropolitan areas where the Company believes it can become a leading natural foods supermarket retailer. During fiscal year 1992, the Company acquired two stores operating as Wellspring Grocery in North Carolina, and the Company opened a new store in Mill Valley, California. In fiscal 1993, the Company opened new stores in Raleigh, North Carolina; Chicago, Illinois; San Antonio, Texas and Ann Arbor, Michigan and acquired 13 stores as follows: In October 1992, the Company acquired all of the outstanding stock of Bread & Circus, Inc. ("Bread & Circus"), the largest natural foods supermarket retailer in the Northeast, then operating six natural foods supermarkets located in Massachusetts and Rhode Island. The consideration for the stock consisted of approximately $20.0 million in cash and 691,770 shares of common stock. In September 1993, the Company acquired all of the outstanding stock of Mrs. Gooch's Natural Food Markets, Inc. ("Mrs. Gooch's"), which owned and operated seven natural foods supermarkets in the southern California area. The Company issued 2,970,596 shares of its common stock in connection with the acquisition, which was accounted for as a pooling of interests.

     In fiscal 1994, the Company opened new stores in Houston, Texas; Cambridge, Massachusetts; Los Gatos, California; Chicago, Illinois and Dallas, Texas.

     In fiscal 1995, the Company closed its three existing stores in Austin and replaced them with two larger, updated stores. Additionally, the Company opened four new stores outside of Austin, one each in Plano, Texas; Boston, Massachusetts; Tustin, California; and St. Paul, Minnesota. In February 1995, the Company acquired substantially all assets and assumed certain liabilities of Unicorn Village, Ltd. (Unicorn), a natural foods supermarket in Southern Florida, in exchange for approximately $4.1 million in cash. Also in February 1995, the Company acquired the outstanding stock of Cana Foods, Inc. doing business as Bread of Life, which operated two natural foods supermarkets in Northern California, in exchange for approximately $5 million in cash.

     In fiscal 1996, the Company opened new stores in Sherman Oaks, CA; Washington, DC; Lakeview, IL; Arlington, VA; Madison, WI and San Francisco, CA. In December 1995, the Company acquired the outstanding stock of Natural Merchants Exchange, Inc. doing business as Oak Street Market, which operated a natural foods market in Evanston, Illinois, in exchange for approximately 195,000 shares of newly issued Company stock. The acquisition was accounted for using the pooling of interests method. In August 1996, the Company acquired all of the outstanding stock of Fresh Fields Market, Inc., which operated twenty-two natural foods supermarkets, in exchange for approximately 4,750,000 shares of newly issued Company stock. The acquisition was accounted for using the pooling of interests method. Subsequent to the acquisition, three stores have been closed and two others are scheduled for relocation pursuant to a plan to close or relocate duplicate stores as a result of the acquisition.

     In fiscal 1997, the Company intends to open approximately five new stores and relocate two existing stores.

     In selecting store locations, the Company uses an internally-developed model to analyze potential markets on such criteria as income levels, population density and educational levels. Whole Foods believes that a metropolitan area with population in excess of 200,000 is generally large enough to support a Whole Foods Market. After the Company has selected a target site, it retains an independent third party consultant to project sales. The Company intends to cluster several stores in the larger metropolitan areas. Clustering stores permits advantages such as increased purchasing power, specialized expertise in all team areas, greater advancement opportunities for store staff and economies of scale in promotion and advertising.

     The Company typically opens a new store approximately one year after a store site is selected and the lease is signed. The Company estimates that its cash requirements to open a new store will range (depending on the size of the new store, geographic location, degree of work performed by the landlord, and complexity of site development issues) from $3 million to $12 million, excluding new store inventory (approximately $400,000).

Marketing

     The Company spends less on advertising than traditional supermarkets, instead relying primarily on word-of-mouth recommendations from its customers. The Company allocates about half of its marketing budget to region-wide programs and the remainder to the individual store's marketing efforts. The stores spend most of their own marketing budgets on store events such as taste fairs, classes, store tours and product samplings. Each store also has a separate budget for making contributions to a variety of philanthropic and community activities, creating goodwill and maintaining a high profile in the community. The Company presently contributes approximately 5% of its after tax profits in the form of cash or products to not-for-profit organizations.

Competition

     The Company's competitors currently include other natural foods supermarkets, traditional and specialty supermarkets, other natural foods stores and small specialty stores. Although the company has historically encountered limited competition in its geographic markets with other stores operating in the natural foods supermarket format, it has faced increased competition in recent years from such stores, particularly in new markets, and expects to encounter additional competition from such stores in its existing markets and in new markets. When the Company faces such direct competition, there can be no assurance that the Company will be able to compete effectively or that increased competition will not adversely impact the Company's results of operations. In addition, traditional and specialty supermarkets compete with the Company in one or more product categories and may expand more aggressively in marketing a broad range of natural foods and thereby compete more directly with the Company for products, customers and locations. Some of the Company's competitors have been in business longer or have greater financial or marketing resources than the Company and may be able to devote greater resources to securing suitable locations and to the sourcing, promotion and sale of their products.

Government Regulation

     The stores are subject to various federal, state and local laws, regulations and administrative practices affecting its business and must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages. Difficulties or failures in obtaining or maintaining required licenses or other required approvals could delay or prevent the opening of new stores or adversely affect the operations of existing stores.

Employees

     As of September 29, 1996, the Company employed approximately 9848 persons, including approximately 8108 full-time and 1740 part-time employees. The Company sponsors a partially self-insured health care benefits plan for participating employees. The Company does not subscribe to any workers' compensation insurance program with respect to its employees in Texas and instead maintains a reserve for job-related injury claims. The employees of the Company are not represented by a labor union or collective bargaining agreement. The Company stores in Berkeley and Los Gatos, CA and in St. Paul, MN were subjected to informational pickets by the local retail clerks' and butchers' unions for a period of approximately ten to eighteen months after their opening. The Company store in Madison, WI has been under an informational picket by the local retail union from its opening through the time of this printing.

Trademarks

     The names "Whole Foods Market," "Wellspring," "Bread & Circus," "Mrs. Gooch's", "Unicorn Village Market", "Fresh Fields Market", "Good for You Foods" and the Company's stylized logos are registered service marks of the Company.

Risk Factors

     The Company wishes to caution readers that the following important factors, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Except for historical information, the matters discussed in such oral and written communications are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new stores, the impact of competition and other risks detailed below.

     Expansion   Strategy.   Whole  Food's  strategy  is  to  expand  through  a
combination of new store openings and acquisitions of existing stores. Successful implementation of this strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that the Company's expansion strategy can be successfully executed.

     Continued growth of Whole Foods Market will depend to a significant degree upon its ability to open or acquire new stores in existing and new markets and to operate these stores on a successful basis. Further, the Company's expansion strategy is dependent on finding suitable locations, and the Company faces intense competition with other retailers for such sites. There can be no assurance that the Company will be able to open or acquire new stores in a timely manner and to operate them on a successful basis. In addition, there can be no assurance that the Company can successfully hire and train new employees and integrate such employees into the programs and policies of the Company or adapt its distribution, management information and other operating systems to the extent necessary to operate new or acquired stores in a successful and profitable manner and adequately supply natural foods products to these stores at competitive prices.

     There can be no assurance that Whole Foods Market will continue to grow through acquisitions. To the extent the Company further expands by acquiring existing stores, there can be no assurance that Whole Foods Market can successfully integrate such stores into its operations and support systems, and that the operations of acquired stores will not be adversely affected as the Company's decentralized approach to store operations is introduced to such stores.

     The acquisition of existing stores and the opening of new stores requires significant amounts of capital. In the past, the Company's growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, and internally generated cash flow. These and other sources of capital may not be available to the Company in the future.

     Quarterly Fluctuations. The Company's quarterly results of operations may fluctuate significantly as the result of the timing of new store openings and the range of operating results which may be generated from newly opened stores. It is Whole Foods Markets policy to expense the pre-opening costs associated with a new store opening during the quarter in which the store is opened. Accordingly, quarter to quarter comparisons of results of operations have been and will be materially impacted by the timing of new store openings. In addition, the Company's quarterly operating results could be adversely affected by losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in merchandise costs and possible supply shortages, as well as by the factors listed below in "Operating Results".

     Competition. Whole Foods Market's competitors currently include other natural foods stores, large and small traditional and specialty supermarkets and grocery stores. These stores compete with the Company in one or more product categories. In addition, traditional and specialty supermarkets are expanding more aggressively in marketing a broad range of natural foods and thereby competing directly with the Company for products, customers and locations. Some of these potential competitors have been in business longer or have greater financial or marketing resources than Whole Foods Market and may be able to devote greater resources to the sourcing, promotion and sale of their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits, and/or greater operating costs such as marketing.

     Personnel Matters. Whole Foods Market is dependent upon a number of key management and other personnel. The loss of the services of a significant number of key personnel within a short period of time could have a material adverse effect upon the Company. Whole Foods Market's continued success is also dependent upon its ability to attract and retain qualified employees to meet the Company's future needs. The Company faces intense competition for qualified personnel, many of whom are subject to offers from competing employers, and there can be no assurance that Whole Foods Market will be able to attract and retain such personnel. Whole Foods Market does not currently maintain key person insurance on any employee.

     Integration of Fresh Fields' Operations. Whole Foods Market anticipates reducing Fresh Fields' overhead expenses by adopting Whole Foods Market's decentralized approach to store management. Whole Foods Market will also seek to improve the operating profitability of the Fresh Fields stores through enhanced purchasing power, improved utilization of distribution facilities and other economies of scale resulting from the Merger. There can be no assurance that Whole Foods Market will be able to achieve the economies of scale and other operating enhancements it seeks in the Fresh Fields operations, or that these economies of scale can be achieved in a period of time currently anticipated by management.

     The acquisition of Fresh Fields has materially increased the scope of the Company's operations from 48 to 68 stores, after giving effect to the closing or relocation of duplicate stores. The integration of the Fresh Fields operations into the Whole Foods Market organization is a significant undertaking. While Whole Foods Market has experience in acquiring and integrating other businesses into Whole Foods Market's operations, Fresh Fields has a larger number of stores and employees and substantially greater revenues than any of the companies previously acquired by Whole Foods Market. In addition, the integration will be implemented without the benefit of the Fresh Fields' executive management. There can be no assurance that the operations of Fresh Fields' stores will not be adversely affected by the introduction of the Company's team approach to store operations or the response of customers to the changes in operations and merchandising mix made by the Company. The integration of Fresh Fields into the Company will require the dedication of management resources which may temporarily detract from attention to the day-to-day business of the Company.

     Conversion to Whole Foods Market Name. The change of the Fresh Fields stores to the Whole Foods Market name might cause short term confusion among customers and lead to a reduction in sales because of the loss of the goodwill associated with the Fresh Fields' name. Acceptance by customers of the Whole Foods Market brand may take longer and be more difficult or expensive than management anticipates.

     Legal Matters. From time to time Whole Foods Market is the subject of various lawsuits arising in the ordinary course of business. Although not currently anticipated by management, there is potential for the Company's results to be materially impacted by legal and settlement expenses related to such lawsuits.

     Whole Foods Market is a non-subscriber to Worker's Compensation Insurance in the State of Texas. There is some potential for the Company's results to be materially impacted by medical, lost time and other costs associated with on-the-job injuries.

     The Company provides partially self-insured, voluntary employee benefits plans which provide health care and other benefits to participating employees. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. There is some potential for Whole Foods Market's results to be materially impacted by claims made in excess of reserves therefore.

     Informational Picketing. Certain of the Company's stores have been subjected to informational picketing and negative publicity campaigns by members of various local trade unions. These informational pickets and campaigns may have the effect of lowering the sales volumes of new or existing stores.

     Fresh Fields is not currently a party to any collective bargaining agreement. Its stores have also been subject to informational picketing and negative publicity campaigns by members of unions. Because of changes in Fresh Fields' operations in connection with the Merger, there could be an increased risk of efforts to organize employees by labor unions or by employees on their own initiative. Unionization of any material portion of Fresh Fields employees would adversely affect the operations of the business and could reduce the level of profitability.

     Operating Results. The Company's ability to meet expected results for any period may be negatively impacted by many factors, as described above and including, but not limited, to the following:

(i) reductions in sales caused by competitive issues, product availability, weather and other factors; (ii) losses generated by new stores or higher than expected pre-opening costs; (iii) higher than expected costs and expenses at store, regional and national levels; (iv) lower than expected gross margins resulting from the impact of competition or other factors; (v) higher than expected interest expense due to higher than expected interest rates or borrowings outstanding; and (vi) delays in new store openings.

     Whole Foods Market's ability to increase same store sales during any period will be directly impacted by competition, availability of product and other factors which are often beyond the control of the Company.

Item 2.           Properties

     The Company owns the New Orleans store location. All other stores, distribution centers and bakehouses are leased, with expiration dates ranging from 1 to 21 years. The Company has options to renew most of its leases with renewal periods ranging from 5 to 50 years.

     In 1995, the Company developed a project in Austin, Texas which houses one of the new Austin stores (named Sixth and Lamar), the new corporate headquarters, and a bookstore. The underlying property is leased from a third party under a ground lease which has a base term of twenty years with ten options to renew for five years each. The Company has entered into a lease with the bookstore which has a base term of twenty years with two options to renew for five years each. Certain officers of the Company are also shareholders of the bookstore, owning a combined 18.5% of the outstanding stock. The Company believes that the terms of the lease between the Company and the bookstore are on terms no less favorable to the Company than could have been negotiated with an independently owned retailer. This is partially based on an appraisal of the lease by an independent appraisal firm. The income from this lease is not material to the operations of the Company.

Item 3.           Legal Proceedings

     From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business which have not resulted in any material losses to date.

Item 4.           Submission of Matters to a Vote of Security Holders

     On August 30, 1996, the Company held a Special Meeting of its Shareholders. At the Special Meeting, the shareholders were asked to consider and act upon the following:

Proposal (1) The merger and related Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of the Company merged into Fresh Fields Markets, Inc. ("Fresh Fields") resulting in Fresh Fields becoming a wholly owned subsidiary of the Company.

Proposal  (2) The  amendment  to the  Articles of  Incorporation  of Whole Foods
Market to increase the authorized number of shares of common stock of Whole Foods Market from 30 million to 50 million shares; and Proposal (3) The amendment to the 1992 Stock Option Plan for Team Members to increase the number of shares of common stock of Whole Foods Market issuable upon exercise of stock options under the Plan from 2million to 3million shares of common stock.

The following indicates the number of shares voted for and against the proposals as well as abstentions.

Proposal         Votes For              Votes Against            Votes Abstained
--------------------------------------------------------------------------------
  (1)            9,224,929                  16,012                   52,436
  (2)           11,928,194                 104,988                   51,885
  (3)            6,775,221               2,378,993                  139,163

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "Whole Foods MarketI." The following sets forth the high and low last reported sales prices for the Company's last two fiscal years.

         Fiscal 1995
September 26, 1994 to January 1                          $16.75          $  9.50
January 16, 1995 to April 9, 1995                        $14.13           $10.75
April 10, 1995 to July 2, 1995                           $16.13           $11.50
July 3, 1995 to September 24, 1995                       $15.75           $11.88

         Fiscal 1996
September 25, 1995 to January 14, 1996                   $15.00           $10.94
January 15, 1996 to April 7, 1996                        $18.50           $13.75
April 8, 1996 to June 30, 1996                           $28.50           $17.75
July 1, 1996 to September 29, 1996                       $35.88           $24.00

     The Company had approximately 987 record holders of its common stock as of November 30, 1996.

     The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's present bank credit agreement restricts the payment of cash dividends on common stock.

     The Company sold the following unregistered securities in fiscal 1996:

         (1) On May 16, 1996, the Company issued 7.29% Senior Notes due May 16, 2006 (the "Notes"). No underwriters were involved in the sale of the Notes; therefore, no underwriting discounts or commissions were paid. The Notes were issued to institutional investors. The aggregate offering price was $40 million which was paid by the investors in cash. Due to the limited number of offerees and the financial sophistication of the offerees, the sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").
         (2) In December 1995, the Company issued 195,205 shares ("Shares") of Common Stock in a merger between a subsidiary of the Company and National Merchants Exchange, Inc. doing business as Oak Street Market ("Oak Street"), which operated one natural foods grocery store in Evanston, Illinois. No underwriters were involved in the sale of the Shares; therefore, no underwriting discounts or commissions were paid. This offering was made to the two former shareholders of Oak Street. Due to the limited number of offerees and the business relationship to the offerees, the sale was made in reliance on Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data

Whole Foods Market, Inc. and Subsidiaries
Summary Financial Information In thousands, except per share and operating data

                                                     Sept 29    Sept 24    Sept 25    Sept 26   Sept 27
                                                        1996       1995       1994       1993      1992
-------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations1
Sales                                             $  892,098    709,935    572,050    439,254   245,684
Cost of goods sold and occupancy costs               613,056    480,781    387,682    297,647   167,845
-------------------------------------------------------------------------------------------------------
Gross profit                                         279,042    229,154    184,368    141,607    77,839

Direct store expenses                                217,048    183,655    144,383    113,690    61,207
General and administrative expenses                   33,559     30,777     25,151     21,644    13,399
Pre-opening costs                                      3,964      4,029      3,387      4,985     1,087
Relocation costs                                       1,939      2,332      5,758      2,457       564
Non-recurring expenses                                38,516          *        282      3,094       656
-------------------------------------------------------------------------------------------------------
Income (loss) from operations                        (15,984)     8,361      5,407     (4,263)      926
Net interest income (expense)                         (4,661)    (1,941)       264        536       546
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (20,645)     6,420      5,671     (3,727)    1,472
Provision (credit) for income taxes                   (3,411)     5,347      6,035      4,727     2,422
-------------------------------------------------------------------------------------------------------
Net income (loss)                                 $  (17,234)     1,073       (364)    (8,454)     (950)
=======================================================================================================
Net income (loss) per share                       $    (0.90)       0.06     (0.02)     (0.50)    (0.08)
=======================================================================================================
Shares/weighted average shares outstanding            19,179     18,924     18,340     17,018    12,418
=======================================================================================================

Operating Data
Number of stores at end of period                         68         61         49         42        25
Store sales per square foot                       $      636        625        639        597       599
Average weekly sales per store                    $  253,555    238,776    243,520    217,116   202,629
Comparable store sales increase (2)                     5.40%      6.19%      9.93%     11.56%     7.41%

Consolidated Balance Sheet Data (End of Year)
Working capital (deficiency)                      $    4,887     (4,400)    18,080     11,344    36,957
Total assets                                         310,604    266,814    203,417    162,338    98,386
Long-term debt (including current maturities)         85,291     53,721      8,389      5,607     3,148
Shareholders' equity                                 146,447    152,633    152,045    123,540    75,736

1. The combined financial information and operating data for periods prior to the acquisition of Fresh Fields is based on the respective historical financial statements and other financial information of the Company and Fresh Fields. For fiscal year 1996, Whole Foods Market financial information as of and for the fiscal year ended September 29, 1996 has been combined with Fresh Fields information as of and for the twelve months ended September 30, 1996. For all other years presented, Whole Foods Market financial information as of and for the fiscal years ended in September as indicated above has been combined with Fresh Fields financial information as of and for the fiscal years ended on the Saturday closest to December 31 of the same year.

2. For internal reporting purposes, the Company's fiscal year is comprised of 13 accounting periods generally consisting of four weeks each. Sales of a store are deemed to be "comparable" commencing in the fifty-third full week after the store was opened or acquired. The comparable store sales increase for fiscal 1996 is based on comparable 53-week years.

Item 7.  Management's Discussion & Analysis

Whole Foods Market, Inc. and Subsidiaries Management's Discussion & Analysis of Financial Condition and Results of Operations

General
Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 68 stores as of September 29, 1996 both by opening new stores and acquiring existing stores from third parties. The results of the Company's operations have been and will continue to be materially affected by the timing and number of new store openings. New stores may incur operating losses for the first one or two years of operations. The Company's results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 1996 is a 53-week year. Fiscal years 1995 and 1994 are 52-week years.
  On August 30, 1996 the shareholders approved the pooling-of-interests merger between Whole Foods Market and Fresh Fields Market, Inc., a 22 store chain of natural foods markets located primarily on the East Coast and in the Chicago area. The information contained herein has been restated to present the combined results of operations for the years shown. For fiscal year 1996, Whole Foods Market financial information as of and for the fiscal year ended September 29, 1996 has been combined with Fresh Fields information as of and for the twelve months ended September 30, 1996. For all other years presented, Whole Foods Market financial information as of and for the fiscal years ended the last Sunday in September has been combined with Fresh Fields financial information as of and for the fiscal years ended on the Saturday closest to December 31 of the same year.

Development Activity
The following is a schedule of stores opened, relocated, closed and acquired during fiscal years 1996, 1995 and 1994:

Store Name             Location          Date
----------             --------          ----
Woodway                Houston, TX       opened 10/93
Springfield            Springfield, VA   opened 10/93
Fresh Pond             Cambridge, MA     opened 12/93
Los Gatos              Los Gatos, CA     opened 4/94
Evanston               Evanston, IL      opened 5/94
Elston                 Chicago, IL       opened 6/94 closed 9/96
Skillman               Dallas, TX        opened 7/94
River Forest           River Forest, IL  opened 9/94
Rockville              Rockville, MD     relocated 10/94
Plano                  Plano, TX         opened 11/94
Symphony               Cambridge, MA     opened 1/95
Campbell               Campbell, CA      acquired 2/95
Cupertino              Cupertino, CA     acquired 2/95 relocated 8/96
Aventura               Aventura, FL      acquired 2/95
Greenwich              Greenwich, CT     opened 3/95
Wynnewood              Wynnewood, NJ     opened 4/95
Sixth and Gateway      Austin, TX        3 stores relocated to 2 in April/May 95
St. Paul               St. Paul, MN      opened 5/95
Milburn                Milburn, NJ       opened 6/95
Montclair              Montclair, NJ     opened 6/95
Tustin                 Tustin, CA        opened 7/95
Gaithersburg           Gaithersburg, MD  opened 9/95 closed 10/96
Reston                 Reston, VA        opened 11/95
Oak Street             Evanston, IL      acquired 12/95 closed 9/96
Sherman Oaks West      Sherman Oaks, CA  opened 1/96
Tenley                 Washington, DC    opened 1/96
Georgetown             Washington, DC    opened 1/96
Lakeview               Lakeview, IL      opened 2/96
Manhasset              Munsey Park, NY   opened 2/96
Arlington              Arlington, VA     opened 2/96
Durham                 Durham, NC        relocated 2/96
Mt. Washington         Baltimore, MD     opened 5/96
Madison                Madison, WI       opened 6/96
West LA                Los Angeles, CA   relocated 7/96
Franklin               San Francisco, CA opened 7/96

Whole Foods Market, Inc. and Subsidiaries
Managements  Discussion & Analysis of Financial Condition and Results of
Operations

Results of Operations
The following table sets forth the statement of operations data of Whole Foods Market expressed as a percentage of sales for the fiscal years indicated:

                                              1996           1995         1994
------------------------------------------------------------------------------
Sales                                         100.0%         100.0%      100.0%
Cost of goods sold and occupancy costs         68.7           67.7        67.8
------------------------------------------------------------------------------
Gross profit                                   31.3           32.3        32.2
Direct store expenses                          24.3           25.9        25.2
General and administrative expenses             3.8            4.3         4.4
Pre-opening costs                               0.4            0.6         0.6
Relocation-related costs                        0.2            0.3         1.0
Non-recurring expenses                          4.3              *           *
------------------------------------------------------------------------------
Income (loss) from operations                  (1.8)           1.2         1.0
Net interest income (expense)                  (0.5)          (0.3)          *
------------------------------------------------------------------------------
Income (loss) before income taxes              (2.3)           0.9         1.0
Provision (credit) for income taxes            (0.4)           0.8         1.1
------------------------------------------------------------------------------
Net income (loss)                              (1.9)%          0.1%       (0.1)%
------------------------------------------------------------------------------
Figures may not add due to rounding

Sales
Sales for all years shown reflect increases due to new stores opened and acquired, and due to comparable store sales increases of 5.40%, 6.19% and 9.93% for fiscal years 1996, 1995 and 1994, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Comparable store sales increases may be negatively impacted by cannibalization from newly opened Whole Foods Market stores or competition from other stores. Comparable store sales in Southern California in the latter months of fiscal 1996 were negatively impacted by the name change from Mrs. Gooch's to Whole Foods Market, and in fiscal 1994 by the January 1994 earthquake which caused significant damage to the Los Angeles area. Comparable store sales increases generally resulted from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. The Company believes that these comparable store sales trends may not necessarily be indicative of future results of operations.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs, plus contribution from non-retail operations. The Company's consolidated gross profit in fiscal year 1996 decreased as a percentage of sales to 31.3% primarily due to a price reduction strategy which negatively impacted gross profit in the Fresh Fields stores as compared to the prior year. Gross profit in the Whole Foods Market stores increased in fiscal 1996 as compared to fiscal 1995 by approximately 50 basis points due to a decrease in cost of goods sold as a percentage of sales and improved contribution from non-retail operations, offset somewhat by an increase in occupancy costs as a percentage of sales. Gross profit in fiscal 1995 increased slightly as a percentage of sales to 32.3% from 32.2% in fiscal 1994. In all years, gross profit margins were positively affected by the improved margins as stores mature and by the increased percentage of sales in certain regions and in departments such as prepared foods where the Company achieves higher gross profits. Gross profit margins were negatively impacted in fiscal 1994 by a decrease in the dollar and percentage contribution from non-retail operations from 1993. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting increasing experience levels and operational efficiencies of the store teams.

Whole Foods Market, Inc. and Subsidiaries
Management's Discussion & Analysis of Financial Condition and Results of Operations

Direct Store Expenses
Direct store expenses in fiscal 1996 decreased as a percentage of sales to 24.3% from 25.9% during fiscal 1995 and 25.2% during fiscal 1994. This 1996 decrease was due to the impact of reductions in labor and other costs in the Fresh Fields stores at the time of implementation of the above-mentioned price reduction strategy. This decrease was offset by certain other factors, primarily new store openings. Given the lower level of sales generated at new stores during the initial period of operations of such stores, direct store expenses for new stores as a percentage of sales are higher on average than those for mature stores. Absent a significant factor such as labor reductions, the Company has historically experienced increases in this percentage due to the growth of the Company's operations in regions where the Company experiences higher operating costs and to the increased percentage of sales in higher gross margin, more labor intensive departments, and to higher direct expenses from new stores.

General and Administrative Expenses
General and administrative expenses (including amortization) in fiscal 1996 decreased as a percentage of sales to 3.8% from 4.3% in fiscal 1995 and 4.4% in fiscal 1994. These decreases were generally due to increases in sales without comparable increases in corporate staff, and in 1996 to reductions in the staff of the Fresh Fields corporate office. Also, the Company made personnel reductions and other changes which lowered certain costs in the Southern California region in 1994 as a result of the acquisition and in 1996 as a result of a restructuring in that region. Whole Foods Market has historically been able to expand without a significant increase in general and administrative costs. However, in certain circumstances the Company has increased the number of administrative and support personnel at the regional and national levels in connection with the implementation of new accounting and management information systems and to support current and planned growth.

Pre-opening Costs
Whole Foods Market developed and opened nine new stores in 1996, ten new stores in 1995 and seven new stores in 1994. Pre-opening costs in those three years were $4.0 million, $4.0 million and $3.4 million, respectively. Pre-opening costs consist primarily of labor costs, supplies and advertising expenses and are generally incurred during the three-month period prior to the store opening. Pre-opening costs are generally higher in locations which are some distance from an existing base of operations due to higher training, travel and moving costs. The Company expenses pre-opening costs in the quarter in which the store is opened.

Relocation Costs
During fiscal 1996 the Company relocated stores in Cupertino, West Los Angeles and Durham to new, larger locations and relocated the Fresh Fields corporate office. In fiscal year 1995, the Company relocated its three Austin stores to two new, larger stores and its corporate offices to the same facility as its new downtown store. In fiscal year 1994, the Fresh Fields Rockville store was relocated to a new, larger location. Relocation costs consist of losses on dispositions of fixed assets and inventory, remaining lease payments on old facilities and other miscellaneous relocation expenses.

Non-recurring Expenses
In fiscal year 1996 expenses including losses on the disposition of store assets, remaining rent and lease termination costs have been recognized pursuant to a plan initiated at the time of the Fresh Fields acquisition to close or relocate duplicate stores. Specifically, the plan includes the following store changes: (1) the Fresh Fields Elston store in the Chicago area was closed in September 1996. The sales of the nearby Whole Foods Market Lincoln Park and Lakeview stores increased as a result of the transfer of customers to those stores, and the Company expects that the combined profits from those two stores after the Elston closing will be greater in fiscal 1997 than the combined profits would have been from the three stores if the Elston store had not been closed; (2) the Whole Foods Market Oak Street store in the Chicago area was closed in September 1996. The sales of the nearby Fresh Fields Evanston store increased as a result of the transfer of customers to that store, and the Company expects that the profits from the Evanston store in 1997 will be greater than the combined profits from the Evanston and Oak Street stores if the Oak Street store had not been closed; (3) the Fresh Fields Gaithersburg store in the Washington DC area was closed in November 1996 just prior to the opening of the Whole Foods Market Vienna store. The Company believes that the initial sales of the Vienna store were positively impacted by the transfer of customers from the Gaithersburg store, and that the profits from the Vienna store in 1997 will be greater than the combined profits from the Vienna and Gaithersburg stores if the Gaithersburg store had not been closed; and, (4) the Fresh Fields Evanston and Naperville stores in the Chicago area will be relocated in 1997 to two nearby Whole Foods Market stores which are currently under construction. The Company believes that the two new stores will service a trade area which overlaps with the current trade area of the two existing stores, and that the new stores will experience greater sales and profits as a result of the closing of the two existing stores.

 Whole Foods Market, Inc. and Subsidiaries  Management's
Discussion & Analysis of Financial Condition and Results of Operations

  The five stores which have been or are expected to be closed or relocated had combined sales and profits of approximately $53.4 million and $500,000, respectively, in fiscal 1996. The Elston store was experiencing operating losses prior to its closing, and the Gaithersburg store was operating at approximately a breakeven level. The Evanston, Naperville and Oak Street stores were profitable in fiscal 1996. The majority of Company Team Members in the above-specified closed or relocated stores have been or will be transferred to other stores in the Company.
  Other components of the 1996 non-recurring expense include severance, transaction expenses, duplicate system disposal costs and conforming accounting adjustments associated with the acquisition of Fresh Fields, and severance and other costs associated with the restructuring of the Southern California region.

Net Interest Expense/Income
From the time of the Whole Foods Market initial public offering in 1992 until 1995, new store development and acquisitions were financed primarily through equity offerings and with funds generated from operations. In fiscal 1995, the Company began drawing on its $75 million bank line of credit to fund expansion needs which exceeded cash flow from operations. In 1996, the Company continued to draw on that line of credit and refinanced a portion of the outstanding balance with $40 million in newly issued senior notes. Interest expense related to these borrowings was $4.7 million in fiscal 1996 and $1.9 million in fiscal 1995, net of capitalized interest associated with stores under development. Net interest income in fiscal 1994 was $7,000.

Taxes
Fresh Fields incurred significant net operating losses from its inception until the time of the acquisition by Whole Foods Market. However, for income tax purposes the losses incurred by Fresh Fields prior to the date of the acquisition cannot be used to offset the historical income earned by Whole Foods Market. The income tax provision for fiscal periods prior to the merger is the expense associated with Whole Foods Market's income before taxes. Certain merger transaction costs that were expensed for book accounting and reporting purposes in fiscal 1996 are not deductible for federal income tax purposes. As of September 29, 1996, the Company has a tax net operating loss carryforward of approximately $28 million which is available to offset certain future taxable income. As of September 29, 1996, the Company does not consider it more likely than not that the Fresh Fields net operating loss carryforwards will be utilized in the near future since they are available only to offset taxable income of Fresh Fields, and Fresh Fields has not generated taxable income in any year since its inception. In addition, the use of the net operating loss carryforwards in any one year is limited due to the application of certain tax laws.
 The Company's effective tax rate decreased slightly in 1995 to 39.4% from 41% in fiscal 1994. The Company believes that its effective tax rate in 1997 will be lower than the 1995 and 1994 tax rates.

Business Combinations
On August 30, 1996, the Company completed the acquisition of Fresh Fields Market, Inc., which operated 22 natural foods supermarkets in exchange for approximately 4.8 million shares of common stock, plus the assumption of approximately 399,000 shares of outstanding options to purchase common stock. The acquisition was accounted for using the pooling-of-interests method.
 In December 1995, the Company completed the acquisition of Natural Merchants Exchange, Inc. doing business as Oak Street Market which operated a natural foods market in Evanston, Illinois, in exchange for approximately 195,000 shares of common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Oak Street financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated.
  In February 1995, the Company acquired the outstanding stock of Cana Foods, Inc., doing business as Bread of Life, which operated two natural foods supermarkets in Northern California, in exchange for approximately $5 million in cash. Also in February 1995, the Company acquired substantially all assets and assumed certain liabilities of Unicorn Village, Ltd., a natural foods supermarket in Southern Florida, in exchange for approximately $4.1 million in cash.Both of these acquisitions were accounted for using the purchase method, and the results of operations of the two entities have been consolidated with the results of operations of the Company from the dates of acquisition.

Whole Foods Market, Inc. and Subsidiaries Management's Discussion & Analysis of Financial Condition and Results of Operations

Quarterly Results
The first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks and the fourth quarter consists of 12 or 13 weeks. Fiscal year 1996 is a 53-week year so the fourth quarter consists of 13 weeks. Fiscal year 1995 is a 52-week year and the fourth quarter consists of 12 weeks. Because the first quarter is longer than the remaining quarters and contains both the Thanksgiving and Christmas holidays, it typically represents a larger share of the Company's annual sales from existing stores. Quarter-to-quarter comparisons of results of operations are materially impacted by the number and timing of new store openings for which related costs are deferred as incurred and expensed in the quarter the store is opened. The Company believes that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following table sets forth selected quarterly unaudited financial information for the 1996 and 1995 fiscal years (in thousands, except per share data):

                                                  1st          2nd             3rd            4th
1996                                          Quarter      Quarter         Quarter        Quarter
-------------------------------------------------------------------------------------------------
Sales                                      $  244,986      203,912         213,402        229,798
Gross profit                                   76,205       65,829          68,256         68,752
Pre-opening costs                                 383        2,320             609            652
Non-recurring expenses                              o        1,984               o         36,532
Income (loss) from operations                   3,429        3,259           7,827       (30,499)
Income (loss) before income taxes               2,563        2,399           6,956       (32,563)
Net income (loss)                                  41        1,517           4,663       (23,455)
Net income (loss) per share                $     0.00         0.08            0.23         (1.22)
Shares/weighted average shares outstanding     19,175       19,419          19,995         19,179
-------------------------------------------------------------------------------------------------

                                                  1st          2nd             3rd            4th
1995                                          Quarter      Quarter         Quarter        Quarter
-------------------------------------------------------------------------------------------------
Sales                                      $  195,027      161,864         167,601        171,442
Gross profit                                   60,742       51,853          53,839         53,641
Pre-opening costs                                 900          488           1,326            868
Income (loss) from operations                 (2,866)        4,726             859          1,723
Income (loss) before income taxes             (2,947)        4,617             572          1,080
Net income (loss)                             (4,539)        2,845           (156)          (175)
Net income (loss) per share                $   (0.24)         0.15          (0.01)         (0.01)
Shares/weighted average shares outstanding     18,750       18,900          18,988         18,961
-------------------------------------------------------------------------------------------------

Results for the fourth quarter of fiscal year 1996 include costs totaling approximately $36.2 million (pre-tax) related to the acquisition of Fresh Fields. Quarterly results for fiscal year 1995 combine Whole Foods Market historical results for each fiscal quarter with Fresh Fields results restated to those fiscal quarters and therefore do not total to fiscal year 1995 results in the Consolidated Statements of Operations.

Whole Foods Market, Inc. and Subsidiaries
Management's Discussion & Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At September 29, 1996, the Company's working capital was approximately $4.9 million and the ratio of current assets to current liabilities was 1.09 to 1.0. Net cash flow from operating activities was approximately $26.5 million, $32.4 million and $21.3 million in fiscal 1996, 1995 and 1994, respectively.
 In December 1994 Whole Foods Market entered into a bank credit agreement which provides for a revolving line of credit of up to $75 million. The amounts borrowed under this agreement are convertible into a four year term loan upon the expiration of the revolving credit term on June 30, 1999.Principal payments are to be made in quarterly installments beginning September 30, 1999. This credit agreement contains certain restrictive covenants, including restrictions upon the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants, including the maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. In May 1996 the Company refinanced a portion of this debt with the issuance of $40 million of senior unsecured notes, bearing interest at 7.29% and payable in seven equal annual installments beginning May 16, 2000. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios. At September 29, 1996 and September 24, 1995 approximately $44.1 million and $46.1 million, respectively, was drawn under the line of credit agreement. Net cash flow from financing activities was approximately $37.7 million, $43.9 million and $30.3 million in fiscal 1996, 1995 and 1994, respectively.
 Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and, to a lesser extent, the resultant increase in working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $400,000, a substantial portion of which is financed by the vendors of Whole Foods Market. In fiscal 1997, Whole Foods Market plans to open approximately five new stores, relocate two existing stores and will have under development stores that will open in fiscal 1998. The Company will incur additional capital expenditures in fiscal 1997 in connection with ongoing equipment upgrades and resets at its existing stores and continued development of its management information systems. Net cash flow used by investing activities was approximately $71.0 million, $89.7 million and $48.0 million in fiscal 1996, 1995 and 1994, respectively. The Company expects that cash generated from operations and bank borrowings will be sufficient to fund its planned store openings and other cash needs through the end of fiscal 1997, absent any material cash acquisitions.

Adoption of Accounting Standards
The  Financial  Accounting  Standards  Board  (FASB)  has  issued  Statement  of
Financial Accounting Standards no. 121 (Accounting for the Impairment of Long-Lived Assets), which is effective for fiscal years beginning after December 15, 1995. The Company plans to adopt Statement no.121 in fiscal year 1997. The Company does not anticipate any material impact on its financial statements as a result of the adoption of Statement no. 121. The FASB also has issued Statement of Financial Accounting Standards no. 123 (Accounting for Stock-Based Compensation), which is effective for fiscal years beginning after December 15, 1995. The Company plans to adopt Statement no.123 in fiscal year 1997. The Company has not determined the impact of and whether the fair value based method of accounting for stock-based compensation will be adopted for purposes of preparing its basic financial statements.

Disclaimer on Forward Looking Statements
Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and the other risks detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended September 29, 1996.

Item 8.           Financial Statements and Supplementary Data

         See Item 14 (a).

Item 9.           Disagreements on Accounting and Financial Disclosure

         Not applicable.
                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

     The information included under the caption "Directors and Executive Officers" in the Company's proxy statement for the annual meeting of shareholders to be held on March 24, 1997, to be filed with the Commission on or before January 27, 1997, is incorporated herein by reference.

Item 11.          Executive Compensation

     The information included under the caption "Directors and Executive Officers--Executive Compensation" in the Company's proxy statement for the annual meeting of shareholders to be held on March 24, 1997, to be filed with the Commission on or before January 27, 1997, is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

     The information included under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the annual meeting of shareholders to be held on March 24, 1997, to be filed with the Commission on or before January 27, 1997, is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

     The information included under the caption "Directors and Executive Officers--Certain Transactions" in the Company's proxy statement for the annual meeting of shareholders to be held on March 24, 1997, to be filed with the Commission on or before January 27, 1997, is incorporated herein by reference.


                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1) and (2)      Financial Statements and Schedules.
                  Reference is made to the listing on page F-1 of all financial statements and schedules filed as a part of this report.
         (b)      Reports on Form 8-K
                  The registrant filed on August 30, 1996 a Form 8-K reporting on the consummation of the merger agreement with Fresh Fields. Financial statements were incorporated from Form S-4 (File No. 333-7719).
         (c)      (3)     Exhibits
                  Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as a part of this report.

Whole Foods Market, Inc. and Subsidiaries
Index to Consolidated Financial Statements


Independent Auditors' Report

Consolidated Balance Sheets at  September 29, 1996 and September 24, 1995

Consolidated Statements of Operations for the fiscal years ended September 29, 1996, September 24, 1995 and September 25, 1994

Consolidated Statements of Shareholders' Equity for the fiscal years ended September 29, 1996, September 24, 1995 and September 25, 1994

Consolidated Statements of Cash Flows for the fiscal years ended September 29, 1996, September 24, 1995 and September 25, 1994

Notes to Consolidated Financial Statements

Whole Foods Market, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors
Whole Foods Market, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. and subsidiaries ("Company") as of September 29, 1996 and September 24, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whole Foods Market, Inc. and subsidiaries as of September 29, 1996 and September 24, 1995, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 29, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick, LLP
Austin, Texas
November 15, 1996

Whole Foods Market, Inc. and Subsidiaries
Consolidated Balance Sheets In thousands, except share data
September 29, 1996 and September 24, 1995

Assets
                                                                                  1996              1995
--------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                  $     1,720             8,597
Trade accounts receivable                                                        4,706             2,986
Merchandise inventories                                                         38,077            30,974
Prepaid expenses and other current assets                                        5,433             4,269
Deferred income taxes                                                           11,692             1,637
--------------------------------------------------------------------------------------------------------
    Total current assets                                                        61,628            48,463
--------------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation and amortization       197,178           165,888
Acquired leasehold rights, net of accumulated amortization                       6,991             7,029
Excess of cost over net assets acquired, net of accumulated amortization        36,722            37,644
Other assets, net of accumulated amortization                                    8,085             7,790
--------------------------------------------------------------------------------------------------------
                                                                           $   310,604           266,814
--------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
                                                                                  1996              1995
--------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations       $     1,014             1,815
Trade accounts payable                                                          22,756            17,106
Accrued payroll, bonus and employee benefits                                     9,983            13,992
Other accrued expenses                                                          22,988            19,950
--------------------------------------------------------------------------------------------------------
    Total current liabilities                                                   56,741            52,863
--------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations, less current installments         84,277            51,906
Deferred rent liability                                                          5,607             4,725
Other long-term liabilities                                                     10,819               542
Deferred income taxes                                                            6,713             4,145
--------------------------------------------------------------------------------------------------------
    Total liabilities                                                          164,157           114,181
--------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized; 19,179,000 and
18,416,000 shares issued and outstanding in 1996 and 1995, respectively        170,122           162,869
Retained deficit                                                              (23,675)          (10,236)
--------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     146,447           152,633
--------------------------------------------------------------------------------------------------------
Commitments and contingencies
                                                                           $   310,604           266,814
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Operations In thousands, except per share data Fiscal Years Ended September 29, 1996, September 24, 1995 and September 25, 1994

                                                              1996          1995         1994
---------------------------------------------------------------------------------------------
Sales                                               $      892,098       709,935      572,050
Cost of goods sold and occupancy costs                     613,056       480,781      387,682
---------------------------------------------------------------------------------------------
     Gross profit                                          279,042       229,154      184,368
---------------------------------------------------------------------------------------------
Direct store expenses                                      217,048       183,655      144,383
General and administrative expenses                         33,559        30,777       25,151
Pre-opening costs                                            3,964         4,029        3,387
Relocation costs                                             1,939         2,332        5,758
Non-recurring expenses                                      38,516             o          282
---------------------------------------------------------------------------------------------
     Income (loss) from operations                        (15,984)         8,361        5,407
---------------------------------------------------------------------------------------------
Other income (expense):
Interest expense                                           (4,671)       (2,368)        (109)
Interest and other income                                       10           427          373
---------------------------------------------------------------------------------------------
     Income (loss) before income taxes                    (20,645)         6,420        5,671
Provision (credit) for income taxes                        (3,411)         5,347        6,035
---------------------------------------------------------------------------------------------
     Net income (loss)                              $     (17,234)         1,073        (364)
---------------------------------------------------------------------------------------------
Net income (loss) per common share                  $       (0.90)          0.06       (0.02)
Shares outstanding, 1996 and 1994, and
     weighted average shares outstanding, 1995              19,179        18,924       18,356
---------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity In thousands Fiscal Years Ended September 29, 1996, September 24, 1995 and September 25, 1994

                                                                                Retained      Total
                                                        Shares     Common       Earnings Shareholders'
                                                        Issued       Stock     (Deficit)       Equity
-----------------------------------------------------------------------------------------------------
Balance at September 26, 1993, as previously reported    12,851      $65,160      10,305       75,465
Adjustments for 1996 pooling-of-interests combination     4,036       68,367    (21,232)       47,135
-----------------------------------------------------------------------------------------------------
     Balance at September 26, 1993, as restated          16,887      133,527    (10,927)      122,600
-----------------------------------------------------------------------------------------------------
Issuance of common stock                                  1,277       27,578           o       27,578
Shares subject to expired put option                        192        1,308           o        1,308
Accretion to price associated with
common shares subject to put option                           o            o        (18)         (18)
Net loss                                                      o            o       (364)        (364)
-----------------------------------------------------------------------------------------------------
     Balance at September 25, 1994                       18,356      162,413    (11,309)      151,104
-----------------------------------------------------------------------------------------------------
Issuance of common stock                                     60          456           o          456
Net income                                                    o            o       1,073        1,073
-----------------------------------------------------------------------------------------------------
     Balance at September 24, 1995                       18,416      162,869    (10,236)      152,633
-----------------------------------------------------------------------------------------------------
Adjustment to conform fiscal year of pooled entity            o            o       3,491        3,491
Oak Street business combination                             195            8         304          312
Issuance of common stock                                    568        6,187           o        6,187
Tax benefit related to exercise of employee stock options     o        1,058           o        1,058
Net loss                                                      o            o    (17,234)     (17,234)
-----------------------------------------------------------------------------------------------------
     Balance at September 29, 1996                       19,179      $170,122   (23,675)      146,447
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows In thousands
Fiscal Years Ended September 29, 1996, September 24, 1995 and September 25, 1994

                                                                      1996          1995         1994
-----------------------------------------------------------------------------------------------------
Cash flow from operating activities
Net income (loss)                                             $    (17,234)        1,073         (364)
     Non-cash expenses included in net income:
         Depreciation and amortization                              25,525        20,023       15,142
         Relocation and closing costs                                  194         1,106        5,554
         Loss on disposal of fixed assets                            1,163           615            o
         Deferred income taxes (benefit)                            (6,427)        1,655        1,609
         Change in LIFO reserve                                        746           516          432
         Rent differential                                             882           397          117
         Loss provision on disposal of fixed assets                 12,477             o            o
         Loss provision on disposal of other assets                  4,124             o            o
         Lease termination provisions                               10,033             o            o
Adjustment to conform fiscal year of pooled entity                   3,491             o            o
Other                                                                  267          (364)          (7)
Net change in current assets and liabilities:
     Trade accounts receivable                                      (1,749)         (829)      (1,839)
     Merchandise inventories                                        (8,500)       (7,588)      (5,566)
     Prepaid expenses and other current assets                      (2,014)        2,989       (1,760)
     Trade accounts payable                                          5,513         2,240        4,865
     Accrued payroll, bonus and employee benefits                   (4,010)        3,927        1,697
     Other accrued expenses                                          1,970         6,673        1,415
-----------------------------------------------------------------------------------------------------
Net cash flow from operating activities                             26,451        32,433       21,295
-----------------------------------------------------------------------------------------------------
Cash flow from investing activities
Acquisition of property and equipment                              (18,236)      (39,251)     (27,181)
Development costs of new store locations                           (50,288)      (36,483)     (16,788)
Proceeds from the sale of property and equipmento                      383             o            o
Acquired leasehold and licensing rights                                  o        (2,836)      (4,001)
Payment for purchase of acquired entities, net of cash acquired          o        (8,947)           o
Issuance of note receivable                                              o        (2,568)           o
Other investing activities                                          (2,480)            o            o
-----------------------------------------------------------------------------------------------------
Net cash flow from investing activities                            (71,004)      (89,702)     (47,970)
-----------------------------------------------------------------------------------------------------
                                                                                          (continued)


Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued) In thousands Fiscal Years Ended September 29, 1996, September 24, 1995 and September 25, 1994

                                                                      1996          1995         1994
Cash flow from financing activities
Net proceeds from long-term borrowings                        $     80,000        45,509        9,000
Payments on long-term debt and capital lease obligations          (48,511)       (2,081)      (6,314)
Issuance of stocks and warrants                                      6,187           456       27,578
-----------------------------------------------------------------------------------------------------
     Net cash flow from financing activities                        37,676        43,884       30,264
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (6,877)      (13,385)        3,589
Cash and cash equivalents at beginning of year                       8,597        21,982       18,393
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $      1,720         8,597       21,982
-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information Interest and income taxes paid:
     Interest                                                 $      3,647         1,821          474
-----------------------------------------------------------------------------------------------------
     Federal and state income taxes                           $      3,832         2,841        5,696
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal Years Ended September 29, 1996, September 24, 1995 and September 25, 1994

(1) Corporate Organization
The consolidated Financial statements include the accounts of Whole Foods Market, Inc. and its wholly-owned subsidiaries ("Company"). All significant intercompany accounts and transactions are eliminated upon consolidation. Where appropriate, prior years' financial statements have been reclassified to conform with the 1996 presentation.

(2) Summary of Significant Accounting Policies
Single industry segment
The Company engages in one line of business, the operation of natural food supermarkets. As of September 29, 1996, the Company operated 68 stores, all of which are located in the United States.

Definition of fiscal year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 1996 is a 53- week year. Fiscal years 1995 and 1994 are 52-week years.

Cash equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Inventories
Inventories, both retail and wholesale, are valued at the lower of cost or market. Cost is principally determined by the last-in, first-out (LIFO) method. The inventory of one subsidiary is determined by the first-in, first-out (FIFO) method. The excess of estimated current costs over LIFO carrying value was approximately $2,426,000 and $1,680,000 at September 29, 1996 and September 24, 1995, respectively.

Property and equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives (5 to 15 years) using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases.
  Pre-opening costs include hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store locations, and are expensed in the quarter of store opening. Capitalized pre-opening costs related to stores not yet open at September 29, 1996 totaled $658,000. There were no significant capitalized pre-opening costs related to stores not yet open at September 24, 1995. Costs related to a projected site determined to be unsatisfactory and general site selection costs which cannot be identified with a specific store location are charged to operations currently.

Other assets
Acquired leasehold rights are amortized as rent expense over the remaining lease term at the date of acquisition using the straight-line method. Accumulated amortization of acquired leasehold rights at September 29, 1996 and September 24, 1995 is $895,000 and $672,000, respectively. Excess of cost over net assets acquired is amortized over 40 years using the straight-line method. Accumulated amortization of excess of cost over net assets acquired at September 29, 1996 and September 24, 1995 is $4,689,000 and $3,547,000, respectively.
  The carrying value of the excess cost over net assets acquired is evaluated periodically in relation to such factors as the occurrence of a significant event, the operating performance of each acquired subsidiary and the estimated future undiscounted cash flows of the underlying business of each subsidiary.
  Certain costs associated with the issuance of debt are capitalized and amortized over the life of the related agreement using the straight-line method.
  Included in other assets at September 29,1996 and September 24,1995 is a note receivable of approximately $2,459,000 and $2,568,000, respectively. Accumulated amortization of other assets at September 29, 1996 and September 24, 1995 is $455,000 and $774,000, respectively.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies, continued

Income taxes
The Company uses the asset and liability approach which accounts for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets and liabilities are adjusted in income to reflect changes in tax laws or rates in the period that includes the enactment date.

Net income (loss) per common and common equivalent share
Net income per common and common equivalent share are based on the weighted average number of shares outstanding during the of the fiscal period. Net loss per common share is based on the actual number of shares outstanding at the end of the fiscal period. Common stock options (whether or not exercisable) are common stock equivalents and have been included in the computation of primary net income per common and common equivalent share when they are dilutive. Options outstanding have been included in the computation of primary and fully diluted net income per common and common equivalent share based on the number of shares assumable upon exercise less the number of shares assumed to be repurchased at the greater of the average or ending market price per share determined on a quarterly basis. Fully diluted earnings per share are not significantly different from primary earnings per share.
  Net loss for calculation of primary and fully diluted earnings per share in 1994 was adjusted for the income effect of the accretion to exercise price associated with common shares subject to put option.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for depreciation and amortization, employee benefit plans, taxes, restructuring reserves and contingencies.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations

Fresh Fields Markets, Inc.
On June 13, 1996 the Board of Directors of the Company approved the merger with Fresh Fields Markets, Inc. (Fresh Fields), which operated natural foods supermarkets in Washington D.C., Chicago, Philadelphia and New York, in exchange for approximately 4,750,000 shares of the Company's common stock plus the assumption of approximately 399,000 outstanding options to purchase common stock. The merger was completed on August 30, 1996 and was accounted for using the pooling-of-interests method.
  Financial information for the periods prior to the business combination is summarized below. The combined financial statement amounts are based on the respective historical financial statements and the notes thereto. The combined sales and net income (loss) summarized below combine the Company's historical sales and net income (loss) for the fiscal years ended September 29,1996, September 24, 1995 and September 25, 1994, with Fresh Fields historical sales and net loss for the twelve months ended September 30, 1996, and the fiscal years ended December 30, 1995 and December 31, 1994 (in thousands except per share data).

                                            1996            1995           1994
--------------------------------------------------------------------------------
Sales
     Whole Foods Market              $   622,246         496,374        401,685
     Fresh Fields                        269,852         213,561        170,365
--------------------------------------------------------------------------------
     Combined                        $   892,098         709,935        572,050
--------------------------------------------------------------------------------
Net income (loss)
     Whole Foods Market              $   (16,289)          8,220          8,639
     Fresh Fields                           (945)         (7,147)        (9,003)
--------------------------------------------------------------------------------
     Combined                        $   (17,234)          1,073           (364)
--------------------------------------------------------------------------------
Combined net income (loss) per share $     (0.90)           0.06          (0.02)
--------------------------------------------------------------------------------

Statement of operations amounts for Fresh Fields which are included in both the September 29, 1996 and September 24, 1995 columns in the accompanying consolidated statements of operations and shareholders' equity are for the three-month period ended December 30, 1995, which is summarized as follows (in thousands):

--------------------------------------------------------------------------------
Revenues                                                             $   63,294
Expenses                                                                 59,803
--------------------------------------------------------------------------------
Net income                                                           $    3,491
--------------------------------------------------------------------------------

Oak Street Market
In December 1995, the Company completed the acquisition of Natural Merchants Exchange, Inc. doing business as Oak Street Market (Oak Street), which operated a natural foods market in Evanston, Illinois, in exchange for approximately 195,000 shares of common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Oak Street financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. An adjustment to decrease retained deficit by $304,000 has been recorded to include results of Oak Street operations for the periods prior to the combination in these financial statements. Revenue and results of operations of Oak Street for the period from September 25, 1995 through the date of acquisition are not material to the combined results.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations, continued

Cana Foods, Inc. and Unicorn Village, Ltd.
In February 1995, the Company acquired the outstanding stock of Cana Foods, Inc. doing business as Bread of Life, which operated two natural foods supermarkets in Northern California, in exchange for approximately $4,999,000 in cash. The acquisition was accounted for using the purchase method and the excess of cost over fair value of the assets acquired of approximately $4,393,000 was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.
 Also in February 1995,the Company acquired substantially all assets and assumed certain liabilities of Unicorn Village, Ltd. (Unicorn), a natural foods supermarket in Southern Florida. Consideration for this acquisition was in the form of cash of approximately $4,110,000 plus $125,000 a year for a five-year noncompetition agreement. The acquisition was accounted for using the purchase method, and the excess of cost over fair value of the assets acquired of approximately $3,481,000 was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.
 The fair values of Bread of Life's and Unicorn's assets and liabilities at the date of acquisition are presented as follows (in thousands):

                                                              Bread of Life               Unicorn
-------------------------------------------------------------------------------------------------
Current assets                                              $       775                       968
Property and equipment                                              623                       478
Other assets                                                          *                        19
Goodwill                                                          4,393                     3,481
Current liabilities                                                (781)                     (804)
Other liabilities                                                   (11)                      (32)
-------------------------------------------------------------------------------------------------
Net assets acquired                                           $   4,999                     4,110
-------------------------------------------------------------------------------------------------

Pro forma results of operations are not presented due to the immaterial effect of the company acquired on consolidated results of operations.

(4) Non-recurring Expenses
Non-recurring expenses for fiscal year 1996 consist primarily of transaction and other costs associated with the acquisition of Fresh Fields and with the reorganization of the Southern California region, including severance costs and expenses related to changing the names of the stores from Mrs. Gooch's to Whole
Foods Market, as follows (in thousands):

-------------------------------------------------------------------------------------------------
Transaction-related costs and severance                                                $    8,577
Duplicate systems disposal costs and other transaction-related accounting adjustments       6,730
Store closing and relocation costs                                                         20,907
Southern California reorganization costs                                                    2,144
Other                                                                                         158
-------------------------------------------------------------------------------------------------
Total non-recurring expenses                                                           $   38,516
-------------------------------------------------------------------------------------------------

Expenses including losses on the disposition of store assets and lease termination costs have been recognized pursuant to a plan initiated at the time of the Fresh Fields acquisition to close or relocate duplicate stores. Fiscal 1996 revenue and net operating income for these stores totaled approximately $53,395,000 and $513,000, respectively. At September 29, 1996, the final disposition of store assets and the termination of operating leases at these locations remain under the plan, which will be completed as soon as is practicable after the related stores are closed or relocated. Liabilities totaling approximately $10,033,000 for remaining rent and lease termination costs have been recorded as part of store closing and relocation costs.

Non-recurring expenses for fiscal year 1994 include damages and other costs associated with the Southern California earthquake in that year.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(5) Quarterly Results (unaudited)
Quarterly results of entities acquired in purchase business combinations are included from the respective dates of acquisition. For fiscal year 1996, the first quarter is 16 weeks, the second and third quarters are each 12 weeks, and the fourth quarter is 13 weeks. For fiscal year 1995, the first quarter is 16 weeks and the remaining quarters are each 12 weeks. Quarterly results for the years ended September 29, 1996 and September 24, 1995 are as follows (in thousands except per share data):

                                                           1st          2nd         3rd           4th
1996                                                   Quarter      Quarter     Quarter       Quarter
-----------------------------------------------------------------------------------------------------
Sales                                              $   244,986      203,912     213,402       229,798
Gross profit                                            76,205       65,829      68,256        68,752
Pre-opening costs                                          383        2,320         609           652
Non-recurring expenses                                       *        1,984           *        36,532
Income (loss) from operations                            3,429        3,259       7,827       (30,499)
Income (loss) before income taxes                        2,563        2,399       6,956       (32,563)
Net income (loss)                                           41        1,517       4,663       (23,455)
Net income (loss) per share                        $      0.00         0.08        0.23         (1.22)
Shares/weighted average shares outstanding              19,175       19,419      19,995        19,179
-----------------------------------------------------------------------------------------------------
                                                           1st          2nd         3rd           4th
1995                                                   Quarter      Quarter     Quarter       Quarter
-----------------------------------------------------------------------------------------------------
Sales                                              $   195,027      161,864     167,601       171,442
Gross profit                                            60,742       51,853      53,839        53,641
Pre-opening costs                                          900          488       1,326           868
Income (loss) from operations                           (2,866)       4,726         859         1,723
Income (loss) before income taxes                       (2,947)       4,617         572         1,080
Net income (loss)                                       (4,539)       2,845        (156)         (175)
Net income (loss) per share                        $     (0.24)        0.15       (0.01)        (0.01)
Shares/weighted average shares outstanding              18,750       18,900      18,988        18,961
-----------------------------------------------------------------------------------------------------

Results for the fourth quarter of fiscal year 1996 include costs totaling approximately $36,200,000 (pre-tax) related to the acquisition of Fresh Fields. Quarterly results for fiscal year 1995 combine Whole Foods Market historical results for each fiscal quarter with Fresh Fields results restated to those fiscal quarters and therefore do not total to fiscal year 1995 results in the Consolidated Statements of Operations.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(6) Property and Equipment
Balances of major classes of property and equipment are as follows (in thousands):

                                                                   1996             1995
----------------------------------------------------------------------------------------
Land and building                                            $   12,943           11,065
Fixtures and equipment                                          112,975          105,077
Leasehold improvements                                          121,712           82,568
Vehicles                                                            462              775
Equipment under capital lease                                     1,891            2,512
Construction in progress                                         14,253           14,499
----------------------------------------------------------------------------------------
                                                                264,236          216,496
Less accumulated depreciation and amortization                   67,058           50,608
----------------------------------------------------------------------------------------
                                                             $  197,178          165,888
----------------------------------------------------------------------------------------

Depreciation and amortization expense related to property and equipment was approximately $23,633,000, $18,112,000 and $13,589,000 for fiscal years 1996,
1995 and 1994, respectively.
 Leasehold improvements and construction in progress include approximately $1,183,000, $809,000 and $372,000 of interest capitalized during 1996, 1995 and
1994, respectively.

(7) Long-Term Debt
The Company has long-term debt and obligations under capital leases as follows (in thousands):

                                                                   1996             1995
----------------------------------------------------------------------------------------
Obligations under capital lease agreements for equipment,
  due in monthly installments through 1998                   $    1,139            2,488
Notes payable to banks                                           44,100           51,100
Senior unsecured notes                                           40,000                *
Other notes payable                                                  52              133
----------------------------------------------------------------------------------------
                                                                 85,291           53,721
Less current installments                                         1,014            1,815
----------------------------------------------------------------------------------------
                                                             $   84,277           51,906
----------------------------------------------------------------------------------------

The Company has entered into a bank credit agreement which provides for a revolving line of credit of up to $75,000,000. The amounts borrowed under this agreement are convertible into a four year term loan upon the expiration of the revolving credit term on June 30, 1999. Principal payments are to be made in quarterly installments beginning September 30, 1999. This credit agreement contains certain restrictive covenants, including restrictions upon payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. Commitment fees ranging from 0.1875% to 0.25% of the undrawn amount are payable under this agreement. At September 29, 1996 and September 24, 1995, approximately $44,100,000 and $46,100,000, respectively, was drawn under this agreement and the Company was in compliance with the debt covenants.
  In July 1995, Fresh Fields entered into a credit agreement with several banks which provided for direct borrowings and the issuance of standby letters of credit. A balance of $5,000,000 was outstanding under this credit agreement as of September 24, 1995. The outstanding balance under this credit agreement was paid off concurrent with the acquisition of Fresh Fields.
  In May 1996,the Company issued $40,000,000 of senior unsecured notes payable to refinance existing indebtedness. The notes bear interest at 7.29% and are payable in seven equal installments beginning May 16, 2000. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios as defined in the agreement. At September 29, 1996, the Company was in compliance with the debt covenants.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8) Leases
The Company and its subsidiaries are committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal at various dates from 1996 to 2017. Rental expense charged to operations under operating leases for the fiscal years ended 1996, 1995 and 1994 aggregated approximately $24,644,000, $19,300,000 and $14,486,000, respectively.
  Minimum  rental  commitments  required  by  all  noncancelable   leases  are
approximately as follows (in thousands):

                                                       Capital        Operating
--------------------------------------------------------------------------------
1997                                               $       985           26,821
1998                                                       148           28,399
1999                                                        28           28,601
2000                                                         *           28,724
2001                                                         *           28,838
Future years                                                 *          263,409
--------------------------------------------------------------------------------
                                                         1,161
Less amounts representing interest                          22
--------------------------------------------------------------------------------
                                                         1,139

Less current installments                                  965
--------------------------------------------------------------------------------
                                                   $       174
--------------------------------------------------------------------------------

Minimum rentals for operating leases do not include certain amounts of contingent rentals which may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During 1996, 1995 and 1994, the Company paid contingent rentals of approximately $981,000, $587,000 and $367,000, respectively.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes
Components of total income tax expense (benefit) are as follows (in thousands):

                                                          1996              1995             1994
-------------------------------------------------------------------------------------------------
Current federal income tax                         $     3,046             2,687            3,347
Current state income tax                                   925             1,005            1,079
-------------------------------------------------------------------------------------------------
Total current tax                                        3,971             3,692            4,426
-------------------------------------------------------------------------------------------------
Deferred federal income tax                             (7,085)            1,358            1,315
Deferred state income tax                                 (297)              297              294
-------------------------------------------------------------------------------------------------
Total deferred tax                                      (7,382)            1,655            1,609
-------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                 $    (3,411)            5,347            6,035
-------------------------------------------------------------------------------------------------

Actual income tax expense (benefit) differed from the amount computed by applying statutory corporate income tax rates to income before taxes as follows (in thousands):

                                                          1996              1995             1994
-------------------------------------------------------------------------------------------------
Federal tax based on statutory rates               $    (7,126)            2,183            1,928
Increase (reduction) in income taxes resulting from:
     Net loss of pooled entity                             768             2,465            3,102
     Non-deductible merger transaction costs             1,682                 *                *
     Non-deductible amortization of cost in
     excess of net assets acquired                         348               327              307
     Other, net                                            609              (474)            (207)
     Deductible state income taxes                        (319)             (457)            (468)
-------------------------------------------------------------------------------------------------
Total federal taxes                                     (4,038)            4,044            4,662
State income taxes                                         627             1,303            1,373
-------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                 $    (3,411)            5,347            6,035
-------------------------------------------------------------------------------------------------
                                                                                      (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes, continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows
(in thousands):

Deferred tax assets                                                               1996        1995
--------------------------------------------------------------------------------------------------
Compensated absences, principally due to Financial reporting accrual       $       990       1,853
Rent differential, principally due to Financial reporting pro-rata expense         838         968
Estimated buyout of capital leases not currently deductible for tax purposes       341         313
Estimate of difference between fair market value of store operating leases
and actual amounts paid                                                            270         261
Capital leases treated as operating leases for tax purposes                         49         250
Inventories, principally due to additional costs inventoried for tax
purposes pursuant to the Tax Reform Act of 1986                                    530         288
Reorganization costs not currently deductible                                    8,623       1,091
Alternative minimum tax credit                                                   1,543           *
Acquired net operating loss carryforwards                                       10,765      11,060
Other                                                                              324         280
--------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                                 24,273      16,364
Valuation allowance                                                            (10,765)    (12,460)
--------------------------------------------------------------------------------------------------
Total net deferred tax assets                                              $    13,508       3,904
--------------------------------------------------------------------------------------------------

Deferred tax liabilities                                                          1996        1995
--------------------------------------------------------------------------------------------------
Financial basis of fixed assets in excess of tax basis                     $    (7,736)     (5,765)
Capitalized acquisition costs expensed for tax purposes                           (580)       (524)
Other                                                                             (213)       (123)
--------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                            (8,529)     (6,412)
--------------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                                         $     4,979      (2,508)
--------------------------------------------------------------------------------------------------

The Company has provided a full valuation allowance for the net operating loss carryforwards acquired in the Fresh Fields business combination based upon review of the historical performance of the acquired subsidiary and other tax limitations. The valuation allowance decreased by approximately $1,695,000 in 1996 and increased by approximately $2,322,000 in 1995. Management believes it is more likely than not that the Company will fully realize the remaining deferred tax assets in the form of future tax deductions since the temporary differences will reverse in the near future.

As of September 29, 1996, the Company has the following tax net operating loss carryforwards available (in thousands):

Expiration
--------------------------------------------------------------------------------
2006                                                                   $     63
2007                                                                      3,702
2008                                                                     10,784
2009                                                                      8,678
2010                                                                      4,734
--------------------------------------------------------------------------------
Total                                                                  $ 27,961
--------------------------------------------------------------------------------

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(10) Shareholders' Equity
The Company has stock option and incentive plans for the purchase of up to 4,367,000 shares of common stock by employees and directors. Options granted under these plans are exercisable over seven to ten years from date of grant, subject to a four to five year vesting schedule. During fiscal 1996, options were exercised for the purchase of 558,000 shares at $0.90-27.02 per share. During fiscal 1995, options were exercised for the purchase of 38,000 shares at $1.20-15.31 per share. During fiscal year 1994, options were exercised for the purchase of 138,000 shares at $1.20-11.07 per share.

A summary of options outstanding at September 29, 1996 follows (in thousands except exercise price):

                                         Total shares          Total shares
                                            stated in        exercisable at
Fiscal Year Options Granted           Options Granted        Sept. 29, 1996       Exercise Price
------------------------------------------------------------------------------------------------
1987                                               45                    45      $          1.20
1988                                               20                    20                 2.50
1989                                               40                    40                 2.50
1991                                              177                   177            3.13-3.40
1992                                              155                   117           3.40-11.07
1993                                              450                   231           8.75-22.51
1994                                              509                   299          16.31-25.22
1995                                              531                   207           0.90-27.02
1996                                              702                    40          17.38-33.50
------------------------------------------------------------------------------------------------
                                                2,629                 1,176
------------------------------------------------------------------------------------------------

(11) Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll, bonus and employee benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of notes payable to bank approximates fair value due to variable interest rates charged on these notes. The carrying value and fair value of senior unsecured notes at September 29, 1996 is $40,000,000 and approximately $39,340,000, respectively. The Company estimated the fair value of senior unsecured notes by discounting the future cash flows at the rates currently available to the Company for similar debt instruments of comparable maturities.

(12) Commitments and Contingencies
The Company provides partially self-insured, voluntary employee benefits plans which provide, among other benefits, health care benefits to participating employees. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. The Company's exposure related to claims associated with unreported cases or underestimated future costs associated with known cases for which the Company is partially self-insured at September 29, 1996 has been estimated based on management's review of claims outstanding at fiscal year end, claims reported subsequent to fiscal year end and management's knowledge of the typical length of time from date of occurrence to date of reported claim.
  The Company is a non-subscriber to workers' compensation insurance in Texas. Claims associated with unreported cases at September 29, 1996 are not considered to be significant based on management's review of claims reported subsequent to fiscal year end and management's knowledge of the typical length of time from date of occurrence to date of reported claim. Due to the nature of job related injury claims, the inherent difficulty in estimating the ultimate costs of fully developed claims and because of the wide range of potential losses, the Company's reserve estimate could be more or less than the amount ultimately paid upon settlement of claims.
  The Company is a party to certain legal proceedings arising in the ordinary course of business. After consultation with counsel and a review of available facts, management believes that damages, if any, arising from litigation will not be material to the Company's Financial position or results of operations.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            WHOLE FOODS MARKET, INC.

Date:  December 27, 1996          By:  /s/ Glenda Flanagan
                                     ------------------------------------------
                    Glenda Flanagan, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 27, 1996.

         Name                                       Title
         ----                                       -----
/s/ John Mackey
---------------
John Mackey                  Chairman of the Board, Chief Executive Officer and
                             Director (Principal Executive Officer)

/s/ Glenda Flanagan
-------------------
Glenda Flanagan                Chief Financial Officer (Principal Financial and
                               Accounting Officer)

/s/ Dr. Cristina G. Banks
-------------------------
Dr. Cristina G. Banks          Director


/s/ Dr. John B. Elstrott
------------------------
Dr. John B. Elstrott           Director


/s/  Avram J. Goldberg
----------------------
Avram J. Goldberg              Director


/s/ Linda A. Mason
------------------
Linda A. Mason                 Director


/s/ Dr. Ralph  Z. Sorenson
--------------------------
Dr. Ralph Z. Sorenson          Director

/s/ James P. Sud
----------------
James P. Sud                   Director

INDEX TO EXHIBITS
-----------------

    Exhibits
    --------

    3.1      Restated Articles of Incorporation of the Registrant,as amended (2)
    3.2      By-laws of the Registrant adopted May 23, 1995 (6)
    10.1     1987 Stock Option and Incentive Plan for Employees (3)
    10.2     1987 Stock Option Plan for Outside Directors (3)
    10.3     1993 Team Member Stock Ownership Plan (1)
    10.5 Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)
    10.6     Form of amendment to Retention Agreement (1)
    10.7 Amended and Restated Loan Agreement, dated December 27, 1994,by and among the Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (6)
    10.8 First Amendment dated May 16, 1996 to Amended And Restated Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (7)
    10.9     1992 Stock Option Plan for Team Members, as amended (1)
    10.10    1992 Stock Option Plan for Outside Directors (1)
    10.11    1993 Team Member Stock Purchase Plan (1)
    10.12 Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (4)
    10.13    1994 Director Stock Option Plan with amendments thereto (4)
    10.14 Note Purchase Agreement, dated May 16, 1996, by and among the registrant and the purchasers of $40 million of 7.29% Senior Notes due May 16, 2006 (7)
    23.1     Consent of KPMG Peat Marwick LLP (Set forth on Page S-1) (7)
    27.1     Financial Data Schedule (7)
    99.1 Proxy Statement for Annual Meeting of Shareholders to be held on March 24, 1997 (5)

(1) Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2) Filed as an exhibit to Registration Statement on Form S-3 (No.33-69362) and incorporated herein by reference.
(3) Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(4) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273) and incorporated herein by reference.
(5) To be filed with the Commission on or before January 27, 1997 and incorporated herein by reference.
(6) Filed as an exhibit to registrants Form 10-K for year ended September 24, 1995 and incorporated herein by reference.
(7)    Filed herewith.

                                  Exhibit 10.8

                       FIRST AMENDMENT TO CREDIT AGREEMENT

         THIS FIRST AMENDMENT TO CREDIT AGREEMENT ("First Amendment"), dated as of May 16, 1996, is made and entered into by and among WHOLE FOODS MARKET, INC. (the "Company"), a Texas corporation, the banking institutions from time to time a party to the Credit Agreement (as hereinafter defined), as amended by this First Amendment (each, together with its successors and assigns, a "Bank" and collectively, the "Banks"), and TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent").

RECITALS:

         WHEREAS, the Company, the Agent and certain Banks are parties to a Credit Agreement dated as of December 27, 1994 (the "Credit Agreement"); and

         WHEREAS, the Company, the Agent and the Banks have agreed, on the terms and conditions herein set forth, that the Credit Agreement be amended in certain respects.

AGREEMENTS:

         NOW, THEREFORE, in consideration of the premises and the mutual agreements, representations and warranties herein set forth, and for other good and valuable consideration, the receipt and sufficiency which are hereby acknowledged and confessed, the Company, the Agent and the Banks do hereby agree as follows:

         Section 1. General Definitions. Except as expressly modified by this First Amendment, capitalized terms used herein which are defined in the Credit Agreement shall have the same meanings when used herein.

         Section 2.        Amendments to Existing Definitions.

                  (a) The following definitions contained in Section 1 of the Credit Agreement are hereby amended and restated in their entirety to hereafter be and read as follows:

                    shall mean with respect to any Loan, on any day occurring on or after (1) March 13 but prior to June 5 of the applicable calendar year, the applicable per annum percentage corresponding to the Leverage Ratio determined as of the end of the immediately preceding first quarter of the Company's fiscal year, (2) June 5 but prior to August 28 of the applicable calendar year, the applicable per annum percentage corresponding to the Leverage Ratio determined as of the end of the immediately preceding second quarter of the Company's fiscal year, (3) August 28 but prior to November 18 of the applicable calendar year, the applicable per annum percentage corresponding to the Leverage Ratio determined as of the end of the immediately preceding third quarter of the Company's fiscal year, and (4) November 18 but prior to March 13 of the applicable calendar year, the applicable per annum percentage corresponding to the Leverage Ratio determined as of the immediately preceding fiscal year of the Company, as provided below:

                    a.   on any day occurring prior to the Termination Date:

================================================================================
                              Per Annum Percentage         Per Annum Percentage
                              for Eurodollar                    for Alternate
Leverage Ratio                Rate Borrowings              Base Rate Borrowings
================================================================================
Less than 1.00x                    0.625%                             0.000%
--------------------------------------------------------------------------------
1.00x or greater,                  0.750%                             0.000%
but less than 2.00x
--------------------------------------------------------------------------------
2.00x or greater                   1.000%                             0.000%
================================================================================

                    b. on the Termination Date until, but not including, the second anniversary date of the Termination Date:

================================================================================
                            Per Annum Percentage            Per Annum Percentage
                            for Eurodollar                      for Alternate
Leverage Ratio              Rate Borrowings                 Base Rate Borrowings
================================================================================
Less than 1.00x                   0.750%                             0.000%
--------------------------------------------------------------------------------
1.00x or greater,                 0.875%                             0.000%
but less than 2.00x
--------------------------------------------------------------------------------
2.00x or greater                  1.125%                             0.000%
================================================================================

                    c. on the second anniversary date of the Termination Date and at all times thereafter:

================================================================================
                            Per Annum Percentage           Per Annum Percentage
                             for Eurodolla                        for Alternate
Leverage Ratio              Rate Borrowings                 Base Rate Borrowings
================================================================================
Less than 1.00x                   0.875%                             0.125%
--------------------------------------------------------------------------------
1.00x or greater,                 1.000%                             0.125%
but less than 2.00x
--------------------------------------------------------------------------------
2.00x or greater                  1.250%                             0.125%
================================================================================


                           Funded  Indebtedness  shall mean (a) all Indebtedness
                  of the Company and its Subsidiaries on a consolidated basis which by its terms matures more than one year after the applicable date of calculation of Funded Indebtedness (including without limitation, current maturities or scheduled principal payments of Funded Indebtedness for the applicable period for which Funded Indebtedness is being calculated), and any Indebtedness of the Company and its Subsidiaries on a consolidated basis maturing within one year from such date which is renewable or extendable at the option of the obligor to a date beyond one year from such date and (b) without duplication, Capital Lease Obligations of the Company and its Subsidiaries on a consolidated basis. All components of Funded Indebtedness shall be determined in accordance with Generally Accepted Accounting Principles, consistently applied.

                    shall mean the earlier of (a) June 30, 2003, and (b) the date specified by the Agent pursuant to Section 7.1 hereof.

                    shall mean the earlier of (a) June 30, 1999, (b) the date the Company terminates the Commitment pursuant to Section
                    2.2 hereof and (c) the date specified by the Agent pursuant to Section 7.1 hereof.

          (b) The  definition  for Fixed  Charge  Coverage  Ratio  contained  in
     Section 1 of the Credit Agreement is hereby amended and restated in its entirety to hereafter be and read as follows:

                           Fixed  Charge  Coverage  Ratio A shall mean as of any
                  day that the Fixed Charge Ratio A is being calculated, the ratio of EBITDA less cash taxes to the sum of (a) scheduled principal payments of Funded Indebtedness, (b) interest expense and (c) Cash Capital Expenditures. All components of the Fixed Charge Coverage Ratio A shall be computed for the Rolling Four Quarters as of such day and determined for the Company and its Subsidiaries on a consolidated basis in accordance with Generally Accepted Accounting Principles, consistently applied.

 Section 3. New Definitions. The following additional definitions are hereby added to Section 1 of the Credit Agreement to hereafter read as follows:

                  Consolidated Net Worth shall mean, at any time,  shareholder's equity of the Company as set forth in the most recent consolidated Annual Audited Financial Statements of the Company and its Subsidiaries, determined in accordance with Generally Accepted Accounting Principles, consistently applied.

                  EBIT shall mean for any period for which EBIT is calculated, Net Income of the Company and its Subsidiaries on a consolidated basis for such period plus (a) non-recurring, non-cash charges of the Company and its Subsidiaries on a consolidated basis for such period, (b) taxes of the Company and its Subsidiaries on a consolidated basis for such period and (c) interest expense of the Company and its Subsidiaries on a consolidated basis for such period. All components of EBIT shall be determined in accordance with Generally Accepted Accounting Principles, consistently applied.

                  Fixed Charge Coverage Ratio B shall mean as of any day that the Fixed Charge Ratio B is being calculated, the ratio of (a) EBIT plus Operating Lease Expense to (b) interest expense plus Operating Lease Expense. All components of the Fixed Charge Coverage Ratio B shall be computed for the Rolling Four Quarters as of such day and determined for the Company and its Subsidiaries on a consolidated basis in accordance with Generally Accepted Accounting Principles, consistently applied.

                  Net Proceeds Amount shall mean, with respect to any Permitted Asset Dispositions and Permitted Stock Dispositions by the Company and/or any of its Subsidiaries, an amount equal to the difference between (a) the aggregate consideration paid to or received by the Company and/or any of its Subsidiaries in connection with such Permitted Asset Dispositions and Permitted Stock Dispositions and (b) all ordinary and reasonable out of pocket expenses actually incurred by the Company and/or any of its Subsidiaries in connection with such Permitted Asset Dispositions and Permitted Stock Dispositions.

                  Note Purchase Agreements shall have the meaning given to such term in Section 6.1(l) hereof.

                  Operating Lease Expense shall mean for any period for which Operating Lease Expense is calculated, the aggregate amount of fixed and contingent rentals (exclusive of payments of Capital Lease Obligations) payable by the Company and its Subsidiaries for such period with respect to leases of Property. Operating Lease Expense shall be determined for the Company and its Subsidiaries on a consolidated basis in accordance with Generally Accepted Accounting Principles, consistently applied.

                  Ratable  Portion  shall mean an amount equal to the product of
         (a) the Net Proceeds Amount attributable to the applicable Permitted Asset Dispositions and Permitted Stock Dispositions multiplied by (b) a fraction, the numerator of which is the outstanding principal balance of the Loans at such time and the denominator of which is the aggregate principal amount of Funded Indebtedness (including without limitation, the Notes) at such time of the Company and its Subsidiaries on a consolidated basis.

Section 4. Commitment Termination and Reduction Amendments. The last sentence of Section 2.2 of the Credit Agreement is hereby amended and restated in its entirety to hereafter read as follows:

         The Aggregate Commitment may be permanently terminated or reduced as follows:

                  (a) The Company may, upon ten (10) Business Days' prior written notice to the Agent, permanently terminate or reduce the Aggregate Commitment in an amount of at least $5,000,000 or the amount of the Aggregate Commitment at such time, whichever is less;

                  (b) Any prepayment of the Loans and Letter of Credit Advances in accordance with the provisions of Section 2.3(c)(3) hereof shall permanently and automatically reduce the Aggregate Commitment in an amount equal to any such prepayment; and

                  (c) If the ten percent (10%) of Consolidated Net Worth threshold discussed in Section 2.3(c) hereof shall be reached in any fiscal year with respect to Permitted Asset Dispositions and Permitted Stock Dispositions, the Banks may, with the unanimous written consent of all of the Banks, unilaterally reduce the Aggregate Commitment by an amount up to, but not in excess of, the difference between (1) the aggregate consideration paid to or received by the Company and/or its Subsidiaries with respect to Permitted Assets Dispositions and Permitted Stock Dispositions in excess of such ten percent (10%) of Consolidated Net Worth threshold and (2) the amount that the Aggregate Commitment is permanently reduced in accordance with the provisions of subparagraph (b) above (with the effective date of any such permanent reduction of the Aggregate Commitment in accordance with this subparagraph (c) being the date upon which all of the Banks have provided the Company with written notice of such permanent reduction of the Aggregate Commitment).

Section 5. Mandatory Prepayment Amendment. Section 2.3(b) of the Credit Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                  (b) If the aggregate consideration paid to the Company and/or any of its Subsidiaries from all Permitted Asset Dispositions and all Permitted Stock Dispositions during any fiscal year exceeds $5,000,000, but is less than or equal to ten percent (10%) of the Consolidated Net Worth of the Company determined as of the end of the Company's preceding fiscal year, within three (3) Business Days after the consummation of the applicable Permitted Asset Dispositions or
         Permitted Stock Dispositions, the Company shall make a prepayment against the Loans and Letter of Credit Advances then outstanding in an amount equal to the Net Proceeds Amount attributable to Permitted Asset Dispositions and Permitted Stock Dispositions in excess of such $5,000,000 threshold.

Section 6. Mandatory Prepayment Additions. New Sections 2.3(c), (d) and (e) are hereby added to the Credit Agreement to hereafter read as follows:

                  (c) If the aggregate consideration paid to the Company and/or any of its Subsidiaries from all Permitted Asset Dispositions and all Permitted Stock Dispositions during any fiscal year exceeds ten percent (10%) of the Consolidated Net Worth of the Company determined as of the end of the Company's preceding fiscal year, the Company shall fully comply with each of the following:

                           (1)  within  three  (3)   Business   Days  after  the
                  consummation of Permitted Asset Dispositions and Permitted Stock Dispositions in excess of the $5,000,000 threshold described in subparagraph (b) above, but less than or equal to such ten percent (10%) of Consolidated Net Worth threshold, the Company shall make a prepayment against the Loans and Letter of Credit Advances then outstanding in an amount equal to the Net Proceeds Amount attributable to such Permitted Asset Dispositions and Permitted Stock Dispositions;

                           (2) within six (6) months after the  consummation  of
                  Permitted Asset Dispositions and Permitted Stock Dispositions in excess of the above-described ten percent (10%) of Consolidated Net Worth threshold, the Company shall apply all of the Net Proceeds Amount attributable to such Permitted Asset Dispositions and Permitted Stock Dispositions as required under Section 10.6 of the Note Purchase Agreements (including without limitation, any prepayment of the Loans and Letter of Credit Advances required pursuant to subparagraph
                  (3) below); and

                           (3) within the six (6) month period described in subparagraph (2) above, the Company shall make a prepayment against the Loans and the Letter of Credit Advances then outstanding in an amount equal to the Ratable Portion for such Loans and Letter of Credit Advances outstanding hereunder (unless all of the Banks elect in writing to not require any such prepayment against the Loans and Letter of Credit Advances then outstanding).

                  (d) If the Net Proceeds Amount otherwise  payable to the Agent for the ratable benefit of the Banks pursuant to Sections 2.3(b) or (c) above exceeds the amount of Loans and Letter of Credit Advances then outstanding, any portion of such Net Proceeds Amount remaining after the outstanding Loans and Letter of Credit Advances have been fully paid shall be deposited with and held by the Agent for application against Loans and Letter of Credit Advances, as the same are subsequently outstanding under the terms of this Agreement.

                  (e) The Company shall have the right to extend for up to six months any mandatory prepayment date provided for in Sections 2.3(b) and (c) as necessary to avoid payment of any Consequential Loss, but only for the applicable portion of any such prepayment that would otherwise be applied to one or more Eurodollar Rate Borrowings then outstanding as of the date that such prepayment is otherwise required hereunder.

Section 7. Additional Fixed Charge Coverage Ratio. Section 5.3 of the Credit Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                  5.3 Financial Tests. (a) Have at all times a CURRENT RATIO of not less than 0.80 to 1.00; (b) have at all times a TANGIBLE NET WORTH of not less than the Tangible Net Worth Floor plus the Tangible Net Worth Floor Adjustment; (c) have at all times until, but not including, the Termination Date, a DEBT COVERAGE RATIO of not less than 1.50 to 1.00; (d) have at all times on and after the Termination Date, a FIXED CHARGE COVERAGE RATIO A of not less than 1.15 to 1.00; (e) have at all times a FIXED CHARGE COVERAGE RATIO B of not less than 1.50 to 1.00; and (f) have at all times a LEVERAGE RATIO of not more than 2.50 to 1.00.

Section 8. Negative Covenant Amendments. Section 6 of the Credit Agreement shall be amended as follows:

                    (a) A new  Section  6.1(l)  is  hereby  added to the  Credit
               Agreement to hereafter read as follows:

                           (l) Indebtedness of the Company in an original principal amount not to exceed $40,000,000 in the aggregate to be privately placed with investors by Chase Securities Inc. in accordance with the terms and conditions set forth in those certain Note Purchase Agreements dated May 16, 1996, by and between the Company and the various investors purchasing all or any portion of such Indebtedness, together with guaranties of such Indebtedness by any and all Subsidiaries of the Company which are now or hereafter existing.

                    (b) The last sentence of Section 6.2 of the Credit Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                  Provided, however, that, notwithstanding anything contained above in this Section 6.2 to the contrary, in no event may the Company or any Subsidiary of the Company (i) ever create or suffer to exist any Lien upon any of the Stock of any of its Subsidiaries, directly or indirectly, in favor of any Person other than the Agent for the benefit of the Banks or (ii) except for the equal and ratable lien provisions of Section
                  9.7 of the Note Purchase Agreements and the negative pledge provisions of Section 10.3 of the Note Purchase Agreements, create or suffer to exist any agreement, whether oral or in writing, with any Person other than the Agent and the Banks pursuant to this Section 6.2, which would or could prohibit the Company or any of its Subsidiaries from creating or permitting to exist any Lien in favor of the Agent or the Banks for the benefit of all of the Banks for Indebtedness from time to time arising under this Agreement.

                    (c) Section 6.3 of the Credit  Agreement  is hereby  amended and restated in its entirety to hereafter read as follows:

                           6.3 Contingent Obligations.  Except for guaranties by
                  Subsidiaries  of the Company which are otherwise  permitted by
                  Section 6.1(l) hereof, create, incur, suffer or permit to exist, directly or indirectly, any Contingent Obligations if such Contingent Obligations would cause the sum of (a) the aggregate amount of Contingent Obligations outstanding for the Company and its Subsidiaries, and (b) the aggregate amount of outstanding Indebtedness permitted by Section 6.1(k), on a consolidated basis, to exceed $10,000,000 (it being agreed that any Contingent Obligations of the Subsidiaries allowed by
                  Section 6.1(l) hereof shall not be included for purposes of determining compliance with the other provisions of this
                  Section 6.3).

                    (d) Section 6.4(c) of the Credit Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                           (c) Sell,  convey,  lease or otherwise dispose of all
                  or any part of the assets (except for the sale of inventory in the ordinary course of business) of the Company and/or its Subsidiaries, or agree to take any such action, if such sale, lease or conveyance of assets is not otherwise permitted for the applicable fiscal year by Section 6.4(z) hereof.


                    (e) Section 6.4(f) of the Credit Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                           (f) Purchase or otherwise acquire, directly or indirectly, in a single transaction or a series of related transactions, all or substantially all of the assets of any Person or such Person and its affiliates, or any shares of Stock of, or similar interest in, any Person or such Person and its Affiliates, if the total value of the cash consideration (exclusive of stock, warrants, options and other non-cash consideration) given or paid by the Company and its Subsidiaries, (i) in connection with such acquisition alone is in excess of $30,000,000 or (ii) in connection with such acquisition and in connection with prior acquisitions during the fiscal year of such acquisition exceeds $30,000,000 in the aggregate.

                    (f) Section 6.6 is hereby  deleted in its entirety and shall no longer be of any force or effect.

                    (g) Section  6.12(a) is hereby  amended and  restated in its entirety to hereafter read as follows:

                           (a) Redeem, retire or otherwise acquire,  directly or
                  indirectly, any shares of its Stock if such redemption or repurchase would cause the aggregate value of such Stock so redeemed or repurchased, as shown on the consolidated financial statements of the Company and its Subsidiaries to be delivered pursuant to Sections 5.2(a) and (b) hereof, to ever exceed $10,000,000.

                    (h) Section 6.13 is hereby amended and restated in its entirety to hereafter read as follows:

                           6.13 Capital Expenditures. Make expenditures for fixed or capital assets on a consolidated basis during any fiscal year of the Company (beginning with its 1996 fiscal year and continuing until and including the fiscal year ending in the calendar year in which the Maturity Date occurs) in excess of $65,000,000 in the aggregate (provided, that, in calculating said amount for any applicable year (i) cash expenditures for acquisitions otherwise permitted for the applicable fiscal year by Section 6.4(f) hereof shall not be included and (ii) expenditures for fixed or capital assets made by Subsidiaries of the Company, which were acquired during such fiscal year and accounted for as a pooling of interest, shall not be included to the extent that such expenditures were made prior to the time of acquisition).

Section 9. Modification of Addresses for Notices. Section 9.2 is hereby modified to cause the "Address for Notices" referenced therein for each of the Company, the Agent and the Banks to hereafter be the "Address for Notices" specified below the name of the applicable entity on the signature pages of this First Amendment.

Section 10.          Subsequent Amendments Requiring Unanimous Consent of Banks.
In addition to those particular amendments, waivers or consents requiring the unanimous written consent of each Bank in accordance with the provisions of
Section 9.11 of the Credit Agreement, no subsequent amendment, waiver or consent with respect to the Credit Agreement, as hereby amended, shall do any of the following unless such amendment, waiver or consent is consented to in writing and signed by each Bank: (a) modify the requirement of unanimous written approval by the Banks of any unilateral reduction by the Banks of the Aggregate Commitment as provided for in Section 2.2 of the Credit Agreement; or (b) waive or postpone any prepayment required by Section 2.3(c)(3) of the Credit Agreement.

Section 11. Deletion of Requests for Extension. Section 9.19 of the Credit Agreement is hereby deleted in its entirety and shall no longer be of any force or effect. In connection therewith, the definitions for "Extension Approval," "Extension Request" and "Extension Request Periods" contained in
Section 1 of the Credit Agreement, as well as the corresponding Exhibits I and J attached to the Credit Agreement, are hereby deleted in their entirety and shall no longer be of any force or effect.

Section 12. Representations and Warranties. The Company represents and warrants to the Agent and the Banks that the representations and warranties contained in Section 4 of the Credit Agreement and in all of the other Loan Documents are true and correct in all material respects on and as of the effective date hereof as though made on and as of such effective date. The Company hereby certifies that no event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement or which, upon the giving of notice or the lapse of time, or both, would constitute a Default or an Event of Default. Additionally, the Company hereby represents and warrants to the Agent and the Banks that the resolutions of the Board of Directors of the Company and its Subsidiaries which are set out in the following described Secretary's Certificates remain in full force and effect as of the effective date hereof and have not been modified, amended, superseded or revoked:

               (a) That certain Secretary's Certificate dated December 21, 1994, executed and delivered to the Agent by the Secretary of Whole Foods Market, Inc. in connection with the Credit Agreement;

               (b) That certain Secretary's Certificate dated December 21, 1994, executed and delivered to the Agent by the Secretary of Bread & Circus, Inc., Mrs. Gooch's Natural Foods Market, Inc., The Sourdough:
          A European Bakery, Inc., Wellspring Grocery, Inc., Whole Foods Market Beverage Corp., Whole Foods Company, Inc., Whole Foods Market California, Inc. and Whole Foods Market Southwest, Inc. in connection with the Credit Agreement;

               (c) That certain Secretary's Certificate dated April 5, 1995, executed and delivered to the Agent by the Secretary of Whole Foods Market Southwest I, Inc. in connection with that certain Joinder Agreement dated effective March 27, 1995, executed and delivered to the Agent by Whole Foods Market Midwest, Inc., Whole Foods Market Services, Inc., Whole Foods Market Southwest I, Inc., Whole Foods Market Southwest Investments, Inc. and Whole Foods Market Southwest, L.P.; and

               (d) That certain Secretary's Certificate dated April 5, 1995, executed and delivered to the Agent by the Secretary of Whole Foods Market Midwest, Inc., Whole Foods Market Services, Inc., and Whole Foods Market Southwest Investments, Inc., in connection with the above-described Joinder Agreement.

Section 13. Limitations. The amendments set forth herein are limited precisely as written and shall not be deemed to (a) be a consent to, or waiver or modification of, any other term or condition of the Credit Agreement or any of the other Loan Documents, or (b) except as expressly set forth herein, prejudice any right or rights which the Banks may now have or may have in the future under or in connection with the Credit Agreement, the Loan Documents or any of the other documents referred to therein. Except as expressly modified hereby or by express written amendments thereof, the terms and provisions of the Credit Agreement, the Notes and any other Loan Documents or any other documents or instruments executed in connection with any of the foregoing are and shall remain in full force and effect. In the event of a conflict between this First Amendment and any of the foregoing documents, the terms of this First Amendment shall be controlling.

Section 14. Payment of Expenses. The Company agrees, whether or not the transactions hereby contemplated shall be consummated, to reimburse and save the Agent and each of the Banks harmless from and against liability for the payment of all reasonable substantiated out-of-pocket costs and expenses arising in connection with the preparation, execution, delivery, amendment, modification, waiver and enforcement of, or the preservation of any rights under this First Amendment, including, without limitation, the reasonable fees and expenses of counsel for the Agent and other charges which may be payable in respect of, or in respect of any modification of, the Credit Agreement and the other Loan Documents. The provisions of this Section shall survive the termination of the Credit Agreement and the repayment of the Loans.

Section 15. Descriptive Headings, etc. The descriptive headings of the several Sections of this First Amendment are inserted for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

Section 16. Entire Agreement. This First Amendment and the documents referred to herein represent the entire understanding of the parties hereto regarding the subject matter hereof and supersede all prior and contemporaneous oral and written agreements of the parties hereto with respect to the subject matter hereof, including, without limitation, any commitment letters regarding the transactions contemplated by this First Amendment.

Section 17. Counterparts. This First Amendment may be executed in any number of counterparts and by different parties on separate counterparts and all of such counterparts shall together constitute one and the same instrument. Complete sets of counterparts shall be lodged with the Company and the Agent.

Section 18. References to Credit Agreement. As used in the Credit Agreement (including all Exhibits thereto) and all other Loan Documents, on and subsequent to the effective date hereof, the term "Agreement" shall mean the Credit Agreement, as amended by this First Amendment.

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be duly executed and delivered by their respective duly authorized offices as of the date first above written.

               NOTICE PURSUANT TO TEX. BUS. & COMM. CODE ss.26.02

         THIS FIRST AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED BY ANY OF THE PARTIES BEFORE OR SUBSTANTIALLY CONTEMPORANEOUSLY WITH THE EXECUTION HEREOF TOGETHER CONSTITUTE A WRITTEN CREDIT AGREEMENT AND REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.


                                                     WHOLE FOODS MARKET, INC.
                                                     a Texas corporation


                                                     By:
                                                              Glenda Flanagan
                                                              Secretary

                                                  Address for Notices:
                                                  Whole Foods Market, Inc.
                                                  601 N. Lamar Blvd., Suite 300
                                                  Austin, Texas  78703-5413
                                                  Attention: Ms. Glenda Flanagan

                                                    TEXAS COMMERCE BANK NATIONAL
                                                     ASSOCIATION, individually
                                                       and as Agent


                                                     By:
                                      Name:
                                     Title:

                                      Address for Notices:
                                      Texas Commerce Bank National Association
                                      700 Lavaca, 2nd Floor
                                      Post Office Box 550
                                      Austin, Texas  78789
                                   Attention: Manager/Metropolitan Lending Group

                                     With a copy to:
                                       Texas Commerce Bank National Association
                                         1111 Fannin, 9th Floor
                                         Houston, Texas  77002
                                   Attention: Manager/Loan Syndication Services

                                           FIRST INTERSTATE BANK OF TEXAS, N.A.


                                                    By:
                                      Name:
                                     Title:

                                     Address for Notices:
                                            First Interstate Bank of Texas, N.A.
                                              1000 Louisiana
                                              Houston, Texas
                                     Attention: Ms. Valerie Carlson

                                     FIRST UNION NATIONAL BANK OF NORTH CAROLINA


                                                     By:
                                      Name:
                                     Title:

                                     Address for Notices:
                                     First Union National Bank of North Carolina
                                              301 South College Street, TW 10
                                              Charlotte, North Carolina  28288
                                     Attention: Mr. Al Spurgin

                                     THE FIRST NATIONAL BANK OF BOSTON


                                                     By:
                                      Name:
                                     Title:

                                     Address for Notices:
                                         The First National Bank of Boston
                                     115 Perimeter Center Place, N.E., Suite 500
                                          Atlanta, Georgia  30346
                                      Attention: Mr. Dennis Wilson

         The undersigned Guarantors (a) acknowledge and consent to the execution of the foregoing First Amendment, (b) confirm that the Guaranties previously executed or joined in by each of the undersigned Guarantors apply and shall continue to apply to all Indebtedness evidenced by or arising pursuant to the Credit Agreement or any other Loan Documents, notwithstanding the execution and delivery of this First Amendment by the Company, the Agent and each of the Banks, and (c) acknowledge that without this consent and confirmation, the Banks and the Agent would not agree to the modifications of the Credit Agreement which are evidenced by the foregoing First Amendment.


WHOLE FOOD COMPANY, INC., a Louisiana corporation WHOLE FOODS MARKET CALIFORNIA, INC., a California corporation WELLSPRING GROCERY, INC., a North Carolina corporation BREAD & CIRCUS, INC., a Massachusetts corporation MRS. GOOCH'S NATURAL FOOD MARKETS, INC., a California corporation Whole Foods Market BEVERAGE CORP., a Texas corporation THE SOURDOUGH: A EUROPEAN BAKERY, INC., a Texas corporation WHOLE FOODS MARKET MIDWEST, INC., a Delaware corporation WHOLE FOODS MARKET SERVICES, INC., a Delaware corporation WHOLE FOODS MARKET SOUTHWEST INVESTMENTS, INC., a Delaware corporation WHOLE FOODS MARKET SOUTHWEST I, INC., a Delaware corporation

                                                     By:
                                                              Glenda Flanagan
                                                              Secretary

                                             WHOLE FOODS MARKET SOUTHWEST, L.P.,
                                                    a Texas limited partnership

                                  By:      Whole Foods Market Southwest I, Inc.,
                                                    a Delaware corporation
                                                         General Partner

                                                      By:
                                                              Glenda Flanagan
                                                                   Secretary

                                 Exhibit 10.14

                            WHOLE FOODS MARKET, INC.
                                  601 N. Lamar
                                    Suite 300
                               Austin, Texas 78703


                       7.29% Senior Notes due May 16, 2006

         May 16, 1996


TO EACH OF THE PURCHASERS LISTED IN
         THE ATTACHED SCHEDULE A:

Ladies and Gentlemen:

                  Whole Foods Market, Inc., a Texas corporation (as further defined in Schedule B, the "Company"), agrees with you as follows:

 .        AUTHORIZATION OF NOTES.

                  The Company will authorize the issue and sale of $40,000,000 aggregate principal amount of its 7.29% Senior Notes due May 16, 2006 (the "Notes", such term to include any such notes issued in substitution therefor pursuant to Section 13 of this Agreement or the Other Agreements (as hereinafter defined)). The Notes shall be substantially in the form set out in Exhibit 1, with such changes therefrom, if any, as may be approved by you and the Company. Certain capitalized terms used in this Agreement are defined in Schedule B; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

 .        SALE AND PURCHASE OF NOTES.

                  Subject to the terms and conditions of this Agreement, the Company will issue and sell to you and you will purchase from the Company, at the Closing provided for in Section 3, Notes in the principal amount specified opposite your name in Schedule A at the purchase price of 100% of the principal amount thereof. Contemporaneously with entering into this Agreement, the Company is entering into separate Note Purchase Agreements (the "Other Agreements") identical with this Agreement with each of the other purchasers named in Schedule A (the "Other Pur chasers"), providing for the sale at such Closing to each of the Other Purchasers of Notes in the principal amount specified opposite its name in Schedule A. Your obligation hereunder and the obligations of the Other Purchasers under the Other Agreements are several and not joint obligations and you shall have no obligation under any Other Agreement and no liability to any Person for the performance or non-performance by any Other Purchaser thereunder.

 .        CLOSING.

                  The sale and purchase of the Notes to be purchased by you and the Other Purchasers shall occur at the offices of Baker & Botts, L.L.P., Trammell Crow Center, 2001 Ross Avenue, Dallas, Texas 75201, at 10:00 a.m., Dallas time, at a closing (the "Closing") on May 16, 1996 or on such other Business Day thereafter on or prior to May 16, 1996 as may be agreed upon by the Company and you and the Other Purchasers. At the Closing the Company will deliver to you the Notes to be purchased by you in the form of a single Note (or such greater number of Notes in denominations of at least $100,000 as you may request) dated the date of the Closing and registered in your name (or in the name of your nominee), against delivery by you to the Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Company to account number 09917010802 at Texas Commerce Bank National Association, 700 Lavaca, Austin, Texas 78701, ABA number 113000609. If at the Closing the Company shall fail to tender such Notes to you as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any rights you may have by reason of such failure or such nonfulfillment.

 .        CONDITIONS TO CLOSING.

                  Your obligation to purchase and pay for the Notes to be sold to you at the Closing is subject to the fulfillment to your satisfaction, prior to or at the Closing, of the following conditions:

         ..       Representations and Warranties.

                  The representations and warranties of the Company in this Agreement and each Guarantor in the Guaranty shall be correct when made and at the time of the Closing.

         ..       Performance; No Default.

                  The Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by it prior to or at the Closing and after giving effect to the issue and sale of the Notes (and the application of the proceeds thereof as contemplated by Schedule 5.14) no Default or Event of Default shall have occurred and be continuing. Each Guarantor shall have performed and complied with all agreements and conditions contained in the Guaranty to be performed or complied with by it prior to or at the Closing. Neither the Company nor any Subsidiary shall have entered into any transaction since the date of the Memorandum that would have been prohibited by Sections 10.1, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.10 or 10.11 hereof had such Sections applied since such date.

         ..       Compliance Certificates.

     () Officer's Certificate. The Company shall have delivered to you an Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.1, 4.2 and 4.9 have been fulfilled.

     () Secretary's Certificate. The Company and each Guarantor shall have delivered to you a certificate of its Secretary or one of its Assistant Secretaries certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of
(i) the Notes and the Agreements and (ii) the Guaranty, respectively.

         ..       Opinions of Counsel.

                  You shall have received opinions in form and substance satisfactory to you, dated the date of the Closing (a) from Crouch & Hallett, L.L.P., counsel for the Company, covering the matters set forth in Exhibit 4.4(a) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may reasonably request (and the Company hereby instructs its counsel to deliver such opinion to you) and (b) from Baker & Botts, L.L.P., your special counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.4(b) and covering such other matters incident to such transactions as you may reasonably request.

         ..       Purchase Permitted By Applicable Law, etc.

                  On the date of the Closing your purchase of Notes shall (i) be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment, (ii) not violate any applicable law or regulation (including, without limitation, Regulation G, T or X of the Board of Governors of the Federal Reserve System) and (iii) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof. If requested by you, you shall have received an Officer's Certificate from the Company certifying as to such matters of fact as you may reasonably specify to enable you to determine whether such purchase is so permitted.

         ..       Sale of Other Notes.

                  Contemporaneously with the Closing the Company shall sell to the Other Purchasers and the Other Purchasers shall purchase the Notes to be purchased by them at the Closing as specified in Schedule A.

         ..       Payment of Special Counsel Fees.

                  Without limiting the provisions of Section 15.1, the Company shall have paid on or before the Closing the fees, charges and disbursements of your special counsel referred to in Section 4.4 to the extent reflected in a statement of such counsel rendered to the Company at least one Business Day prior to the Closing.

         ..       Private Placement Number.

                  A Private Placement number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for the Notes.

         ..       Changes in Corporate Structure.

                  Except as specified in Schedule 4.9, the Company shall not have changed its jurisdiction of incorporation or been a party to any merger or consolidation and shall not have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.

         ..       Guaranty and Contribution Agreement.

                  The Guarantors shall have delivered to you copies of the Guaranty and the Contribution Agreement duly executed by each Guarantor and dated the date hereof.

         ..       Proceedings and Documents.

                  All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

         ..       Amendment of Credit Facility.

                  The existing Credit Facility under which Texas Commerce Bank National Association serves as agent shall have been amended to permit the transactions contemplated by this Agreement and the Other Agreements and to permit the effective implementation of Section 10.6 and related provisions.

 .        REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

                  The Company represents and warrants to you that:

         ..       Organization; Power and Authority.

                  The Company is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Agreement and the Other Agreements and the Notes and to perform the provisions hereof and thereof.

         ..       Authorization, etc.

                  This  Agreement  and the Other  Agreements  and the Notes have been duly authorized by all necessary corporate action on the part of the Company, and this Agreement constitutes, and upon execution and delivery thereof each Note will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law). The execution, delivery and performance by each Guarantor of the Guaranty and the Contribution Agreement are within such Guarantor's corporate or partnership powers and have been duly authorized by all necessary corporate or partnership action.

         ..       Disclosure.

                  The Company,  through its agent,  Chase  Securities  Inc., has delivered to you and each Other Purchaser a copy of a Confidential Information Memorandum, dated March 1996 (the "Memorandum"), relating to the transactions contemplated hereby. The Memorandum fairly describes, in all material respects, the general nature of the business and principal properties of the Company and its Subsidiaries. This Agreement, the Memorandum, the documents, certificates or other writings delivered to you by or on behalf of the Company and the Guarantors in connection with the transactions contemplated hereby and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Except as disclosed in the Memorandum or as expressly described in Schedule 5.3, or in one of the documents, certificates or other writings identified therein, or in the financial statements listed in Schedule 5.5, since September 24, 1995, there has been no change in the financial condition, operations, business, properties or prospects of the Company or any Subsidiary except changes that individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect. There is no fact known to the Company that could reasonably be expected to have a Material Adverse Effect that has not been set forth herein or in the Memorandum or in the other documents, certificates and other writings delivered to you by or on behalf of the Company and the Guarantors specifically for use in connection with the transactions contemplated hereby. The financial projections contained in the Memorandum are reasonable based on assumptions contained therein and the best information available to the Company.

      ..       Organization and Ownership of Shares of Subsidiaries; Affiliates.

                  (a) Schedule 5.4 contains (except as noted therein) complete and correct lists (i) of the Company's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its Capital Stock owned by the Company and each other Subsidiary, (ii) of the Company's Affiliates, other than Subsidiaries, and (iii) of the Company's directors and senior officers.

                  (b) All of the outstanding shares of Capital Stock of each Subsidiary shown in Schedule 5.4 as being owned by the Company and its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Company or another Subsidiary free and clear of any Lien (except as otherwise disclosed in Schedule 5.4).

                  (c) Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

                  (d) No Subsidiary is a party to, or otherwise subject to any legal restriction or any agreement (other than this Agreement, the agreements listed on Schedule 5.4 and customary limitations imposed by corporate or partnership law statutes) restricting the ability of such Subsidiary to pay dividends out of profits or make any other similar distributions of profits to the Company or any of its Subsidiaries that owns outstanding shares of Capital Stock of such Subsidiary.

         ..       Financial Statements.

                  The Company has delivered to each Purchaser copies of the financial statements of the Company and its Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of the Company and its Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments). Since September 24, 1995, there has been no material adverse change in the consolidated financial condition or results of operations or cash flows of the Company and its Subsidiaries.

         ..       Compliance with Laws, Other Instruments, etc.

                  The execution, delivery and performance by the Company of this Agreement and the Notes and by each Guarantor of the Guaranty and the Contribution Agreement will not (i) contra vene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which the Company or any Subsidiary is bound or by which the Company or any Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Subsidiary.

         ..       Governmental Authorizations, etc.

                  No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by the Company of this Agreement or the Notes or by any Guarantor of the Guaranty and the Contribution Agreement.

         ..       Litigation; Observance of Agreements, Statutes and Orders.

                  (a) Except as disclosed in Schedule 5.8, there are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary or any property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

                  (b) Neither the Company nor any Subsidiary is in default under (nor is there in existence any temporary or conditional waiver of any such default relating to) any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental
Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

         ..       Taxes.

                  The  Company and its  Subsidiaries  have filed all tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments levied upon them or their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (i) the amount of which is not individually or in the aggregate Material or (ii) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which the Company or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. The Company knows of no basis for any other tax or assessment that could reasonably be expected to have a Material Adverse Effect. The charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of Federal, state or other taxes for all fiscal periods are adequate in the aggregate. The Federal income tax liabilities of the Company and its Subsidiaries have been determined by the Internal Revenue Service and paid for all fiscal years up to and including the fiscal year ended September 30, 1992.

         ..       Title to Property; Leases.

                  The Company and its Subsidiaries have good and sufficient title to their respective properties that individually or in the aggregate are Material, including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by the Company or any Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement. All leases that individually or in the aggregate are Material are valid and subsisting and are in full force and effect in all material respects.

         ..       Licenses, Permits, etc.

                  Except as disclosed in Schedule 5.11,

                  (a) the Company and its Subsidiaries own or possess all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that individually or in the aggregate are Material, without known conflict with the rights of others;

                  (b) to the best  knowledge of the  Company,  no product of the
         Company infringes any license, permit, franchise, authorization, patent, copyright, service mark, trademark, trade name or other right owned by any other Person in a manner which, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect; and

                  (c) to the best knowledge of the Company, there is no Material violation by any Person of any right of the Company or any of its Subsidiaries with respect to any patent, copyright, service mark, trademark, trade name or other right owned or used by the Company or any of its Subsidiaries.

         ..       Compliance with ERISA.

                  () The Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in Section 3 of ERISA), and no event, transaction or condition has occurred or exists that could reasonably be expected to result in the incurrence of any such liability by the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to Section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

                  () The present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities. The term "benefit liabilities" has the meaning specified in sec tion 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.

                  () The Company and its ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.

                  () The expected postretirement benefit obligation (determined as of the last day of the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Company and its Subsidiaries is not Material.

                  () The execution and delivery of this Agreement and the issuance and sale of the Notes hereunder will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation by the Company in the first sentence of this Section 5.12(e) is made in reliance upon and subject to the accuracy of your representation in
Section 6.2 as to the sources of the funds used to pay the purchase price of the Notes to be purchased by you.

         ..       Private Offering by the Company.

                  Neither the Company nor anyone acting on its behalf has offered the Notes or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any person other than you, the Other Purchasers and not more than 20 other Institutional Investors, each of which has been offered the Notes at a private sale for investment. Neither the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance or sale of the Notes to the registration requirements of Section 5 of the Securities Act.

         ..       Use of Proceeds; Margin Regulations.

                  The Company will apply the proceeds of the sale of the Notes as set forth in Schedule 5.14. No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning of Regulation G of the Board of Governors of the Federal Reserve System (12 CFR 207), or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than 5% of the value of the consolidated assets of the Company and its Subsidiaries and the Company does not have any present intention that margin stock will constitute more than 5% of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation G.

         ..       Existing Indebtedness; Future Liens.

                  (a) Except as described therein, Schedule 5.15 sets forth a complete and correct list of all outstanding Indebtedness of the Company and its Subsidiaries as of April 7, 1996, since which date there has been no Material change in the amounts, interest rates, sinking funds, installment payments or maturities of the Indebtedness of the Company or its Subsidiaries. Neither the Company nor any Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Indebtedness of the Company or such Subsidiary. Except in the case of Indebtedness that does not exceed $100,000 in aggregate principal amount and that was created or incurred by a Subsidiary prior to its becoming a Subsidiary and not in contemplation thereof, no event or condition exists with respect to any Indebtedness of the Company or any Subsidiary that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Indebtedness to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

                  (b) Except as disclosed in Schedule 5.15, neither the Company nor any Subsidiary has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its property, whether now owned or hereafter acquired, to be subject to a Lien.

         ..       Foreign Assets Control Regulations, etc.

                  Neither the sale of the Notes by the Company hereunder nor its use of the proceeds thereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

         ..       Status under Certain Statutes.

                  Neither the Company nor any Subsidiary is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Interstate Commerce Act, as amended, or the Federal Power Act, as amended.

         ..       Environmental Matters.

                  Neither the Company nor any Subsidiary has knowledge of any claim or has received any notice of any claim, and no proceeding has been instituted raising any claim against the Company or any of its Subsidiaries or any of their respective real properties now or formerly owned, leased or operated by any of them or other assets, alleging any damage to the environment or violation of any Environmental Laws, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect. Except as otherwise disclosed to you in writing,

                         (a) neither the Company nor any Subsidiary has knowledge of any facts which would give rise to any claim, public or private, of violation of Environmental Laws or damage to the environment emanating from, occurring on or in any way related to real properties now or formerly owned, leased or operated by any of them or to other assets or their use, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect;

                         (b) neither the Company nor any of its Subsidiaries has
                    stored any Hazardous Materials on real properties now or formerly owned, leased or operated by any of them and has not disposed of any Hazardous Materials in a manner contrary to any Environmental Laws in each case in any manner that could reasonably be expected to result in a Material Adverse Effect; and

                         (c) all  buildings  on all real  properties  now owned,
                    leased or operated by the Company or any of its Subsidiaries are in compliance with applicable Environmental Laws, except where failure to comply could not reasonably be expected to result in a Material Adverse Effect.

 .        REPRESENTATIONS OF THE PURCHASER.

         ..       Purchase for Investment.

                  You represent that you are purchasing the Notes for your own account or for one or more separate accounts maintained by you or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of your or their property shall at all times be within your or their control. You understand that the Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Notes.

         ..       Source of Funds.

                  You represent that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Notes to be purchased by you hereunder:

                  (a) if you are an insurance company, the Source does not include assets allocated to any separate account maintained by you in which any employee benefit plan (or its related trust) has any interest, other than a separate account that is maintained solely in connection with your fixed contractual obligations under which the amounts payable, or credited, to such plan and to any participant or beneficiary of such plan (including any annuitant) are not affected in any manner by the investment performance of the separate account; or

                  (b) the Source is either (i) an insurance company pooled separate account, within the meaning of Prohibited Transaction Exemption ("PTE") 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 (issued July 12, 1991) and, except as you have disclosed to the Company in writing pursuant to this paragraph (b), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

                  (c) the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of
         Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph (c); or

                  (d)  the Source is a governmental plan; or

                  (e) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this paragraph (e); or

                  (f) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

As used in this Section 6.2, the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.


 .        INFORMATION AS TO COMPANY.

         ..       Financial and Business Information.

                  The Company shall deliver to each holder of Notes:

               () Quarterly Statements -- within 45 days after the end of each quarterly fiscal period in each fiscal year of the Company (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,

               ()  a   consolidated   balance  sheet  of  the  Company  and  its
          Subsidiaries as at the end of such quarter, and

               () consolidated statements of income and cash flows of the Company and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, provided that delivery within the time period specified above of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(a) if such Form contains the financial statements, either in condensed or complete form, referred to in clauses (i) and (ii) above;

                         () Annual Statements -- within 90 days after the end of
                    each   fiscal  year  of  the   Company,   ------------------
                    duplicate copies of,

                         () a consolidated  balance sheet of the Company and its
                    Subsidiaries, as at the end of such year, and

                         ()  consolidated   statements  of  income,  changes  in
                    shareholders' equity and cash flows of the Company and its Subsidiaries, for such year,

setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied

                           (A) by an opinion  thereon of  independent  certified
                  public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances, and

                           (B) a certificate  of such  accountants  stating that
                  they have reviewed this Agreement and stating further whether, in making their audit, they have become aware of any condition or event that then constitutes a Default or an Event of Default, and, if they are aware that any such condition or event then exists, specifying the nature and period of the existence thereof (it being understood that such accountants shall not be liable, directly or indirectly, for any failure to obtain knowledge of any Default or Event of Default unless such accountants should have obtained knowledge thereof in making an audit in accordance with generally accepted auditing standards or did not make such an audit), provided that the delivery within the time period specified above of the Company's Annual Report on Form 10-K for such fiscal year (together with the Company's annual report to shareholders, if any, prepared pursuant to Rule 14a-3 under the Exchange Act) prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission, together with the accountant's certificate described in clause (B) above, shall be deemed to satisfy the requirements of this Section 7.1(b) if such Form contains the financial statements referred to in clauses (i) and (ii) above;

                  () SEC and Other Reports -- promptly upon their becoming available, one copy of (i) each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to public securities holders generally, and (ii) each regular or periodic report, each registration statement (without exhibits except as expressly requested by such holder), and each prospectus and all amendments thereto filed by the Company or any Subsidiary with the Securities and Exchange Commission and of all press releases and other statements made available generally by the Company or any Subsidiary to the public concerning developments that are Material;

                  () Notice of Default or Event of Default -- promptly, and in any event within five days after a Responsible Officer becoming aware of the existence of any Default or Event of Default or that any Person has given any notice or taken any action with respect to a claimed default hereunder or that any Person has given any notice or taken any action with respect to a claimed default of the type referred to in Section 11(f), a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;

                  () Notice of Material Litigation -- promptly, and in any event within five days after a Responsible Officer becomes aware of any action, suit or proceeding pending, threatened against or affecting the Company or any Subsidiary or any property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, a written notice specifying the nature thereof and what action the Company is taking or proposes to take with respect thereto;

               () ERISA Matters -- promptly, and in any event within five days after a Responsible Officer becoming aware of any of the following, a written notice setting forth the nature thereof and the action, if any, that the Company or an ERISA Affiliate proposes to take with respect thereto:

                    () with  respect  to any  Plan,  any  reportable  event,  as defined in sec tion 4043(b) of ERISA and the regulations thereunder, for which notice thereof has not been waived pursuant to such regulations as in effect on the date hereof; or

                    () the  taking  by the PBGC of steps  to  institute,  or the threatening by the PBGC of the institution of,  proceedings under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Company or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan; or

                    () any event,  transaction or condition that could result in the incurrence of any liability by the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, could reasonably be expected to have a Material Adverse Effect;

                  () Notices from Governmental Authority -- promptly, and in any event within 30 days of receipt thereof, copies of any notice to the Company or any Subsidiary from any Federal or state Governmental Authority relating to any order, ruling, statute or other law or regulation that could reasonably be expected to have a Material Adverse Effect; and

                  (h) Requested Information -- with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of the Company or any of its Subsidiaries or relating to the ability of the Company to perform its obligations hereunder and under the Notes as from time to time may be reasonably requested by the holder of any Note.

         ..       Officer's Certificate.

                  Each set of financial statements delivered to a holder of Notes pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:

                  () Covenant Compliance -- the information (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Sections 10.3, 10.4, 10.6, 10.7, 10.8, 10.10 and 10.11 hereof, inclusive, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and

                  () Event of Default -- a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of the Company or any Subsidiary to comply with any Environmental Law), specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

         ..       Inspection.

                  The Company shall permit the representatives of each holder of Notes that is an Institutional Investor:

                  () No Default -- if no Default or Event of Default then exists, at the expense of such holder and upon reasonable prior notice to the Company, to visit the principal executive office of the Company, to discuss the affairs, finances and accounts of the Company and its Subsidiaries with the Company's officers, and (with the consent of the Company, which consent will not be unreasonably withheld) its independent public accountants, and (with the consent of the Company, which consent will not be unreasonably withheld) to visit the other offices and properties of the Company and each Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

                  () Default -- if a Default or Event of Default then exists, at the expense of the Company to visit and inspect any of the offices or properties of the Company or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision the Company authorizes said accountants to discuss the affairs, finances and accounts of the Company and its Subsidiaries), all at such times and as often as may be requested.

 .        PREPAYMENT OF THE NOTES.

         ..       Required Prepayments.

                  On May 16, 2000 and on each May 16 thereafter to and including May 16, 2005 the Company will prepay $5,714,285.71 principal amount (or such lesser principal amount as shall then be outstanding) of the Notes at par and without payment of the Make-Whole Amount or any premium, provided that upon any partial prepayment of the Notes pursuant to Section 8.3 or any purchase of the Notes permitted by Section 8.6 the principal amount of each required prepayment of the Notes becoming due under this Section 8.1 on and after the date of such prepayment or purchase shall be reduced in the same proportion as the aggregate unpaid principal amount of the Notes is reduced as a result of such prepayment or purchase and assuming compliance by the Company with the second sentence of
Section 8.7. The principal amount prepaid in the case of any partial prepayment of the Notes pursuant to Section 8.2 shall be applied in inverse order to the principal amounts to be prepaid under this Section 8.1 on and after the date of such prepayment.

         ..       Optional Prepayments with Make-Whole Amount.

                  The Company may, at its option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount. The Company will give each holder of Notes written notice of each optional prepayment under this Section 8.2 not less than 15 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes to be prepaid on such date, the principal amount of each Note held by such holder to be prepaid (determined in accordance with Section 8.4), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid, and shall be accompanied by a certificate of a Senior Financial Officer as to the estimated Make-Whole Amount due in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment, the Company shall deliver to each holder of Notes a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

   ..       Offer to Prepay Notes in the Event of a Debt Prepayment Application.

         (a) Notice of Debt Prepayment Application. In the event of a Debt Prepayment Application pursuant to Section 10.6, the Company shall offer to prepay, in accordance with and subject to the definition of Debt Prepayment Application, the Ratable Portion of each Note held by each holder on the date specified in such offer, which date, whether or not extended pursuant to the second sentence of Section 8.3(b), shall occur prior to the expiration of the six-month period specified in Section 10.6 (as such date may be so extended, the "Proposed Prepayment Date"). The Proposed Prepayment Date shall be not less than 30 days and not more than 60 days after the date of such offer (if the Proposed Prepayment Date shall not be specified in such offer, the Proposed Prepayment Date shall be the forty-fifth day after the date of such offer).

         (b) Acceptance; Rejection. A holder of Notes may accept an offer to prepay made pursuant to Section 8.3(a) by causing an irrevocable notice of such acceptance substantially in the form of Exhibit 8.3(b) hereto to be delivered to the Company, at the address provided by the Company pursuant to Section 18 (if so provided), during the period commencing with the date of such offer by the Company and ending 10 days prior to the Proposed Prepayment Date. If the offer to prepay is accepted by any holder of Notes, 10 days prior to the Proposed Prepayment Date the Company shall give written notice to each holder of Notes, in which notice the Company shall (i) state the aggregate outstanding principal amount of Notes in respect to which the offer has been accepted; and (ii) renew the offer and extend by 10 days the period for acceptance by stating that any holder of Notes may yet accept the offer, whether theretofore rejected or not, by causing an irrevocable notice of such acceptance substantially in the form of
Exhibit 8.3(b) hereto to be delivered to the Company, at the address provided by the Company pursuant to Section 18 (if so provided), at least three Business Days prior to the Proposed Prepayment Date. Two Business Days prior to the Proposed Prepayment Date, the Company shall deliver to each holder of Notes a certificate of a Senior Financial Officer specifying the principal amount of each Note that is to be prepaid (determined in accordance with the definition of Ratable Portion) on the Proposed Prepayment Date and the interest due thereon accrued to the Proposed Prepayment Date. A failure by any holder of Notes to respond to an offer to prepay made pursuant to this Section 8.3 shall be deemed to constitute a rejection of such offer by such holder.

         (c) Prepayment.  Prepayment of the Notes to be prepaid pursuant to this
Section 8.3 shall be at 100% of the principal amount of such Notes, together with interest on such Notes accrued to the date of prepayment. The prepayment shall be made on the Proposed Prepayment Date.

         (d) Officer's  Certificate.  Each offer to prepay the Notes pursuant to
Section 8.3(a) or Section 8.3(b) shall be accompanied by an Officer's Certificate of the Company, dated the date of such offer and specifying: (i) the Proposed Prepayment Date; (ii) that such offer is made pursuant to Section 8.3(a) or Section 8.3(b), as the case may be; (iii) the aggregate principal amount of all Notes, and the principal amount of each Note, offered to be prepaid; (iv) the interest that would be due on each Note offered to prepaid, accrued to the Proposed Prepayment Date; (v) that the conditions of this Section
8.3 have been fulfilled; and (vi) in reasonable detail, the respective natures, dates and Gross Proceeds Amounts and Net Proceeds Amounts of the Asset Sales giving rise to such offer of prepayment.

         ..       Allocation of Partial Prepayments.

                  In the case of each partial prepayment of the Notes, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes at the time outstanding and then to be prepaid in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

         ..       Maturity; Surrender, etc.

                  In the  case of each  prepayment  of  Notes  pursuant  to this
Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Company and canceled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

         ..       Right to Put.

                  (a) Granting of Put. The Company hereby gives and grants to the holder of each Note the option, right and privilege (such option, right and privilege herein collectively referred to as the "Right to Put") to require the Company, upon or after the occurrence of any Designated Event, to purchase from such holder all Notes held by such holder on the terms and conditions hereinafter set forth, and the Company agrees so to purchase from such holder, for an amount equal to the aggregate outstanding principal amount of such Notes and the accrued and unpaid interest thereon.

                  (b) Exercise of Put. Within 10 Business Days after any Responsible Officer of the Company has knowledge of the occurrence of any Designated Event, the Company shall give the holder of each Note written notice thereof describing such Designated Event, and the facts and circumstances surrounding the occurrence thereof, in reasonable detail. At any time prior to 60 days after any holder shall receive such notice, such holder may exercise its Right to Put by delivering to the Company, at the address provided by the Company pursuant to Section 18 (if so provided), an irrevocable notice of sale substantially in the form of Exhibit 8.6(b) hereto (a "Notice of Sale"); provided, that the Company shall give the holder of each Note prompt written notice of such Notice of Sale, whereupon the holder of each Note shall have until the later of (x) the expiration of such sixty-day period or (y) 10 days after its receipt of such notice from the Company to exercise its Right to Put by delivering to the Company a Notice of Sale. If the holder of a Note shall deliver a Notice of Sale pursuant to any provision of the preceding sentence, the Company shall purchase the Notes then held by such holder on the date specified in such notice (which shall be not less than 20 days after delivery of such Notice of Sale), and such holder shall sell such Notes to the Company without recourse, representation or warranty (other than as to such holder's full right, title and interest to such Notes free of any adverse claim thereto), at a price, payable in immediately available funds by wire transfer to the account specified pursuant to Schedule A hereto or to such other account as may be specified in such notice, equal to the aggregate outstanding principal amount of the Notes of such holder and the accrued and unpaid interest thereon; provided, that if more than one holder shall give a Notice of Sale in compliance with the foregoing provisions of this Section 8.6(b), the Company shall purchase the Notes held by all such holders on the same day, which shall be the latest day specified in all such Notices of Sale but in no event more than 90 days after the date of the Company's sending of notice of the occurrence of the Designated Event giving rise thereto, and shall advise the holder of each Note of such date and the aggregate principal amount of Notes to be purchased by the Company. Each holder shall have the respective rights specified in this Section
8.6 with respect to each Designated Event that shall occur, regardless of any act or omission to act with respect to any previous Designated Event.

         ..       Purchase of Notes.

                  The Company will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except upon the payment or prepayment of the Notes in accordance with the terms of this Agreement and the Notes. The Company will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

         ..       Make-Whole Amount.

                  The term "Make-Whole Amount" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

                  "Called Principal" means, with respect to any Note, the principal of such Note that is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to
         Section 12.1, as the context requires.

                  "Discounted Value" means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on the Notes is payable) equal to the Reinvestment Yield with respect to such Called Principal.

                  "Reinvestment Yield" means, with respect to the Called Principal of any Note, 0.50% over the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 500" on the Telerate Access Service (or such other display as may replace Page 500 on Telerate Access Service) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or (ii) if such yields are not reported as of such time or available through interpolation as described below as of such time, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield in clause (i) or clause (ii) will be determined, (a) if necessary, by (x) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (y) interpolating linearly between
         (1) the actively traded U.S. Treasury security with the maturity closest to and greater than the Remaining Average Life and (2) the actively traded U.S. Treasury security with the maturity closest to and less than the Remaining Average Life and (b) by converting all such implied yields to a quarterly payment basis in accordance with accepted financial practice.

                  "Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

                  "Remaining Scheduled Payments" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.2 or 12.1.

                  "Settlement Date" means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

 .        AFFIRMATIVE COVENANTS.

                  The Company covenants that so long as any of the Notes are outstanding:

         ..       Compliance with Law.

                  The Company will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

         ..       Insurance.

                  The Company will and will cause each of its Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

         ..       Maintenance of Properties.

                  The Company will and will cause each of its Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent the Company or any Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and the Company has concluded that such discontinuance could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

         ..       Payment of Taxes and Claims.

                  The Company will and will cause each of its Subsidiaries to file all tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies imposed on them or any of their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent and all claims for which sums have become due and payable that have or might become a Lien on properties or assets of the Company or any Subsidiary, provided that neither the Company nor any Subsidiary need pay any such tax or assessment or claims if (i) the amount, applicability or validity thereof is contested by the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Company or a Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of the Company or such Subsidiary or (ii) the nonpayment of all such claims and expenses in the aggregate could not reasonably be expected to have a Material Adverse Effect.

                  The Company will and will cause each of its Subsidiaries to pay all claims and expenses for labor and materials, provided that neither the Company nor any Subsidiary need pay any such claims and expenses if (i) the amount or validity thereof is contested by the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Company or a Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of the Company or such Subsidiary or (ii) the nonpayment of all such claims and expenses in the aggregate could not reasonably be expected to have a Material Adverse Effect.

         ..       Corporate Existence, etc.

                  Subject to Section 10.2, the Company will at all times preserve and keep in full force and effect its corporate existence. Subject to
Section 10.6, the Company will at all times preserve and keep in full force and effect the corporate existence of each of its Subsidiaries (unless merged into the Company or a Subsidiary) and all rights and franchises of the Company and its Subsidiaries unless, in the good faith judgment of the Company, the termination of or failure to preserve and keep in full force and effect such corporate existence (in the case of a Subsidiary but not the Company), right or franchise could not, individually or in the aggregate, have a Material Adverse Effect.

         ..       ERISA Compliance.

                  The Company will, and will cause each ERISA Affiliate to, at all times:

                  (i) with respect to each Plan, make timely payments of contributions required to meet the minimum funding standard set forth in ERISA or the Code with respect thereto and, with respect to any Multiemployer Plan, make timely payment of contributions required to be paid thereto as provided by
Section 515 of ERISA, and

                  (ii)     comply with all other provisions of ERISA,

except for such failures to make contributions and failures to comply as would not have a Material Adverse Effect.

         ..       Covenant to Secure Notes Equally.

                  If the Company or any Subsidiary shall create or assume any Lien upon any of its property or assets, whether now owned or hereafter acquired, other than Liens permitted by Section 10.3 (unless prior written consent to the creation and assumption thereof shall have been obtained pursuant to this Agreement), the Company will make or cause to be made effective provision whereby the Notes will be secured by such Lien equally and ratably with any and all other Indebtedness so long as such Indebtedness shall be so secured pursuant to such agreements and instruments as shall be approved by the Required Holder(s), and the Company will cause to be delivered to the holder of each Note an opinion of independent counsel to the effect that such agreements and instruments are enforceable in accordance with their terms.

         ..       Covenant to Provide Additional Guarantees.

                  If the Company or a Subsidiary creates or acquires a new Subsidiary, the Company will promptly cause such new Subsidiary to execute a Joinder Agreement.

 .        NEGATIVE COVENANTS.

                  The Company covenants that so long as any of the Notes are outstanding:

         ..       Transactions with Affiliates.

                  The Company will not and will not permit any Subsidiary to enter into directly or indirectly any transaction or Material group of related transactions (including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another Subsidiary), except in the ordinary course and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate.

         ..       Merger, Consolidation, etc.

                  The Company will not consolidate with or merge with any other Person or convey, transfer or lease substantially all of its assets in a single transaction or series of transactions to any Person unless:

               () the successor formed by such consolidation or the survivor of such merger or the Person that acquires by conveyance, transfer or lease substantially all of the assets of the Company as an entirety, as the case may be, shall be a solvent entity organized and existing under the laws of the United States or any State thereof (including the District of Columbia), and, if the Company is not such entity, (i) such entity shall have executed and delivered to each holder of any Notes its assumption of the due and punctual performance and observance of each covenant and condition of this Agreement, the Other Agreements and the Notes and (ii) shall have caused to be delivered to each holder of any Notes an opinion of independent counsel reasonably satisfactory to the Required Holder(s) to the effect that all agreements or instruments effecting such assumption are enforceable in accordance with their terms and comply with the terms hereof;

               () immediately after giving effect to such transaction, no Default or Event of De fault shall have occurred and be continuing; and

               () immediately after giving effect to such transaction, the successor formed by such consolidation or the survivor of such merger or the Person that acquired by conveyance, transfer or lease all or substantially all of the assets of the Company as an entirety, as the case may be, would be able to incur at least $1 of additional Consolidated Funded Indebtedness under Sections 10.3(d) and 10.8.

No such conveyance, transfer or lease of all or substantially all of the assets of the Company shall have the effect of releasing the Company or any successor entity that shall theretofore have become such in the manner prescribed in this
Section 10.2 from its liability under this Agreement or the Notes.

         ..       Liens.

                  The Company will not and will not permit any Subsidiary to directly or indirectly create, incur, assume or permit to exist (upon the happening of a contingency or otherwise) any Lien on or with respect to any property or asset (including, without limitation, any document or instrument in respect of goods or accounts receivable) of the Company or any such Subsidiary, whether now owned or held or hereafter acquired, or any income or profits therefrom or assign or otherwise convey any right to receive income or profits, except:

               (a) Liens existing on the date of this Agreement and securing the Indebtedness of the Company and its Subsidiaries referred to in
          Schedule 5.15;

               (b) Liens incidental to the conduct of business or the ownership of properties of the Company and its Subsidiaries (including Liens in connection with worker's compensation, unemployment insurance and other like laws, warehousemen's and attorney's liens and statutory landlord's liens) and Liens to secure the performance of bids, tenders or trade contracts, or to secure statutory obligations, property taxes and assessments or governmental charges, surety or appeal bonds or other Liens of like general nature which are incurred in the ordinary course of business and not in connection with the borrowing of money and which do not in any event materially impair the value or use of the property encumbered thereby in the operation of the business of the Company and its Subsidiaries; provided in each case, that the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings;

               (c) any Lien created to secure all or any part of the purchase price, or to secure Indebtedness incurred or assumed to pay all or any part of the purchase price, of tangible property acquired by the Company or a Subsidiary after the date of the Closing, provided that

                           (i) any such Lien shall extend  solely to the item or
                  items of such property so acquired and, if required by the terms of the instrument originally creating such Lien, other property which is an improvement to or is acquired for specific use in connection with such acquired property or which is real property being improved by such acquired property,

                           (ii) the principal amount of the Indebtedness secured
                  by any such Lien (A) shall at no time exceed the cost to the Company or such Subsidiary of the property so acquired and (B) at the time of the creation of such Lien shall not exceed the Fair Market Value (as determined in good faith by the board of directors of the Company) of such property at the time of such acquisition,

                           (iii)   the   aggregate   principal   amount  of  all
                  Indebtedness referred to in clause (ii) above at no time shall exceed 10% of Consolidated Net Worth, and

                         (iv) any such Lien shall be  created  contemporaneously
                    with, or within ninety (90) days after, the acquisition of such property; and

                  (d) Liens, other than those described in the foregoing clauses
(a) - (c), securing Indebtedness of the Company or any Subsidiary, provided that the sum, without duplication, of all such secured Indebtedness and all Indebtedness subject to Section 10.8 does not exceed at any time 10% of Consolidated Net Worth.
         ..       Fixed Charges Coverage Ratio.

               The Company will not at any time permit the Fixed Charges Coverage Ratio to be less than 1.50 to 1.

         ..       Line of Business.

                  The Company will not and will not permit any Subsidiary to engage to any Material extent in any business other than the operation of natural foods supermarkets and the related distribution and wholesale of natural foods products.

         ..       Sale of Assets.

                   Except as permitted under Section 10.2, the Company will not and will not permit any Subsidiary to make any Asset Sale (a) if a Default or an Event of Default exists or would exist immediately after giving effect thereto or (b) if the Gross Proceeds Amount from such Asset Sale plus the Gross Proceeds Amounts from all other Asset Sales during the then current fiscal year would exceed 10% of Consolidated Net Worth determined as of the end of the preceding fiscal year. If all or any portion of the Net Proceeds Amount of any Asset Sale is applied to one or more Debt Prepayment Applications or Property Reinvestment Applications within six months after such Asset Sale, then solely for purposes of determining compliance with clause (b) of the preceding sentence as of any date, the portion of the Gross Proceeds Amount of such Asset Sale that bears the same proportionate relationship to the entire Gross Proceeds Amount thereof as the portion of the Net Proceeds Amount of such Asset Sale so applied bears to the entire Net Proceeds Amount thereof shall not be taken into account. In the event of an Asset Sale in the form of a sale of all the Capital Stock of a Subsidiary or a merger of a Subsidiary in which the survivor is not the Company or a Subsidiary, the Subsidiary shall be released from its obligations under the Guaranty and the Contribution Agreement provided that (x) no Default or Event of Default then exists and all guaranties of such Guarantor under any Credit Facility are simultaneously released and (y) the Company shall have delivered to the holder of each Note an Officer's Certificate to both such effects.

         ..       Limitation on Indebtedness.

                  The Company will not at any time permit Consolidated Funded Indebtedness to exceed 50% of Consolidated Total Capitalization.

         ..       Limitation on Subsidiary Indebtedness.

                  The Company will not at any time permit the amount of Funded Indebtedness of its Subsidiaries (excluding (i) Funded Indebtedness outstanding at the date of the Closing and set forth on Schedule 5.15 hereto, (ii) Funded Indebtedness of a Subsidiary owed to the Company or a Wholly-Owned Subsidiary, and (iii) Funded Indebtedness evidenced by the Guaranty and by guaranties of the Funded Indebtedness of the Company under Credit Facilities) plus, without duplication, the amount of Indebtedness secured by Liens permitted by clause (d) of Section 10.3 to exceed 10% of Consolidated Net Worth.

                  The Company agrees that if, for any reason whatsoever, any Subsidiary now or hereafter owes any Indebtedness, directly or indirectly, to the Company, all such Indebtedness, together with all interest thereon and fees and other charges in connection therewith, and all Liens securing any such Indebtedness, shall at all times be second, subordinate and inferior in right of payment, in lien priority and in all other respects to the obligations of such Subsidiary in respect of the Guaranty, the fulfillment of such Subsidiary's obligations thereunder or under this Agreement and the Other Agreements, and the Liens, if any, from time to time securing the Notes and the other obligations under this Agreement and the Other Agreements.

         10.9.    Limitation on Certain Restrictive Agreements.

                  The Company will not and will not permit any Subsidiary to enter into or, except in the case of contractual obligations (but not renewals, extensions, modifications or replacements thereof) of a Subsidiary that are entered into prior to its becoming a Subsidiary and not in contemplation thereof, suffer to exist any contractual obligation, other than this Agreement and the Other Agreements, which in any way restricts the ability of any Subsidiary to (i) make any Distributions or other payments (including, without limitation, (a) repayments of loans and advances and (b) all payments described in the parenthetical phrases in the definition of "Distribution" in Schedule B hereto) to the Company or to the Subsidiary or Subsidiaries that own the Capital Stock of such Subsidiary, (ii) transfer any of its property or assets to the Company or to such Subsidiary or Subsidiaries or (iii) guarantee the obligations of the Company arising under this Agreement.

         10.10.   Restricted Payments.

                  The Company will not and will not permit any Subsidiary to declare or make, or incur any liability to declare or make, any Restricted Payment unless immediately after giving effect to such action:

                  (a) the aggregate amount of Restricted Payments of the Company and its Subsidiaries declared or made during the period commencing on January 15, 1996, and ending on the date such Restricted Payment is declared or made, inclusive, would not exceed the sum of

                    (i) $10,000,000; plus

                    (ii) 50% (or minus 100% in case of a deficit)  of  aggregate
               Consolidated Net Income for the period commencing January 15, 1996 and ending on the last day of the fiscal quarter immediately preceding such Restricted Payment; plus

                    (iii) the  aggregate  amount of Net Proceeds of Common Stock for such period; (b) no Default or Event of Default shall have occurred and be continuing; and

                  (c) the Company would be able to incur at least $1 of additional Consolidated Funded Indebtedness under Sections 10.3(d) and 10.8.

         10.11.   Restricted Investments.

                  The Company will not and will not permit any Subsidiary to make or incur any liability to make any Restricted Investment unless immediately after giving effect to such action the aggregate amount of all Restricted Investments of the Company and its Subsidiaries would not exceed 10% of Consolidated Net Worth.

 .        EVENTS OF DEFAULT.

                  An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing:

                    () the Company  defaults in the payment of any  principal or
               Make-Whole Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or as a result of the exercise of a Right to Put or otherwise; or

                    () the Company  defaults  in the payment of any  interest on any Note for more than five Business Days after the same becomes due and payable; or

                    () the Company  defaults in the performance of or compliance with any term contained in Sections 10.2 through 10.4 and Sections 10.6 through 10.11; or

                    () the Company  defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 30 days after the earlier of (i) a Responsible Officer obtaining actual knowledge of such default and (ii) the Company receiving written notice of such default from any holder of a Note (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (d) of Section 11); or

                    () any  representation  or warranty made in writing by or on behalf of the Company or any Guarantor or by any officer of the Company or any Guarantor in this Agreement or in any writing furnished in connection with the transactions contemplated hereby, including, without limitation, the Guaranty, proves to have been false or incorrect in any material respect on the date as of which made; or () (i) the Company or any Subsidiary is in default (as principal or as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Indebtedness that is outstanding in an aggregate principal amount of at least $1,000,000 beyond any period of grace provided with respect thereto, or (ii) the Company or any Subsidiary is in default in the performance of or compliance with any term of any evidence of any Indebtedness in an aggregate outstanding principal amount of at least $1,000,000 or of any mortgage, indenture or other agreement relating thereto or any other condition exists, and as a consequence of such default or condition such Indebtedness has become, or has been declared (or one or more Persons are entitled to declare such Indebtedness to
               be), due and payable before its stated maturity or before its regularly scheduled dates of payment, or (iii) as a consequence of the occurrence or continuation of any event or condition
               (other than the passage of time or the right of the holder of Indebtedness to convert such Indebtedness into equity interests),
               (x) the Company or any Subsidiary has become obligated to purchase or repay Indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $1,000,000, or (y) one or more Persons have the right to require the Company or any Subsidiary so to purchase or repay such Indebtedness; or

                    () the  Company  or any  Subsidiary  (i)  is  generally  not paying, or admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise
               to  the  filing   against  it  of,  a  petition   for  relief  or
               reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

                    ()  a  court  or   governmental   authority   of   competent
               jurisdiction enters an order appointing, without consent by the Company or any of its Subsidiaries, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company or any of its Subsidiaries, or any such petition shall be filed against the Company or any of its Subsidiaries and such petition shall not be dismissed within 60 days; or

                    () a final  judgment or  judgments  for the payment of money aggregating in excess of $5,000,000 are rendered against one or more of the Company and its Subsidiaries and which judgments are not, within 30 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 30 days after the expiration of such stay;

                    () the Guaranty,  the Contribution  Agreement or any Joinder
               Agreement shall cease, for any reason, to be in full force and effect, or the Company or any Guarantor shall so assert; or

                    () if (i) any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified the Company or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $1,000,000, (iv) the Company or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) the Company or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) the Company or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of the Company or any Subsidiary thereunder; and any such event or events described in clauses (i) through (vi) above, either individually or together with any other such event or events, could reasonably be expected to have a Material Adverse Effect.

As used in Section 11(k), the terms "employee benefit plan" and "employee welfare benefit plan" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

 .        REMEDIES ON DEFAULT, ETC.

         ..       Acceleration.

                  (a) If an Event of Default with respect to the Company described in paragraph (g) or (h) of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (g) by virtue of the fact that such clause encompasses clause (i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

                  (b) If any other Event of Default has occurred and is continuing, the Required Holder(s) may at any time at its or their option, by notice or notices to the Company, declare all the Notes then outstanding to be immediately due and payable.

                  (c) If any Event of Default described in paragraph (a) or (b) of Section 11 has occurred and is continuing, any holder or holders of Notes at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to the Company, declare all the Notes held by it or them to be immediately due and payable.

                  Upon any Notes becoming due and payable under this Section 12.1, whether automatically or by declaration, such Notes will forthwith mature and the entire unpaid principal amount of such Notes, plus (x) all accrued and unpaid interest thereon and (y) the Make-Whole Amount determined in respect of such principal amount (to the full extent permitted by applicable law), shall all be immediately due and payable, in each and every case without presentment, demand, protest, notice of intent to accelerate or further notice, all of which are hereby waived. The Company acknowledges, and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

         ..       Other Remedies.

                  If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

         ..       Rescission.

                  At any time after any Notes have been declared due and payable pursuant to clause (b) or (c) of Section 12.1, the holders of not less than 51% in principal amount of the Notes then outstanding, by written notice to the Company, may rescind and annul any such declaration and its consequences if (a) the Company has paid all overdue interest on the Notes, all principal of and Make-Whole Amount, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes, at the Default Rate, (b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 17, and (c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to the Notes. No rescission and annulment under this Section 12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

         ..       No Waivers or Election of Remedies, Expenses, etc.

                  No course of dealing and no delay on the part of any holder of any Note in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Company under Section 15, the Company will pay to the holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.

 .        REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.

         ..       Registration of Notes.

                  The Company shall keep at its principal executive office a register for the registration and registration of transfers of Notes. The name and address of each holder of one or more Notes, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary. The Company shall give to any holder of a Note that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered holders of Notes.

         ..       Transfer and Exchange of Notes.

                  Upon surrender of any Note at the principal executive office of the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), the Company shall execute and deliver, at the Company's expense (except as provided below), one or more new Notes (as requested by the holder thereof) in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall be substantially in the form of Exhibit 1. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than $100,000, provided that if necessary to enable the registration of transfer by a holder of its entire holding of Notes, one Note may be in a denomination of less than $100,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in Section 6.2.

         ..       Replacement of Notes.

                  Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

                    () in the case of loss,  theft or destruction,  of indemnity reasonably satisfactory to it (provided that if the holder of such Note is, or is a nominee for, an original Purchaser or another holder of a Note with a minimum net worth of at least $25,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

                    ()  in  the  case  of   mutilation,   upon   surrender   and
               cancellation thereof,

the Company at its own expense shall execute and deliver, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

 .        PAYMENTS ON NOTES.

         ..       Place of Payment.

                  Subject to Section 14.2, payments of principal, Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in New York, New York at the principal office of The Chase Manhattan Bank N.A. in such jurisdiction. The Company may at any time, by notice to each holder of a Note, change the place of payment of the Notes so long as such place of payment shall be either the principal office of the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

         ..       Home Office Payment.

                  So long as you or your nominee shall be the holder of any Note, and notwithstanding anything contained in Section 14.1 or in such Note to the contrary, the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose below your name in Schedule A, or by such other method or at such other address as you shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, you shall surrender such Note for cancellation, reasonably promptly after any such request, to the Company at its principal executive office or at the place of payment most recently designated by the Company pursuant to Section 14.1. Prior to any sale or other disposition of any Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Company in exchange for a new Note or Notes pursuant to Section 13.2. The Company will afford the benefits of this Section 14.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by you under this Agreement and that has made the same agreement relating to such Note as you have made in this Section 14.2.

 .        EXPENSES, ETC.

         ..       Transaction Expenses.

                  Whether or not the transactions contemplated hereby are consummated, the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel) incurred by you and each Other Purchaser or holder of a Note in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement, the Notes, the Guaranty, the Contribution Agreement or any Joinder Agreement (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend) any rights under this Agreement, the Notes, the Guaranty, the Contribution Agreement or any Joinder Agreement in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement, the Notes, the Guaranty, the Contribution Agreement or any Joinder Agreement, or by reason of being a holder of any Note, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of the Company or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby, by the Notes and by the Guaranty, the Contribution Agreement and the Joinder Agreements. The Company will pay, and will save you and each other holder of a Note harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders (other than those retained by you).

         ..       Survival.

                  The obligations of the Company under this Section 15 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement, the Notes, the Guaranty, the Contribution Agreement or any Joinder Agreement, and the termination thereof.

 .        SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT.

                  All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Notes, the purchase or transfer by you of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any subsequent holder of a Note, regardless of any investigation made at any time by or on behalf of you or any other holder of a Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Company or any Guarantor pursuant to this Agreement or the Guaranty shall be deemed representations and warranties of the Company under this Agreement or of such Guarantor under its Guaranty, as the case may be. Subject to the preceding sentence, this Agreement, the Notes, the Guaranty, the Contribution Agreement and the Joinder Agreements embody the entire agreement and understanding between you and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

 .        AMENDMENT AND WAIVER.

         ..       Requirements.

                  This Agreement, the Notes, the Guaranty, the Contribution Agreement and the Joinder Agreement may be amended, and the observance of any term hereof or of the Notes, the Guaranty, the Contribution Agreement or any Joinder Agreement may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company or the Guarantors, as the case may be, and the Required Holders, except that (a) no amendment or waiver of any of the provisions of Section 1, 2, 3, 4, 5, 6 or 21 hereof, or any defined term (as it is used therein), will be effective as to you unless consented to by you in writing, and (b) no such amendment or waiver may, without the written consent of the holder of each Note at the time outstanding affected thereby, (i) subject to the provisions of Section 12 relating to acceleration or rescission, change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount on, the Notes, (ii) change the percentage of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, (iii) amend any of Sections 8, 11(a), 11(b), 12, 17 or 20, (iv) except as provided in the final sentence of Section 10.6, release any Guarantor from the Guaranty, the Contribution Agreement or any Joinder Agreement or (v) amend the definition of "Designated Event" or any constituent definitions thereof.

         ..       Solicitation of Holders of Notes.

                  () Solicitation. The Company will provide each holder of the Notes (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes, the Guaranty, the Contribution Agreement or any Joinder Agreement. The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 17 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.

                  () Payment. The Company and the Guarantors will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes or any waiver or amendment of any of the terms and provisions hereof or of the Notes, the Guaranty, the Contribution Agreement or any Joinder Agreement unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to each holder of Notes then outstanding even if such holder did not consent to such waiver or amendment.

         ..       Binding Effect, etc.

                  Any  amendment  or waiver  consented  to as  provided  in this
Section 17 applies equally to all holders of Notes and is binding upon them and upon each future holder of any Note and upon the Company and the Guarantors without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between the Company or any Guarantor and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

         ..       Notes held by Company, etc.

                  Solely for the purpose of determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by the Company or any of its Affiliates shall be deemed not to be outstanding.

 .        NOTICES.

                  All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

                    () if to you or your  nominee,  to you or it at the  address specified for such communications in Schedule A, or at such other address as you or it shall have specified to the Company in writing,

                    () if to any other  holder of any  Note,  to such  holder at such address as such other holder shall have specified to the Company in writing, or

                    () if to the Company or any Guarantor, to the Company at its
               address set forth at the beginning hereof to the attention of Chief Financial Officer, or at such other address as the Company shall have specified to the holder of each Note in writing.

Notices under this Section 18 will be deemed given only when actually received.

 .        REPRODUCTION OF DOCUMENTS.

                  This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closing (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced. The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section 19 shall not prohibit the Company or any other holder of Notes from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

 .        CONFIDENTIAL INFORMATION.

                  For the purposes of this Section 20, "Confidential Information" means information delivered to you by or on behalf of the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by you as being confidential information of the Company or such Subsidiary, provided that such term does not include information that (a) was publicly known or otherwise known to you prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by you or any person acting on your behalf, (c) otherwise becomes known to you other than through disclosure by the Company or any Subsidiary or (d) constitutes financial statements delivered to you under Section 7.1 that are otherwise publicly available. You will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by you in good faith to protect confidential information of third parties delivered to you, provided that you may deliver or disclose Confidential Information to (i) your directors, officers, employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by your Notes), (ii) your financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 20, (iii) any other holder of any Note, (iv) any Institutional Investor to which you sell or offer to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20), (v) any Person from which you offer to purchase any security of the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20),

(vi) any federal or state  regulatory  authority having  jurisdiction  over you,
(vii) the National Association of Insurance Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about your investment portfolio or (viii) any other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law, rule, regulation or order applicable to you, (x) in response to any subpoena or other legal process, (y) in connection with any litigation to which you are a party or (z) if an Event of Default has occurred and is continuing, to the extent you may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under your Notes and this Agreement. Each holder of a Note, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this Section 20 as though it were a party to this Agreement. On reasonable request by the Company in connection with the delivery to any holder of a Note of information required to be delivered to such holder under this Agreement or requested by such holder (other than a holder that is a party to this Agreement or its nominee), such holder will enter into an agreement with the Company embodying the provisions of this Section 20.

 .        SUBSTITUTION OF PURCHASER.

                  You shall have the right to substitute any one of your Affiliates as the purchaser of the Notes that you have agreed to purchase hereunder, by written notice to the Company, which notice shall be signed by both you and such Affiliate, shall contain such Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall be deemed to refer to such Affiliate in lieu of you. In the event that such Affiliate is so substituted as a purchaser hereunder and such Affiliate thereafter transfers to you all of the Notes then held by such Affiliate, upon receipt by the Company of notice of such transfer, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall no longer be deemed to refer to such Affiliate, but shall refer to you, and you shall have all the rights of an original holder of the Notes under this Agreement.

 .        MISCELLANEOUS.

         ..       Successors and Assigns.

                  All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

         ..       Payments Due on Non-Business Days.

                  Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-Whole Amount or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

         ..       Severability.

                  Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

         ..       Construction.

                  Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

         ..       Counterparts.

                  This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

         ..       Governing Law.

                  This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York.

                                                     * * * * *

                  If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterpart of this Agreement and return it to the Company, whereupon the foregoing shall become a binding agreement between you and the Company.

                                                   Very truly yours,

                                                   WHOLE FOODS MARKET, INC.

                                              By:         /s/ Glenda Flanagan
                                            Name:             Glenda Flanagan
                                           Title:              Vice President

The foregoing is hereby
agreed to as of the
date thereof.


AMERICAN GENERAL LIFE INSURANCE COMPANY

INDEPENDENT LIFE AND ACCIDENT INSURANCE COMPANY

By:         /s/ Michael L. McEachern
Name:       Michael L. McEachern
Title:      Investment Officer


METROPOLITAN LIFE INSURANCE COMPANY

By:         /s/ Robert B. Bodett
Name:       Robert B. Bodett
Title:      Assistant Vice President


GWL PROPERTIES, INC.

By:         /s/ J.E. Cahan
Name:       J.E. Cahan
Title:      Secretary

By:         /s/ James F. Lavan
Name:       James F. Lavan
Title:      Vice President, Finance

                                   SCHEDULE A


                       INFORMATION RELATING TO PURCHASERS


         Principal Amount of
Name of Purchaser Notes to be Purchased


AMERICAN GENERAL LIFE INSURANCE COMPANY              $14,000,000

  (1) All payments by wire transfer of immediately available funds, with sufficient information (including PPN #, interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds, to:

         ABA#011000028
         State Street Bank and Trust Company
         Boston, MA 02101
         Re: American General Life Insurance
                Company
         AC-0125-880-5
         OBI=PPN # and description of payment
         Fund Number PA 40

  (2)    Payment notices to:

         American General Life Insurance Company     and PA
                  40
         % State Street Bank and Trust Company
         Insurance Services Custody (AH2)
         1776 Heritage Dr.
         North Quincy, MA 02171
         Facsimile Number: (617) 985-4923

  (3)    Duplicate    payment   notices   and   all   other
         correspondences to:

         American General Life Insurance Company
         c/o American General Corporation
         Attn:  Investment Research Department,
         A37-01
         P.O. Box 3247
         Houston, Texas 77253-3247

         Overnight Mail Address:
         2929 Allen Parkway
         Houston, TX 77019-2155

         Facsimile Number: (713) 831-1366

         Tax I.D. Number: 25-0598210

         Principal Amount of
Name of Purchaser Notes to be Purchased


INDEPENDENT LIFE AND ACCIDENT                                        $3,000,000
INSURANCE COMPANY

  (1) All payments to be wire transfer of immediately available funds, with sufficient information (including PPN #, interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds, to:

         ABA#011000028
         State Street Bank and Trust Company
         Boston, MA 02101
         Re: Independent Life and Accident Insurance
                Company
         AC-34817924
         OBI=PPN # and description of payment
         Fund Number PA 88

  (2)    Payment notices to:

         Independent Life and Accident Insurance Company
         % State Street Bank and Trust
         Company
         Insurance Services Custody (AH2)
         1776 Heritage Dr.
         North Quincy, MA 02171
         Facsimile Number: (617) 985-4923

  (3)    Duplicate payment notices and all other correspondences to:

         Independent Life and Accident Insurance Company
         c/o American General Corporation
         Attn:  Investment Research Department,
         A37-01
         P.O. Box 3247
         Houston, Texas 77253-3247

         Overnight Mail Address:
         2929 Allen Parkway
         Houston, TX 77019-2155

         Facsimile Number: (713) 831-1366

         Tax I.D. Number: 59-0302660

Principal Amount of
Name of Purchaser Notes to be Purchased


METROPOLITAN LIFE INSURANCE COMPANY                           $14,000,000

  (1)    All   payments  by  wire   transfer  of   immediately
         available funds to:

         The Chase Manhattan Bank, N.A.
         33 East 23rd Street
         New York, New York 10010
         ABA No. 021000021
         Account No. 002-2-410591

         with sufficient information to identify the source and application of such funds (including the PPN of the Notes)

(2) All notices of payments and written confirmation of such wire transfer:

         Metropolitan Life Insurance Company
         One Madison Avenue
         New York, NY  10010
         Attention:  Treasurer

         with a copy to:

         Metropolitan Life Insurance Company
         One Lincoln Center, Suite 800
         Oakbrook Terrace, IL 60181
         Attention: Vice President
         Tel: 708/916-2565

(3)      All other communications:

         Metropolitan Life Insurance Company
         One Lincoln Center, Suite 800
         Oakbrook Terrace, IL  60181
         Attention: Vice President
         Tel: 708/916-2565

         Tax I.D. No. 13-5581829

Principal Amount of
Name of Purchaser Notes to be Purchased                              $9,000,000

GWL PROPERTIES, INC.

GWL Properties Inc.
8515 East Orchard Road
3rd Floor, Tower 2
Englewood, Colorado 80111

Tax I.D. #84-1096239

Payments of Principal and Interest

Wire Instructions:

ABA # 091-000-019 NW MPLS/TRUST CLEARING
ACCT # 08-40-245 ATTN: Acct # 12368900
Special Instructions:  1) security description (PPN#),
                    2) allocation of payment between principal and interest, and
                       3) confirmation of principal balance.

Notice of Such Payments

Norwest Bank Minnesota, N.A.
733 Marquette Ave., Investors Bldg., 5th Floor
Minneapolis, Minnesota 55479-0047
Attn:  Income Collections

Notice for Other Communications/Financial Statements, Trustee Reports, etc. Great-West Life & Annuity Insurance Company
8515 East Orchard Road
3rd Floor, Tower 2
Englewood, Colorado 80111
Attention:  U.S. Private Placements

Telecopier:  (303) 689-6193

                                  DEFINED TERMS

                  As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

                  "Affiliate" means, at any time, and with respect to any Person, (a) any other Person that at such time directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, such first Person, (b) any other Person that at such time directly or indirectly through one or more intermediaries is the beneficial owner of 10% or more of any class of Voting Stock of such first Person and (c) any other Person of which 10% or more of any class of Voting Stock is owned beneficially at such time, directly or indirectly through one or more intermediaries, by such first Person. As used in this definition, "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of the Company.

                  "Asset Sale" means any conveyance, transfer, lease or other disposition (including, without limitation, by means of a Sale-Leaseback Transaction or by way of merger or consolidation) (collectively, for purposes of this definition, a "transfer"), directly or indirectly, in one or a series of related transactions, of (a) any Capital Stock of any Subsidiary (including, without limitation, the issuance thereof by such Subsidiary to any Person other than the Company or a Wholly-Owned Subsidiary); (b) all or substantially all of the properties of any division or line of business of the Company or any Subsidiary; or (c) any other properties (other than (i) transfers of cash or cash equivalents, (ii) any sale of inventory in the ordinary course of business,
(iii) any transfer of properties that is made in compliance with the provisions of Section 10.2 hereof, (iv) any transfer of properties of any Subsidiary to the Company or a Wholly-Owned Subsidiary, or (v) sales of damaged, worn-out or obsolete equipment that, in the Company's reasonable judgment, are either no longer used or no longer useful in the business of the Company or its Subsidiaries).

                  "Business Day" means (a) for the purposes of Section 8.8 only, any day other than a Saturday, a Sunday or a day on which commercial banks in New York City are required or authorized to be closed, and (b) for the purposes of any other provision of this Agreement, any day other than a Saturday, a Sunday or a day on which commercial banks in New York City or Austin, Texas are required or authorized to be closed.

                  "Capital Lease" means, at any time, a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with GAAP.

                  "Capital Stock" of any Person means any and all shares, interests, participations or other equivalents in the equity interest (however designated) in such Person and any rights (other than debt securities convertible into an equity interest), warrants or options to acquire an equity interest in such Person.

                  "Capitalized Lease Obligation" means the amount of the obligation of the Company or any Subsidiary as the lessee under any Capital Lease which would, in accordance with GAAP, appear as a liability on the consolidated balance sheet of the Company.

                  "Closing" is defined in Section 3.

                  "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

                  "Company" means Whole Foods Market, Inc., a Texas corporation, until a Person becomes a successor in a transaction permitted by Section 10.2, and thereafter shall mean any such successor Person.

                  "Confidential Information"  is defined in Section 20.

                  "Consolidated Current Indebtedness" means Current Indebtedness of the Company and its Subsidiaries, all as determined on a consolidated basis in accordance with GAAP.

                  "Consolidated EBIRT" means, for any fiscal period, (i) the sum of (a) Consolidated Net Income for such period, plus (b) to the extent deducted in determining Consolidated Net Income, Fixed Charges and Taxes for such period.

                  "Consolidated Funded Indebtedness" means all Funded Indebtedness of the Company and its Subsidiaries plus the Included Amount (if any), all as determined on a consolidated basis in accordance with GAAP except insofar as the concept and calculation of the Included Amount deviate from GAAP.

                  "Consolidated Net Income" means, for any period, the net income of the Company and its Subsidiaries, as determined in accordance with GAAP and as set forth in the Company's consolidated statement of income for such period, provided that there shall be excluded (i) nonrecurring gains and losses (net of any tax effect), (ii) any net loss, or any undistributed net income, of any Subsidiary that is not consolidated with the Company in accordance with GAAP for financial accounting purposes,, (iii) the net income or loss of any Person accrued prior to the date it becomes a Subsidiary or is merged into or consolidated with the Company or a Subsidiary, and the net income (or loss) of any Person, substantially all of the assets of which have been acquired in any manner, realized by such other Person prior to the date of such acquisition,
(iv) the gain or loss (net of any tax effect) resulting from the sale of any capital asset, and (v) the non-cash gain or loss (net of any tax effect) during such period from (i) any one-time change in accounting principles in accordance with GAAP and (ii) any prior period adjustments resulting from any one-time change in accounting principles in accordance with GAAP.

               "Consolidated Net Worth" means, at any time, shareholder's equity of the Company as set forth in its consolidated balance sheet, determined in accordance with GAAP.

               "Consolidated   Total   Capitalization"   means,   at  any  time,
          Consolidated Net Worth plus Consolidated Funded Indebtedness.

               "Contribution Agreement" means that certain Contribution Agreement in substantially the form of Exhibit 2A hereto, as the same may be amended, supplemented or joined in pursuant to a Joinder Agreement, from time to time.

               "Credit Facility" means that certain Credit Agreement among the Company, the financial institutions signatory thereto and Texas
          Commerce Bank National Association, as Agent for such financial institutions dated as of December 27, 1994, as amended, and any other revolving credit or similar credit facility providing the Company with the right to obtain loans or other extensions of credit from time to time.

               "Current Indebtedness" of any Person means any Indebtedness other than Funded Indebtedness of such Person.

                  "Debt Prepayment Application" means, with respect to any Asset Sale, the application by the Company or its Subsidiaries of cash in an amount equal to all or a portion of the Net Proceeds Amount with respect to such Asset Sale to prepay Consolidated Funded Indebtedness selected by the Company (other than (a) Subordinated Debt and (b) Consolidated Funded Indebtedness under any Credit Facility except to the extent that in connection with such payment of Indebtedness the availability of credit under such Credit Facility is permanently reduced by an amount not less than the amount of the Net Proceeds Amount so applied); provided that in the course of making such application the Company shall offer to prepay each outstanding Note in accordance with Section
8.3 in the principal amount which equals the Ratable Portion for such Note. If the holders of the Notes fail to accept the offer of prepayment as aforesaid in respect of all or any portion of the aggregate Ratable Portions of the Notes, the Company shall not be deemed to have paid Consolidated Funded Indebtedness in the aggregate amount which has not been accepted for prepayment and the Company shall not be relieved of its obligations under Section 10.6 to apply, within the six-month period therein specified, such aggregate amount (a) to another Debt Prepayment Application (which shall be determined only for such purpose without giving effect to the proviso in the preceding sentence, and which may include, without limitation, a prepayment pursuant to Section 8.2 if the Company so elects or if it fails or is unable to make another Debt Prepayment Application or a Property Reinvestment Application), in which event the Company may (but shall not be obligated to) again offer to prepay, ratably as aforesaid, each outstanding Note in accordance with Section 8.3, or (b) to a Property Reinvestment Application. "Ratable Portion" for any Note at any time means an amount equal to the lesser of (1) the outstanding principal amount of such Note at such time, and (2) the product of (x) the Net Proceeds Amount being applied pursuant to the first sentence of this definition to the prepayment of Consolidated Funded Indebtedness multiplied by (y) a fraction the numerator of which is the outstanding principal amount of such Note and the denominator of which is the aggregate principal amount of Consolidated Funded Indebtedness (including, without limitation, the Notes) at such time, which product, following the expiration of the period contemplated by the first sentence of
Section 8.3(b), shall for all purposes be divided by the quotient of (xx) the aggregate principal amount of the Notes in respect of which the holders thereof have accepted (either during such period or during the period contemplated by the second sentence of Section 8.3(b)) the offer of the Company to prepay in accordance with Section 8.3 divided by (yy) the aggregate principal amount of all Notes at the time outstanding.

               "Default" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

               "Default Rate" means that rate of interest that is the greater (determined on a daily basis) of (i) 2% per annum above the rate of interest stated in clause (a) of the first paragraph of the Notes or
          (ii) 2% over the rate of interest publicly announced by Texas Commerce Bank National Association in Houston, Texas as its "base" or "prime" rate.

               "Designated Event" means the occurrence of any one or more of the following after the Closing:

                  (i) the direct or indirect acquisition by any person (as such term is used in Section 13(d) and Section 14(d)(2) of the Exchange
         Act), or related persons constituting a group (as such term is used in Rule 13d-5 under the Exchange Act), of (a) beneficial ownership of issued and outstanding shares of Voting Stock of the Company the result of which acquisition is that such person or such group possesses in excess of 50% of the combined voting power of all then issued and outstanding Voting Stock of the Company or (b) within any period of 365 consecutive days, all or substantially all of the assets of the Company; or

                  (ii) following the election or removal of directors, a majority of the Company's Board of Directors consists of individuals who were not members of the Company's Board of Directors two years before such election or removal, unless the election of each director who was not a director at the beginning of such two-year period has been approved in advance by directors representing at least a majority of the directors then in office who were directors at the beginning of the two-year period.
             "Distribution" means, in respect of the Company or any Subsidiary:

                    (a) dividends or other  distributions or payments in respect of its Capital Stock (except (i) in the case of the Company, dividends or other distributions of its common stock or warrants, rights or other options to purchase its common stock, and (ii) in the case of a Subsidiary, dividends or other distributions or payments in respect of its Capital Stock to the Company or a Wholly-Owned Subsidiary); and

                    (b) the redemption or acquisition of its Capital Stock or of warrants, rights or other options to purchase its Capital Stock (except (i) in the case of the Company, when solely in exchange for shares of its common stock or warrants, rights or other options to purchase its common stock, and (ii) in the case of a Subsidiary, redemptions or acquisitions from the Company or a Wholly-Owned Subsidiary).

                  "Environmental Laws" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including but not limited to those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

                  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

                  "ERISA Affiliate" means any trade or business (whether or not incorporated) that is treated as a single employer together with the Company under section 414 of the Code.

                    "Event of Default" is defined in Section 11.

                    "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                  "Fair Market Value" means, at any time with respect to any property of any kind or character, the sale value of such property that would be realized in an arm's-length sale at such time between an informed and willing buyer and an informed and willing seller, under no compulsion to buy or sell, respectively.

                  "Fixed Charges" means, with respect to any period,  the sum of
(a) Interest Charges for such period and (b) Lease Rentals for such period.

                  "Fixed Charges Coverage Ratio" means, at any time, the ratio of (a) Consolidated EBIRT for the period of four consecutive fiscal quarters ending on, or most recently ended prior to, such time to (b) Fixed Charges for such period.

                  "Funded Indebtedness" of any Person means any Indebtedness which by its terms or by the terms of any instrument or agreement relating thereto matures, or which is otherwise payable or unpaid, more than one year from, or is directly or indirectly renewable or extendible at the option of the debtor to a date more than one year (including an option of the debtor under a revolving credit or similar agreement obligating the lender or lenders to extend credit over a period of more than one year) from, the date of the creation thereof, including all payments in respect thereof that are due within one year from the date of determination thereof.

                  "GAAP" means generally accepted accounting principles as in effect from time to time in the United States of America.

                  "Governmental Authority"  means

                  (a)      the government of

                    (i) the United States of America or any State or other political subdivi sion thereof, or

                    (ii) any jurisdiction in which the Company or any Subsidiary conducts all or any part of its business, or which asserts jurisdiction over any properties of the Company or any Subsidiary, or

                    (b) any entity exercising executive, legislative,  judicial, regulatory or adminis trative functions of, or pertaining to, any such government.

                  "Gross Proceeds Amount" means, with respect to any Asset Sale by any Person, the aggregate amount of the consideration (valued at the Fair Market Value of such consideration at the time of the consummation of such Asset
Sale) payable to such Person in respect of such Asset Sale.

     "Guarantee" shall mean, with respect of any Person, any obligation of such Person guaranteeing or intended to guarantee any Indebtedness or other obligation (the "primary obligation") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of such Person, whether or not contingent, (a) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (b) to advance or supply funds (i) for the purchase or payment of any such primary obligation or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (c) to purchase property, Securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (d) otherwise primarily to assure or hold harmless the owner of any such primary obligation against loss in respect thereof; provided, that notwithstanding the foregoing, the term Guarantee shall not include endorsements of instruments for deposit or collection in the ordinary course of business. The amount of any Guarantee of any Person shall be the amount of the primary obligation or such lesser amount to which the maximum exposure of such Person shall have been specifically limited.

     "Guarantor" means each of Whole Foods Market Services, Inc., a Delaware corporation, Whole Foods Market Southwest I, Inc., a Delaware corporation, Whole Foods Market Southwest Investments, Inc., a Delaware corporation, Whole Foods Market California, Inc., a California corporation, Whole Foods Market Midwest, Inc., a Delaware corporation, Wellspring Grocery, Inc., a North Carolina corporation, Bread & Circus, Inc., a Massachusetts corporation, Mrs. Gooch's Natural Food Markets, Inc., a California corporation, Whole Foods Market Southwest, L.P., a Texas limited partnership, Whole Food Company, Inc., a Louisiana corporation, The Sourdough: A European Bakery, Inc., a Texas corporation, Whole Foods Market Beverage Corp., a Texas corporation, and each other Subsidiary of the Company created or acquired by the Company after the Closing.

                  "Guaranty" means each guaranty of a Guarantor in substantially the form of Exhibit 2 hereto, as the same may be amended, supplemented or joined in pursuant to a Joinder Agreement, from time to time.

                  "Hazardous Material" means any and all pollutants, toxic or hazardous wastes or any other substances that might pose a hazard to health or safety, the removal of which may be required or the generation, manufacture, refining, production, processing, treatment, storage, handling, transportation, transfer, use, disposal, release, discharge, spillage, seepage, or filtration of which is or shall be restricted, prohibited or penalized by any applicable law (including, without limitation, asbestos, urea formaldehyde foam insulation and polycholorinated biphenyls).

                  "holder" means, with respect to any Note, the Person in whose name such Note is registered in the register maintained by the Company pursuant to Section 13.1.

                  "Included Amount" means, at any time, (i) the maximum amount of Consolidated Current Indebtedness outstanding on any day during the Low Period in the Look-Back Period most recently ended prior to such time or (ii) such greater amount of Consolidated Current Indebtedness relating to the Low Period during any previous Look-Back Period if Consolidated Current Indebtedness has not been reduced to zero for a period of at least 45 consecutive days since the amount described in this clause (ii) was included in Consolidated Funded Indebtedness as the Included Amount.

                  "Indebtedness" with respect to any Person means, at any time, without duplication, (a) indebtedness for borrowed money or for the deferred purchase price of property or services purchased, (b) all indebtedness of others for borrowed money or for the deferred purchase price of property or services secured by a Lien on any property owned by such Person, whether or not such indebtedness has been assumed by such Person, (c) Capitalized Lease Obligations,
(d) all obligations payable out of the proceeds of production from property of such Person, whether or not the obligation secured thereby shall have been assumed by such Person, and (e) Guarantees of such Person.

Indebtedness of any Person shall include all obligations of such Person of the character described in clauses (a) through (e) to the extent such Person (or, in the case of obligations described in clauses (b) and (e), another Person) remains legally liable in respect thereof notwithstanding that any such obligation is deemed to be extinguished under GAAP.

                  "Institutional Investor" means (a) any original purchaser of a Note, (b) any holder of a Note holding more than 5% of the aggregate principal amount of the Notes then outstanding, and (c) any bank, trust company, savings and loan association or other financial institution, any pension plan, any investment company, any insurance company, any broker or dealer, or any other similar financial institution or entity, regardless of legal form.

                  "Interest Charges" means, with respect to any period, the sum (without duplication) of the following (in each case, eliminating all offsetting debits and credits between the Company and its Subsidiaries and all other items required to be eliminated in the course of the preparation of consolidated financial statements of the Company and its Subsidiaries in accordance with
GAAP); (a) all interest in respect of Indebtedness of the Company and its Subsidiaries (including imputed interest on Capital Lease Obligations) deducted in determining Consolidated Net Income for such period, and (b) all debt discount and expense amortized or required to be amortized in the determination of Consolidated Net Income for such period.

                  "Investment" means any investment, made in cash or by delivery of property, by the Company or any of its Subsidiaries in any Person, whether by acquisition of stock, indebtedness or other obligation or Security, or by loan, guaranty, advance, capital contribution or otherwise.

                  "Joinder Agreement" means a Joinder Agreement in substantially the form of Exhibit 9.8 hereto, as the same may be amended or supplemented from time to time, pursuant to which a Subsidiary created or acquired by the Company after the Closing joins in the execution and delivery of the Guaranty and the Contribution Agreement.

                  "Lease Rentals" means, with respect to any period, the sum of the minimum amount of rental and other obligations required to be paid during such period by the Company or any Subsidiary on a consolidated basis as lessee under all leases of real or personal property (other than Capital Leases), excluding any amounts required to be paid by the lessee (whether or not therein designated as rental or additional rental) which are on account of maintenance and repairs, insurance, taxes, assessments, water rates and similar charges, and including any amounts required to be paid by the lessee which are based on profits, revenues or sales realized by the lessee from the leased property or otherwise based on the performance of the lessee.

                  "Lien" means, with respect to any Person, any mortgage, lien, pledge, charge, security interest or other encumbrance, or any interest or title of any vendor, lessor, lender or other secured party to or of such Person under any conditional sale or other title retention agreement or Capital Lease, upon or with respect to any property or asset of such Person (including in the case of stock, stockholder agreements, voting trust agreements and all similar arrangements).

               "Look-Back   Period"  means,  at  any  time,  the  period  of  12
          consecutive fiscal months most recently ended.

               "Low Period" means, as to any Look-Back Period, the period of 45 consecutive days during such Look-Back Period during which Consolidated Current Indebtedness was at its lowest level on a daily average basis.

               "Make-Whole Amount" is defined in Section 8.8.

               "Material"   means   material  in   relation  to  the   business,
          operations, affairs, financial condition, assets, properties, or prospects of the Company and its Subsidiaries taken as a whole.

               "Material Adverse Effect" means a material adverse effect on (a) the business, operations, affairs, financial condition, assets or properties of the Company and its Subsidiaries taken as a whole, or
          (b) the ability of the Company to perform its obligations under this Agreement, any Other Agreement or any Note, or (c) the validity or enforceability of this Agreement, any Other Agreement, any Note, the Guaranty, the Contribution Agreement or any Joinder Agreement.

               "Memorandum" is defined in Section 5.3.

               "Multiemployer Plan" means any Plan that is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

               "Net Proceeds Amount" means, with respect to any Asset Sale by any Person, an amount equal to the difference of

                    (a) the Gross Proceeds Amount, minus

                    (b) all ordinary and reasonable out-of-pocket expenses actually incurred by such Person in connection with such Asset Sale.

                    "Net Proceeds of Common  Stock"  means,  with respect to any period, cash proceeds (net of all costs and out-of-pocket expenses in connection therewith, including, without limitation, placement, underwriting and brokerage fees and expenses), received by the Company during such period, from the sale of its common stock, including in such net proceeds:

                           (a) the net amount paid upon  issuance  and  exercise
                  during such period of any right to acquire any common stock, or paid during such period to convert a convertible debt Security to common stock (but excluding any amount paid to the Company upon issuance of such convertible debt Security); and

                           (b) any amount paid to the Company  upon  issuance of
                  any convertible debt Security issued after January 14, 1996 and thereafter converted to common stock during such period.

                  "Notes" is defined in Section 1.

                  "Officer's Certificate" means a certificate of a Senior Financial Officer or of any other officer of the Company or Subsidiary, as the case may be, whose responsibilities extend to the subject matter of such certificate.

                  "Other Agreements" is defined in Section 2.

                  "Other Purchasers" is defined in Section 2.

                  "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

                  "Person"  means  an  individual,   partnership,   corporation,
limited liability company, association, trust, joint venture, unincorporated organization, or a government or agency or political subdivision thereof.

                  "Plan" means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

                  "property"   or   "properties"    means,    unless   otherwise
specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

                  "Property Reinvestment Application" means, with respect to any Asset Sale, the application of all or a portion of the Net Proceeds Amount with respect to such Asset Sale to the acquisition by the Company or any Subsidiary of operating assets of the Company or any Subsidiary to be used in the business of such Person.

                  "Proposed Prepayment Date" is defined in Section 8.3(a).

                    "QPAM   Exemption"  means   Prohibited   Transaction   Class
               Exemption 84-14 issued by the United States Department of Labor.

                  "Required Holders" means, at any time, the holders of at least 51% in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by the Company or any of its Affiliates).

                  "Responsible Officer" means any Senior Financial Officer and any other officer of the Company with responsibility for the administration of the relevant portion of this agreement.

                    "Restricted  Investments"  means all Investments  except the following:

                    (a)  Investments in one or more  Subsidiaries  or any Person
                         that  concurrently  with  such  Investment   becomes  a
                         Subsidiary;

                    (b) Investments existing on the date of the Closing and disclosed in Schedule 10.11;

                    (c) Investments by Subsidiaries in the form of guaranties of the Notes and obligations of the Company under Credit Facilities;

                    (d) Investments in United States Governmental Securities, provided that such obligations mature within 365 days from the date of acquisition thereof;

                    (e) Investments in certificates of deposit or banker's acceptances issued by an Acceptable Bank, provided that such obligations mature within 365 days from the date of acquisition thereof;

                    (f) Investments in commercial paper given the highest rating by S&P or Moody's and maturing not more than 270 days from the date of creation thereof;

                    (g)  Investments in Repurchase Agreements; and

                    (h) Investments in tax-exempt obligations of any state of the United States of America, or any municipality of any such state, in each case rated "AA" or better by S&P, "Aa2" or better by Moody's or an equivalent rating by any other credit rating agency of recognized national standing, provided that such obligations mature within 365 days from the date of acquisition thereof.

As used in this definition of "Restricted Investments":

                           "Acceptable Bank" means any bank or trust company (i)
                  which is organized under the laws of the United States of America or any State thereof, (ii) which has capital, surplus and undivided profits aggregating at least $500,000,000, and
                  (iii) whose long-term unsecured debt obligations (or the long-term unsecured debt obligations of the bank holding company owning all of the capital stock of such bank or trust company) shall have been given a rating of "A" or better by S&P or "A2" or better by Moody's.

                           "Acceptable  Broker-Dealer"  means any  Person  other
                  than a natural person (i) which is registered as a broker or dealer pursuant to the Exchange Act and (ii) whose long-term unsecured debt obligations shall have been given a rating of "A" or better by S&P or "A2" or better by Moody's.

                           "Moody's" means Moody's Investors Services, Inc.

                           "Repurchase Agreement" means any written agreement

                                    (a) that  provides  for (i) the  transfer of
                           one or more United States Governmental Securities in an aggregate principal amount at least equal to the amount of the Transfer Price (defined below) to the Company or any of its Subsidiaries from an Acceptable Bank or an Acceptable Broker-Dealer against a transfer of funds (the "Transfer Price") by the Company or such Subsidiary to such Acceptable Bank or Acceptable Broker-Dealer, and (ii) a simultaneous agreement by the Company or such Subsidiary, in connection with such transfer of funds, to transfer to such Acceptable Bank or Acceptable Broker-Dealer the same or substantially similar United States Governmental Securities for a price not less than the Transfer Price plus a reasonable return thereon at a date certain not later than 31 days after such transfer of funds;

                                    (b) in respect of which the  Company or such
                           Subsidiary shall have the right, whether by contract or pursuant to applicable law, to liquidate such agreement upon the occurrence of any default thereunder; and

                                    (c) in connection  with which the Company or
                           such Subsidiary, or an agent thereof, shall have taken all action required by applicable law or regulations to perfect a first priority Lien in such United States Governmental Securities.

                    Ratable  Portion" is defined  within the  definition of Debt
               Prepayment Application.

                           "S&P"  means  Standard  &  Poor's  Ratings  Group,  a
division of McGraw Hill, Inc.

                           "United  States  Governmental   Security"  means  any
                  direct obligation of, or obligation guaranteed by, the United States of America, or any agency controlled or supervised by or acting as an instrumentality of the United States of America pursuant to authority granted by the Congress of the United States of America, so long as such obligation or guarantee shall have the benefit of the full faith and credit of the United States of America which shall have been pledged pursuant to authority granted by the Congress of the United States of America.

                           "Restricted Payment" means

                           (a) any Distribution in respect of the Company or any
                  Subsidiary, including, without limitation, any Distribution resulting in the acquisition by the Company of Securities which would constitute treasury stock, and

                           (b) any payment, repayment,  redemption,  retirement,
                  repurchase or other acquisition, direct or indirect, by the Company or any Subsidiary of, on account of, or in respect of, the principal of any Subordinated Debt (or any installment thereof) prior to the regularly scheduled maturity date thereof (as in effect on the date such Subordinated Debt was originally incurred).

                  For purposes of this Agreement, the amount of any Restricted Payment made in property shall be the greater of (x) the Fair Market Value of such property (as determined in good faith by the board of directors (or equivalent governing body) of the Person making such Restricted Payment) and (y) the net book value thereof on the books of such Person, in each case determined as of the date on which such Restricted Payment is made.

                  "Right to Put" has the meaning set forth in Section 8.6(a).

                  "Sale-Leaseback Transaction" means, with respect to any Person, any direct or indirect arrangement pursuant to which properties are sold or transferred by such Person or a Subsidiary of such Person and are thereafter leased back from the purchaser or transferee thereof by such Person or one of its Subsidiaries.

                    "Security"  has the meaning set forth in section 2(1) of the
               Securities Act.

                  "Securities Act" means the Securities Act of 1933, as amended from time to time.

                  "Senior Financial Officer" means, as to any Person, the chief financial officer, principal accounting officer, treasurer or comptroller of such Person.

                  "Subordinated Debt" means any Indebtedness that is in any manner subordinated in right of payment or security in any respect to Indebtedness evidenced by the Notes.

                  "Subsidiary" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns a majority of the Voting Stock. Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of the Company.

                  "Taxes" means,  for any period,  the sum of all provisions for
U.S. Federal, state and foreign income taxes of the Company and its Subsidiaries, all as determined on a consolidated basis in accordance with GAAP.

                  "Voting Stock" means, with respect to any Person, any shares of Capital Stock of such Person the holders of which are entitled under ordinary circumstances to vote for the election of directors or similar governing body of such Person (irrespective of whether at the time Capital Stock of any other class or classes shall have or might have voting power by reason of the happening of any contingency).

                  "Wholly-Owned Subsidiary" means, at any time, any Subsidiary one hundred percent (100%) of all of the Capital Stock (except directors' qualifying shares) of which is owned by any one or more of the Company and the Company's other Wholly-Owned Subsidiaries at such time.

                                   SCHEDULE A


                                 [FORM OF NOTE]


                            WHOLE FOODS MARKET, INC.

                       7.29% SENIOR NOTE DUE May 16, 2006

No. [_____]       [Date]
$[_______]        PPN 966837 A* 7

                  FOR VALUE RECEIVED, the undersigned, WHOLE FOODS MARKET, INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Texas, hereby promises to pay to [ ], or registered assigns, the principal sum of [ ] DOLLARS on May 16, 2006, with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 7.29% per annum from the date hereof, payable quarterly in arrears, on the sixteenth day of February, May, August and November in each year, commencing with the sixteenth day of February, May, August or November next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreements referred to below), payable quarterly in arrears as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 9.29% or (ii) 2.00% over the rate of interest publicly announced by The Chase Manhattan Bank, N.A. from time to time in New York, New York as its "base" or "prime" rate.

                  Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at the principal office of The Chase Manhattan Bank, N.A. in New York, New York or at such other place as the Company shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreements referred to below.

                  This Note is one of a series of Senior Notes (herein called the "Notes") issued pursuant to separate Note Purchase Agreements, dated May 16, 1996 (as from time to time amended, the "Note Purchase Agreements"; the capitalized terms used but not defined herein being used with the respective meanings specified in the Note Purchase Agreements), between the Company and the respective Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 20 of the Note Purchase Agreements and (ii) to have made the representation set forth in
Section 6.2 of the Note Purchase Agreements.


                  This Note and the holder hereof are entitled, equally and ratably with the holders of all other Notes guaranteed by each Guarantor pursuant to a certain Master Guaranty of even date with the Note Purchase Agreements executed by the Subsidiaries of the Company, to all benefits provided thereby or referred to therein, and reference is made to such Master Guaranty for a statement of such benefits.

                  This Note is a registered Note and, as provided in the Note Purchase Agreements, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this
Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

                  The Company will make required prepayments of principal on the dates and in the amounts specified in the Note Purchase Agreements. This Note is also subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreements and to a Right to Put on the terms specified in the Note Purchase Agreements.

                  If an Event of Default, as defined in the Note Purchase Agreements, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreements.

                  The Company and any and all endorsers, guarantors and sureties severally waive grace, demand, presentment for payment, notice of dishonor or default, notice of intent to accelerate, notice of acceleration (to the extent set forth in the Note Purchase Agreements), protest and diligence in collecting.


                  Should any indebtedness represented by this Note be collected at law or in equity, or in bankruptcy or other proceedings, or should this Note be placed in the hands of attorneys for collection, the Company agrees to pay, in addition to the principal, Make-Whole Amount, if any, and interest due and payable hereon, all costs of collecting or attempting to collect this Note, including reasonable attorneys' fees and expenses (including those incurred in connection with any appeal).

                  This Note shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York.

                                                        WHOLE FOODS MARKET, INC.

                                                             By
                                                                 [Title]

                                   SCHEDULE A




                           FORM OF OPINION OF COUNSEL
                                 FOR THE COMPANY


                            Matters To Be Covered In
                       Opinion of Counsel For The Company


     1. Each of the Company and the Guarantors being duly incorporated, validly existing and in good standing, the Company having requisite corporate power and authority to issue and sell the Notes and to execute, deliver and perform its obligations under this Agreement and the Other Agreements, and the Guarantors having requisite corporate or partnership power and authority to execute, deliver and perform their obligations under the Guaranty and the Contribution Agreement.

     2. Each of the Company and the Guarantors being duly qualified and in good standing as a foreign corporation in appropriate jurisdictions.

     3. Due authorization and execution of this Agreement, the Other Agreements, the Notes, the Guaranty and the Contribution Agreement and such documents being legal, valid, binding and enforceable.

     4. No conflicts with charter documents, laws or other agreements.

     5. All consents required to issue and sell the Notes and to execute, deliver and perform the this Agreement, the Other Agreements, the Guaranty and the Contribution Agreement having been obtained.

     6. No litigation questioning validity of this Agreement, the Other Agreements, the Notes, the Guaranty or the Contribution Agreement or in which, in the event of an adverse outcome, there is a reasonable likelihood of a Material Adverse Effect.


     7. The Notes not requiring registration under the Securities Act of 1933, as amended; no need to qualify an indenture under the Trust Indenture Act of 1939, as amended.

     8. No violation of Regulations G, T or X of the Federal Reserve Board.

     9. Company not an "investment company", or a company "controlled" by an "investment company", under the Investment Company Act of 1940, as amended.

     10. Texas state courts and federal courts applying Texas conflict of laws principles giving effect to the choice of law provisions contained in this Agreement, the Other Agreements, the Notes, the Guaranty and the Contribution Agreement.

                           EXHIBIT 4.4(b)


                       FORM OF OPINION OF SPECIAL COUNSEL
                                TO THE PURCHASERS



                            Matters To Be Covered In
                  Opinion of Special Counsel To the Purchasers


     1. Each of the Company and the Guarantors being duly incorporated, validly existing and in good standing, the Company having requisite corporate power and authority to issue and sell the Notes and to execute, deliver and perform its obligations under this Agreement and the Other Agreements, and the Guarantors having requisite corporate or partnership power and authority to execute, deliver and perform their obligations under the Guaranty and the Contribution Agreement.

     2. Due authorization and execution of this Agreement, the Other Agreements, the Notes, the Guaranty and the Contribution Agreement and such documents being legal, valid, binding and enforceable.

     3. No conflicts with charter documents or bylaws.

     4. The Notes not requiring registration under the Securities Act of 1933, as amended; no need to qualify an indenture under the Trust Indenture Act of 1939, as amended.

     5. The opinion of counsel to the Company being satisfactory in form and scope and the purchasers of the Notes being justified in relying thereon.

                                 Exhibit 8.3(b)


                 FORM OF ACCEPTANCE OF RATABLE PREPAYMENT OFFER


Whole Foods Market, Inc.
601 N. Lamar
Suite 300
Austin, Texas 78703

Attention: Chief Financial Officer

Ladies and Gentlemen:

                  Reference is made to the separate Note Purchase Agreements, dated May 16, 1996 (the "Note Agreements", the capitalized terms herein being used herein as therein defined), between Whole Foods Market, Inc. (the "Company") and each of American General Life Insurance Company, Independent Life and Accident Insurance Company, Metropolitan Life Insurance Company and GWL Properties, Inc. which provide, among other things, for the issuance and sale by the Company of its 7.29% Senior Notes due May 16, 2006, in the aggregate principal amount of $40,000,000. In accordance with Section 8.3(b) of the Note Agreements, the undersigned hereby accepts the offer of the Company to prepay at par the Ratable Portion of all Notes held by the undersigned. The undersigned recognizes that its Ratable Portion may increase in amount automatically, pursuant to the definition of Ratable Portion provided in the Note Agreements, if the holder or holders of other Notes do not accept the Company's offer to prepay.

                  Please transfer in immediately available funds, on the Proposed Prepayment Date specified pursuant to Section 8.3(a) of the Note Agreements, the Ratable Portion of the outstanding principal amount of Notes held by the undersigned and accrued and unpaid interest thereon with respect to the foregoing acceptance of the Company's offer to prepay.

                  Date:

                                                  [NAME OF HOLDER OF NOTES]

                                                   By:
                                                 Name:
                                                Title:

                                 EXHIBIT 8.6(b)
                             FORM OF NOTICE OF SALE


Whole Foods Market, Inc.
601 N. Lamar
Suite 300
Austin, Texas 78703

Attention:  Chief Financial Officer

Ladies and Gentlemen:

                  Reference is made to the separate Note Purchase Agreements, dated May 16, 1996 (the "Note Agreements", the capitalized terms herein being used herein as therein defined), between Whole Foods Market, Inc. (the "Company") and each of American General Life Insurance Company, Independent Life and Accident Insurance Company, Metropolitan Life Insurance Company and GWL Properties, Inc. which provide, among other things, for the issuance and sale by the Company of its 7.29% Senior Notes due May 16, 2006, in the aggregate principal amount of $40,000,000. In accordance with Section 8.6 of the Note Agreements, the undersigned hereby irrevocably exercises its Right to Put with respect to all Notes held by it.

                  Please transfer in immediately available funds, on ____________________ [not less than 20 days after delivery of this Notice of Sale], the outstanding principal amount of the Notes held by the undersigned and accrued and unpaid interest thereon with respect to the foregoing exercise of the undersigned's Right to Put.

                  Date:

                                               [NAME OF HOLDER OF NOTES]

                                            By:
                                          Name:
                                         Title:

                                    EXHIBIT 2





                                FORM OF GUARANTY

                                    [TO COME]

                                TABLE OF CONTENTS

Section  Page

1.       AUTHORIZATION OF NOTES                                                       - 1 -

2.       SALE AND PURCHASE OF NOTES                                                   - 1 -

3.       CLOSING                                                                      - 2 -

4.       CONDITIONS TO CLOSING                                                        - 2 -
         4.1.     Representations and Warranties                                      - 2 -
         4.2.     Performance; No Default                                             - 2 -
         4.3.     Compliance Certificates                                             - 3 -
         4.4.     Opinions of Counsel                                                 - 3 -
         4.5.     Purchase Permitted By Applicable Law, etc.                          - 3 -
         4.6.     Sale of Other Notes                                                 - 3 -
         4.7.     Payment of Special Counsel Fees                                     - 4 -
         4.8.     Private Placement Number                                            - 4 -
         4.9.     Changes in Corporate Structure                                      - 4 -
         4.10.    Guaranty and Contribution Agreement                                 - 4 -
         4.11.    Proceedings and Documents                                           - 4 -
         4.12.    Amendment of Credit Facility                                        - 4 -

5.       REPRESENTATIONS AND WARRANTIES OF THE COMPANY                                - 4 -
         5.1.     Organization; Power and Authority                                   - 5 -
         5.2.     Authorization, etc.                                                 - 5 -
         5.3.     Disclosure                                                          - 5 -
         5.4.     Organization and Ownership of Shares of Subsidiaries; Affiliates    - 6 -
         5.5.     Financial Statements                                                - 6 -
         5.6.     Compliance with Laws, Other Instruments, etc.                       - 7 -
         5.7.     Governmental Authorizations, etc.                                   - 7 -
         5.8.     Litigation; Observance of Agreements, Statutes and Orders           - 7 -
         5.9.     Taxes                                                               - 8 -
         5.10.    Title to Property; Leases                                           - 8 -
         5.11.    Licenses, Permits, etc                                              - 8 -
         5.12.    Compliance with ERISA                                               - 9 -
         5.13.    Private Offering by the Company                                    - 10 -
         5.14.    Use of Proceeds; Margin Regulations                                - 10 -
         5.15.    Existing Indebtedness; Future Liens                                - 10 -
         5.16.    Foreign Assets Control Regulations, etc.                           - 11 -
         5.17.    Status under Certain Statutes                                      - 11 -
         5.18.    Environmental Matters                                              - 11 -

6.       REPRESENTATIONS OF THE PURCHASER                                            - 12 -
         6.1.     Purchase for Investment                                            - 12 -
         6.2.     Source of Funds                                                    - 12 -

7.       INFORMATION AS TO COMPANY                                                   - 13 -
         7.1.     Financial and Business Information                                 - 13 -
         7.2.     Officer's Certificate                                              - 16 -
         7.3.     Inspection                                                         - 17 -

8.       PREPAYMENT OF THE NOTES                                                     - 17 -
         8.1.     Required Prepayments                                               - 17 -
         8.2.     Optional Prepayments with Make-Whole Amount                        - 17 -
         8.3.     Offer to Prepay Notes in the Event of a
                           Debt Prepayment Application                               - 18 -
         8.4.     Allocation of Partial Prepayments                                  - 19 -
         8.5.     Maturity; Surrender, etc.                                          - 19 -
         8.6.     Right to Put.                                                      - 19 -
         8.7.     Purchase of Notes                                                  - 20 -
         8.8.     Make-Whole Amount                                                  - 21 -

9.       AFFIRMATIVE COVENANTS                                                       - 22 -
         9.1.     Compliance with Law                                                - 22 -
         9.2.     Insurance                                                          - 22 -
         9.3.     Maintenance of Properties                                          - 23 -
         9.4.     Payment of Taxes and Claims                                        - 23 -
         9.5.     Corporate Existence, etc.                                          - 23 -
         9.6.     ERISA Compliance.                                                  - 24 -
         9.7.     Covenant to Secure Notes Equally.                                  - 24 -
         9.8.     Covenant to Provide Additional Guarantees.                         - 24 -

10.      NEGATIVE COVENANTS                                                          - 24 -
         10.1.    Transactions with Affiliates                                       - 24 -
         10.2.    Merger, Consolidation, etc                                         - 25 -
         10.3.    Liens                                                              - 25 -
         10.4.    Fixed Charges Coverage Ratio.                                      - 27 -
         10.5.    Line of Business.                                                  - 27 -
         10.6.    Sale of Assets.                                                    - 27 -
         10.7.    Limitation on Indebtedness.                                        - 27 -
         10.8.    Limitation on Subsidiary Indebtedness.                             - 27 -
         10.9.    Limitation on Certain Restrictive Agreements.                      - 28 -
         10.10.   Restricted Payments.                                               - 28 -
         10.11.   Restricted Investments.                                            - 29 -

11.      EVENTS OF DEFAULT                                                           - 29 -

12.      REMEDIES ON DEFAULT, ETC.                                                   - 31 -
         12.1.    Acceleration                                                       - 31 -
         12.2.    Other Remedies                                                     - 32 -
         12.3.    Rescission                                                         - 32 -
         12.4.    No Waivers or Election of Remedies, Expenses, etc.                 - 33 -

13.      REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES                               - 33 -
         13.1.    Registration of Notes                                              - 33 -
         13.2.    Transfer and Exchange of Notes                                     - 33 -
         13.3.    Replacement of Notes                                               - 34 -

14.      PAYMENTS ON NOTES                                                           - 34 -
         14.1.    Place of Payment                                                   - 34 -
         14.2.    Home Office Payment                                                - 34 -

15.      EXPENSES, ETC                                                               - 35 -
         15.1.    Transaction Expenses                                               - 35 -
         15.2.    Survival                                                           - 35 -

16.      SURVIVAL OF REPRESENTATIONS AND WARRANTIES;
         ENTIRE AGREEMENT                                                            - 36 -

17.      AMENDMENT AND WAIVER                                                        - 36 -
         17.1.    Requirements                                                       - 36 -
         17.2.    Solicitation of Holders of Notes                                   - 36 -
         17.3.    Binding Effect, etc.                                               - 37 -
         17.4.    Notes held by Company, etc.                                        - 37 -

18.      NOTICES                                                                     - 37 -

19.      REPRODUCTION OF DOCUMENTS                                                   - 38 -

20.      CONFIDENTIAL INFORMATION                                                    - 38 -

21.      SUBSTITUTION OF PURCHASER                                                   - 39 -

22.      MISCELLANEOUS                                                               - 40 -
         22.1.    Successors and Assigns                                             - 40 -
         22.2.    Payments Due on Non-Business Days                                  - 40 -
         22.3.    Severability                                                       - 40 -
         22.4.    Construction                                                       - 40 -
         22.5.    Counterparts                                                       - 40 -
         22.6.    Governing Law                                                      - 41 -



SCHEDULE A                     -- Information Relating to Purchasers

SCHEDULE B                     -- Defined Terms

SCHEDULE 4.9                   -- Changes in Corporate Structure

SCHEDULE 5.3                   -- Disclosure Materials

SCHEDULE 5.4                   -- Subsidiaries of the Company and
                                  Ownership of Subsidiary Stock

SCHEDULE 5.5                   -- Financial Statements

SCHEDULE 5.8                   -- Certain Litigation

SCHEDULE 5.11                  -- Patents, etc.

SCHEDULE 5.14                  -- Use of Proceeds

SCHEDULE 5.15                  -- Existing Indebtedness and Liens

SCHEDULE 10.11                 -- Existing Investments

EXHIBIT 1                      -- Form of 7.29% Senior Note due May 16, 2006

EXHIBIT 2                      -- Form of Guaranty

EXHIBIT 2A                     -- Form of Contribution Agreement

EXHIBIT 4.4(a)                 -- Form of Opinion of Counsel for the
                                  Company

EXHIBIT 4.4(b)                 -- Form of Opinion of Special Counsel
                                  for the Purchasers

EXHIBIT 8.3(B)                 -- Form of Acceptance of Ratable Prepayment Offer

EXHIBIT 8.6(b)                 -- Form of Notice of Sale

EXHIBIT 9.8                    -- Form of Joinder Agreement

                            WHOLE FOODS MARKET, INC.


                                   $40,000,000



                       7.29% Senior Notes due May 16, 2006







                             NOTE PURCHASE AGREEMENT





                               Dated May 16, 1996

                                  Exhibit 23.1




                          INDEPENDENT AUDITORS' CONSENT



   The Board of Directors
   Whole Foods Market, Inc.:

   We consent to incorporation by reference in the registration statements (No. 333-11271 and No. 333-11273) on Form S-8, the registration statement (No. 333-7719) on Form S-4, and the registration statement (No. 333-968) on Form S-3 of Whole Foods Market, Inc. of our report dated November 15, 1996, relating to the consolidated balance sheets of Whole Foods Market, Inc. and subsidiaries as of September 29, 1996 and September 24, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three fiscal-year period ended September 29, 1996, which report appears in the September 29, 1996 annual report on Form 10-K of Whole Foods Market, Inc.




   KPMG Peat Marwick, LLP
   Austin, Texas
   December 20, 1996