Form 10-Q
period 1997-01-19
WHOLE FOODS MARKET INC
filed 1997-03-05
CIK 865436

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 19, 1997; or

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

             Yes  X                                       No

    The number of shares of the registrant's common stock, no par value, outstanding as of January 19, 1997 was 19,236,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                     January 19, 1997 and September 29, 1996

(In thousands, except share data)

                                                 1997            1996
ASSETS

Current assets:
 Cash                                            $8,526          $1,720
 Merchandise inventories                         42,430          38,077
 Accounts receivable and other                   23,131          21,831
  Total current assets                           74,087          61,628

Net property and equipment                      207,621         197,178
Excess of cost over net assets acquired, net     36,371          36,722
Other assets                                     16,959          15,076
                                               $335,038        $310,604
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt           $900           $1,014
 Trade accounts payable                         22,327           22,756
 Accrued expenses and other                     37,553           32,971
  Total current liabilities                     60,780           56,741

Long-term debt, less current installments       99,057           84,277
Other long-term liabilities                     23,276           23,139
  Total liabilities                            183,113          164,157

Shareholders' equity:
 Common stock, no par value, 50,000,000 shares
  authorized;  19,236,000 and 19,179,000
  shares issued and outstanding                170,879          170,122
 Retained deficit                              (18,954)         (23,675)
  Total shareholders' equity                   151,925          146,447
                                              $335,038         $310,604


See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
             Sixteen Weeks Ended January 19, 1997 and January 14, 1996

(In thousands, except per share data)


                                              1997         1996


Sales                                      $297,646       $244,986
Cost of goods sold and occupancy costs      204,331        168,781
Direct expenses                              72,619         61,527

Store contribution                           20,696         14,678
Pre-opening costs                             1,604            383
Amortization expense                            721            454
General and administrative expenses           9,237          9,797
Relocation costs                                  0            615

Income from operations                        9,134          3,429
Net interest expense                          1,757            866

Income before income taxes                    7,377          2,563
Income taxes                                  2,656          2,522

Net income                                   $4,721            $41

Net income per common share:                  $0.24          $0.00

Weighted average shares outstanding          19,918         19,175


See accompanying notes to condensed consolidated financial statements.

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             Sixteen Weeks Ended January 19, 1997 and January 14, 1996

(In thousands)


                                                       1997             1996


Net cash flow from operating activities               $13,552         $8,022

Cash flow from investing activities:
 Acquisition of property and equipment               (21,668)       (21,067)
 Other                                                  (501)          (259)
  Net cash flow used by investing activities         (22,169)       (21,326)

Cash flow from financing activities:
 Net proceeds from bank borrowings                    15,000          7,000
 Payments on long-term debt                             (334)        (1,457)
 Sale of common stock                                    757            139
  Net cash flow from financing activities             15,423          5,682

Net increase (decrease) in cash and cash equivalents   6,806         (7,622)
Cash and cash equivalents at beginning of period       1,720         11,532

Cash and cash equivalents at end of period            $8,526         $3,910



See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              January 19, 1997
                                (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's  Annual  Report on Form 10K for the fiscal  year ended  September  29,
1996.

The Company's fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Fiscal year 1997 is a fifty-two week year and fiscal year 1996 is a fifty-three week year.

2.  Long-Lived Assets

Effective September 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which requires review for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have an impact on the Companys results of operations, financial condition or net cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Sixteen weeks ended January 19, 1997 compared to the sixteen weeks ended January 14, 1996.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Fiscal year 1997 is a fifty-two week year and fiscal year 1996 is a fifty-three week year.

Overall
-------
The Companys financial performance improved significantly in the first quarter of the current fiscal year as compared to the same period of the prior year. This improvement was primarily due to a decrease in general and administrative expenses and to an increase in store contribution, both as a percentage of sales. See below.

Sales
-----
Sales increased 21% for the quarter compared to the same period of the prior fiscal year. This increase reflects a same store sales increase of approximately 4.8% and a net increase of six stores since the first quarter of last year. Nine new stores have opened, three stores have been closed and three stores have been relocated in that time. Comparable store sales in the Southern California region for the first fiscal quarter have been negatively affected by the July 1996 name change from Mrs. Goochs to Whole Foods Market. Increased same store sales in other regions resulted from both higher customer counts and average transaction amounts, reflecting increases in market share as stores mature.

Store Contribution (Gross Profit less Direct Store Expenses)
-----------------------------------------------------------
Gross profit consists of retail sales less retail cost of goods sold and occupancy costs, plus the net contribution from non-retail operations (regional distribution centers and bakehouses). The Company's gross profit as a percentage of sales for the sixteen weeks ended January 19, 1997 increased to 31.4% from 31.1% for the same period of the prior year. Direct store expenses as a percentage of sales were 24.4% in the current quarter compared to 25.1% in the prior year. The resultant increase in store contribution percentage reflects improved performance from stores open more than one year as compared to the prior year, and in new store performance as compared to historical new store results.

Pre-opening Costs
-----------------
Pre-opening costs recognized in the current fiscal quarter relate to store openings in Vienna, VA, Philadelphia, PA and LaJolla, CA.. Pre-opening costs for the first quarter of the prior year relate to a store opening in Reston, VA. Subsequent to the end of the first fiscal quarter, the Company has relocated its Naperville, IL store to a new store in Wheaton, IL. The Company expects to open two new stores and to relocate one existing store during the remainder of the current fiscal year.

General and Administrative Expenses
-----------------------------------
General and administrative expenses, excluding amortization, decreased as a percentage of sales from 4.0% for the first quarter of fiscal year 1996 to 3.1% for the first quarter of fiscal year 1997. This decrease is due to reductions in administrative staff of the Southern California region and of the former Fresh Fields corporate office and to general increases in sales without comparable increases in corporate staff.

Interest Expense
----------------
Net interest expense for the first quarter was approximately $1,757,000 compared to approximately $866,000 in the prior year, net of capitalized interest of approximately $270,000 and $475,000, respectively. Interest expense consists primarily of costs related to bank debt and senior notes payable, net of capitalized interest associated with new store development. The Company expects to incur greater interest expense in fiscal 1997 than in the prior year due to increased balances currently outstanding under its bank line of credit and senior notes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Subsequent to the first quarter of fiscal 1997, the Company entered into a commitment to amend its bank credit agreement to increase its $75 million expansion line of credit to $100 million. The revolving credit term, repayment terms and interest rate election options under the bank credit agreement will not be changed by the amendment. At January 19, 1997, approximately $59.1 million was drawn under this agreement.

The Company expects to open two new stores and to relocate one existing store during the remainder of the current fiscal year. The Company also has four other stores currently under development that are expected to open during the next twenty-four months. The Company expects that cash generated from operations and available under its bank line of credit will be sufficient to fund planned expansion and other cash needs through the end of fiscal 1997.


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed with this report:

         Exhibit 27  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended January 19, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Whole Foods Market, Inc.
                                             Registrant

Date:  March 4, 1997                         /S/ Glenda Flanagan
                                            --------------------
                                             Glenda Flanagan
                                             Vice President and
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial officer)