Form 10-Q
period 1997-04-13
WHOLE FOODS MARKET INC
filed 1997-05-28
CIK 865436

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 13, 1997; or

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

             Yes  X                                       No

    The number of shares of the registrant's common stock, no par value, outstanding as of April 13, 1997 was 19,306,000 shares.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                     April 13, 1997 and September 29, 1996

(In thousands, except share data)
                                                 1997            1996
ASSETS

Current assets:
 Cash                                            $5,428          $1,720
 Merchandise inventories                         43,973          38,077
 Accounts receivable and other                   26,023          21,831
  Total current assets                           75,424          61,628

Net property and equipment                      212,672         197,178
Excess of cost over net assets acquired, net     36,111          36,722
Other assets                                     22,784          15,076
                                               $346,991        $310,604


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt           $838           $1,014
 Trade accounts payable                         24,352           22,756
 Accrued expenses and other                     38,888           32,971
  Total current liabilities                     64,078           56,741

Long-term debt, less current installments      102,000           84,277
Other long-term liabilities                     23,205           23,139
  Total liabilities                            189,283          164,157

Shareholders' equity:
 Common stock, no par value, 50,000,000 shares
  authorized;  19,306,000 and 19,179,000
  shares issued and outstanding                171,078          170,122
 Retained deficit                              (13,370)         (23,675)
  Total shareholders' equity                   157,708          146,447
                                              $346,991         $310,604

See accompanying notes to condensed consolidated financial statements.



                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

                                         Twelve weeks ended     Twenty-eight weeks ended
                                         April 13   April 7       April 13        April 7
                                          1997       1996         1997            1996

Sales                                  $241,443     $203,912     $539,089      $448,898
Cost of goods sold and occupancy costs  163,392      138,083      367,723       306,864
Direct expenses                          58,661       50,055      131,280       111,582

Store contribution                       19,390       15,774       40,086        30,452
Pre-opening and relocation costs          1,129        2,712        2,733         3,710
Amortization expense                        563          343        1,284           797
General and administrative expenses       7,464        7,476       16,701        17,723
Restructuring expenses                        0        1,984            0         1,984

Income from operations                   10,234        3,259       19,368         6,688
Net interest expense                      1,509          860        3,266         1,726

Income before income taxes                8,725        2,399       16,102         4,962
Income taxes                              3,141          882        5,797         3,404

Net income                               $5,584       $1,517      $10,305        $1,558

Net income per common and
  common equivalent share                 $0.28        $0.08        $0.52         $0.08

Weighted average shares outstanding      19,945       19,419       19,930        19,280

See accompanying notes to condensed consolidated financial statements.


                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

                                                     Twenty-eight weeks ended
                                                     April 13           April 7
                                                       1997              1996


Net cash flow from operating activities                $25,382        $12,622

Cash flow from investing activities:
 Acquisition of property and equipment                 (31,706)       (36,263)
 Acquisition of leasehold rights                        (8,066)             0
 Other                                                    (403)          (153)
  Net cash flow used by investing activities           (40,175)       (36,416)

Cash flow from financing activities:
 Net proceeds from bank borrowings                      24,000         25,000
 Payments on long-term debt                             (6,454)        (7,879)
 Sale of common stock                                      955          1,435
  Net cash flow from financing activities               18,501         18,556

Net increase (decrease) in cash and cash equivalents     3,708         (5,238)

Cash and cash equivalents at beginning of period         1,720         11,532

Cash and cash equivalents at end of period              $5,428         $6,294


See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               April 13, 1997
                                (Unaudited)

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

2.  Business Combination

Subsequent to the end of the second fiscal quarter, the Company completed the acquisition of two stores in South Florida doing business as Bread of Life in exchange for approximately 200,000 shares of newly issued Company stock. The acquisition will be accounted for using the pooling-of-interests method. Revenue and results of operations of Bread of Life for the period from September 30, 1996 through the date of acquisition are not material to the combined results.

3.  Recent Pronouncement

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, Earnings per Share (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Effective September 29, 1997, the beginning of the first quarter of fiscal 1998, the Company will adopt SFAS 128, which establishes standards for computing andpresenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock. Diluted EPS is expected to approximate the Company's fully diluted EPS as currently calculated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Twelve and twenty-eight weeks ended April 13, 1997 compared to the same periods of the prior year.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Fiscal year 1997 is a fifty-two week year and fiscal year 1996 is a fifty-three week year.

Overall
The Companys financial performance improved significantly for the twelve and twenty-eight weeks ended April 13, 1997 as compared to the same periods of the prior year. Decreases in general and administrative expenses and increases in store contribution in the current year, both as a percentage of sales, contributed to this improvement. See below.

Sales
Sales increased 18% for the second fiscal quarter and 20% for the twenty-eight weeks compared to the same periods of the prior fiscal year due to new stores opened since last year and same store sales increases of approximately 7.4% for the quarter and approximately 6.3% year-to-date. Comparable store sales in the Southern California region for the current fiscal year have been negatively affected by the July 1996 name change from Mrs. Goochs to Whole Foods Market. Increased same store sales in other regions resulted from both higher customer counts and average transaction amounts, reflecting increases in market share as stores mature.

Store Contribution  (Gross Profit less Direct Expenses)
Gross profit consists of retail sales less retail cost of goods sold and occupancy costs, plus the net contribution from non-retail operations. The Company's gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 13, 1997 was 32.3% and 31.8%, respectively, compared to 32.3% and 31.6% for the same periods of the prior year. Direct store expenses as a percentage of sales were 24.3% and 24.4%, respectively for the twelve and twenty-eight weeks of the current fiscal year compared to 24.5% and 24.9%, respectively, for the prior fiscal year. The resultant increase in store contribution percentage reflects improved performance from stores open more than one year as compared to the prior year, and from new stores as compared tohistorical new store results.

Pre-Opening and Relocation Costs
Pre-opening and relocation costs for the twelve and twenty-eight weeks ended April 13, 1997 relate to the openings of new Company stores in San Rafael and San Diego and the relocation of a Chicago area store in the second fiscal quarter, and to openings of new Company stores in the Washington DC area, LaJolla, California and Philadelphia in the first fiscal quarter. In the prior fiscal year, there were seven new store openings and one store relocation through the second quarter. No additional new store openings or store relocations are scheduled for the remainder of the current fiscal year.

General and Administrative Expenses
General and administrative expenses, excluding amortization, decreased as a percentage of sales for the twelve weeks and twenty-eight weeks to 3.1% for both periods of the current year from 3.7% and 3.8%, respectively, for the prior year due to increases in sales at rates higher than increases in such expenses, and to a decrease in personnel and related overhead associated with the August 1996 merger between Whole Foods Market and Fresh Fields.

Interest Expense
Net interest expense for the second quarter was approximately $1,509,000 compared to approximately $860,000 for the second quarter of the prior year, net of capitalized interest of approximately $133,000 and $304,000, respectively. Current year-to-date interest expense was approximately $3,266,000 compared to approximately $1,726,000 for the same period of the prior year, net of capitalized interest of approximately $403,000 and $779,000, respectively. Interest expense consists primarily of costs related to bank debt and senior notes payable, net of capitalized interest associated with new store development. The Company expects to incur greater interest expense in the remainder of fiscal 1997 compared to the prior year due to increased balances currently outstanding under its bank line of credit and senior notes payable.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

During the second quarter of fiscal 1997, the Company amended its bank credit agreement to increase its $75 million expansion line of credit to $100 million. The revolving credit term, repayment terms and interest rate election options under the bank credit agreement were not changed by the amendment. The amounts borrowed under this agreement are convertible into a four year term loan upon the expiration of the revolving credit term on June 30, 1999. At April 13, 1997, approximately $62 million was drawn under this agreement.

No new store openings or store relocations are scheduled for the remainder of the current fiscal year. The Company has thirteen stores currently under development that are expected to open during the next twenty-four months. The Company expects that cash generated from operations and available under its bank line of credit will be sufficient to fund cash needs through the end of fiscal 1997.

RISK FACTORS

The Company wishes to caution readers that inherent risks and uncertainties including those listed below, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Except for historical information, the matters discussed in such oral and written communications are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new or relocated stores, the impact of competition and other factors which are often beyond the control of the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On March 24, 1997, the Company held its annual meeting of shareholders to elect ten directors of the Company. Each of the ten directors nominated by the Company was elected, with voting results as follows:

                                        For         Against    Abstaining

       Cristina G. Banks            14,482,724       6,912        19,831
       David W. Dupree              14,487,747       1,889        19,831
       John B. Elstrott             14,487,821       1,815        19,831
       Elizabeth Cogan Fascitelli   14,483,559       6,077        19,831
       Avram J. Goldberg            14,487,294       2,342        19,831
       Fred Lager                   14,481,562       8,074        19,831
       John P. Mackey               14,487,959       1,677        19,831
       Linda A. Mason               14,483,108       6,528        19,831
       Ralph Z. Sorenson            14,477,437      12,199        19,831
       James P. Sud                 14,487,330       2,306        19,831

Subsequent to the election, James Sud joined the executive management team of the Company in the new position of Vice-President of Operations. He resigned from the Board upon acceptance of his new position.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed with this report:

Exhibit 27  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended April 13, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Whole Foods Market, Inc.
                                             Registrant

Date:  May 27, 1997                          By:  Glenda Flanagan
                                             Glenda Flanagan
                                             Vice President and
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial officer)