Form 10-K/A
period 1996-09-29
WHOLE FOODS MARKET INC
filed 1997-07-11
CIK 865436

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No -- -- Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 1996 was $354 million. The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 1996 was 19,212,500.

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

     * We do not sell food that has been irradiated.

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

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "WFMI." The following sets forth the high and low last reported sales prices for the Company's last two fiscal years.

         Fiscal 1995
September 26, 1994 to January 15                         $16.75          $  9.50
January 16, 1995 to April 9, 1995                        $14.13           $10.75
April 10, 1995 to July 2, 1995                           $16.13           $11.50
July 3, 1995 to September 24, 1995                       $15.75           $11.88

         Fiscal 1996
September 25, 1995 to January 14, 1996                   $15.00           $10.94
January 15, 1996 to April 7, 1996                        $18.50           $13.75
April 8, 1996 to June 30, 1996                           $28.50           $17.75
July 1, 1996 to September 29, 1996                       $35.88           $24.00

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

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs, plus contribution from non-retail operations. The Company's consolidated gross profit in fiscal year 1996 decreased as a percentage of sales to 31.3% primarily due to a price reduction strategy which negatively impacted gross profit in the Fresh Fields stores as compared to the prior year. Although some components of the price reduction strategy may be continued in the future, the Company expects the gross margins in the Fresh Fields stores to be greater in fiscal 1997 than in fiscal 1996. Gross profit in the Whole Foods Market stores increased in fiscal
1996  as  compared  to  fiscal  1995  by approximately  50 basis  points  due to
a
decrease  in cost of goods  sold as a percentage of sales and improved operations,
offset somewhat by an increase in occupancy costs as a percentage of sales. This decrease in cost of goods sold was due to improved performance from new stores with respect to product procurement and merchandising and controlling spoilage, and from national buying initiatives which lowered the cost of product purchased on a national basis. Gross profit in fiscal 1995 increased slightly as a percentage of sales to 32.3% from 32.2% in fiscal 1994, due primarily to improved performance from new stores. In all years, gross profit margins were positively affected by the improved margins as stores mature and by the increased percentage of sales in certain regions and in departments such as prepared foods where the Company achieves higher gross profits. Gross profit margins were negatively impacted in fiscal 1994 by a decrease in the dollar and percentage contribution from non-retail operations from 1993. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting increasing experience levels and operational efficiencies of the store teams.

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

Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows In thousands
Fiscal Years Ended September 29, 1996, September 24, 1995 and September 25, 1994

                                                                      1996          1995         1994
-----------------------------------------------------------------------------------------------------
Cash flow from operating activities
Net income (loss)                                             $    (17,234)        1,073         (364)
     Non-cash expenses included in net income:
         Depreciation and amortization                              25,525        20,023       15,142
         Relocation and closing costs                                  194         1,106        5,554
         Loss on disposal of fixed assets                            1,163           615            o
         Deferred income taxes (benefit)                            (6,427)        1,655        1,609
         Change in LIFO reserve                                        746           516          432
         Rent differential                                             882           397          117
         Loss provision on disposal of fixed assets                 12,477             o            o
         Loss provision on disposal of other assets                  4,124             o            o
         Lease termination provisions                               10,033             o            o
Adjustment to conform fiscal year of pooled entity                   3,491             o            o
Other                                                                  267          (364)          (7)
Net change in current assets and liabilities:
     Trade accounts receivable                                      (1,749)         (829)      (1,839)
     Merchandise inventories                                        (8,500)       (7,588)      (5,566)
     Prepaid expenses and other current assets                      (2,014)        2,989       (1,760)
     Trade accounts payable                                          5,513         2,240        4,865
     Accrued payroll, bonus and employee benefits                   (4,010)        3,927        1,697
     Other accrued expenses                                          1,970         6,673        1,415
-----------------------------------------------------------------------------------------------------
Net cash flow from operating activities                             26,451        32,433       21,295
-----------------------------------------------------------------------------------------------------
Cash flow from investing activities
Acquisition of property and equipment                              (18,236)      (39,251)     (27,181)
Development costs of new store locations                           (50,288)      (36,483)     (16,788)
Proceeds from the sale of property and equipment                         o           383            o
Acquired leasehold and licensing rights                                  o        (2,836)      (4,001)
Payment for purchase of acquired entities, net of cash acquired          o        (8,947)           o
Issuance of note receivable                                              o        (2,568)           o
Other investing activities                                          (2,480)            o            o
-----------------------------------------------------------------------------------------------------
Net cash flow from investing activities                            (71,004)      (89,702)     (47,970)
-----------------------------------------------------------------------------------------------------
                                                                                          (continued)


Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued) In thousands Fiscal Years Ended September 29, 1996, September 24, 1995 and September 25, 1994

                                                                      1996          1995         1994
Cash flow from financing activities
Net proceeds from long-term borrowings                        $     80,000        45,509        9,000
Payments on long-term debt and capital lease obligations           (48,511)       (2,081)      (6,314)
Issuance of stocks and warrants                                      6,187           456       27,578
-----------------------------------------------------------------------------------------------------
     Net cash flow from financing activities                        37,676        43,884       30,264
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (6,877)      (13,385)       3,589
Cash and cash equivalents at beginning of year                       8,597        21,982       18,393
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $      1,720         8,597       21,982
-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information Interest and income taxes paid:
     Interest                                                 $      3,647         1,821          474
-----------------------------------------------------------------------------------------------------
     Federal and state income taxes                           $      3,832         2,841        5,696
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

(4) Non-recurring Expenses
Non-recurring expenses for fiscal year 1996 consist primarily of transaction and other costs associated with the acquisition of Fresh Fields and with the reorganization of the Southern California region, including severance costs and expenses related to changing the names of the stores from Mrs. Gooch's to Whole
Foods Market, as follows (in thousands):

-------------------------------------------------------------------------------------------------
Transaction-related costs and severance                                                $    8,577
Duplicate systems disposal costs and other transaction-related accounting adjustments       6,730
Store closing and relocation costs                                                         20,907
-------------------------------------------------------------------------------------------------
Total costs associated with the acquisition of Fresh Fields                                36,214
Southern California reorganization costs                                                    2,144
Other                                                                                         158
-------------------------------------------------------------------------------------------------
Total non-recurring expenses                                                           $   38,516
-------------------------------------------------------------------------------------------------

Expenses including losses on the disposition of store assets and lease termination costs have been recognized pursuant to a plan initiated at the time of the Fresh Fields acquisition to close or relocate duplicate stores. Specifically, the plan includes the following store changes: (1) the Fresh Fields Elston store in the Chicago area was closed in September 1996; (2) the Whole Foods Market Oak Street store in the Chicago area was closed in September 1996; (3) the Fresh Fields Gaithersburg store in the Washington DC area was closed in November 1996 just prior to the opening of the Whole Foods Market Vienna store; and, (4) the Fresh Fields Evanston and Naperville stores in the Chicago area will be relocated in 1997 to two nearby Whole Foods Market stores which are currently under construction. Fiscal 1996 revenue and net operating income for these stores totaled approximately $53,395,000 and $513,000, respectively. At September 29, 1996, the final disposition of store assets and the termination of operating leases at these locations remain under the plan, which will be completed as soon as is practicable after the related stores are closed or relocated. Liabilities totaling approximately $10,033,000 for remaining rent and lease termination costs have been recorded as part of store closing and relocation costs.

Costs associated with the reorganization of the Southern California region include severance and relocation payments, costs associated with changing the names of the stores from Mrs. Gooch's to Whole Foods Market, systems and process conversion costs and other reorganization expenses.

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


/s/  Avram J. Goldberg
----------------------
Avram J. Goldberg              Director


/s/ Linda A. Mason
------------------
Linda A. Mason                 Director


/s/ Dr. Ralph  Z. Sorenson
--------------------------
Dr. Ralph Z. Sorenson          Director

/s/ James P. Sud
----------------
James P. Sud                   Director

INDEX TO EXHIBITS
-----------------

    Exhibits
    --------

    3.1      Restated Articles of Incorporation of the Registrant, as amended
(2)
    3.2      By-laws of the Registrant adopted May 23, 1995 (6)
    10.1     1987 Stock Option and Incentive Plan for Employees (3)
    10.2     1987 Stock Option Plan for Outside Directors (3)
    10.3     1993 Team Member Stock Ownership Plan (1)
    10.5 Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)
    10.6     Form of amendment to Retention Agreement (1)
    10.7 Amended and Restated Loan Agreement, dated December 27, 1994,by and among the Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (6)
    10.8 First Amendment dated May 16, 1996 to Amended And Restated Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (7)
    10.9     1992 Stock Option Plan for Team Members, as amended (1)
    10.10    1992 Stock Option Plan for Outside Directors (1)
    10.11    1993 Team Member Stock Purchase Plan (1)
    10.12 Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (4)
    10.13    1994 Director Stock Option Plan with amendments thereto (4)
    10.14 Note Purchase Agreement, dated May 16, 1996, by and among the registrant and the purchasers of $40 million of 7.29% Senior Notes due May 16, 2006 (7)
    23.1     Consent of KPMG Peat Marwick LLP (8)
    27.1     Financial Data Schedule (8)
    99.1 Proxy Statement for Annual Meeting of Shareholders to be held on March 24, 1997 (5)

(1) Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2) Filed as an exhibit to Registration Statement on Form S-3 (No.33-69362) and incorporated herein by reference.
(3) Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(4) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273) and incorporated herein by reference.
(5) To be filed with the Commission on or before January 27, 1997 and incorporated herein by reference.
(6) Filed as an exhibit to registrants Form 10-K for year ended September 24, 1995 and incorporated herein by reference.
(7) Filed as an exhibit to registrants Form 10-K for year ended September 29, 1996 and incorporated herein by reference.
(8)    Filed herewith.

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





Austin, Texas
July 10, 1997