Form 10-Q
period 1997-07-06
WHOLE FOODS MARKET INC
filed 1997-08-20
CIK 865436

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the period ended July 6, 1997; or

[ ] Transition  report  pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________________ to _________________.


Commission File Number:  0-19797


                            WHOLE FOODS MARKET, INC.
             (Exact name of registrant as specified in its charter)

         Texas                                            74-1989366
(State of incorporation)                                 (IRS employer
                                                        identification no.)


         601 N. Lamar
         Suite 300
         Austin, Texas                                   78703
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

                  Yes  X                       No

         The number of shares of the registrant's common stock, no par value, outstanding as of July 6, 1997 was 19,648,000 shares.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       July 6, 1997 and September 29, 1996

(In thousands, except share data)

                                                 1997             1996
                                               ------------------------
ASSETS
Current assets:
 Cash                                          $ 12,559        $  1,720
 Merchandise inventories                         47,670          38,077
 Accounts receivable and other                   27,769          21,831
                                               ------------------------
  Total current assets                           87,998          61,628
                                               ------------------------

Net property and equipment                      217,424         197,178
Excess of cost over net assets acquired, net     35,850          36,722
Other assets                                     22,399          15,076
                                               ------------------------
                                               $363,671        $310,604
                                               ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt        $   785         $  1,014
 Trade accounts payable                         25,787           22,756
 Accrued expenses and other                     43,759           32,971
                                               ------------------------
  Total current liabilities                     70,331           56,741
                                               ------------------------

Long-term debt, less current installments      102,826           84,277
Other long-term liabilities                     23,218           23,139
                                               ------------------------
  Total liabilities                            196,375          164,157
                                              -------------------------

Shareholders' equity:
 Common stock, no par value, 50,000,000 shares
  authorized;  19,648,000 and 19,179,000
  shares issued and outstanding                175,296          170,122
 Retained deficit                               (8,000)         (23,675)
                                              -------------------------
  Total shareholders' equity                   167,296          146,447
                                              -------------------------
                                              $363,671         $310,604
                                              =========================

See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)


                                         Twelve weeks ended          Forty weeks ended
                                          July 6    June 30        July 6       June 30
                                           1997      1996           1997          1996
                                       -----------------------------------------------
Sales                                  $257,634     $213,402     $796,723      $662,300
Cost of goods sold and occupancy costs  173,026      145,146      540,749       452,010
Direct expenses                          63,333       52,082      194,613       163,664
                                       ------------------------------------------------

Store contribution                       21,275       16,174       61,361        46,626

Pre-opening and relocation costs             -           609        2,733         4,319
Amortization expense                        565          346        1,849         1,143
General and administrative expenses       8,444        7,392       25,145        24,665
Restructuring expenses                       -             -            -         1,984
                                       ------------------------------------------------

Income from operations                   12,266        7,827       31,634        14,515
Net interest expense                      1,404          871        4,670         2,597
                                       ------------------------------------------------

Income before income taxes               10,862        6,956       26,964        11,918
Income taxes                              3,910        2,293        9,707         5,697
                                       ------------------------------------------------

Net income                               $6,952       $4,663      $17,257        $6,221
                                       ================================================

Net income per common and
  common equivalent share                 $0.33        $0.23        $0.85         $0.32
                                       ================================================

Weighted average shares outstanding      20,892       19,995       20,370        19,494
                                       ================================================


See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In thousands)

                                                         Forty weeks ended
                                                        July 6        June 30
                                                         1997           1996
                                                       ----------------------

Net cash flow from operating activities                $41,311        $25,756

Cash flow from investing activities:
 Acquisition of property and equipment                 (41,034)       (53,215)
 Acquisition of leasehold rights                        (8,066)             0
 Other                                                    (167)           108
                                                       ----------------------
  Net cash flow used by investing activities           (49,267)       (53,107)
                                                       ----------------------

Cash flow from financing activities:
 Net proceeds from bank borrowings                      24,000         27,000
 Net proceeds from issuance of senior notes payable          0         40,000
 Payments on long-term debt                             (8,235)       (48,264)
 Proceeds from issuance of common stock                  3,030          3,065
                                                       ----------------------
  Net cash flow from financing activities               18,795         21,801
                                                       ----------------------

Net increase (decrease) in cash and cash equivalents    10,839         (5,550)
Cash and cash equivalents at beginning of period         1,720         11,532
                                                       ----------------------

Cash and cash equivalents at end of period             $12,559         $5,982
                                                       ======================


See accompanying notes to condensed consolidated financial statements.

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 6, 1997
                                  (Unaudited)

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

2.  Business Combination

In June 1997, the Company signed a definitive agreement to merge with Amrion, Inc. ("Amrion"), a Boulder, CO based company engaged in developing, producing and marketing nutriceuticals and nutritional supplements. Pursuant to the merger agreement Amrion will become a wholly owned subsidiary of Whole Foods Market. The terms of the agreement call for each outstanding share of Amrion common stock to be converted into .87 shares of Whole Foods Market common stock, a total consideration of approximately 4,680,000 shares of newly issued Company stock. The merger transaction is intended to be accounted for using the pooling-of-interests method. The merger is subject to the approval of the shareholders of Whole Foods Market and Amrion at special meetings to be held by both companies on September 11, 1997. Additional information regarding this proposed transaction is included in the Company's Form S-4, File # 333-31269.

During the third fiscal quarter, the Company completed the acquisition of two stores in South Florida doing business as Bread of Life in exchange for approximately 200,000 shares of newly issued Company stock. The acquisition was accounted for using the pooling-of-interests method. An adjustment to retained earnings of approximately $1,582,000 has been recorded to include results of Bread of Life operations prior to the combination in these financial statements. Due to the immateriality of Bread of Life financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. Revenue and results of operations of Bread of Life for the period from September 30, 1996 through the date of acquisition are not material to the combined results.

3.  Recent Pronouncement

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Effective September 29, 1997, the beginning of the first quarter of fiscal 1998, the Company will adopt SFAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock. Diluted EPS is expected to approximate the Company's fully diluted EPS as currently calculated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Twelve and forty weeks ended July 6, 1997 compared to the same periods of the prior year.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Fiscal year 1997 is a fifty-two week year and fiscal year 1996 is a fifty-three week year.

Overall
-------
The Company's financial performance improved for the twelve and forty weeks ended July 6, 1997 as compared to the same periods of the prior year. Decreases in general and administrative expenses and increases in store contribution in the current year, both as a percentage of sales, contributed to this improvement. See below.

Sales
-----
Sales increased 21% for the third fiscal quarter and 20% for the forty weeks compared to the same periods of the prior fiscal year due to new stores opened since last year and same store sales increases of approximately 9.7% for the quarter and approximately 7.5% year-to-date. Comparable store sales in the Southern California region for the current fiscal year have been negatively affected by the July 1996 name change from Mrs. Gooch's to Whole Foods Market. Increased same store sales in other regions resulted from both higher customer counts and average transaction amounts.

Store Contribution (Gross Profit less Direct Expenses)
-----------------------------------------------------
Gross profit consists of retail sales less retail cost of goods sold and occupancy costs, plus the net contribution from non-retail operations. The Company's gross profit as a percentage of sales for the twelve and forty weeks ended July 6, 1997 was 32.8% and 32.1%, respectively, compared to 32.0% and 31.8% for the same periods of the prior year. Direct store expenses as a percentage of sales were 24.6% and 24.4% for the twelve and forty weeks, respectively, of the current fiscal year compared to 24.4% and 24.7% for the same periods of the prior fiscal year. The resultant increases in store contribution percentage reflect improved performance from stores open more than one year as compared to the prior year, and from new stores as compared to historical new store results.

Pre-Opening and Relocation Costs
--------------------------------
Pre-opening and relocation costs for the forty weeks ended July 6, 1997 relate to the openings of new Company stores in the Washington DC area, LaJolla, California and Philadelphia in the first fiscal quarter, and to openings of new Company stores in San Rafael and San Diego and the relocation of a Chicago area store in the second fiscal quarter. There were no new store openings or relocations during the third fiscal quarter. In the prior fiscal year, there were two new store openings in the third fiscal quarter and nine new store openings and one store relocation for the forty weeks. No additional new store openings or store relocations are scheduled for the remainder of the current fiscal year.

General and Administrative Expenses
-----------------------------------
General and administrative expenses, excluding amortization, decreased as a percentage of sales for the twelve and forty weeks ended July 6, 1997 from 3.3% and 3.2%, respectively, compared to 3.5% and 3.7% for the same periods of the prior year. These improvements are due to increases in sales at rates higher than increases in such expenses, and to a decrease in personnel and related overhead associated with the August 1996 merger between Whole Foods Market and Fresh Fields.

Net Interest Expense
--------------------
Net interest expense consists primarily of costs related to bank debt and senior notes payable, net of capitalized interest associated with new store development. Net interest expense for the third quarter was approximately $1,404,000 compared to approximately $871,000 for the third quarter of the prior year, net of capitalized interest of approximately $157,000 and $218,000, respectively. Current year-to-date interest expense was approximately $4,670,000 compared to approximately $2,597,000 for the same period of the prior year, net of capitalized interest of approximately $560,000 and $997,000, respectively. The Company expects to incur greater interest expense in the remainder of fiscal 1997 compared to the same periods in the prior year due to increased balances currently outstanding under its bank line of credit and senior notes payable.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

During the second quarter of fiscal 1997, the Company amended its bank credit agreement to increase its $75 million expansion line of credit to $100 million. The revolving credit term, repayment terms and interest rate election options under the bank credit agreement were not changed by the amendment. The amounts borrowed under this agreement are convertible into a four year term loan upon the expiration of the revolving credit term on June 30, 1999. At July 6, 1997, approximately $62 million was drawn under this agreement.

No new store openings or store relocations are scheduled for the remainder of the current fiscal year. The Company has seventeen stores currently under development that are expected to open during the next two fiscal years. The Company expects that cash generated from operations and available under its bank line of credit will be sufficient to finance this expansion and other anticipated working capital and capital expenditure requirements .

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibit is filed with this report:

         Exhibit 27  Financial Data Schedule

    (b) The Company did not file any reports on Form 8-K during the fiscal quarter ended July 6, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Whole Foods Market, Inc.
                                              -----------------------
                                              Registrant


Date:  August 19, 1997                       By:   Glenda Flanagan
                                                   Glenda Flanagan
                                                   Vice President and
                                                   Chief Financial Officer
                                                  (Duly authorized officer and
                                                   principal financial officer)