Form 10-K
period 1997-09-28
WHOLE FOODS MARKET INC
filed 1997-12-29
CIK 865436

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM_____________ TO______________.

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

           Securities registered pursuant to Section 12(b)of the Act:
                                      None

           Securities registered pursuant to section 12(g)of the Act:
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 1997 was approximately $1.1 billion.

The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 1997 was 24,756,852.

The following document is incorporated by reference into the part of this annual report on Form 10-K as indicated: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held on March 30, 1998 are incorporated into Part III to the extent indicated herein.

PART I

Item 1.    Business

Whole Foods Market, Inc. (the "Company" or "Whole Foods" or "Whole Foods Market") owns and operates the country's largest chain of natural foods supermarkets, featuring food made from natural ingredients free of unnecessary additives. The Company opened its first store in Austin, Texas in 1980 and operated 75 stores in seventeen states as of September 28, 1997. The Company's stores average approximately 24,000 square feet and offer a broad selection of foods at competitive prices with an emphasis on customer service. The Company has designed its stores to attract quality-oriented consumers who are interested in health, nutrition, food safety and preserving the environment. Stores offer a selection of organic and high quality conventional produce; convenient and tasty prepared foods; high quality natural and conventional meats; a variety of wild and natural farm-raised seafood; a bakery featuring Whole Foods brand crusty breads; choice selections of specialty cheeses, beer and wine; a mixture of natural, organic, gourmet and ethnic grocery products; numerous value priced items in the bulk department; and a nutrition area offering a complete alternative pharmacy with holistic remedies, herbs, vitamins and supplements. Amrion, a subsidiary of the Company acquired in September 1997, is engaged in developing, producing and marketing innovative, safe, high quality nutriceuticals and nutritional supplements. Amrion's products include nutriceuticals, herbs, herbal formulas, vitamins, minerals and homeopathic medicinals.

The Natural Foods Industry
Natural foods can be defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and in general are as near to their whole, natural state as possible. According to a leading trade publication for the industry, natural foods sales have grown at a compound annual rate of approximately 29% over the last five years to approximately $11.5 billion in 1996. This growth is being propelled by several factors, including increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, artificial ingredients and other chemicals; environmental concerns due to the degradation of water and soil quality; and healthier eating patterns due to a better educated populace whose median age is increasing each year. While organic and natural food products have higher costs of production, the Company believes that due to changes in demographics and buying habits a significant segment of the population now attributes added value to high-quality natural food and accordingly is willing to pay higher prices for such food items.

According to a leading trade publication for the industry, there were 6,700 natural/health food stores in 1996 in the United States. While natural and health food stores have historically provided only a limited selection of products, the natural foods supermarket-size formats provide a complete grocery shopping alternative to conventional supermarkets. The Company believes that besides its own stores there are less than 100 other natural foods stores larger than 10,000 square feet throughout the country. Whole Foods also believes that the growth of larger supermarket-size natural foods stores has increased consumer awareness of and demand for natural foods.

The Vitamin and Nutritional Supplements Industry
According to industry analysts' reports, the retail market for vitamin and nutritional supplements has grown from $3.5 billion in 1991 to an estimated $6.5 billion in 1996 and is currently growing at an annual rate of approximately 13% to 15%. By the year 2001, retail sales are expected to exceed $12 billion. This growth has resulted from an increased national interest in preventative health choices; favorable consumer attitude shifts toward natural health care; increased consumer willingness toward self-care in resistance to rising health care costs; and a rapidly growing demographic segment of the population over 40 years old concerned with aging and disease. Additionally, public awareness of the positive effects of vitamins and other nutritional supplements on health has been heightened by widely publicized reports of favorable research findings. Recent estimates indicate that approximately 40% of the U.S. population use nutritional supplements in some form.

Strategy
In fiscal 1997, the Company had average store sales per gross square foot of $638, which the Company believes is higher than most other traditional supermarket or food retailers including competitors in the large-store segment of the natural foods industry. The Company attributes these successful results to its ability to differentiate itself from other retailers competing for consumers' food dollars by tailoring its product mix, service standards and store environment to satisfy the needs of the natural foods shopper and to appeal to the broader market of quality-oriented consumers. The Company targets consumers aged 25 to 50 who are better educated and more affluent than the populace as a whole. Amrion's direct marketing programs utilize proprietary information systems to capture, report and interpret buying patterns and customer sales data to evaluate product and promotional activities.

Products
The Company offers its customers approximately 10,000 to 18,000 food and non-food products. The broad product selection is designed to meet the needs of natural foods shoppers as well as gourmet customers. The Company has been able to expand the breadth of its product offerings by monitoring the market for new products and by responding to customer input. In 1997, the Company introduced a new line of private label products called "365 Every Day Value." The goal behind "365" is to have high quality, natural products available to customers every day of the year. Product integrity is not sacrificed in order to achieve low prices. Each product meets the Company's quality goals and is free of any artificial sweeteners, flavorings, colorings or preservatives. In addition, the Company continues to add new products to its premium private label brand. Amrion's products are dietary nutritional supplements, not pharmaceutical or medicinal products. As such, the Company makes no specific claims of efficacy regarding treatment of any condition or disease. Amrion's nutritional supplements have been found effective by the Company's customers, and the Company markets its products to satisfy the nutritional needs of those customers.

Quality Goals
The Company's objective is to sell its customers the highest quality foods available. The Company defines quality in terms of nutrition, freshness, appearance and taste and has the following product quality goals:

      Whole Foods - The Company evaluates each and every product that is sold. Natural - The Company features foods that are free from artificial preservatives,  colors,  flavors  and  sweeteners.
      Taste - The Company is passionate  about great  tasting  food and the pleasure of sharing it with others.
      Freshness  - The  Company is committed  to foods that are fresh, wholesome and safe to eat.
      Organic - The Company seeks out and promotes organically grown foods. Wellness - The Company provides foods and nutritional products that support health and well-being.

Store Operations
The Company has promoted a strong company culture featuring a team approach to store operations which the Company believes is distinctly more empowering of employees than that of the traditional supermarket. Each store employs between 65 and 231 people, organized into up to nine teams, each led by a team leader. Each team is responsible for a different aspect of store operations, such as produce; grocery; meat, poultry and seafood; prepared foods; bakery goods; beer/wine/cheese; nutrition products (nutritional supplements, herbs and body care); customer service; and the front-end section which runs the customer check-out counters. The store teams have significant authority over the store operations for which they are responsible. For example, many teams make buying and pricing decisions for the products sold in their area, subject to general guidelines established by the Company. Teams take collective responsibility for hiring, achieving operational goals and making group decisions which might impact team performance.

The Company intends to create a company-wide consciousness of "shared fate" by uniting the self-interests of team members as closely as possible to the self-interests of customers and of shareholders. One way the Company reinforces this concept is through its various gainsharing programs, under which team members are rewarded bonuses based on achieving goals for team sales, team labor productivity, and team profitability. There is also a team member incentive program which currently rewards team members for sales increases of private label products. The Company also reinforces the shared fate concept by offering team members three programs which encourage stock ownership. Team members are eligible for stock options under the Team Member Stock Option Plan either through seniority or promotion. Team members can also purchase restricted stock at a discount through payroll deductions under the Team Member Stock Purchase Plan. In addition, since 1996 the Company has made its employer's match in the Company's 401(k) plan in Company stock. The Company believes encouraging team members to become shareholders aligns the interests of team members with the interests of its shareholders for the betterment of both stakeholders.

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

Because of the Company's decentralized management structure, an effective store team leader (store manager) is critical to the success of the store. Store team leaders are paid a salary plus a bonus based on store profit contribution. The store team leader works closely with the associate store team leader, as well as with all the team leaders, to operate the store as efficiently and profitably as possible.

Purchasing and Distribution
The Company buyers purchase products for retail sale from regional wholesale suppliers and vendors. Over the last few years, the Company has shifted some of its purchasing operations from the store to the regional and national level. By purchasing on a regional and national level, the Company is able to negotiate better volume discounts with major vendors and distributors. The Company owns and operates eight distribution centers across the country. The largest of the Company's distribution centers, Texas Health Distributors in Austin, Texas, distributes natural products to the Company's stores in Texas and Louisiana as well as to other food retailers. The other seven distribution centers primarily distribute produce and the Company's private label products to Company stores in their prospective regions. In addition, the Company owns a seafood wharf, a produce procurement center, and has established regional commissaries and bakehouses, all of which distribute products to the Company's stores.

Amrion currently imports approximately 75% of its raw materials from various foreign countries. Due to the increase in demand for Amrion's products from the overall growth in the natural products industry, Amrion has developed strategic partnerships with key domestic and international raw material suppliers. These written supply contracts between Amrion and principal raw material suppliers are negotiated each year and provide reasonable assurance that Amrion's supply of raw materials will not be interrupted. However, alternative sources of Amrion's materials are available in the event a supplier is unable to deliver as specified in the written supply contract. The termination of supply by one or more of its vendors could have a temporary adverse effect on Amrion's sales. The cost incurred by Amrion for its raw materials could rise due in the event of a deterioration of the value of the U.S. Dollar against the foreign currencies of Amrion's suppliers. Further cost increases could result due to the increase in demand relative to the supply of these products from the overall growth in the natural products industry.

Store Description
Each of the stores are generally located in high-traffic shopping areas and are either freestanding or in strip centers. The Company has no prototype store. Each store's layout is customized to the actual size and configuration of the particular location. The Company emphasizes strong visual presentations in all key traffic areas of its stores. Merchandising displays are changed frequently and often incorporate seasonal themes. The stores also sponsor a variety of organized in-store activities, such as store tours, samplings, taste fairs and other special events. To further a sense of community and interaction with customers, the stores typically include sit-down eating areas, customer comment boards and centrally located information booths. In addition, many stores offer special services, such as home delivery.

Expansion Strategy
The expansion strategy of the Company is to open or acquire stores in existing regions and in metropolitan areas where the Company believes it can become a leading natural foods supermarket retailer. During fiscal year 1992, the Company acquired two stores operating as Wellspring Grocery in North Carolina, and the Company opened a new store in Mill Valley, California. In fiscal 1993, the Company opened new stores in Raleigh, North Carolina; Chicago, Illinois; San Antonio, Texas and Ann Arbor, Michigan and acquired 13 stores as follows: In October 1992, the Company acquired all of the outstanding stock of Bread & Circus, Inc. ("Bread & Circus"), the largest natural foods supermarket retailer in the Northeast, then operating six natural foods supermarkets located in Massachusetts and Rhode Island. The consideration for the stock consisted of approximately $20.0 million in cash and 691,770 shares of common stock. In September 1993, the Company acquired all of the outstanding stock of Mrs. Gooch's Natural Food Markets, Inc. ("Mrs. Gooch's"), which owned and operated seven natural foods supermarkets in the Southern California area. The Company issued 2,970,596 shares of its common stock in connection with the acquisition, which was accounted for as a pooling-of-interests.

In fiscal 1994, the Company opened new stores in Houston, Texas; Cambridge, Massachusetts; Los Gatos, California; Chicago, Illinois and Dallas, Texas.

In fiscal 1995, the Company closed its three existing stores in Austin and replaced them with two larger, updated stores. Additionally, the Company opened four new stores outside of Austin, one each in Plano, Texas; Boston, Massachusetts; Tustin, California; and St. Paul, Minnesota. In February 1995, the Company acquired substantially all assets and assumed certain liabilities of Unicorn Village, Ltd. (Unicorn), a natural foods supermarket in Southern Florida, in exchange for approximately $4.1 million in cash. Also in February 1995, the Company acquired the outstanding stock of Cana Foods, Inc., which operated two natural foods supermarkets in Northern California, in exchange for approximately $5 million in cash.

In fiscal 1996, the Company opened new stores in Sherman Oaks, CA; Washington, DC; Lakeview, IL; Arlington, VA; Madison, WI and San Francisco, CA. In December 1995, the Company acquired the outstanding stock of Natural Merchants Exchange, Inc. doing business as Oak Street Market, which operated a natural foods market in Evanston, Illinois, in exchange for approximately 195,000 shares of newly issued Company stock. The acquisition was accounted for using the pooling-of-interests method. In August 1996, the Company acquired all of the outstanding stock of Fresh Fields Market, Inc., which operated twenty-two natural foods supermarkets, in exchange for approximately 4,750,000 shares of newly issued Company stock. The acquisition was accounted for using the pooling-of-interests method. Subsequent to the acquisition, three stores were closed and two others were relocated pursuant to a plan to close or relocate duplicate stores as a result of the acquisition.

In fiscal 1997, the Company opened new stores in Vienna, VA; La Jolla, CA; Philadelphia, PA; San Rafael, CA; Hillcrest, CA; and relocated the Fresh Fields Naperville store to a new store in Wheaton, IL. In April 1997, the Company acquired the outstanding stock of Bread of Life which owned and operated two natural foods supermarket stores in Florida with a third store in development in exchange for approximately 106,000 shares of newly issued Company stock. The acquisition was accounted for using the pooling-of-interests method. In August 1997, the Company acquired the outstanding shares of The Granary Market which operated a natural foods market in Monterey, CA in exchange for approximately 33,000 shares of newly issued Company stock. The acquisition was accounted for using the pooling-of-interests method. This store will be relocated when the Company's new store opens in Monterey, CA. In September 1997, the Company acquired the outstanding stock of Amrion, Inc., a producer and marketer of nutriceuticals and nutritional supplements, for approximately 4.7 million shares of newly issued Company stock. The acquisition was accounted for using the pooling-of-interests method.

In fiscal 1998, the Company intends to open approximately seven new stores and relocate two existing stores. Subsequent to the end of fiscal 1997, the Company signed a definitive agreement to merge with Merchant of Vino, which operates four gourmet / natural foods stores and two specialty wine and gourmet food shops in the Detroit area, in exchange for approximately 1 million shares of newly issued Company stock. The merger transaction is intended to be accounted for using the pooling-of-interests method. Subsequent to the end of fiscal 1997, the Company also signed a definitive agreement to merge with Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, in exchange for approximately 175,000 shares of common stock. The merger transaction is intended to be accounted for using the pooling-of-interests method.

In selecting store locations, the Company uses an internally-developed model to analyze potential markets on such criteria as income levels, population density and educational levels. The Company believes that a metropolitan area with population in excess of 200,000 is generally large enough to support a Whole Foods Market. After the Company has selected a target site, it retains an independent third party consultant to project sales. The Company intends to cluster several stores in the larger metropolitan areas. Clustering stores permits advantages such as increased purchasing power, specialized expertise in all team areas, greater advancement opportunities for store staff and economies of scale in promotion and advertising.

The Company typically opens a new store approximately twelve to eighteen months after a store site is selected and the lease is signed. The Company estimates that its cash requirements to open a new store will range (depending on the size of the new store, geographic location, degree of work performed by the landlord, and complexity of site development issues) from $3 million to $12 million, excluding new store inventory (approximately $400,000). The Company usually incurs on average $500,000 in pre-opening expenses which are expensed in the quarter in which the store is opened.

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

Amrion utilizes direct mail of Company designed catalogs, brochures and individual mail pieces which highlight product lines and current promotional activities. Amrion complements its direct mail activities with print advertising, free standing inserts and package insert programs. Additionally, Amrion's retail and health care professional divisions, which target health food stores, health care providers and mass merchandisers, utilize marketing strategies which include direct mail, telemarketing contact, personal visits from sales representatives, consumer and trade advertising, point of sale materials, free standing inserts with coupons in newspapers and radio advertising.

Competition
The Company's natural foods competitors currently include other natural foods supermarkets, traditional and specialty supermarkets, other natural foods stores and small specialty stores. Although the Company historically has encountered limited competition in its geographic markets with other stores operating in the natural foods supermarket format, it has faced increased competition in recent years from such stores, particularly in new markets, and expects to encounter additional competition from such stores in its existing markets and in new markets. When the Company faces such direct competition, there can be no assurance that the Company will be able to compete effectively or that increased competition will not adversely impact the Company's results of operations. In addition, traditional and specialty supermarkets compete with the Company in one or more product categories and may expand more aggressively in marketing a broad range of natural foods and thereby compete more directly with the Company for products, customers and locations. Some of the Company's competitors have been in business longer or have greater financial or marketing resource than the Company and may be able to devote greater resources to securing suitable locations and to the sourcing, promotion and sale of their products.

The business of developing, manufacturing and marketing vitamins, minerals and other nutritional supplements is highly competitive. It is not possible to accurately assess the number and size of competitors, as the nutritional supplement industry is composed of many small companies, many of which are privately-held and do not publish sales and marketing figures. The Company believes that Amrion's competitive pricing, quality of advertising, comprehensive lines of quality products and customer service commitment enable it to compete favorably with other vitamin and nutritional supplement companies.

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

The manufacturing, processing, formulating, packaging, labeling and advertising of products, particularly the nutriceutical and nutritional supplement products developed, produced and marketed by Amrion, are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission (the "CPSC"), the United States Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Amrion's activities are also regulated by various agencies of the states, localities and foreign countries to which Amrion's products are distributed and in which Amrion's products are sold.

Employees
As of September 28, 1997, the Company had over 11,000 employees, including approximately 9,459 full-time and 1,809 part-time employees. The Company sponsors a partially self-insured health care benefits plan for participating employees. The Company does not subscribe to any workers' compensation insurance program with respect to its employees in Texas and instead maintains a reserve for job-related injury claims. The employees of the Company are not represented by a labor union or collective bargaining agreement. The Company stores in Berkeley and Los Gatos, CA; St. Paul, MN; and Madison, WI were subjected to informational pickets by the local retail clerks' and butchers' unions for a period of approximately ten to eighteen months after their opening. The Company store in Brentwood, CA has been under an informational picket by the local retail union from its opening through the time of this printing.

Trademarks
The names "Whole Foods Market," "Wellspring," "Bread & Circus," "Mrs. Gooch's", "Unicorn Village Market", "Fresh Fields Market", "Bread of Life", "Granary Market", "Good for You Foods" and the Company's stylized logos are registered service marks of the Company. The Company also owns common law trademarks and trademark registrations on certain product names used by Amrion.

Risk Factors
The Company wishes to caution readers that the following important factors, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Except for historical information, the matters discussed in such oral and written communications are forward- looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new stores, the impact of competition and other risks detailed below. "Forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

Growth Dependent on Expansion. The Company's strategy is to expand through a combination of new store openings and acquisitions of existing stores as well as the possible acquisition or development of businesses with complimentary product lines and related lines of business. Successful implementation of this strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that the Company's expansion strategy can be successfully executed.

Continued growth of Whole Foods will depend to a significant degree upon its ability to open or acquire new stores in existing and new markets and to operate these stores on a successful basis. Further, the Company's expansion strategy is dependent on finding suitable locations, and Whole Foods faces intense competition with other retailers for such sites. There can be no assurance that Whole Foods will be able to open or acquire new stores in a timely manner and to operate them on a successful basis. In addition, there can be no assurance that Whole Foods can successfully hire and train new employees and integrate them into the programs and policies of Whole Foods or adapt its distribution, management information and other operating systems to the extent necessary to operate new or acquired stores in a successful and profitable manner and adequately supply natural foods products to these stores at competitive prices.

There can be no assurance that Whole Foods will continue to grow through acquisitions. To the extent Whole Foods further expands by acquiring existing businesses, there can be no assurance that Whole Foods can successfully integrate the acquired businesses into its operations and support systems, and that the operations of acquired businesses will not be adversely affected as the Company's decentralized approach to operations is introduced.

Capital Needed for Expansion. The acquisition of existing stores, the opening of new stores and the development of new production and distribution facilities requires significant amounts of capital. In the past, the Company's growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, and internally generated cash flow. These and other sources of capital may not be available to Whole Foods in the future.

Quarterly Fluctuations. The Company's quarterly results of operations may fluctuate significantly as the result of the timing of new store openings and the range of operating results which may be generated from newly opened stores. The Company expenses pre-opening costs associated with a new store opening during the quarter in which the store is opened. Accordingly, quarter to quarter comparisons of results of operations have been and will be materially impacted by the timing of new store openings. In addition, the Company's quarterly operating results could be adversely affected by losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in merchandise costs and possible supply shortages.

Competition. The Company's competitors include other natural foods stores, large and small traditional and specialty supermarkets and grocery stores. These stores compete with Whole Foods in one or more product categories. In addition, traditional and specialty supermarkets are expanding more aggressively in marketing a broad range of natural foods and thereby competing directly with Whole Foods for products, customers and locations. Some of these potential competitors have been in business longer or have greater financial or marketing resources than Whole Foods and may be able to devote greater resources to the sourcing, promotion and sale of their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits, and/or greater operating costs such as marketing.

The sales of nutritional supplements, nutricueticals and other fitness and health-related products are highly competitive, and the Company expects that Amrion will face such continued competitive pressure in the future. Amrion's nutritional supplement products, which are its largest source of revenue, compete on a national and regional basis directly with other specialty health retailers, nutritional supplement manufacturers and mass merchandisers such as drug stores and supermarkets. Many of these competitors are substantially larger and have greater resources than Whole Foods.

Personnel Matters. Whole Foods is dependent upon a number of key management and other personnel. The loss of the services of a significant number of key personnel within a short period of time could have a material adverse effect upon Whole Foods. The Company's continued success is also dependent upon its ability to attract and retain qualified employees to meet Whole Foods' future needs. The Company faces intense competition for qualified personnel, many of whom are subject to offers from competing employers, and there can be no assurance that Whole Foods will be able to attract and retain such personnel. Whole Foods does not maintain key person insurance on any employee.

Integration of Acquired Operations. By acquiring many new stores and certain manufacturing type businesses in the last several years, the Company has materially increased the scope of its operations by (i) increasing the number of its stores and entering new markets and (ii) including the manufacturing of nutriceuticals and nutritional supplements and the direct marketing of these. There can be no assurance that comparable store sales of acquired stores will increase to or be maintained at the level achieved by existing Whole Foods stores. Additionally, there can be no assurance that the operations of acquired stores will not be adversely affected as a result of the introduction of the Company's team approach to store operations, or the response of customers to the changes in operations and merchandising mix made by new ownership. With respect to the Company's acquisition of manufacturing operations, there can be no assurance that current retail stores which are customers of the acquired companies will continue to do business with such companies after they become subsidiaries of Whole Foods, nor can there be any assurance that Whole Foods can realize the expected benefits from the acquisition of these companies. The integration of acquired operations into Whole Foods will require the dedication of management resources which may temporarily detract from attention to day-to-day business of the Company.

Negative Impact of Litigation Possible. From time to time the Company is the subject of various lawsuits arising in the ordinary course of business. Additionally, like other retailers, distributors and manufacturers of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Although not currently anticipated by management, the Company's results could be materially impacted by legal and settlement expenses related to such lawsuits.

Government Regulation. The manufacturing, processing, formulating, packaging, labeling and advertising of products, particularly the nutriceutical and nutritional supplement products developed, produced and marketed by Amrion, are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA and the EPA. Amrion's activities are also regulated by various agencies of the states, localities and foreign countries to which Amrion's products are distributed and in which Amrion's products are sold.

The composition and labeling of nutritional supplements and nutricueticals, which comprise a significant majority of Amrion's products, is most actively regulated by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act ("FFDC Act"). The FFDC Act has been revised in recent years by the Nutrition Labeling and Education Act of 1990 ("NLEA") and by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). While in the judgment of Whole Foods Market these regulatory changes are generally favorable to the nutritional supplements industry, there can be no assurance that Amrion will not in the future be subject to additional laws or regulations administered by various regulatory authorities. In addition, there can be no assurance that existing laws and regulations will not be repealed or be subject to more stringent or unfavorable interpretation by applicable regulatory authorities.

Final rules establishing labeling and notification requirements for dietary supplements were promulgated by the FDA on September 23, 1997. The labeling portion of the regulations takes effect on March 23, 1999. Amrion is in the process of implementing the labeling and notification provisions. Additionally, on February 6, 1997, the FDA published an advance notice of proposed rulemaking
(ANPR) which seeks to establish current good manufacturing practice (CGMP) regulations for dietary supplements. Final rules implementing CGMP regulations will likely issue and take effect in late 1998 or early 1999. It is also anticipated that the FTC will issue a guidance document for the dietary supplement industry in the first half of 1998.

The Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can it determine what effect either additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on the Company's results of operations and financial condition.

Governmental regulations in foreign countries where the Amrion plans to expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of Amrion's products.

Sales Concentrations of Major Products. Three product groups collectively comprise a majority of Amrion's net sales. These product groups are known as Coenzyme Q10, Ginkgo Biloba and Bilberry. Although historically sales of these products have increased annually, there can be no assurance this trend will continue or that current revenues attributed to the products will be maintained. To the extent customer demand for these product groups declines, Amrion's sales would be adversely affected. To reduce the potential adverse effect of a decreased demand for any of these products, Amrion continually adds new products to its existing line.

Item 2.    Properties

The Company owns the New Orleans store location. Amrion owns a 31,000 square foot manufacturing, distribution and warehousing facility and a 64,500 square foot adjacent lot near Boulder, Colorado. Amrion also owns a 20,000 square foot office building in Boulder. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from 1 to 21 years. The Company has options to renew most of its leases with renewal periods ranging from 5 to 50 years.

In 1995, the Company developed a project in Austin, Texas which houses one of the new Austin stores (named Sixth and Lamar), the new corporate headquarters, and a bookstore. The underlying property is leased from a third party under a ground lease which has a base term of twenty years with ten options to renew for five years each. The Company has entered into a lease with the bookstore which has a base term of twenty years with two options to renew for five years each. Certain officers of the Company are also shareholders of the bookstore in which they own a combined 13.4% of the outstanding stock. The Company believes that the terms of the lease between the Company and the bookstore are on terms no less favorable to the Company than could have been negotiated with an independently owned retailer. This is partially based on an appraisal of the lease by an independent appraisal firm. The income from this lease is not material to the operations of the Company.

Item 3.    Legal Proceedings

From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business which have not resulted in any material losses to date.

Item 4.    Submission of Matters to a Vote of Security Holders

On September 11, 1997, the Company held a Special Meeting of its Shareholders. At the Special Meeting, the shareholders were asked to consider and act upon the following:

Proposal (1) To consider and vote upon a proposal to issue approximately 4,680,000 shares of Common Stock, no par value of Whole Foods, upon the consummation of the transactions contemplated by that certain Agreement and Plan of Merger dated June 9, 1997, by and among Amrion, Inc., Whole Foods and a subsidiary of Whole Foods, pursuant to which Amrion would become a wholly owned subsidiary of Whole Foods, and each issued share of Common Stock of Amrion would be converted into the right to receive .87 shares of Common Stock of Whole Foods;

Proposal (2) To consider and act upon a proposed amendment to the 1992 Stock Option Plan for Team Members to increase the number of shares of Common Stock of Whole Foods issuable upon exercise of stock options under the Option Plan from 3 million to 4 million shares of Common Stock; and

Proposal (3) To consider and act upon a proposed amendment to the Option Plan to limit the number of shares of Common Stock of Whole Foods underlying options granted under the Option Plan which may be granted to any team member during any fiscal year to not more than 100,000 shares.

The following indicates the number of shares voted for and against the proposals as well as abstentions.

Proposal         Votes For              Votes Against           Votes Abstained

  (1)             11,969,787                  67,845                53,817
  (2)              9,859,945               2,156,671                74,833
  (3)             15,625,762                  72,293                71,236

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol "WFM." The following sets forth the high and low last reported sales prices for the Company's last two fiscal years.

                                                         High             Low
         Fiscal 1996
September 25, 1995 to January 14, 1996                  $15.00           $10.94
January 15, 1996 to April 7, 1996                       $18.50           $13.75
April 8, 1996 to June 30, 1996                          $28.50           $17.75
July 1, 1996 to September 29, 1996                      $35.88           $24.00

         Fiscal 1997
September 30, 1996 to January 19, 1997                  $27.75           $17.50
January 20, 1997 to April 13, 1997                      $24.50           $17.50
April 14, 1997 to July 6, 1997                          $33.75           $20.50
July 7, 1997 to September 28, 1997                      $36.63           $32.38


The Company had approximately 1,359 record holders of its common stock as of November 30, 1997.

The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's present bank credit agreement contains certain restrictive covenants that include the unavailability of the payment of dividends on common stock.

In fiscal year 1997 the Company issued the following unregistered securities:

(1) In April 1997, the Company issued 199,903 shares of Common Stock to the former stockholders of Bread of Life, Inc. as consideration for the Company's acquisition of Bread of Life.

(2) In August 1997, the Company issued 32,977 shares of Common Stock to the former stockholder of Organic Merchants, Inc., doing business as Granary Market, Inc., as consideration for the Company's acquisition of Organic Merchants, Inc.

In  issuing  such   securities,   the  Company  relied  on  the  exemption  from
registration and prospectus delivery requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act.

Item 6.    Selected Financial Data

Whole Foods Market, Inc. and Subsidiaries
Summary Financial Information In thousands, except per share and operating data


                                                      Sept 28      Sept 29      Sept 24      Sept 25        Sept 26
                                                         1997         1996         1995         1994           1993
-------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations (1)
Sales                                           $   1,117,346      946,353      748,691      597,294        455,672
Cost of goods sold and occupancy costs                749,551      645,925      504,211      402,471        307,318
-------------------------------------------------------------------------------------------------------------------
Gross profit                                          367,795      300,428      244,480      194,823        148,354
Selling, general and administrative expenses          312,703      266,107      225,755      177,850        140,086
Pre-opening and relocation costs                        5,243        5,903        6,361        9,145          7,442
Merger and reorganization expenses                      4,887       38,516            0            0          3,094
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                          44,962      (10,098)      12,364        7,828         (2,268)
Interest expense                                       (6,044)      (4,671)      (2,368)        (127)          (487)
Interest and other income                                 450          650        1,087        1,166          1,255
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       39,368     (14,119)       11,083        8,867       (1,500)
Provision (credit) for income taxes                     12,724      (1,404)        6,899        7,095         5,529
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $       26,644     (12,715)        4,184        1,772       (7,029)
===================================================================================================================
Net income (loss) per share                     $         1.05       (0.53)         0.18         0.08        (0.35)
===================================================================================================================
Weighted average shares outstanding                     25,382       23,792       23,402       22,718        19,930
===================================================================================================================

Operating Data
Number of stores at end of period                           75           68           61           49            42
Store sales per square foot                     $          638          636          625          639           597
Average weekly sales per store                  $      277,141      253,555      238,776      243,520       217,116
Comparable store sales increase (2)                       8.3%         5.4%         6.2%         9.9%         11.6%

Consolidated Balance Sheet Data (End of Year)
Working capital                                 $       36,621       15,648          871       21,876        17,569
Total assets                                           399,678      340,819      290,414      221,510       176,921
Long-term debt (including current maturities)           93,844       85,291       53,721        8,389         5,607
Shareholders' equity                                   205,465      172,024      172,353      167,232       137,025


(1) The combined financial information above for periods prior to the merger with Amrion, accounted for as a pooling-of-interests, is based on the respective historical financial statements and other financial information of the Company and Amrion. For fiscal year 1997, Whole Foods Market financial information as of and for the fiscal year ended September 28, 1997 has been combined with Amrion information as of and for the twelve months ended September 28, 1997. For all other years presented, Whole Foods Market financial information as of and for the fiscal years ended in September as indicated above has been combined with Amrion financial information as of and for the fiscal years ended December 31 of the same year. Fiscal years 1997, 1995, 1994 and 1993 are 52-week years and fiscal year 1996 is a 53-week year.

(2) For internal reporting purposes, the Company's fiscal year is comprised of 13 accounting periods generally consisting of four weeks each. Sales of a store are deemed to be "comparable" commencing in the fifty-third full week during which the store was open. The comparable store sales increase for fiscal 1997 is based on comparable 52-week years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 75 stores as of September 28, 1997 both by opening new stores and acquiring existing stores from third parties. The results of the Company's operations have been and will continue to be materially affected by the timing and number of new store openings. New stores may incur operating losses for the first one or two years of operations. The Company's results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 1997 and 1995 are 52-week years and fiscal year 1996 is a 53-week year. On September 11, 1997 the shareholders approved the pooling-of-interests merger between Whole Foods Market and Amrion, Inc., a Boulder, Colorado-based company engaged in developing, producing and marketing nutriceuticals and nutritional supplements. The information contained herein has been restated to present the combined results of operations for the years shown. For fiscal year 1997, Whole Foods Market financial information as of and for the fiscal year ended September 28, 1997 has been combined with Amrion information as of and for the twelve months ended September 28, 1997. For all other years presented, Whole Foods Market financial information as of and for the fiscal years ended the last Sunday in September has been combined with Amrion financial information as of and for the same years ended December 31. On August 30, 1996 the shareholders approved the pooling-of-interests merger between Whole Foods Market and Fresh Fields Markets, Inc. Whole Foods Market financial information for fiscal years 1996 and prior was combined with Fresh Fields information in the same manner as described for Amrion above.

Development Activity
The following is a schedule of stores opened, relocated, closed and acquired during fiscal years 1997, 1996 and 1995:

Rockville                           Rockville, MD             relocated 10/94
Plano                                   Plano, TX                opened 11/94
Symphony                            Cambridge, MA                 opened 1/95
Campbell                             Campbell, CA               acquired 2/95
Cupertino                           Cupertino, CA               acquired 2/95
relocated 8/96
Aventura                             Aventura, FL               acquired 2/95
Greenwich                           Greenwich, CT                 opened 3/95
Wynnewood                           Wynnewood, NJ                 opened 4/95
Sixth and Gateway                      Austin, TX     3 stores relocated to 2
                                                            in April / May 95
St. Paul                             St. Paul, MN                 opened 5/95
Millburn                             Millburn, NJ                 opened 6/95
Montclair                           Montclair, NJ                 opened 6/95
Tustin                                 Tustin, CA                 opened 7/95
Gaithersburg                     Gaithersburg, MD                 opened 9/95
                                                                 closed 10/96
Reston                                 Reston, VA                opened 11/95
Oak Street                           Evanston, IL              acquired 12/95
                                                                  closed 9/96
Sherman Oaks West                Sherman Oaks, CA                 opened 1/96
Tenley                             Washington, DC                 opened 1/96
Georgetown                         Washington, DC                 opened 1/96
Lakeview                             Lakeview, IL                 opened 2/96
Manhasset                         Munsey Park, NY                 opened 2/96
Arlington                           Arlington, VA                 opened 2/96
Durham                                 Durham, NC              relocated 2/96
Mt. Washington                      Baltimore, MD                 opened 5/96
Madison                               Madison, WI                 opened 6/96
West LA                           Los Angeles, CA              relocated 7/96
Franklin                        San Francisco, CA                 opened 7/96

Vienna                                 Vienna, VA                opened 11/96
LaJolla                               LaJolla, CA                opened 11/96
Philadelphia                     Philadelphia, PA                 opened 1/97
Wheaton                               Wheaton, IL              relocated 2/97
Hillcrest                           San Diego, CA                 opened 4/97
San Rafael                         San Rafael, CA                 opened 4/97
Federal                        Ft. Lauderdale, FL               acquired 4/97
Plantation                         Plantation, FL               acquired 4/97
Granary                              Monterey, CA               acquired 8/97

Results of Operations
The following table sets forth the statement of operations data of Whole Foods Market expressed as a percentage of sales for the fiscal years indicated:

Year Ended                                                                  1997             1996              1995
===================================================================================================================
Sales                                                                      100.0%           100.0%           100.0%
Cost of goods sold and occupancy costs                                      67.1             68.3             67.3
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                                32.9             31.7              32.7
Selling, general and administrative expenses                                28.0             28.1              30.2
Pre-opening and relocation costs                                             0.5              0.6               0.8
Merger and reorganization expenses                                           0.4              4.1               0.0
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                4.0             (1.1)              1.7
Interest expense                                                            (0.5)            (0.5)             (0.3)
Interest and other income                                                    0.0              0.1               0.1
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                            3.5             (1.5)              1.5
Provision (credit) for income taxes                                          1.1             (0.1)              0.9
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            2.4%           (1.3)%              0.6%
===================================================================================================================


Figures may not add due to rounding

Sales
Sales for all years shown reflect increases due to new stores opened and acquired and comparable store sales increases of 8.3%, 5.4% and 6.2% for fiscal years 1997, 1996 and 1995, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Comparable store sales in Southern California in fiscal year 1997, particularly the first three quarters, and the last quarter of fiscal 1996 were negatively impacted by the July 1996 name change from Mrs. Gooch's to Whole Foods Market. Comparable store sales increases generally resulted from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. Additionally, net sales by Amrion increased over the prior year by 25.5%, 40.0% and 53.5% for fiscal years 1997, 1996 and 1995, respectively. Sales increases by Amrion resulted from improved customer acquisition programs and expanded retail and mass market distribution programs. The Company believes that historical sales trends may not necessarily be indicative of future results of operations.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs, plus contribution from non-retail grocery distribution and food preparation operations. The Company's consolidated gross profit in fiscal year 1997 increased as a percentage of sales to 32.9% from 31.7% in fiscal year 1996. This increase reflects improved gross margins in the former Fresh Fields stores, increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, and continued improvement by new stores with respect to product procurement and merchandising and controlling spoilage. Gross profit in fiscal 1996 decreased as a percentage of sales from 32.7% in fiscal 1995 due primarily to a price reduction strategy which negatively impacted gross margin in the Fresh Fields stores prior to the merger with Whole Foods Market. In all years, gross profit margins were positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting increasing experience levels and operational efficiencies of the store teams. Additionally, gross profit margins were positively affected in all years by the increased percentage of sales in certain regions and in departments such as prepared foods where the Company achieves higher gross profits, and by continued reductions in product costs at Amrion resulting from increased in-house manufacturing and improved materials procurement.

Selling, General and Administrative Expenses
Selling, general and administrative expenses in fiscal 1997 decreased as a percentage of sales to 28.0% from 28.1% in fiscal 1996 and 30.2% in fiscal 1995. In fiscal 1997, direct store expenses as a percentage of sales increased slightly over the prior year due to the growth of the Company's retail operations in regions where the Company experiences higher operating costs, offset by reduced direct store expenses as a percentage of sales for new stores as compared to historical new store results. In 1996 direct store expenses as a percentage of sales decreased from the prior year, reflecting the impact of reductions in labor and other costs in the Fresh Fields stores related to the above mentioned price reduction strategy. For all years, the decreases in selling, general and administrative expenses as a percentage of sales reflect increases in store sales without comparable increases in administrative staff, These decreases were offset by increased market development costs and increased administrative staff at Amrion. Whole Foods Market has historically been able to expand without a significant increase in general and administrative costs. However, in certain circumstances the Company has increased the number of administrative and support personnel at the regional and national levels in connection with the implementation of new management information systems and to support current and planned growth.

Pre-opening and Relocation Costs
Whole Foods Market developed and opened five new stores in fiscal 1997, nine new stores in fiscal 1996, and ten new stores in fiscal 1995. The Company relocated a store in the Chicago area to a new, larger location in fiscal 1997, three stores and the Fresh Fields corporate office in fiscal 1996, and three stores and its national corporate office in fiscal 1995. In fiscal 1997, the Company also recognized estimated costs to close a store in San Antonio in connection with the relocation of that store in the first quarter of fiscal 1998.
Pre-opening and relocation costs in fiscal 1997, 1996 and 1995 were approximately $5.2 million, $5.9 million and $6.4 million, respectively. Pre-opening costs include hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store openings, and are expensed in the quarter of store opening. Pre-opening costs are generally higher in locations which are some distance from an existing base of operations due to higher training, travel and moving costs. Relocation costs consist of losses on dispositions of fixed assets and inventories, remaining lease payments and other costs of holding replaced facilities and other related expenses.

Merger and Reorganization Expenses
Merger expenses in fiscal 1997 include transaction expenses associated with the acquisition of Amrion, Inc. Merger and reorganization expenses in fiscal 1996 include severance, transaction expenses, duplicate system disposal costs and conforming accounting adjustments associated with the acquisition of Fresh Fields, and severance and other costs associated with the restructuring of the Southern California region. Additionally, fiscal 1996 expenses include losses on the disposition of store assets, remaining rent and lease termination costs recognized pursuant to a plan initiated at the time of the Fresh Fields acquisition to close or relocate duplicate stores. Specifically, the plan included the following store changes: (1) the Fresh Fields Elston store in the Chicago area was closed in September 1996 and sales of the nearby Whole Foods Market Lincoln Park and Lakeview stores increased in fiscal 1997 as a result of the transfer of customers to those stores; (2) the Whole Foods Market Oak Street store in the Chicago area was closed in September 1996 and sales of the nearby Fresh Fields Evanston store increased as a result of the transfer of customers to that store; (3) the Fresh Fields Gaithersburg store in the Washington DC area was closed in November 1996 just prior to the opening of the Whole Foods Market Vienna store. The Company believes that the initial sales of the Vienna store were positively impacted by the transfer of customers from the Gaithersburg store; and, (4) the Fresh Fields Naperville and Evanston stores in the Chicago area have been relocated in fiscal 1997 and early fiscal 1998, respectively, to two nearby Whole Foods Market stores. The Company believes that the two new stores service a trade area which overlaps with the trade area of the two Fresh Fields stores, and that the new stores will experience greater sales and profits as a result of the closing of these stores. At September 28, 1997, the Company has lease termination provisions remaining under the plan totaling approximately $9.1 million. The Company does not expect the ultimate payment of these liabilities to materially affect its liquidity.

Interest Expense
From the time of the Whole Foods Market initial public offering in 1992 until 1995, new store development and acquisitions were financed primarily through equity offerings and with funds generated from operations. In fiscal 1995, the Company began drawing on its $75 million bank line of credit to fund expansion needs which exceeded cash flow from operations. In 1996, the Company continued to draw on that line of credit and refinanced a portion of the outstanding balance with $40 million in newly issued senior notes. In 1997 the Company amended and increased its bank line of credit to $100 million. Interest expense related to the Company's borrowings was approximately $6.0 million in fiscal 1997, $4.7 million in fiscal 1996, and $2.4 million in fiscal 1995, net of capitalized interest associated with stores under development.

Income Taxes
The Company's effective tax rate was 32.3% and 62.2% in fiscal 1997 and 1995, respectively, and a credit of 10.0% in fiscal 1996. The income tax rate for fiscal 1997 reflects the utilization of approximately $3.9 million of net operating loss carryforwards acquired in the Fresh Fields merger on which a valuation allowance had previously been provided. As of September 28, 1997, the Company has remaining net operating loss carryforwards of approximately $17.8 million related to net operating losses incurred by Fresh Fields from its inception until the fiscal 1996 acquisition by Whole Foods Market which are available to offset certain future taxable income. The fiscal 1996 effective tax rate reflects the non-deductibility for federal income tax purposes of certain merger transaction costs that were expensed for financial accounting and reporting purposes in that year. The income tax provision for fiscal 1995 is the expense associated with the Company's income before taxes excluding the operating losses of Fresh Fields, which could not be utilized for income tax purposes to offset the Company's taxable income in that year. As of September 28, 1997, the Company does not consider it more likely than not that all net operating loss carryforwards will be utilized based on the limitations due to the application of certain tax laws. A valuation allowance has been recorded for the portion of the net operating loss carryforwards which the Company does not currently consider recognizable.

Business Combinations
On September 11, 1997, the Company completed the merger with Amrion, Inc. in exchange for approximately 4.7 million shares of common stock, plus the assumption of approximately 330,000 outstanding options to purchase shares of common stock. The merger has been accounted for using the pooling-of-interests method. In August 1997, the Company completed the acquisition of Organic Merchants, Inc., doing business as Granary Market, which operated a natural foods market in Monterey, California, in exchange for approximately 33,000 shares of common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Granary financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. In April 1997, the Company completed the acquisition of Bread of Life, Inc., which operated two natural foods markets in South Florida, in exchange for approximately 200,000 shares of common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Bread of Life financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. On August 30, 1996, the Company completed the merger with Fresh Fields Markets, Inc., which operated 22 natural foods supermarkets in exchange for approximately 4.8 million shares of common stock, plus the assumption of approximately 549,000 outstanding options to purchase shares of common stock. This merger was accounted for using the pooling-of-interests method. In December 1995, the Company completed the acquisition of Natural Merchants Exchange, Inc. doing business as Oak Street Market which operated a natural foods market in Evanston, Illinois, in exchange for approximately 195,000 shares of common stock. This acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Oak Street financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination was not restated. In February 1995, the Company acquired the outstanding stock of Cana Foods, Inc., which operated two natural foods supermarkets in Northern California, in exchange for approximately $5 million in cash. Also in February 1995, the Company acquired substantially all assets and assumed certain liabilities of Unicorn Village, Ltd., a natural foods supermarket in South Florida, in exchange for approximately $4.1 million in cash. Both of these acquisitions were accounted for using the purchase method, and the results of operations of the two entities were consolidated with the results of operations of the Company from the dates of acquisition.

Subsequent to the end of fiscal 1997, the Company signed a definitive agreement to merge with Merchant of Vino, which operates four gourmet / natural foods stores and two specialty wine and gourmet food shops in the Detroit area, in exchange for approximately 1 million shares of newly issued Company stock. The merger transaction is intended to be accounted for using the pooling-of-interests method and is expected to be completed in December 1997. Subsequent to the end of fiscal 1997, the Company also signed a definitive agreement to merge with Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, in exchange for approximately 175,000 shares of common stock. The merger transaction is intended to be accounted for using the pooling-of-interests method. Due to the immateriality of Merchant of Vino and Allegro financial statements to the Company's consolidated financial statements, financial information for the periods prior to these combinations will not be restated.

Quarterly Results
The first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks and the fourth quarter consists of 12 or 13 weeks. Fiscal year 1997 is a 52-week year with the fourth quarter consisting of 12 weeks. Fiscal year 1996 is a 53-week year with the fourth quarter consisting of 13 weeks. Because the first quarter is longer than the remaining quarters and contains both the Thanksgiving and Christmas holidays, it typically represents a larger share of the Company's annual sales from existing stores.
Quarter-to-quarter comparisons of results of operations may be materially impacted by the number and timing of new store openings for which related costs are deferred as incurred and expensed in the quarter the store is opened. The Company believes that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following table sets forth selected quarterly unaudited financial information for the fiscal years ended September 28, 1997 and September 29, 1996 (in thousands except per share data):



                                                           1st               2nd              3rd               4th
1997                                                   Quarter           Quarter          Quarter           Quarter
===================================================================================================================
Sales                                             $    312,584           259,800          274,510           270,452
Gross profit                                            99,447            85,284           92,021            91,043
Pre-opening and relocation costs                         1,604             1,129                0             2,510
Merger and reorganization expenses                           0                 0                0             4,887
Income from operations                                  10,778            12,597           14,188             7,399
Income before income taxes                               9,195            11,179           12,922             6,072
Net income                                               5,988             7,218            8,283             5,155
Net income per share                              $       0.24              0.29             0.32              0.20
Weighted average shares outstanding                     24,984            24,996           25,733            25,946
===================================================================================================================

                                                               1st           2nd              3rd               4th
1996                                                       Quarter       Quarter          Quarter           Quarter
===================================================================================================================
Sales                                             $    258,368           215,783          227,466           244,736
Gross profit                                            80,764            70,949           73,831            74,884
Pre-opening and relocation costs                           998             2,712              609             1,584
Merger and reorganization expenses                           0             1,984                0            36,532
Income (loss) from operations                            4,604             4,647            9,507           (28,855)
Income (loss) before income taxes                        3,897             3,954            8,776           (30,745)
Net income (loss)                                          964             2,692            5,818           (22,188)
Net income (loss) per share                       $       0.04              0.11             0.24             (0.93)
Weighted average shares outstanding                     23,641            23,871           24,608            23,792
===================================================================================================================



As a result of the pooling-of-interests merger with Amrion in the fourth quarter of fiscal 1997, the amounts reported above differ from those previously reported in the applicable Whole Foods Market, Inc. quarterly reports on Form 10-Q. Quarterly results for fiscal year 1997 combine Whole Foods Market and Amrion results for each fiscal quarter. Quarterly results for fiscal year 1996 combine Whole Foods Market historical results for each fiscal quarter with Amrion historical results for each calendar quarter of that year.

Liquidity and Capital Resources
At September 28, 1997 and September 29, 1996, the Company's working capital was approximately $36.6 million and $15.6 million, respectively, and the ratio of current assets to current liabilities was 1.47 to 1.0 and 1.26 to 1, respectively. Net cash flow from operating activities was approximately $54.0 million, $28.8 million and $36.2 million in fiscal 1997, 1996 and 1995, respectively. Whole Foods Market maintains a bank credit agreement which provides for a revolving line of credit of up to $100 million. The amounts borrowed under this agreement are convertible into a four year term loan upon the expiration of the revolving credit term on June 30, 1999. Principal payments are to be made in quarterly installments beginning September 30, 1999. This credit agreement contains certain restrictive covenants, including restrictions upon the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants, including the maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. At September 28, 1997 and September 29, 1996 approximately $52.1 million and $44.1 million, respectively, was drawn under the Company's line of credit agreement. In May 1996 the Company issued $40 million of senior unsecured notes, bearing interest at 7.29% and payable in seven equal annual installments beginning May 16, 2000. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios. Net cash flow from financing activities was approximately $11.8 million, $38.9 million and $44.1 million in fiscal 1997, 1996 and 1995, respectively. Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and, to a lesser extent, the resultant increase in working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $400,000, a substantial portion of which is financed by the vendors of Whole Foods Market. In fiscal 1998, Whole Foods Market plans to open approximately seven new stores, relocate two existing stores and will have under development additional stores that will open in fiscal 1999. The Company will incur additional capital expenditures in fiscal 1998 in connection with ongoing equipment upgrades and resets at its existing stores, development of new production, distribution and office facilities for Amrion and continued development of its management information systems. Net cash flow used by investing activities was approximately $56.4 million, $73.2 million and $93.0 million in fiscal 1997, 1996 and 1995, respectively. The Company expects that cash generated from operations and bank borrowings will be sufficient to fund planned store openings and other cash needs through the end of fiscal 1998, absent any material cash acquisitions.

Adoption of Accounting Standards
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Effective September 29, 1997, the Company will adopt on a retroactive basis SFAS No. 128, which establishes standards for computing and presenting earnings per share
(EPS). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock. The Company has not determined the impact of adoption of SFAS No. 128 on previously disclosed EPS.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," which is effective for financial statements issued for periods beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statements.

Disclaimer on Forward Looking Statements
Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 7(a)  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

See Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

A brief description of each executive officer and director of the Company is provided below. Directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

John Mackey, 44, a co-founder of the Company, has served as a director of the Company, Chairman of the Board and Chief Executive Officer since 1980.

Peter Roy, 41, has served as the President of the Company since August 1993. He served as President of the Northern California Region from 1988 to 1993.

Glenda Flanagan, 44, has served as Vice President and Chief Financial Officer of the Company since December 1988.

James P. Sud, 45, became Vice-President of Operations in March 1997. He had been President of MPS Production Company, an independent oil and gas company engaged in exploration, production and oil field equipment services since 1977. In addition, he served as a director of the Company from 1980 to March 1997.

Carl Morris, 47, has been the Chief Information Officer of the Company since January 1994. For the four prior years, Mr. Morris was the President and co-founder of American Innovations, Inc., a company which developed and sold technology products to the electric utility industry.

Mark S. Crossen, 48, has been the President of Amrion since 1991. The Company acquired Amrion in September 1997.

Rich Cundiff, 40, became President of the Southern California Region in January 1996. He has held various positions with the Company since 1988, including President and Vice President of the Southwest Region and store team leader.

A.C. Gallo, 44, became President of the Northeast Region in July 1996. He had previously served as Vice President of that region since July 1994. Prior to 1994, he has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President of Perishables and produce coordinator.

Chris Hitt, 48, became President of the newly formed Mid-Atlantic Region in August 1996. He had previously served as President of the Northeast Region since October 1992 and has been with the Company since 1985.

Don Moffitt, 42, has served as President of the Southeast Region since October 1992 and has been with the Company since 1981.

Walter Robb, 44, has served as President of the Northern California Region since August 1993. Prior to becoming Regional President he served as store team leader since joining the Company in December 1991.

Dan Rodenberg, 42, became President of the Midwest Region in January 1997. He has held various positions with the Company since 1989, including Vice President of the Mid-Atlantic Region, Vice President of the Midwest Region and store team leader.

Dr. Cristina G. Banks, 45, has served as a director of the Company since July 1992. Dr. Banks is a principal and co-owner of Terranova Consulting Group, a full service management consulting firm which was started in December 1996. She has served as Senior Lecturer on the faculty at the Walter A. Haas School of Business in Berkeley, California since 1985.

David W. Dupree, 44, is a Managing Director of The Carlyle Group, a Washington, D.C. based merchant banking concern, where he has been employed since 1992. Mr. Dupree is also a director of Care Systems, Inc.

Dr. John B. Elstrott, 49, has served as a director of the Company since February 1995. Dr. Elstrott is a founding director of the Levy Rosenblum Institute for Entrepreneurship at Tulane University's A.B. Freeman School of Business which was started in 1991. He has been on the faculty at Tulane since 1982.

Avram J. Goldberg, 67, has been the Chairman of the Board of AVCAR Group, Ltd., a consulting firm specializing in the retail industry, since 1989. Mr. Goldberg also serves as a director of Ekco Group, Inc.

Mr. Fred "Chico" Lager, 43, is a trustee of Fenimore Asset Management Trust, a mutual fund company. He was General Manager and Treasurer of Ben & Jerry's Homemade, Inc. from 1982 to 1988, and the company's President and CEO from 1988 to 1991. He also served as a member of Ben & Jerry's Homemade, Inc. Board of Directors.

Linda A. Mason, 43, has served as a director of the Company since July 1992. She is the co-founder of Bright Horizons Children's Centers, Inc., which operates work-site childcare centers, and has served as its President since 1982.

Dr. Ralph Z. Sorenson, 64, is currently Professor Emeritus of business administration at the University of Colorado, Boulder and has served in various capacities at the University of Colorado since July 1992, including Dean of the College of Business and Graduate School of Business Administration. Dr. Sorenson serves as a director of the Polaroid Corporation, Houghton Mifflin Company, Eaton Vance Incorporated, Exabyte Corporation, Sweetwater, Inc. and Xenometrix, Inc.

Each non-employee director of the Company receives $3,000 for each Board of Directors meeting he or she attends and $500 for each telephone meeting called by the Company which is greater than one hour in length and in which a majority of directors participate. Each non-employee committee chair receives an annual retainer of $1,500. Each non-employee director receives $500 for each committee meeting attended (excluding the Nominating Committee meetings). Each non-employee director who is a member of the Nominating Committee receives $2,500 for each new director recruited. In addition, directors are reimbursed for reasonable expenses incurred in attending Board of Directors meetings. Directors who are employees of the Company are not paid any separate fees for serving as directors.

The Board of Directors held five meetings in fiscal 1997. No director attended fewer than 75% of the meetings of the Board (and any committees thereof) which they were required to attend.

Item 11.   Executive Compensation

The following table sets forth information concerning compensation paid or accrued by the Company during the three-year period ended September 28, 1997 to or for the Company's Chief Executive Officer and the four other highest compensated executive officers of the Company whose total compensation exceeded $100,000.


                                                Summary Compensation Table
                                                --------------------------
                                                                                                     Company
                                                                                 Other Annual         Stock
Name and Principal Position            Year       Salary(1)      Bonus         Compensation(2)       Options
---------------------------            ----       --------     --------        --------------        -------
Mr. Mackey                             1997      $170,000      $ 93,000              $500             8,000
CEO                                    1996       145,000        52,500               500             9,000
                                       1995       130,000             0               250             4,000


Mr. Roy                                1997      $150,000      $103,000              $500             4,000
President                              1996       130,000        67,900               500            19,000
                                       1995       120,000             0               250             4,000


Ms. Flanagan                           1997      $135,000      $105,000              $500             4,000
CFO                                    1996       115,000        78,700               500             9,000
                                       1995       105,000             0               250             4,000


Mr. Morris                             1997      $130,000      $  92,000             $500             4,000
CIO                                    1996       110,000         47,700              500             9,000
                                       1995        95,000              0              250             4,000


Mr. Cundiff (3)                        1997      $145,000      $  75,000             $500             4,000
Regional President                     1996       135,000         62,800              500            29,000



(1) The Company has a policy that limits the cash compensation paid in any one year to any officer to ten times the average full time salary of all Team Members. Amounts earned in excess of the salary limitation may be deferred to the next year, subject to certain restrictions.
(2) Except as otherwise indicated, the amounts indicated reflect the Company's contributions on behalf of the persons indicated to the Whole Foods Market, Inc. Savings Plan and Trust. In 1996 and 1997, the Company's contribution was a maximum of $500 paid in shares of the Company's common stock.
(3) Mr. Cundiff was not an executive officer prior to fiscal 1995 and did not earn more than $100,000 prior to fiscal year 1996.

Option Plans
The following table sets forth certain information with respect to the options granted during the fiscal year ended September 28, 1997 to each executive officer of the Company listed in the Summary Compensation Table set forth under the caption "Executive Compensation."



                                             Option Grants in Fiscal Year 1997
                                             ---------------------------------

                                    Percent of
                                      Total
                                     Options                                           Potential Realizable Value
                                    Granted to     Expiration or                       at Assumed Annual Rates of
                     Number of     Employees in     Base Price                          Stock Price Appreciation
                      Options        Fiscal         Dollars per       Expiration            for Option Term (1)
Name                  Granted        Year           Share (3)           Date                5%               10%
----                ------------- --------------- --------------- ------------------ --------------------------------

Mr. Mackey             4,000                         $22.00            03/25/04          $35,825           $83,487
                       4,000                         $17.63            01/15/04          $28,701           $66,885
                       -----
                       8,000         1.3%

Mr. Roy                4,000         (2)             $22.00            03/25/04          $35,825           $83,487


Ms. Flanagan           4,000         (2)             $22.00            03/25/04          $35,825           $83,487

Mr. Morris             4,000         (2)             $22.00            03/25/04          $35,825           $83,487

Mr. Cundiff            4,000         (2)             $22.00            03/25/04          $35,825           $83,487


(1) The 5% and 10% assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not reflect the Company's estimates or projections of future prices of the shares of the Company's common stock. There can be no assurance that the amounts reflected in this table will be achieved.
(2)  Less than 1%.
(3)  Closing price at date of grant.

The following table sets forth certain information with respect to the options exercised by the executive officers named above during the year ended September 28, 1997 or held by such persons at September 28, 1997. The number of options held at September 28, 1997 includes options granted under the 1992 Option Plan for Team Members and under the 1987 Option and Incentive Plan (the "1987 Plan"). The 1987 Plan was terminated by the Company in 1992, except as to options previously granted.

                     Aggregated Option Exercises in Fiscal Year 1997 and Fiscal Year End Option Values
                     ---------------------------------------------------------------------------------
                                                     Number of Value of Unexercised
                  Shares                         Unexercised Options             In-the-Money Options (2)
                 Acquired       Value            at September 28, 1997             at September 28, 1997
   Name         on Exercise    Realized (1) Exercisable      Unexercisable      Exercisable    Unexercisable
   ----         -----------    ------------ -----------      -------------      -----------    -------------
Mr. Mackey           0                 0       70,450            24,550         $1,987,538          $371,438
Mr. Roy              0                 0       33,950            31,050         $  497,906          $441,719
Ms. Flanagan         0                 0       51,450            19,550         $1,394,913          $285,188
Mr. Morris       6,950           $70,856        8,900            21,150         $  133,606          $305,488
Mr. Cundiff      4,000           $80,500       30,250            36,250         $  717,381          $700,869



(1) Based upon the sale price received for the underlying shares of common stock of Whole Foods.

(2) Based upon the closing price of the common stock of Whole Foods on September 26, 1997, which was $34.875 per share.

Employment Agreement
The Company has entered into an employment agreement with Mark Crossen, an executive officer of Amrion. Mr. Crossen's employment agreement provides that Mr. Crossen will continue to serve as Chief Executive Officer of Amrion and will receive a base salary of $170,000 per year subject to increases determined by the Company Board of Directors, and, in any event, not less than the base salary of the Company's Chief Executive Officer as well as bonuses, stock option grants and other benefits in the same manner and amount comparable to the senior executive officers of the Company. The term of Mr. Crossen's employment agreement began at the date of merger with Amrion and will generally be terminated three years from the date of merger. In consideration for certain non-competition provisions, the Company agreed to pay Mr. Crossen the sum of $300,000 on each of the first, second and third anniversaries of the date of merger, $350,000 on each of the fourth and fifth anniversary of the date of merger and $400,000 on the sixth anniversary of the date of merger (provided Mr. Crossen is not in default under certain non-disclosure and non-competition provisions of the employment agreement).

Retention Agreements
Since November 1991, the Company has entered into Retention Agreements with the executive officers of the Company or its subsidiaries which provide for certain benefits upon an involuntary termination of employment other than for cause after a "Triggering Event." A Triggering Event includes a merger of the Company with and into an unaffiliated corporation if the Company is not the surviving corporation or the sale of all or substantially all of the Company's assets. The benefits to be received by the executive officer whose employment is terminated after a Triggering Event occurs include receipt of his or her annual salary through the one-year period following the date of the termination of employment and the immediate vesting of any outstanding stock options granted to such executive officer.

Compensation Committee Interlocks and Insider Participation
No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a director of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose in this proxy statement any failure to file by these dates. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable shareholders timely filed these reports.

Other information required by this item is set forth in the definitive proxy statement for the annual meeting of shareholders to be held on March 30, 1998 and is hereby incorporated by reference into this Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of November 30, 1997 for (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table set forth under the caption "Executive Compensation," and (iv) all of the directors and officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

                                          Shares Owned (1)
Name                               Number                 Percent
----                               -------                -------
FMR Corp. (2)                      2,217,800                 8.8%
Pilgrim Baxter & Assoc. (2)        1,753,600                 6.9%
Dr. Cristina G. Banks (3)             17,500                 *
Richard Cundiff (4)                   38,500                 *
David W. Dupree                        3,469                 *
Dr. John B. Elstrott (5)               8,100                 *
Glenda Flanagan (6)                   54,250                 *
Avram J. Goldberg (7)                 10,300                 *
Fred "Chico" Lager (8)                 6,200                 *
John P. Mackey (9)                   305,250                 1.2%
Linda A. Mason (10)                   14,900                 *
Carl Morris (11)                       8,900                 *
Peter Roy (12)                        78,000                 *
Dr. Ralph Z. Sorenson (13)             6,500                 *
All directors and officers
  as a group (21 persons)          1,336,452                 5.3%

*      Less than one percent

(1) Includes shares issuable upon exercise of stock options which are vested or will be vested prior to February 10, 1998
(2) Based on information contained in the September 1997 Quarter-End Schedule 13(F).
(3)  Includes options to purchase 17,500 shares of common stock.
(4)  Includes options to purchase 38,500 shares of common stock.
(5)  Includes options to purchase 4,500 shares of common stock.
(6)  Includes options to purchase 54,250 shares of common stock.
(7)  Includes options to purchase 7,300 shares of common stock.
(8)  Includes options to purchase 5,000 shares of common stock.
(9)  Includes options to purchase 74,500 shares of common stock.
(10) Includes options to purchase 14,900 shares of common stock.
(11) Includes options to purchase 8,100 shares of common stock.
(12) Includes options to purchase 38,000 shares of common stock.
(13) Includes options to purchase 5,300 shares of common stock.

Item 13.   Certain Relationships and Related Transactions

John Mackey, Peter Roy and Glenda Flanagan, executive officers of the Company, own approximately 13.4% in the aggregate of BookPeople, Inc. which leases facilities from the Company. The lease is for a period of 20 years and provides for aggregate annual minimum rent of approximately $582,000, with increases every 5 years. In fiscal 1997, the Company received approximately $582,000 in rental income from this lease.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) and (2) Financial Statements and Schedules.
     Reference is made to the listing on page 27 of all financial statements filed as a part of this report. No schedules are required.

(b)  Reports on Form 8-K
     The registrant filed on September 23, 1997 a Form 8-K reporting on the consummation of the merger agreement with Amrion. Financial statements were incorporated from Form S-4 (File No. 333-31269).

(c)  (3) Exhibits
     Reference is made to the Exhibit Index on page 49 for a list of all exhibits filed as a part of this report.


Whole Foods Market, Inc. and Subsidiaries
Index to Consolidated Financial Statements


                                                                                               Page
                                                                                              Number
                                                                                              ------
Independent Auditors' Report                                                                    28
Consolidated Balance Sheets at September 28, 1997 and September 29, 1996                        29
Consolidated Statements of Operations for the fiscal years ended September 28, 1997,
   September 29, 1996 and September 24, 1995                                                    30
Consolidated Statements of Shareholders' Equity for the fiscal years ended
   September 28, 1997, September 29, 1996 and September 24, 1995                                31
Consolidated Statements of Cash Flows for the fiscal years ended September 28, 1997,
   September 29, 1996 and September 24, 1995                                                    32
Notes to Consolidated Financial Statements                                                      34


Whole Foods Market, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors
Whole Foods Market, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. and subsidiaries ("Company") as of September 28, 1997 and September 29, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whole Foods Market, Inc. and subsidiaries as of September 28, 1997 and September 29, 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 28, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
Austin, Texas
November 14, 1997



Whole Foods Market, Inc. and Subsidiaries
Consolidated Balance Sheets In thousands, except share data
September 28, 1997 and September 29, 1996


Assets
                                                                                         1997                  1996
===================================================================================================================
Current assets:
Cash and cash equivalents                                                        $     13,395                 3,997
Marketable securities                                                                   1,089                     0
Trade accounts receivable                                                              11,468                 6,698
Merchandise inventories                                                                64,838                45,804
Prepaid expenses and other current assets                                               8,945                 8,412
Deferred income taxes                                                                  14,158                11,794
-------------------------------------------------------------------------------------------------------------------
      Total current assets                                                            113,893                76,705
Property and equipment, net of accumulated depreciation and amortization              228,215               202,451
Marketable securities                                                                       0                 6,895
Acquired leasehold rights, net of accumulated amortization                             11,418                 6,991
Excess of cost over net assets acquired, net of accumulated amortization               35,577                36,722
Other assets, net of accumulated amortization                                          10,575                11,055
-------------------------------------------------------------------------------------------------------------------
                                                                                 $    399,678               340,819
===================================================================================================================

Liabilities and Shareholders' Equity
                                                                                         1997                  1996
===================================================================================================================
Current liabilities:
Current installments of long-term debt and capital lease obligations             $      1,171                 1,014
Trade accounts payable                                                                 30,900                25,849
Accrued payroll, bonus and employee benefits                                           21,722                11,973
Other accrued expenses                                                                 23,479                22,221
-------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        77,272                61,057
Long-term debt and capital lease obligations, less current installments                92,673                84,277
Deferred rent liability                                                                 6,407                 5,607
Other long-term liabilities                                                            10,091                10,861
Deferred income taxes                                                                   7,770                 6,993
-------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                               194,213               168,795
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized; 24,453,000 and
    23,792,000 shares issued and outstanding in 1997 and 1996, respectively           192,514               183,305
Unrealized loss on securities available for sale                                         (125)                 (217)
Retained earnings (deficit)                                                            13,076              (11,064)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            205,465               172,024
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
                                                                                 $    399,678               340,819
===================================================================================================================


See accompanying notes to consolidated financial statements.


Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Operations In thousands, except per share data Fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995


                                                                            1997             1996              1995
===================================================================================================================
Sales                                                            $     1,117,346          946,353           748,691
Cost of goods sold and occupancy costs                                   749,551          645,925           504,211
-------------------------------------------------------------------------------------------------------------------
      Gross profit                                                       367,795          300,428           244,480
Selling, general and administrative expenses                             312,703          266,107           225,755
Pre-opening and relocation costs                                           5,243            5,903             6,361
Merger and reorganization expenses                                         4,887           38,516                 0
-------------------------------------------------------------------------------------------------------------------
      Income  (loss) from operations                                      44,962          (10,098)           12,364
Other income (expense):
Interest expense                                                          (6,044)          (4,671)           (2,368)
Interest and other income                                                    450              650             1,087
-------------------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                                   39,368         (14,119)            11,083
Provision (credit) for income taxes                                       12,724          (1,404)             6,899
-------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                          $        26,644         (12,715)             4,184
===================================================================================================================
Net income (loss) per common share                               $          1.05           (0.53)              0.18
===================================================================================================================
Weighted average shares outstanding                                       25,382           23,792            23,402
===================================================================================================================


See accompanying notes to consolidated financial statements.


Whole Foods Market, Inc. and Subsidiaries
Consolidated  Statements of Shareholders' Equity In thousands Fiscal years ended
September 28, 1997, September 29, 1996 and September 24, 1995


                                                                             Unrealized
                                                                              Gain (Loss)
                                                                             on Securities   Retained         Total
                                                        Shares       Common   Available      Earnings     Shareholders'
                                                        Issued       Stock      for Sale    (Deficit)        Equity
                                                        ------       ------  -------------   --------     -------------
Balance at September 25, 1994, as
   previously reported                                  18,356   $  162,413            0     (11,309)       151,104
Adjustments for 1997 pooling-of-interests
   combination                                           4,334       11,632        (484)        4,980        16,128
-------------------------------------------------------------------------------------------------------------------
      Balance at September 25, 1994, as restated        22,690      174,045        (484)      (6,329)       167,232
-------------------------------------------------------------------------------------------------------------------
Issuance of common stock                                   100          618            0            0           618
Change in market value of securities
   available for sale                                        0            0          319            0           319
Net income                                                   0            0            0        4,184         4,184
-------------------------------------------------------------------------------------------------------------------
      Balance at September 24, 1995                     22,790      174,663        (165)      (2,145)       172,353
-------------------------------------------------------------------------------------------------------------------
Adjustment to conform fiscal year
   of pooled entity                                          0            0            0        3,491         3,491
Other acquisition                                          195            8            0          305           313
Issuance of common stock                                   807        7,575            0            0         7,575
Tax benefit related to exercise of
   employee stock options                                    0        1,059            0            0         1,059
Change in market value of securities
   available for sale                                        0            0          (52)           0           (52)
Net loss                                                     0            0            0      (12,715)      (12,715)
-------------------------------------------------------------------------------------------------------------------
      Balance at September 29, 1996                     23,792      183,305        (217)      (11,064)      172,024
-------------------------------------------------------------------------------------------------------------------
Adjustment to conform fiscal year of
   pooled entity                                             0            0            0       (1,268)       (1,268)
Other acquisitions                                         244        2,200            0       (1,236)          964
Issuance of common stock                                   514        7,907            0            0         7,907
Common stock purchased and retired                         (97)      (2,187)           0            0        (2,187)
Tax benefit related to exercise of
   employee stock options                                    0        1,289            0            0         1,289
Change in market value of securities
   available for sale                                        0            0           92            0            92
Net income                                                   0            0            0       26,644        26,644
-------------------------------------------------------------------------------------------------------------------
      Balance at September 28, 1997                     24,453   $  192,514        (125)       13,076       205,465
===================================================================================================================


See accompanying notes to consolidated financial statements.


Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows In thousands
Fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995


                                                                            1997             1996              1995
===================================================================================================================
Cash flow from operating activities
Net income (loss)                                                     $   26,644         (12,715)             4,184
Adjustments to reconcile net income (loss) to net cash flow
from operating activities:
      Depreciation and amortization                                       34,456           26,953            20,957
      Loss on disposal of fixed assets                                       523            1,163               615
      Deferred income taxes (benefit)                                     (1,390)          (7,118)            1,705
      Change in LIFO reserve                                                 800              746               517
      Rent differential                                                      800              882               397
      Loss provision on disposal of fixed assets                           1,422           12,477                 0
      Loss provision on disposal of other assets                             923            4,124                 0
      Lease termination and other closing cost provisions                    165           10,476             1,106
Adjustment to conform fiscal year of pooled entity                        (1,268)           3,491                 0
Lease termination and other merger accrual payments                       (2,956)               0                 0
Other                                                                        449               (5)             (441)
Net change in current assets and liabilities:
      Trade accounts receivable                                           (4,681)          (3,117)             (902)
      Merchandise inventories                                            (18,694)         (11,191)           (7,919)
      Prepaid expenses and other current assets                             (510)          (2,635)            2,188
      Trade accounts payable                                               3,934            5,768             2,783
      Accrued payroll, bonus and employee benefits                         9,671          (3,919)             4,049
      Other accrued expenses                                               3,753            3,467             6,930
-------------------------------------------------------------------------------------------------------------------
   Net cash flow from operating activities                                54,041           28,847            36,169
-------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities
Acquisition of property and equipment                                    (31,062)         (19,812)          (40,732)
Development costs of new store locations                                 (24,566)         (50,288)          (36,483)
Acquisition of mail lists and other intangible assets                     (6,693)          (1,583)           (4,511)
Purchase of marketable securities                                              0                0             (120)
Proceeds from sale of marketable securities                                5,899              988                 0
Payment for purchase of acquired entities, net of cash acquired                0                0           (8,947)
Issuance of note receivable                                                    0                0           (2,568)
Other investing activities                                                     0           (2,480)             383
-------------------------------------------------------------------------------------------------------------------
   Net cash flow used in investing activities                            (56,422)         (73,175)         (92,978)
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            (continued)









Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued) In thousands Fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995

                                                                            1997             1996              1995
===================================================================================================================
Cash flow from financing activities
Net proceeds from long-term borrowings                                $   24,336           80,000            45,509
Payments on long-term debt and capital lease obligations                 (18,277)         (48,711)           (2,082)
Issuance of common stock                                                   7,907            7,575               618
Purchase and retirement of treasury stock                                 (2,187)               0                 0
Minority interest contributions                                                0               33                89
-------------------------------------------------------------------------------------------------------------------
   Net cash flow from financing activities                                11,779           38,897            44,134
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       9,398           (5,431)          (12,675)
Cash and cash equivalents at beginning of year                             3,997            9,428            22,103
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $   13,395            3,997             9,428
===================================================================================================================

Supplemental disclosure of cash flow information Interest and income taxes paid:
   Interest                                                           $    6,733            3,649             1,827
===================================================================================================================
   Federal and state income taxes                                     $   11,221            5,426             4,048
===================================================================================================================

Supplemental disclosure of non-cash financing activities
The Company  acquired  Unicorn  Village,  Ltd. and Cana Foods during  fiscal 1995.  In  connection  with the  acquisitions, liabilities were assumed as follows:
Fair value of assets acquired                                         $        0                0            11,237
Cash paid                                                                      0                0            (9,109)
-------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                   $        0                0             2,128
===================================================================================================================
See accompanying notes to consolidated financial statements.


Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995

(1) Corporate Organization
The consolidated financial statements include the accounts of Whole Foods Market, Inc. and its wholly-owned subsidiaries (Company). All significant intercompany accounts and transactions are eliminated upon consolidation. Where appropriate, prior years' financial statements have been reclassified to conform with the 1997 presentation.

(2) Summary of Significant Accounting Policies
Business
The Company engages in the sale of natural food and nutritional products, primarily through its natural foods supermarkets and direct marketing of nutritional supplements. As of September 28, 1997, the Company operated 75 stores, all of which are located in the United States and engaged in direct marketing of nutritional supplements primarily in the United States.

Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 1997 and 1995 are 52-week years, and fiscal year 1996 is a 53- week year.

Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Marketable Securities
Marketable securities at September 28, 1997 and September 29, 1996 consist of U.S. Treasury and agency securities. The Company classifies its debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the fair value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established. Dividend and interest income are recognized when earned.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll, bonus and employee benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Marketable securities are stated at fair value with unrealized gains and losses included as a component of shareholders' equity until realized. The carrying value of notes payable to banks approximates fair value due to variable interest rates charged on these notes. The carrying value and fair value of senior unsecured notes at September 28, 1997 was $40,000,000 and approximately $40,405,000, respectively. The carrying value and fair value of senior unsecured notes at September 29, 1996 was $40,000,000 and approximately $39,340,000, respectively. The Company estimated the fair value of senior unsecured notes by discounting the future cash flows at the rates currently available to the Company for similar debt instruments of comparable maturities.

Inventories
Inventories, both retail and wholesale, are valued at the lower of cost or market. Cost is principally determined by the last-in, first-out (LIFO) method. The inventory of one subsidiary is determined by the first-in, first-out (FIFO) method. The excess of estimated current costs over LIFO carrying value was approximately $3,226,000 and $2,426,000 at September 28, 1997 and September 29, 1996, respectively.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies, continued
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives (generally 5 to 15 years) using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Pre-opening costs include hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store locations, and are expensed in the quarter of store opening. Capitalized pre-opening costs related to stores not yet open at September 28, 1997 and September 29, 1996 totaled $129,000 and $658,000, respectively. Costs related to a projected site determined to be unsatisfactory and general site selection costs which cannot be identified with a specific store location are charged to operations currently. In 1997, the Company recognized costs totaling $2,510,000 to close a store in San Antonio in connection with the relocation of that store in that first quarter of fiscal 1998.

Other Assets
Acquired leasehold rights are amortized as rent expense over the remaining lease term using the straight-line method. Accumulated amortization of acquired leasehold rights at September 28, 1997 and September 29, 1996 is $1,461,000 and $1,041,000, respectively. Excess of cost over net assets acquired is amortized over 40 years using the straight-line method. Accumulated amortization of excess of cost over net assets acquired at September 28, 1997 and September 29, 1996 is $5,743,000 and $4,689,000, respectively. The carrying value of the excess of cost over net assets acquired is evaluated periodically in relation to such factors as the occurrence of a significant event, the operating performance of each acquired subsidiary and the estimated future undiscounted cash flows of the underlying business of each subsidiary. Other assets include non-competition agreements and certain costs associated with the issuance of debt which are capitalized and amortized over the life of the related agreement using the straight-line method. Also included in other assets at September 28, 1997 and September 29, 1996 is a note receivable of approximately $2,459,000. Accumulated amortization of other assets at September 28, 1997 and September 29, 1996 is $1,615,000 and $455,000, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
On September 30, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

Advertising
The Company expenses the production costs of advertising when the advertising takes place, except for direct-response advertising which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of direct mail advertising, including deferred promotional mailing costs, of the Company's products. The capitalized costs of mailed promotional materials are amortized over the expected promotional benefit period of three months. Advertising expense for fiscal years 1997, 1996 and 1995 was approximately $13,140,000, $10,867,000 and $7,702,000, respectively.

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

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies, continued
Net Income (Loss) per Common and Common Equivalent Share
Net income (loss) per common and common equivalent share is based on the weighted average number of shares outstanding during the fiscal period. Common stock options (whether or not exercisable) are common stock equivalents and have been included in the computation of primary net income per common and common equivalent share when they are dilutive. Fully diluted earnings per share are not significantly different from primary earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The statement, which establishes standards for computing and presenting earnings per share (EPS), requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock. The Company will adopt SFAS No. 128 effective September 29, 1997 on a retroactive basis, as required by SFAS No. 128. The Company has not determined the impact of the adoption of SFAS No. 128 on previously disclosed EPS.

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

(3) Business Combinations
Amrion, Inc.
On June 4, 1997 the Board of Directors of the Company approved the merger with Amrion, Inc. (Amrion), a Boulder, Colorado-based company engaged in developing, producing and marketing nutriceuticals and nutritional supplements, in exchange for approximately 4,680,000 shares of the Company's common stock plus the assumption of approximately 330,000 outstanding options to purchase shares of common stock. The merger was completed on September 11, 1997 and was accounted for using the pooling-of-interests method.

Financial information for the periods prior to the business combination is summarized below. The combined financial statement amounts are based on the respective historical financial statements and the notes thereto. The combined sales and net income (loss) summarized below combine the Company's historical sales and net income (loss) for the fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995, with Amrion's historical sales and net income for the twelve months ended September 30, 1997, and the fiscal years ended December 31, 1996 and December 31, 1995 (in thousands except per share data).


                                                                            1997             1996              1995
===================================================================================================================
Sales
   Whole Foods Market                                            $     1,049,283          892,098           709,935
   Amrion                                                                 68,063           54,255            38,756
-------------------------------------------------------------------------------------------------------------------
   Combined                                                      $     1,117,346          946,353           748,691
===================================================================================================================

Net income (loss)
   Whole Foods Market                                            $        20,884         (17,234)             1,073
   Amrion                                                                  5,760            4,519             3,111
-------------------------------------------------------------------------------------------------------------------
   Combined                                                      $        26,644         (12,715)             4,184
===================================================================================================================
   Combined net income (loss) per share                          $          1.05           (0.53)              0.18
===================================================================================================================
                                                                                                        (continued)

                                       36

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations, continued
Statement  of  operations  amounts  for Amrion  which are  included  in both the
September 28, 1997 and September 29, 1996 columns in the accompanying consolidated statements of operations and shareholders' equity are for the three-month period ended December 31, 1996, which is summarized as follows (in thousands):

Revenues                                         $         14,939
Expenses                                                   13,671
-----------------------------------------------------------------
Net income                                       $          1,268
=================================================================

Granary Market
In August 1997, the Company completed the acquisition of Organic Merchants, Inc., doing business as Granary Market (Granary), which operated a natural foods market in Monterey, California in exchange for approximately 33,000 shares of common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Granary financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. An adjustment to increase retained earnings by approximately $346,000 has been recorded to include results of Granary operations for the periods prior to the combination in these financial statements. Revenue and results of operations of Granary for the period from September 30, 1996 through the date of acquisition are not material to the combined results.

Bread of Life
In April 1997, the Company completed the acquisition of Bread of Life, Inc. (Bread of Life), which operated two natural foods markets in South Florida, in exchange for approximately 200,000 shares of common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Bread of Life financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. An adjustment to decrease retained earnings by approximately $1,582,000 has been recorded to include results of Bread of Life operations for the periods prior to the combination in these financial statements. Revenue and results of operations of Bread of Life for the period from September 30, 1996 through the date of acquisition are not material to the combined results.

Fresh Fields Markets, Inc.
On June 13, 1996 the Board of Directors of the Company approved the merger with Fresh Fields Markets, Inc. (Fresh Fields), which operated natural foods supermarkets in Washington D.C., Chicago, Philadelphia and New York, in exchange for approximately 4,750,000 shares of the Company's common stock plus the assumption of approximately 549,000 outstanding options to purchase shares of common stock. The merger was completed on August 30, 1996 and was accounted for using the pooling-of-interests method.

Oak Street Market
In December 1995, the Company completed the acquisition of Natural Merchants Exchange, Inc., doing business as Oak Street Market (Oak Street), which operated a natural foods market in Evanston, Illinois, in exchange for approximately 195,000 shares of common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Oak Street financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination has not been restated. An adjustment to decrease retained deficit by $305,000 was recorded to include results of Oak Street operations for the periods prior to the combination in these financial statements.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations, continued
Cana Foods, Inc. and Unicorn Village, Ltd.
In February 1995, the Company acquired the outstanding stock of Cana Foods, Inc.
(Cana), which operated two natural foods supermarkets in Northern California, in exchange for approximately $4,999,000 in cash. The acquisition was accounted for using the purchase method, and the excess of cost over fair value of the net assets acquired of approximately $4,393,000 was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. Also in February 1995, the Company acquired substantially all assets and assumed certain liabilities of Unicorn Village, Ltd. (Unicorn), a natural foods supermarket in South Florida. Consideration for this acquisition was in the form of cash of approximately $4,110,000 plus $125,000 a year for a five-year noncompetition agreement. The acquisition was accounted for using the purchase method, and the excess of cost over fair value of the net assets acquired of approximately $3,481,000 was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The fair values of Cana's and Unicorn's assets and liabilities at the date of acquisition are presented as follows (in thousands):

                                                         Cana          Unicorn
Current assets                                    $       775              968
Property and equipment                                    623              478
Other assets                                                0               19
Goodwill                                                4,393            3,481
Current liabilities                                      (781)            (804)
Other liabilities                                         (11)             (32)
------------------------------------------------------------------------------
Net assets acquired                               $     4,999            4,110
==============================================================================

Pro forma results of operations are not presented due to the immaterial effect of the companies acquired on consolidated results of operations.

(4) Merger and Reorganization Expenses
Merger and reorganization expenses for fiscal year 1997 consist of transaction and other merger-related costs associated with the acquisition of Amrion. Merger and reorganization expenses for fiscal year 1996 consist primarily of transaction and other merger-related costs associated with the acquisition of Fresh Fields and with the reorganization of the Southern California region, including severance costs and expenses related to changing the names of the stores from Mrs. Gooch's to Whole Foods Market. Merger and reorganization expenses are summarized as follows (in thousands):

                                                             1997           1996
================================================================================
Transaction and other merger-related costs             $    4,887          8,577
Store closing and relocation costs                              0         20,907
Duplicate systems disposal costs and
   other accounting adjustments                                 0          6,730
--------------------------------------------------------------------------------
Total merger-related costs                                  4,887         36,214
Southern California reorganization costs                        0          2,144
Other                                                           0            158
--------------------------------------------------------------------------------
Total merger and reorganization expenses               $    4,887         38,516
================================================================================
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(4) Merger and Reorganization Expenses, continued
Expenses including losses on the disposition of store assets and lease termination costs were recognized in fiscal 1996 pursuant to a plan initiated at the time of the Fresh Fields acquisition to close or relocate duplicate stores. Specifically, the plan included the following store changes: (1) the Fresh Fields Elston store in the Chicago area was closed in September 1996; (2) the Whole Foods Market Oak Street store in the Chicago area was closed in September 1996; (3) the Fresh Fields Gaithersburg store in the Washington DC area was closed in November 1996 just prior to the opening of the Whole Foods Market Vienna store; (4) the Fresh Fields Naperville store in the Chicago area was closed in January 1997 just prior to the opening of the Whole Foods Market Wheaton store; and, (5) the Fresh Fields Evanston store in the Chicago area was relocated subsequent to the end of fiscal 1997 to a nearby Whole Foods Market store. Fiscal 1996 revenue and net operating income for these stores totaled approximately $53,395,000 and $513,000, respectively. At September 28, 1997, the final disposition of Evanston store assets and the termination of operating leases remain under the plan. Liabilities totaling approximately $10,282,000 for remaining rent and lease termination costs were recorded in fiscal 1996 as part of store closing and relocation costs. These liabilities were reduced by approximately $1,184,000 during fiscal 1997 as a result of cash payments for rent and lease termination costs. Accounting adjustments totaling approximately $2.7 million were made on a retroactive basis to the net assets of Fresh Fields to conform its fixed asset and operating lease accounting policies to those of Whole Foods Market in connection with the 1996 merger.

Costs recognized in fiscal 1996 associated with the reorganization of the Southern California region included severance and relocation payments, costs associated with changing the names of the stores from Mrs. Gooch's to Whole Foods Market, systems and process conversion costs and other reorganization expenses.

(5) Quarterly Results (unaudited)
For fiscal year 1997, the first quarter is 16 weeks and the remaining quarters are each 12 weeks. For fiscal year 1996, the first quarter is 16 weeks, the second and third quarters are each 12 weeks, and the fourth quarter is 13 weeks. The following table sets forth selected quarterly unaudited financial information for the fiscal years ended September 28, 1997 and September 29, 1996 (in thousands except per share data):


                                                           1st               2nd              3rd               4th
1997                                                   Quarter           Quarter          Quarter           Quarter
===================================================================================================================
Sales                                             $    312,584           259,800          274,510           270,452
Gross profit                                            99,447            85,284           92,021            91,043
Pre-opening and relocation costs                         1,604             1,129                0             2,510
Merger and reorganization expenses                           0                 0                0             4,887
Income from operations                                  10,778            12,597           14,188             7,399
Income before income taxes                               9,195            11,179           12,922             6,072
Net income                                               5,988             7,218            8,283             5,155
Net income per share                             $        0.24              0.29             0.32              0.20
Weighted average shares outstanding                     24,984            24,996           25,733            25,946
===================================================================================================================

                                                           1st               2nd              3rd               4th
1996                                                   Quarter           Quarter          Quarter           Quarter
===================================================================================================================
Sales                                            $     258,368           215,783          227,466           244,736
Gross profit                                            80,764            70,949           73,831            74,884
Pre-opening and relocation costs                           998             2,712              609             1,584
Merger and reorganization expenses                           0             1,984                0            36,532
Income (loss) from operations                            4,604             4,647            9,507           (28,855)
Income (loss) before income taxes                        3,897             3,954            8,776           (30,745)
Net income (loss)                                          964             2,692            5,818           (22,188)
Net income (loss) per share                       $       0.04              0.11             0.24             (0.93)
Weighted average shares outstanding                     23,641            23,871           24,608            23,792
===================================================================================================================
                                                                                                         (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(5) Quarterly Results (unaudited), continued
As a result of the pooling-of-interests merger with Amrion in the fourth quarter of fiscal 1997, the amounts reported above differ from those previously reported in the applicable Whole Foods Market, Inc. quarterly reports on Form 10-Q. Quarterly results for fiscal year 1997 combine Whole Foods Market and Amrion results for each fiscal quarter. Quarterly results for fiscal year 1996 combine Whole Foods Market historical results for each fiscal quarter with Amrion historical results for each calendar quarter of that year.

Quarterly Results (unaudited)
A reconciliation of the amounts previously reported in Whole Foods Market quarterly reports on Forms 10-Q to combined results reported above is as follows:


                                                           1st               2nd              3rd
1997                                                   Quarter           Quarter          Quarter
=================================================================================================
Sales
   As previously reported                       $      297,646           241,443          257,634
   Effect of Amrion pooling-of-interests                14,938            18,357           16,876
-------------------------------------------------------------------------------------------------
   As reported above                                  312,584            259,800          274,510
-------------------------------------------------------------------------------------------------

   Gross profit
   As previously reported                              93,315             78,051           84,608
   Effect of Amrion pooling-of-interests                6,132              7,233            7,413
-------------------------------------------------------------------------------------------------
   As reported above                                   99,447             85,284           92,021
-------------------------------------------------------------------------------------------------

Net income
   As previously reported                               4,721              5,584            6,952
   Effect of Amrion pooling-of-interests                1,267              1,634            1,331
-------------------------------------------------------------------------------------------------
   As reported above                            $       5,988              7,218            8,283
-------------------------------------------------------------------------------------------------


                                                           1st               2nd              3rd
1996                                                   Quarter           Quarter          Quarter
=================================================================================================
Sales
   As previously reported                       $     244,986            203,912          213,402
   Effect of Amrion pooling-of-interests               13,382             11,871           14,064
-------------------------------------------------------------------------------------------------
   As reported above                                  258,368            215,783          227,466
-------------------------------------------------------------------------------------------------


Gross profit
   As previously reported                              76,205             65,829           68,256
   Effect of Amrion pooling-of-interests                4,559              5,120            5,575
-------------------------------------------------------------------------------------------------
   As reported above                                   80,764             70,949           73,831
-------------------------------------------------------------------------------------------------

Net income
   As previously reported                                  41              1,517            4,663
   Effect of Amrion pooling-of-interests                  923              1,175            1,155
-------------------------------------------------------------------------------------------------
   As reported above                            $         964              2,692            5,818
-------------------------------------------------------------------------------------------------
=================================================================================================

                                       40

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(6) Property and Equipment
Balances of major classes of property and equipment are as follows (in thousands):


                                                                     1997          1996
=======================================================================================
Land                                                           $    3,906         1,129
Buildings and leasehold improvements                              158,729       135,934
Fixtures and equipment                                            152,014       119,048
Vehicles                                                              359           492
Construction in progress and equipment not yet in service          12,475        14,686
---------------------------------------------------------------------------------------
                                                                  327,483       271,289
Less accumulated depreciation and amortization                     99,268        68,838
---------------------------------------------------------------------------------------
                                                               $  228,215       202,451
=======================================================================================



Depreciation and amortization expense related to property and equipment was approximately $30,725,000, $24,375,000 and $18,558,000 for fiscal years 1997,
1996 and 1995, respectively. Leasehold improvements and construction in progress include approximately $769,000, $1,183,000 and $809,000 of interest capitalized during 1997, 1996 and 1995, respectively.

(7) Long-Term Debt
The Company has long-term debt and obligations under capital leases as follows (in thousands):

                                                                     1997          1996
=======================================================================================
Obligations under capital lease agreements for equipment,
   due in monthly installments through 1999                    $    1,196         1,139
Notes payable to banks                                             52,436        44,100
Senior unsecured notes                                             40,000        40,000
Other notes payable                                                   212            52
---------------------------------------------------------------------------------------
                                                                   93,844        85,291
Less current installments                                           1,171         1,014
--------------------------------------------------------------------------------------
                                                               $   92,673        84,277
=======================================================================================


The Company maintains a bank credit agreement which provides for a revolving line of credit of up to $100,000,000. The amounts borrowed under this agreement are convertible into a four-year term loan upon the expiration of the revolving credit term on June 30, 1999. Principal payments are to be made in quarterly installments beginning September 30, 1999. This credit agreement contains certain restrictive covenants, including the unavailability of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. The average interest rate on amounts outstanding under this agreement was approximately 6.62% at September 28, 1997. Commitment fees ranging from 0.1875% to 0.25% of the undrawn amount are payable under this agreement. At September 28, 1997 and September 29, 1996, approximately $52,100,000 and $44,100,000, respectively, was drawn under this agreement and the Company was in compliance with the debt covenants.

In May 1996, the Company issued $40,000,000 of senior unsecured notes payable to refinance existing indebtedness. The notes bear interest at 7.29% and are payable in seven equal installments beginning May 16, 2000. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios as defined in the agreement. At September 28, 1997 and September 29, 1996, the Company was in compliance with the debt covenants.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8) Leases
The Company and its subsidiaries are committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal at various dates from 1998 to 2028. Rental expense charged to operations under operating leases for fiscal years 1997, 1996 and 1995 totaled approximately $29,153,000, $24,683,000 and $19,303,000, respectively. Minimum rental commitments required by all noncancelable leases are approximately as follows (in thousands):

                                                          Capital      Operating
--------------------------------------------------------------------------------
1998                                               $          788         30,817
1999                                                          275         35,252
2000                                                          302         35,473
2001                                                           10         35,512
2002                                                            0         35,205
Future years                                                    0        335,356
-----------------------------------------------------------------
                                                            1,375
Less amounts representing interest                            179
-----------------------------------------------------------------
                                                            1,196
Less current installments                                     695
-----------------------------------------------------------------
                                                   $          501
================================================================================

Minimum rentals for operating leases do not include certain amounts of contingent rentals which may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During fiscal 1997, 1996 and 1995, the Company paid contingent rentals of approximately $1,200,000, $981,000 and $587,000, respectively. Certain officers of the Company own approximately 13.4% of a business which leases facilities from the Company under a 20-year lease that commenced in fiscal 1995. The Company's rental income from this lease totaled approximately $582,000 in fiscal years 1997 and 1996 and $96,000 in fiscal year 1995.

(9) Income Taxes
Components of total income tax expense (credit) are as follows (in thousands):
                                                 1997          1996         1995
================================================================================
Current federal income tax                 $   11,556         4,548        3,973
Current state income tax                        2,558         1,166        1,221
--------------------------------------------------------------------------------
Total current tax                              14,114         5,714        5,194
Deferred federal income tax                       271       (6,842)        1,404
Deferred state income tax                     (1,661)         (276)          301
--------------------------------------------------------------------------------
Total deferred tax                            (1,390)       (7,118)        1,705
--------------------------------------------------------------------------------
Total income tax expense (credit)          $   12,724       (1,404)        6,899
================================================================================
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes, continued
Actual income tax expense (credit) differed from the amount computed by applying statutory corporate income tax rates to income before taxes as follows (in thousands):


                                                                   1997                  1996                  1995
===================================================================================================================
Federal tax based on statutory rates                          $  13,779                (4,907)                3,768
Increase (reduction) in income taxes resulting from:
   Tax exempt interest                                             (102)                  (99)                 (131)
   Net loss of pooled entity                                          0                   768                 2,465
   Non-deductible merger transaction costs                          646                 1,682                     0
   Non-deductible amortization of cost in excess
      of net assets acquired                                        354                   348                   327
   Utilization of net operating loss not previously recognized   (1,364)                    0                     0
   Other, net                                                      (591)                  337                  (511)
   Deductible state income taxes                                   (895)                 (319)                 (457)
-------------------------------------------------------------------------------------------------------------------
Total federal taxes                                              11,827                (2,190)                5,461
State income taxes                                                  897                   786                 1,438
-------------------------------------------------------------------------------------------------------------------
Total income tax expense (credit)                             $  12,724                (1,404)                6,899
===================================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

Deferred tax assets                                                                      1997                  1996
===================================================================================================================
Compensated absences, principally due to financial reporting accrual              $     3,303                 1,011
Rent differential, principally due to financial reporting pro-rata expense              2,158                   838
Estimated buyout of capital leases not currently deductible for tax purposes              147                   341
Estimated difference between fair market value of store
   operating leases and actual amounts paid                                               210                   270
Lease termination and other merger accruals                                             8,781                 8,623
Inventories, principally due to additional costs inventoried
   for tax purposes pursuant to the Tax Reform Act of 1986                                808                   530
Alternative minimum tax credit                                                            106                 1,543
Acquired net operating loss carryforwards                                               6,878                10,765
Other                                                                                     756                   535
-------------------------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                                        23,147                24,456
Valuation allowance                                                                    (7,760)              (10,846)
-------------------------------------------------------------------------------------------------------------------
Total net deferred tax assets                                                    $     15,387                13,610
===================================================================================================================
                                                                                                       (continued)



Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)



(9) Income Taxes, continued

Deferred tax liabilities                                                    1997                  1996
======================================================================================================
Financial basis of fixed assets in excess of tax basis                 $  (8,427)               (8,016)
Capitalized acquisition costs expensed for tax purposes                        0                  (580)
Other                                                                       (572)                 (213)
------------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                      (8,999)               (8,809)
------------------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                                     $   6,388                 4,801
======================================================================================================

The valuation allowance decreased by approximately $3,086,000 and $1,676,000 in fiscal 1997 and 1996, respectively. During fiscal 1997, the Company implemented certain tax-planning strategies designed to utilize the acquired net operating loss carryforwards and other deductible temporary differences. Management believes that it is more likely than not that the Company will fully realize the total net deferred tax assets after consideration of the valuation allowance based on the nature of these deductible temporary differences and a history of profitable operations.

As of September 28, 1997, the Company has net operating loss carryforwards totaling approximately $17,766,000 that will begin to expire in 2003 and are subject to certain limitations on use.

(10) Employee Benefit Plans
Employee Stock Option Plans
The Company grants options to purchase common stock under its 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 1997 and 1996 expire seven years from date of grant. The Company has, in connection with certain of its business combinations, assumed the stock option plans of the acquired companies. All options outstanding under the Company's previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 28, 1997 and September 29, 1996, approximately 1,570,000 and 1,169,000 shares of common stock were available for option grants.

The following table summarizes option activity (in thousands, except per share amounts):

                                                                        Weighted
                                                      Number             average
                                                  of options            exercise
                                                 outstanding               price
================================================================================
Balance at September 24, 1995                         1,893               $12.78
Options granted                                         679                20.71
Options assumed                                         549                24.58
Options exercised                                      (334)               11.51
Options canceled                                        (99)               16.97
--------------------------------------------------------------------------------

Balance at September 29, 1996                         2,688                17.19
--------------------------------------------------------------------------------
Options granted                                         665                22.48
Options assumed                                         330                 9.28
Options exercised                                      (413)               16.13
Options canceled                                       (165)               22.26
--------------------------------------------------------------------------------

Balance at September 28, 1997                         3,105               $17.36
================================================================================
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)


(10) Employee Benefit Plans, continued
A summary of options  outstanding  and exercisable at September 28, 1997 follows
(in thousands, except per share amounts):

                                                 Options Outstanding                         Options Exercisable
         Range of                                Weighted average        Weighted                          Weighted
     exercise prices                Number           remaining           average          Number            average
   From       To                outstanding       life (in years)       exercise price   exercisable     exercise price
   ====================================================================================================================
   $0.90    $7.13                   490                   5.24            $ 5.19             296             $ 3.92
    7.82    13.50                   478                   6.23             12.22             253              11.51
   14.25    16.50                   278                   5.48             14.99             148              14.95
   17.38    17.38                   385                   5.41             17.38              79              17.38
   17.63    21.88                   392                   5.65             19.92             226              20.18
   22.00    22.00                   585                   6.47             22.00               2              22.00
   22.51    27.63                   380                   4.43             26.44             258              26.20
   33.50    35.13                   117                   6.16             33.59              20              33.50
   ----------------------------------------------------------------------------------------------------------------
      Total                       3,105                   5.66            $17.36           1,282             $15.36
   ================================================================================================================


The  Company  adopted  the  disclosure  provisions  of  Statement  of  Financial
Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," in fiscal 1997. In accordance with SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option grants. Accordingly, no compensation expense has been recognized for option grants. As required by SFAS No. 123, the Company has determined pro forma net income and net income per common share as if compensation costs had been recognized beginning in fiscal year 1996 based on the fair value of the options granted. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                                     1997                  1996
===============================================================================
Expected dividend yield                             0.00%                 0.00%
Risk-free interest rate                             6.79%                 6.27%
Expected volatility                                54.28%                54.83%
Expected life, in years                              1.28                  1.28

The weighted average estimated fair values at grant date of employee stock options granted during fiscal years 1997 and 1996 were $10.46 and $9.41, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans, continued
Had the Company recognized compensation cost based on the fair value of stock options granted at grant date as determined using the Black-Scholes option valuation model described above consistent with SFAS No. 123, net income and net income per common share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts):

                                                        1997              1996
==============================================================================
Net income (loss):
   As reported                                       $26,644           (12,715)
   Proforma                                           23,660           (13,639)
==============================================================================

Net income (loss) per common share:
   As reported                                         $1.05             (0.53)
   Proforma                                             0.93             (0.57)
==============================================================================

The above pro forma disclosures reflect only options granted in fiscal years 1997 and 1996. Therefore, these disclosures are not likely to be representative of the effects on net income and net income per common share in future years because they do not take into consideration pro forma compensation expense related to grants awarded prior to fiscal year 1996.

Employee Stock Purchase Plan
The Company offers an employee stock purchase plan to all full-time employees with a minimum of 400 hours of service. Under this plan, participating employees may purchase common stock of the Company each fiscal quarter through payroll deductions. Participants in the plan may elect to purchase unrestricted shares of stock at 100 percent of its market value or restricted shares at 85 percent of its market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. Approximately 8,700 and 9,100 shares were issued by the Company under this plan in fiscal 1997 and 1996, respectively.

Employee 401(k) Plan
The Company offers an employee 401(k) plan to all employees with a minimum of one year of service and 1,000 service hours in the plan year. Company matching contributions under this plan, determined at the Company's discretion, were approximately $436,000, $267,000 and $231,000 in fiscal 1997, 1996 and 1995, respectively.

(11) Subsequent Events
In November 1997, the Company signed a definitive agreement to merge with Merchant of Vino, which operates four gourmet/natural foods stores and two specialty wine and gourmet food shops in the greater Detroit metropolitan area, in exchange for approximately 1 million shares of newly issued Company stock. The merger transaction is intended to be accounted for using the pooling-of-interests method and is expected to be completed in December 1997. Due to the immateriality of Merchant of Vino financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination will not be restated.

In December 1997, the Company signed a definitive agreement to merge with Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, in exchange for approximately 175,000 shares of common stock. The merger transaction is intended to be accounted for using the pooling-of-interests method. Due to the immateriality of Allegro financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination will not be restated.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(12) Commitments and Contingencies
The Company provides partially self-insured, voluntary employee benefits plans which provide, among other benefits, health care benefits to participating employees. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. The Company's exposure related to claims associated with unreported cases or underestimated future costs associated with known cases for which the Company is partially self-insured at September 28, 1997 has been estimated based on management's review of claims outstanding at fiscal year end, claims reported subsequent to fiscal year end and management's knowledge of the typical length of time from date of occurrence to date of reported claim.

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

                                  WHOLE FOODS MARKET, INC.

Date:  December 23, 1997          By:  /s/ Glenda Flanagan
                                       -------------------
                                  Glenda Flanagan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 1997.

 Name                             Title

/s/ John Mackey                   Chairman of the Board, Chief Executive Officer
---------------------------       and Director (Principal Executive Officer)
John Mackey


/s/ Glenda Flanagan               Chief Financial Officer (Principal Financial
---------------------------       and Accounting Officer)
Glenda Flanagan


/s/ Dr. Cristina G. Banks
---------------------------
Dr. Cristina G. Banks             Director


/s/ David W. Dupree
---------------------------
David W. Dupree                   Director


/s/ Dr. John B. Elstrott
---------------------------
Dr. John B. Elstrott              Director


/s/ Avram J. Goldberg
--------------------------
Avram J. Goldberg                 Director


/s/ Fred Lager
--------------------------
Fred Lager                        Director


/s/ Linda A. Mason
--------------------------
Linda A. Mason                    Director


/s/ Dr. Ralph Z. Sorenson
--------------------------
Dr. Ralph Z. Sorenson             Director


INDEX TO EXHIBITS

   2.1      Agreement and Plan of Merger, dated June 9, 1997, among the Registrant, Nutrient
            Acquisition Corp. and Amrion, Inc. (4)
   3.1      Restated Articles of Incorporation of the Registrant, as amended (2)
   3.2      By-laws of the Registrant adopted May 23, 1995 (7)
   10.1     1987 Stock Option and Incentive Plan for Employees (3)
   10.2     1987 Stock Option Plan for Outside Directors (3)
   10.3     1993 Team Member Stock Ownership Plan (1)
   10.5     Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)
   10.6     Form of amendment to Retention Agreement (1)
   10.7     Amended and Restated Loan  Agreement,  dated  December 27, 1994,by and among the Registrant,  the  subsidiaries of the Registrant and
            Texas Commerce Bank National Association (7)
   10.8     First  Amendment  dated May 16, 1996 to Amended and Restated  Loan
            Agreement,  dated December 27, 1994, by and among Registrant,  the subsidiaries  of the  Registrant  and Texas Commerce Bank National
            Association (8)
   10.9     Second  Amendment  dated December 24, 1996 to Amended and Restated
            Loan Agreement,  dated December 27, 1994, by and among Registrant, the  subsidiaries  of  the  Registrant  and  Texas  Commerce  Bank
            National Association (10)
   10.10    Third  Amendment dated March 24, 1997 to Amended and Restated Loan
            Agreement,  dated December 27, 1994, by and among Registrant,  the subsidiaries  of the  Registrant  and Texas Commerce Bank National
            Association (10)
   10.11    Fourth  Amendment  dated September 2, 1997 to Amended and Restated
            Loan Agreement,  dated December 27, 1994, by and among Registrant, the  subsidiaries  of  the  Registrant  and  Texas  Commerce  Bank
            National Association (10)
   10.12    1992 Stock Option Plan for Team Members, as amended (1)
   10.13    1992 Stock Option Plan for Outside Directors (1)
   10.14    1993 Team Member Stock Purchase Plan (1)
   10.15    Second Amended and Restated 1991 Stock Incentive Plan of Fresh
            Fields Markets, Inc. with amendments thereto (5)
   10.16    1994 Director Stock Option Plan with amendments thereto (5)
   10.17    Non-Qualified Stock Option Plan of Amrion, Inc. (6)
   10.18    1994 Non-Employee Director Stock Option Plan of Amrion, Inc. (6)
   21.1     Subsidiaries of the Registrant (10)
   23.1     Consent of KPMG Peat Marwick LLP (10)
   27.1     Financial Data Schedule (10)
   99.1     Proxy Statement for Annual Meeting of Shareholders to be held on March 30, 1998 (9)

 (1)     Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824)
         and incorporated herein by reference.
 (2)     Filed as an exhibit to Registration  Statement on Form S-3 (No.33-69362)
         and incorporated herein by reference.
 (3)     Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214)
         and incorporated herein by reference.
 (4)     Filed as an exhibit to Registration Statement on Form S-4 (No. 33-31269)
         and incorporated herein by reference.
 (5)     Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273)
         and incorporated herein by reference.
 (6)     Filed as an exhibit to Registration Statement on Form S-8 (No. 33-35809)
         and incorporated herein by reference.
 (7)     Filed as an exhibit to  Registrant's  Form 10-K for year ended September
         24, 1995 and incorporated herein by reference.
 (8)     Filed as an exhibit to  Registrant's  Form 10-K for year ended September
         29, 1996 and incorporated herein by reference.
 (9)     To be filed with the  Securities and Exchange  Commission  and  incorporated herein by reference
(10)     Filed herewith

                                  Exhibit 10.9

                      SECOND AMENDMENT TO CREDIT AGREEMENT


     THIS SECOND AMENDMENT TO CREDIT AGREEMENT ("Second Amendment"), dated as of December 24, 1996, is made and entered into by and among WHOLE FOODS MARKET, INC. (the "Company"), a Texas corporation, the banking institutions from time to time a party to the Credit Agreement (as hereinafter defined), as amended by this First Amendment (each, together with its successors and assigns, a "Bank" and collectively, the "Banks"), and TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent").

RECITALS:

     WHEREAS, the Company, the Agent and certain Banks are parties to a Credit Agreement dated as of December 27, 1994, as amended by that certain First
Amendment to Credit Agreement dated as of May 16, 1996, by and among the Company, the Agent and the Banks (said Credit Agreement, as previously amended, being hereinafter referred to as the "Credit Agreement"); and

     WHEREAS, the Company, the Agent and the Banks have agreed, on the terms and conditions herein set forth, that the Credit Agreement be amended in certain respects.

AGREEMENTS:

     NOW, THEREFORE, in consideration of the premises and the mutual agreements, representations and warranties herein set forth, and for other good and valuable consideration, the receipt and sufficiency which are hereby acknowledged and confessed, the Company, the Agent and the Banks do hereby agree as follows:

     Section I.. General Definitions. Except as expressly modified by this First Amendment, capitalized terms used herein which are defined in the Credit Agreement shall have the same meanings when used herein.

     Section II.. Amendments to Existing Definitions.

               1. The following definitions contained in Section 1 of the Credit Agreement are hereby amended and restated in their entirety to hereafter be and read as follows:

                    EBIT shall mean for any period for which EBIT is calculated,
               Net Income of the Company and its Subsidiaries on a consolidated basis for such period plus (a) non-recurring, non-cash charges of the Company and its Subsidiaries on a consolidated basis for such period, (b) taxes of the Company and its Subsidiaries on a consolidated basis for such period and (c) interest expense of the Company and its Subsidiaries on a consolidated basis for such period. Additionally, for any calculation of EBIT in which the last fiscal quarter of the Company's 1996 fiscal year will be included in such calculation, in addition to the above-described items to be added to Net Income of the Company and its subsidiaries on a consolidated basis for such period, the non-recurring, cash charges incurred by the Company and its
               Subsidiaries on a consolidated basis during the last fiscal quarter of the Company's 1996 fiscal year shall also be added to Net Income of the Company and its Subsidiaries on a consolidated basis for purposes of calculating EBIT for any such applicable period. All components of EBIT shall be determined in accordance with Generally Accepted Accounting Principles, consistently applied.

                    EBITDA  shall  mean  for any  period  for  which  EBITDA  is calculated, Net Income of the Company and its Subsidiaries on a consolidated basis for such period plus (a) taxes of the Company and its Subsidiaries on a consolidated basis for such period

               (calculated after excluding any gain or loss attributable to Discontinued Operations as of such day), (b) depreciation, depletion, obsolescence and amortization of Property of the Company and its Subsidiaries on a consolidated basis for such period (calculated after excluding any depreciation, depletion, obsolescence and amortization applicable to Discontinued Operations as of such day), (c) interest expense of the Company and its Subsidiaries on a consolidated basis for such period (calculated after excluding any interest expense paid in connection with Discontinued Operations as of such day), and (d) non-recurring, non-cash charges of the Company and its
               Subsidiaries on a consolidated basis for such period. All components of EBITDA shall be determined in accordance with Generally Accepted Accounting Principles, consistently applied.

     Section III.. Modification of Addresses for Notices. Section 9.2 is hereby modified to cause the "Address for Notices" referenced therein for each of the Company, the Agent and the Banks to hereafter be the "Address for Notices" specified below the name of the applicable entity on the signature pages of this Second Amendment.

     Section IV.. Representations and Warranties. The Company represents and warrants to the Agent and the Banks that the representations and warranties contained in Section 4 of the Credit Agreement and in all of the other Loan Documents are true and correct in all material respects on and as of the effective date hereof as though made on and as of such effective date. The Company hereby certifies that no event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement or which, upon the giving of notice or the lapse of time, or both, would constitute a Default or an Event of Default. Additionally, the Company hereby represents and warrants to the Agent and the Banks that the resolutions of the Board of Directors of the Company and its Subsidiaries which are set out in the following described Secretary's Certificates remain in full force and effect as of the effective date hereof and have not been modified, amended, superseded or revoked:

          1. That certain Secretary's Certificate dated December 21, 1994, executed and delivered to the Agent by the Secretary of Whole Foods Market, Inc. in connection with the Credit Agreement;

          2. That certain Secretary's Certificate dated December 21, 1994, executed and delivered to the Agent by the Secretary of Bread & Circus, Inc., Mrs. Gooch's Natural Foods Market, Inc., The Sourdough: A European Bakery, Inc., Wellspring Grocery, Inc., WFM Beverage Corp., Whole Foods Company, Inc., Whole Foods Market California, Inc. and Whole Foods Market Southwest, Inc. in connection with the Credit Agreement;

          3. That certain Secretary's Certificate dated April 5, 1995, executed and delivered to the Agent by the Secretary of Whole Foods Market Southwest I, Inc. in connection with that certain Joinder Agreement dated effective March 27, 1995, executed and delivered to the Agent by Whole Foods Market Midwest, Inc., Whole Foods Market Services, Inc., Whole Foods Market Southwest I, Inc., Whole Foods Market Southwest Investments, Inc. and Whole Foods Market Southwest, L.P.; and

          4. That certain Secretary's Certificate dated April 5, 1995, executed and delivered to the Agent by the Secretary of Whole Foods Market Midwest, Inc., Whole Foods Market Services, Inc., and Whole Foods Market Southwest Investments, Inc., in connection with the above-described Joinder Agreement.

     Section V.. Limitations. The amendments set forth herein are limited precisely as written and shall not be deemed to (a) be a consent to, or waiver or modification of, any other term or condition of the Credit Agreement or any of the other Loan Documents, or (b) except as expressly set forth herein, prejudice any right or rights which the Banks may now have or may have in the future under or in connection with the Credit Agreement, the Loan Documents or any of the other documents referred to therein. Except as expressly modified hereby or by express written amendments thereof, the terms and provisions of the Credit Agreement, the Notes and any other Loan Documents or any other documents or instruments executed in connection with any of the foregoing are and shall remain in full force and effect. In the event of a conflict between this Second Amendment and any of the foregoing documents, the terms of this Second Amendment shall be controlling.

     Section VI.. Payment of Expenses. The Company agrees, whether or not the transactions hereby contemplated shall be consummated, to reimburse and save the Agent and each of the Banks harmless from and against liability for the payment of all reasonable substantiated out-of-pocket costs and expenses arising in connection with the preparation, execution, delivery, amendment, modification, waiver and enforcement of, or the preservation of any rights under this Second Amendment, including, without limitation, the reasonable fees and expenses of counsel for the Agent and other charges which may be payable in respect of, or in respect of any modification of, the Credit Agreement and the Loan Documents. The provisions of this Section shall survive the termination of the Credit Agreement and the repayment of the Loans.

     Section VII.. Descriptive Headings, etc. The descriptive headings of the several Sections of this Second Amendment are inserted for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

     Section VIII.. Entire Agreement. This Second Amendment and the documents referred to herein represent the entire understanding of the parties hereto regarding the subject matter hereof and supersede all prior and contemporaneous oral and written agreements of the parties hereto with respect to the subject matter hereof, including, without limitation, any commitment letters regarding the transactions contemplated by this Second Amendment.

     Section IX.. Counterparts. This Second Amendment may be executed in any number of counterparts and by different parties on separate counterparts and all of such counterparts shall together constitute one and the same instrument. Complete sets of counterparts shall be lodged with the Company and the Agent.

     Section X.. References to Credit Agreement. As used in the Credit Agreement (including all Exhibits thereto) and all other Loan Documents, on and subsequent to the effective date hereof, the term "Agreement" shall mean the Credit Agreement, as amended by this Second Amendment.

     IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed and delivered by their respective duly authorized offices as of the date first above written.

               NOTICE PURSUANT TO TEX. BUS. & COMM. CODE ss.26.02

THIS SECOND AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED BY ANY OF THE PARTIES BEFORE OR SUBSTANTIALLY CONTEMPORANEOUSLY WITH THE EXECUTION HEREOF TOGETHER CONSTITUTE A WRITTEN CREDIT AGREEMENT AND REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

                                        WHOLE FOODS MARKET, INC.
                                        a Texas corporation

                                        By:      /s/  Glenda Flanagan
                                                 Glenda Flanagan
                                                 Secretary

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
                                 Attention: Manager/Loan Syndication Services

                                  WELLS FARGO BANK (TEXAS), N.A.

                                  By:
                                  Name:
                                  Title:

                                  Address for Notices:
                                  Wells Fargo Bank (Texas), N.A.
                                  100 Congress Avenue, Suite 150
                                  Austin, Texas  78701
                                  Attention: Ms. Susan L. Coulter

                                  FIRST UNION NATIONAL BANK OF NORTH CAROLINA

                                  By:
                                  Name:
                                  Title:

                                  Address for Notices:
                                  First Union National Bank of North Carolina
                                  One First Union Center TW-10
                                  301 South College Street
                                  Charlotte, North Carolina  28288
                                  Attention: Mr. David Hall

                                    THE FIRST NATIONAL BANK OF BOSTON

                                    By:
                                    Name:
                                    Title:

                                    Address for Notices:
                                    The First National Bank of Boston
                                    100 Federal Street
                                    01-09-05
                                    Boston, Massachusetts  02106
                                    Attention: Ms. Bethann Halligan

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


                                     WHOLE FOOD COMPANY, INC.,
                                     a Louisiana corporation
                                     WHOLE FOODS  MARKET CALIFORNIA,INC.,
                                     a California corporation
                                     WELLSPRING GROCERY, INC.,
                                     a  North Carolina corporation
                                     BREAD & CIRCUS,INC.,
                                     a  Massachusetts   corporation
                                     MRS. GOOCH'S NATURAL FOOD MARKETS, INC., a California corporation
                                     WFM  BEVERAGE  CORP.,
                                     a Texas  corporation
                                     THE SOURDOUGH: A EUROPEAN BAKERY, INC., a Texas corporation
                                     WHOLE FOODS MARKET  MIDWEST, INC.,
                                     a  Delaware  corporation
                                     WHOLE FOODS MARKET SERVICES, INC.,
                                     a Delaware  corporation
                                     WHOLE FOODS MARKET SOUTHWEST
                                     INVESTMENTS, INC.,
                                     a Delaware  corporation
                                     WHOLE FOODS  MARKET  SOUTHWEST I, INC.,
                                     a Delaware corporation
                                     WHOLE FOODS MARKET GROUP, INC.,
                                     a Delaware corporation

                                     By:      /s/  Glenda Flanagan
                                              --------------------
                                              Glenda Flanagan
                                              Secretary

                                    WHOLE FOODS MARKET SOUTHWEST, L.P.,
                                    a Texas limited partnership

                                    By:    Whole Foods Market Southwest I, Inc.,
                                           a Delaware corporation
                                           General Partner

                                           By:      /s/  Glenda Flanagan
                                                    --------------------
                                                    Glenda Flanagan
                                                    Secretary

                                  Exhibit 10.10

                       THIRD AMENDMENT TO CREDIT AGREEMENT


     THIS THIRD AMENDMENT TO CREDIT AGREEMENT ("Third Amendment"), dated as of March 24, 1997, is made and entered into by and among WHOLE FOODS MARKET, INC. (the "Company"), a Texas corporation, the banking institutions from time to time a party to the Credit Agreement (as hereinafter defined), as amended by this Third Amendment (each, together with its successors and assigns, a "Bank" and collectively, the "Banks"), and TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent").

RECITALS:

     WHEREAS, the Company, the Agent and certain Banks are parties to a Credit Agreement dated as of December 27, 1994, as amended by that certain First
Amendment to Credit Agreement dated as of May 16, 1996, by and among the Company, the Agent and the Banks, and that certain Second Amendment to Credit Agreement dated as of December 24, 1996, by and among the Company, the Agent and the Banks (said Credit Agreement, as previously amended, being hereinafter referred to as the "Credit Agreement"); and

     WHEREAS, in connection with an increase in the amount of each Bank's Commitment and a resulting increase in the Aggregate Commitment under the Credit Agreement, the Company, the Agent and the Banks have agreed, on the terms and conditions herein set forth, that the Credit Agreement be further amended in certain respects.

AGREEMENTS:

     NOW, THEREFORE, in consideration of the premises and the mutual agreements, representations and warranties herein set forth, and for other good and valuable consideration, the receipt and sufficiency which are hereby acknowledged and confessed, the Company, the Agent and the Banks do hereby agree as follows:

     Section I.. General Definitions. Except as expressly modified by this Third Amendment, capitalized terms used herein which are defined in the Credit Agreement shall have the same meanings when used herein.

     Section II.. Amendments to Existing Definitions. The following definitions contained in Section 1 of the Credit Agreement are hereby amended and restated in their entirety to hereafter be and read as follows:

          Commitment shall mean, as to any Bank, the obligation of such Bank to make Loans and incur liability for the Letter of Credit Exposure Amount in an aggregate principal amount at any one time outstanding up to, but not exceeding, the amount set forth as such Bank's "Commitment" (as the same may be reduced from time to time pursuant to Section 2.2 hereof) opposite such Bank's name on the signature pages of that certain Third Amendment to Credit Agreement dated as of March 20, 1997, by and among the Company, the Agent and the Banks.

          PermittedInvestment SecuritiesInvestment SecuritiesSecurities shall mean: (1) readily marketable securities issued or fully guaranteed by the United States of America or any agency or wholly owned corporation thereof;
     (2) commercial paper rated "Prime 1" by Moody's Investors Service, Inc. or A-1 by Standard and Poor's Corporation with maturities of not more than one hundred eighty (180) days and short term notes payable of any Business Entity where said notes are rated at least "Prime 1" by Moody's Investors Service, Inc. or "A-1" by Standard and Poor's Corporation with maturities of not more than ninety (90) days; (3) certificates of deposit or repurchase certificates issued by any Bank or any other financial institution acceptable to the Agent, all of the foregoing not having a maturity of more than one (1) year from the date of issuance thereof; (4)
     securities issued by municipalities rated AA or better by Standard and Poor's Corporation not having a maturity of more than one (1) year from the date of issuance thereof; and (5) money market mutual funds having capital surplus of at least $1,000,000,000 and deemed acceptable by the Agent, substantially all of the assets of which are comprised of securities, commercial paper, certificates of deposit or repurchase certificates of the type described in subclauses (1) through (4) above.

     Section III.. Limited Waiver of Required Length of Eurodollar Interest Periods. Notwithstanding any provision to the contrary contained in the definition of "Eurodollar Interest Period" set forth in Section 1 of the Credit Agreement, in Section 2.11 of the Credit Agreement or in any other provision of the Credit Agreement, the Eurodollar Interest Periods selected by the Company to apply to the two (2) additional Eurodollar Rate Borrowings to be effective as of the effective date of this Third Amendment are not required to end on the corresponding day one, two, three or six months after such effective date of such Eurodollar Rate Borrowings, so long as the Company shall elect to have such Eurodollar Interest Periods end on or before September 2, 1997. Such waiver of the required length of Eurodollar Interest Periods shall only apply to the initial Eurodollar Interest Periods selected by the Company to apply to the two
(2) additional Eurodollar Rate Borrowings to be effective as of the effective date of this Third Amendment, and such waiver shall not apply to any subsequent Eurodollar Interest Periods which are selected by the Company after the effective date of this Third Amendment to apply to any and all Loans which are now or hereafter outstanding under the Credit Agreement, as amended hereby.

     Section IV.. Limited Waiver of Pro-Rata Treatment for Each Borrowing. Notwithstanding any provision to the contrary contained in Section 2.9 or any other provision of the Credit Agreement, the Agent and the Banks acknowledge that as of the effective date of this Third Amendment, each Bank's corresponding portion of each of the two (2) Eurodollar Rate Borrowings outstanding prior to the effective date of this Third Amendment, as well as each of the two (2) additional Eurodollar Rate Borrowings to be effective as of the effective date of this Third Amendment, is not held on a pro-rata basis when compared to each Bank's Commitment Percentage, but that each Bank's aggregate portion of all of such Eurodollar Rate Borrowings taken as a whole is held pro-rata based on each Bank's Commitment Percentage. Accordingly, each of the Banks, the Agent and the Company agree that each payment by the Company of principal of or interest on such Eurodollar Rate Borrowings shall be made to the Agent for the account of the Banks, and applied by the Agent against such Eurodollar Rate Borrowings, on an aggregate pro-rata basis, when comparing the respective Current Sum of each Bank as of the date that any such payment is received by the Agent. Such cumulative or aggregate pro-rata treatment shall only apply to the four (4) above-described Eurodollar Rate Borrowings until the respective Eurodollar Interest Periods which are in effect for such borrowings as of the effective date of this Third Amendment have lapsed or expired. Thereafter, the terms and provisions of Section 2.9 of the Credit Agreement shall apply to any and all borrowings by the Company from the Banks and payments by the Company of principal of or interest on Loans which are now or hereafter outstanding under the Credit Agreement, as amended hereby.

     Section V.. Modification of Capital Expenditure Negative Covenant.  Section
6.13 of the Credit Agreement is hereby amended and restated in its entirety to hereafter read as follows:

               6.13 Capital Expenditures. Make expenditures for fixed or capital assets on a consolidated basis during any fiscal year of the Company (beginning with its 1997 fiscal year and continuing until and including the fiscal year ending in the calendar year in which the Maturity Date occurs) in excess of $70,000,000 in the aggregate (provided, that, in calculating said amount for any applicable fiscal year (i) cash expenditures for acquisitions otherwise permitted for the applicable fiscal year by Section 6.4(f) hereof shall not be included, (ii) expenditures for fixed or capital assets made by Subsidiaries of the Company, which were acquired during such fiscal year and accounted for as a pooling of interest, shall not be included to the extent that such expenditures were made prior to the time of acquisition, and (iii) up to $10,000,000 in the aggregate of expenditures incurred in the applicable fiscal year for the buy-out of leases and other related expenses in connection with the opening of one or more new store locations by the Company or any of its Subsidiaries shall not be included).

     Section VI.. Modification of Addresses for Notices. Section 9.2 is hereby modified to cause the "Address for Notices" referenced therein for each of the Company, the Agent and the Banks to hereafter be the "Address for Notices" specified below the name of the applicable entity on the signature pages of this Third Amendment.

     Section VII.. Representations and Warranties. The Company represents and warrants to the Agent and the Banks that the representations and warranties contained in Section 4 of the Credit Agreement and in all of the other Loan Documents are true and correct in all material respects on and as of the effective date hereof as though made on and as of such effective date. The Company hereby certifies that no event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement or which, upon the giving of notice or the lapse of time, or both, would constitute a Default or an Event of Default. Additionally, the Company hereby represents and warrants to the Agent and the Banks that the resolutions of the Board of Directors of the Company and its Subsidiaries which are set out in the following described Secretary's Certificates remain in full force and effect as of the effective date hereof and have not been modified, amended, superseded or revoked:

                  1. That certain Secretary's Certificate dated December 21, 1994, executed and delivered to the Agent by the Secretary of Whole Foods Market, Inc. in connection with the Credit Agreement;

                  2. That certain Secretary's Certificate dated December 21, 1994, executed and delivered to the Agent by the Secretary of Bread & Circus, Inc., Mrs. Gooch's Natural Foods Market, Inc., The Sourdough: A European Bakery, Inc., Wellspring Grocery, Inc., WFM Beverage Corp., Whole Foods Company, Inc., Whole Foods Market California, Inc. and Whole Foods Market Southwest, Inc. in connection with the Credit Agreement;

                  3. That certain Secretary's Certificate dated April 5, 1995, executed and delivered to the Agent by the Secretary of Whole Foods Market Southwest I, Inc. in connection with that certain Joinder Agreement dated effective March 27, 1995, executed and delivered to the Agent by Whole Foods Market Midwest, Inc., Whole Foods Market Services, Inc., Whole Foods Market Southwest I, Inc., Whole Foods Market Southwest Investments, Inc. and Whole Foods Market Southwest, L.P.;

                  4. That certain Secretary's Certificate dated April 5, 1995, executed and delivered to the Agent by the Secretary of Whole Foods Market Midwest, Inc., Whole Foods Market Services, Inc., and Whole Foods Market Southwest Investments, Inc., in connection with the above-described Joinder Agreement dated effective March 27, 1995; and

                  5. That certain Secretary's Certificate dated December 19, 1996, executed and delivered to the Agent by the Secretary of Whole Foods Market Group, Inc., in connection with that certain Joinder Agreement dated effective December 19, 1996, executed and delivered to the Agent by Whole Foods Market Group, Inc.

     Section VIII.. Conditions. This Third Amendment shall not become effective until the Company shall have delivered to the Agent each of the following in Proper Form: (a) a certificate of the Secretary or any Assistant Secretary of the Company, dated as of the date hereof, as to the resolutions of the Board of Directors of the Company authorizing the increase in the Aggregate Commitment evidenced by this Third Amendment (a copy of such certificate to state that said copy is a true and correct copy of such resolutions and that such resolutions were duly adopted and have not been amended, superseded, revoked or modified in any respect and remain in full force and effect as of the date of such certificate); (b) each of the Notes of even effective date herewith, executed by the Company, payable to the order of the respective Banks in the amount of the respective Bank's Commitment (as increased by this Third Amendment); and (c) a legal opinion from Crouch & Hallett, L.L.P., the independent counsel for the Company and the Subsidiaries, acceptable to the Agent in its sole and absolute discretion.

     Section IX.. Limitations. The amendments set forth herein are limited precisely as written and shall not be deemed to (a) be a consent to, or waiver or modification of, any other term or condition of the Credit Agreement or any of the other Loan Documents, or (b) except as expressly set forth herein, prejudice any right or rights which the Banks may now have or may have in the future under or in connection with the Credit Agreement, the Loan Documents or any of the other documents referred to therein. Except as expressly modified hereby or by express written amendments thereof, the terms and provisions of the Credit Agreement, the Notes and any other Loan Documents or any other documents or instruments executed in connection with any of the foregoing are and shall remain in full force and effect. In the event of a conflict between this Third Amendment and any of the foregoing documents, the terms of this Third Amendment shall be controlling.

     Section X.. Payment of Expenses. The Company agrees, whether or not the transactions hereby contemplated shall be consummated, to reimburse and save the Agent and each of the Banks harmless from and against liability for the payment of all reasonable substantiated out-of-pocket costs and expenses arising in connection with the preparation, execution, delivery, amendment, modification, waiver and enforcement of, or the preservation of any rights under this Third Amendment, including, without limitation, the reasonable fees and expenses of counsel for the Agent and other charges which may be payable in respect of, or in respect of any modification of, the Credit Agreement and the Loan Documents. The provisions of this Section shall survive the termination of the Credit Agreement and the repayment of the Loans.

     Section XI.. Descriptive Headings, etc. The descriptive headings of the several Sections of this Third Amendment are inserted for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

     Section XII.. Entire Agreement. This Third Amendment and the documents referred to herein represent the entire understanding of the parties hereto regarding the subject matter hereof and supersede all prior and contemporaneous oral and written agreements of the parties hereto with respect to the subject matter hereof, including, without limitation, any commitment letters regarding the transactions contemplated by this Third Amendment.

     Section XIII.. Counterparts. This Third Amendment may be executed in any number of counterparts and by different parties on separate counterparts and all of such counterparts shall together constitute one and the same instrument. Complete sets of counterparts shall be lodged with the Company and the Agent.

     Section XIV.. References to Credit Agreement. As used in the Credit Agreement (including all Exhibits thereto) and all other Loan Documents, on and subsequent to the effective date hereof, the term "Agreement" shall mean the Credit Agreement, as amended by this Third Amendment.

     IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to be duly executed and delivered by their respective duly authorized offices as of the date first above written.

               NOTICE PURSUANT TO TEX. BUS. & COMM. CODE ss.26.02

THIS THIRD AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED BY ANY OF THE PARTIES BEFORE OR SUBSTANTIALLY CONTEMPORANEOUSLY WITH THE EXECUTION HEREOF TOGETHER CONSTITUTE A WRITTEN CREDIT AGREEMENT AND REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.


                                                 WHOLE FOODS MARKET, INC.
                                                 a Texas corporation

                                                 By:  /s/  Glenda Flanagan
                                                 Glenda Flanagan
                                                 Secretary

                                                 Address for Notices:
                                                 Whole Foods Market, Inc.
                                                 601 N. Lamar Blvd., Suite 300
                                                 Austin, Texas  78703-5413
                                                 Attention: Ms. Glenda Flanagan

                              TEXAS COMMERCE BANK NATIONAL
                              ASSOCIATION, individually
Commitment:                   and as Agent
$34,000,000
                              By:
                              Name:
                              Title:

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
                              Attention: Manager/Loan Syndication Services

Commitment:                            WELLS FARGO BANK (TEXAS), N.A.
$22,000,000
                                       By:
                                       Name:
                                       Title:

                                       Address for Notices:
                                       Wells Fargo Bank (Texas), N.A.
                                       100 Congress Avenue, Suite 150
                                       Austin, Texas  78701
                                       Attention: Ms. Susan L. Coulter

                                FIRST UNION NATIONAL BANK OF NORTH
Commitment:                      CAROLINA
$22,000,000
                                By:
                                Name:
                                Title:

                                Address for Notices:
                                First Union National Bank of North Carolina
                                One First Union Center DC-5
                                301 South College Street
                                Charlotte, North Carolina  28288
                                Attention: Mr. David Hall

Commitment:                        THE FIRST NATIONAL BANK OF BOSTON
$22,000,000
                                   By:
                                   Name:
                                   Title:

                                   Address for Notices:
                                   The First National Bank of Boston
                                   100 Federal Street
                                   01-09-05
                                   Boston, Massachusetts  02106
                                   Attention: Ms. Judith C. E. Kelly

     The undersigned Guarantors (a) acknowledge and consent to the execution of the foregoing Third Amendment, (b) confirm that the Guaranties previously executed or joined in by each of the undersigned Guarantors apply and shall continue to apply to all Indebtedness evidenced by or arising pursuant to the Credit Agreement or any other Loan Documents, notwithstanding the execution and delivery of this Third Amendment by the Company, the Agent and each of the Banks, and (c) acknowledge that without this consent and confirmation, the Banks and the Agent would not agree to the modifications of the Credit Agreement which are evidenced by the foregoing Third Amendment.

                                      WHOLE FOOD COMPANY, INC.,
                                      a Louisiana corporation
                                      WHOLE FOODS  MARKETCALIFORNIA,INC.,
                                      a California corporation
                                      MRS. GOOCH'S NATURAL FOOD MARKETS, INC.,
                                      a  California   corporation
                                      WFM BEVERAGE CORP.,
                                      a Texas corporation
                                      THE SOURDOUGH:A EUROPEAN BAKERY, INC.,
                                      a Texas  corporation
                                      WHOLE FOODS MARKET SERVICES, INC.,
                                      a Delaware corporation
                                      WHOLE FOODS MARKET SOUTHWEST
                                      INVESTMENTS, INC.,
                                      a Delaware  corporation
                                      WHOLE FOODS  MARKET  SOUTHWEST I,INC.,
                                      a Delaware corporation
                                      WHOLE FOODS MARKET GROUP,  INC.,   a
                                      Delaware corporation

                                      By:   /s/  Glenda Flanagan
                                            --------------------
                                            Glenda Flanagan
                                            Secretary

                                      WHOLE FOODS MARKET SOUTHWEST, L.P.,
                                      a Texas limited partnership

                                      By:  Whole Foods Market Southwest I, Inc.,
                                           a Delaware corporation
                                           General Partner

                                           By:    /s/  Glenda Flanagan
                                                  --------------------
                                                  Glenda Flanagan
                                                  Secretary

                                  Exhibit 10.11

                      FOURTH AMENDMENT TO CREDIT AGREEMENT


     THIS FOURTH AMENDMENT TO CREDIT AGREEMENT ("Fourth Amendment"), dated as of September 2, 1997, is made and entered into by and among WHOLE FOODS MARKET, INC. (the "Company"), a Texas corporation, the banking institutions from time to time a party to the Credit Agreement (as hereinafter defined), as amended by this Fourth Amendment (each, together with its successors and assigns, a "Bank" and collectively, the "Banks"), and TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent").

RECITALS:

     WHEREAS, the Company, the Agent and certain Banks are parties to a Credit Agreement dated as of December 27, 1994, as amended by that certain First
Amendment to Credit Agreement dated as of May 16, 1996, by and among the Company, the Agent and the Banks, that certain Second Amendment to Credit Agreement dated as of December 24, 1996, by and among the Company, the Agent and the Banks, and that certain Third Amendment to Credit Agreement dated as of March 24, 1997, by and among the Company, the Agent and the Banks (said Credit Agreement, as previously amended, being hereinafter referred to as the "Credit Agreement"); and

     WHEREAS, in connection with a modification in the definition of Eurodollar Interbank Rate under the Credit Agreement, the Company, the Agent and the Banks have agreed, on the terms and conditions herein set forth, that the Credit Agreement be further amended in certain respects.

AGREEMENTS:

     NOW, THEREFORE, in consideration of the premises and the mutual agreements, representations and warranties herein set forth, and for other good and valuable consideration, the receipt and sufficiency which are hereby acknowledged and confessed, the Company, the Agent and the Banks do hereby agree as follows:

     Section I.. General Definitions. Except as expressly modified by this Third Amendment, capitalized terms used herein which are defined in the Credit Agreement shall have the same meanings when used herein.

     Section II.. Amendment to Existing Definitions. The following definition contained in Section 1 of the Credit Agreement is hereby amended and restated in its entirety to hereafter be and read as follows:

          Eurodollar Interbank RateInterbank RateRate shall mean, for each Eurodollar Interest Period, the rate of interest per annum, rounded, if necessary, to the next highest whole multiple of one-sixteenth percent (1/16%), determined by the Agent based upon rates quoted at or before 10:00 a.m. in such Eurodollar interbank market (or as soon thereafter as practicable), on the date two (2) Eurodollar Business Days prior to the first day of such Eurodollar Interest Period, for the offering to the Reference Bank by leading dealers in whatever eurodollar interbank market may be selected by the Agent in its sole discretion, acting in good faith, at the time of determination and in accordance with the then existing practice in such market, of deposits in United States dollars for delivery on the first day of such Eurodollar Interest Period and having a maturity equal to the length of such Eurodollar Interest Period and in an amount equal (or as nearly equal as may be) to the Eurodollar Rate Borrowing to which such Eurodollar Interest Period relates. Each determination by the Agent of the Eurodollar Interbank Rate shall be conclusive and binding, absent manifest error, and may be computed using any reasonable averaging and attribution method.

     Section III.. Modification of Addresses for Notices. Section 9.2 is hereby modified to cause the "Address for Notices" referenced therein for each of the Company, the Agent and the Banks to hereafter be the "Address for Notices" specified below the name of the applicable entity on the signature pages of this Fourth Amendment.

     Section IV.. Representations and Warranties. The Company represents and warrants to the Agent and the Banks that the representations and warranties contained in Section 4 of the Credit Agreement and in all of the other Loan Documents are true and correct in all material respects on and as of the effective date hereof as though made on and as of such effective date. The Company hereby certifies that no event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement or which, upon the giving of notice or the lapse of time, or both, would constitute a Default or an Event of Default. Additionally, the Company hereby represents and warrants to the Agent and the Banks that the resolutions of the Board of Directors of the Company and its Subsidiaries which are set out in the following described Secretary's Certificates remain in full force and effect as of the effective date hereof and have not been modified, amended, superseded or revoked:

          1. That certain Secretary's Certificate dated December 21, 1994, executed and delivered to the Agent by the Secretary of Whole Foods Market, Inc. in connection with the Credit Agreement;

          2. That certain Secretary's Certificate dated December 21, 1994, executed and delivered to the Agent by the Secretary of Bread & Circus, Inc., Mrs. Gooch's Natural Foods Market, Inc., The Sourdough: A European Bakery, Inc., Wellspring Grocery, Inc., WFM Beverage Corp., Whole Foods Company, Inc., Whole Foods Market California, Inc. and Whole Foods Market Southwest, Inc. in connection with the Credit Agreement;

          3. That certain Secretary's Certificate dated April 5, 1995, executed and delivered to the Agent by the Secretary of Whole Foods Market Southwest I, Inc. in connection with that certain Joinder Agreement dated effective March 27, 1995, executed and delivered to the Agent by Whole Foods Market Midwest, Inc., Whole Foods Market Services, Inc., Whole Foods Market Southwest I, Inc., Whole Foods Market Southwest Investments, Inc. and Whole Foods Market Southwest, L.P.;

          4. That certain Secretary's Certificate dated April 5, 1995, executed and delivered to the Agent by the Secretary of Whole Foods Market Midwest, Inc., Whole Foods Market Services, Inc., and Whole Foods Market Southwest Investments, Inc., in connection with the above-described Joinder Agreement dated effective March 27, 1995;

          5. That certain Secretary's Certificate dated December 19, 1996, executed and delivered to the Agent by the Secretary of Whole Foods Market Group, Inc., in connection with that certain Joinder Agreement dated effective December 19, 1996, executed and delivered to the Agent by Whole Foods Market Group, Inc.; and

          6. That certain Secretary's Certificate dated March 24, 1997, executed and delivered to the Agent by the Secretary of Whole Foods Market, Inc. in connection with the Third Amendment of the Credit Agreement.

     Section V.. Limitations. The amendments set forth herein are limited precisely as written and shall not be deemed to (a) be a consent to, or waiver or modification of, any other term or condition of the Credit Agreement or any of the other Loan Documents, or (b) except as expressly set forth herein, prejudice any right or rights which the Banks may now have or may have in the future under or in connection with the Credit Agreement, the Loan Documents or any of the other documents referred to therein. Except as expressly modified hereby or by express written amendments thereof, the terms and provisions of the Credit Agreement, the Notes and any other Loan Documents or any other documents or instruments executed in connection with any of the foregoing are and shall remain in full force and effect. In the event of a conflict between this Fourth Amendment and any of the foregoing documents, the terms of this Fourth Amendment shall be controlling.

     Section VI.. Payment of Expenses. The Company agrees, whether or not the transactions hereby contemplated shall be consummated, to reimburse and save the Agent and each of the Banks harmless from and against liability for the payment of all reasonable substantiated out-of-pocket costs and expenses arising in connection with the preparation, execution, delivery, amendment, modification, waiver and enforcement of, or the preservation of any rights under this Fourth Amendment, including, without limitation, the reasonable fees and expenses of counsel for the Agent and other charges which may be payable in respect of, or in respect of any modification of, the Credit Agreement and the Loan Documents. The provisions of this Section shall survive the termination of the Credit Agreement and the repayment of the Loans.

     Section VII.. Descriptive Headings, etc. The descriptive headings of the several Sections of this Fourth Amendment are inserted for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

     Section VIII.. Entire Agreement. This Fourth Amendment and the documents referred to herein represent the entire understanding of the parties hereto regarding the subject matter hereof and supersede all prior and contemporaneous oral and written agreements of the parties hereto with respect to the subject matter hereof, including, without limitation, any commitment letters regarding the transactions contemplated by this Fourth Amendment.

     Section IX.. Counterparts. This Fourth Amendment may be executed in any number of counterparts and by different parties on separate counterparts and all of such counterparts shall together constitute one and the same instrument. Complete sets of counterparts shall be lodged with the Company and the Agent.

     Section X.. References to Credit Agreement. As used in the Credit Agreement (including all Exhibits thereto) and all other Loan Documents, on and subsequent to the effective date hereof, the term "Agreement" shall mean the Credit Agreement, as amended by this Fourth Amendment.

     IN WITNESS WHEREOF, the parties hereto have caused this Fourth Amendment to be duly executed and delivered by their respective duly authorized offices as of the date first above written.

               NOTICE PURSUANT TO TEX. BUS. & COMM. CODE ss.26.02

THIS FOURTH AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED BY ANY OF THE PARTIES BEFORE OR SUBSTANTIALLY CONTEMPORANEOUSLY WITH THE EXECUTION HEREOF TOGETHER CONSTITUTE A WRITTEN CREDIT AGREEMENT AND REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.


                                            WHOLE FOODS MARKET, INC.
                                            a Texas corporation

                                            By:      /s/  Glenda Flanagan
                                                     --------------------
                                                     Glenda Flanagan
                                                     Secretary

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
                                Attention: Manager/Loan Syndication Services

                                        WELLS FARGO BANK (TEXAS), N.A.

                                        By:
                                        Name:
                                        Title:

                                        Address for Notices:
                                        Wells Fargo Bank (Texas), N.A.
                                        100 Congress Avenue, Suite 150
                                        Austin, Texas  78701
                                        Attention: Ms. Susan L. Coulter

                                     FIRST UNION NATIONAL BANK OF NORTH
                                     CAROLINA

                                     By:
                                     Name:
                                     Title:

                                     Address for Notices:
                                     First Union National Bank of North Carolina
                                     One First Union Center DC-5
                                     301 South College Street
                                     Charlotte, North Carolina  28288
                                     Attention: Mr. David Hall

                                              BANKBOSTON, N.A.

                                              By:
                                              Name:
                                              Title:

                                              Address for Notices:
                                              BankBoston, N.A.
                                              100 Federal Street
                                              01-09-05
                                              Boston, Massachusetts  02106
                                              Attention: Ms. Judith C. E. Kelly

     The undersigned Guarantors (a) acknowledge and consent to the execution of the foregoing Fourth Amendment, (b) confirm that the Guaranties previously executed or joined in by each of the undersigned Guarantors apply and shall continue to apply to all Indebtedness evidenced by or arising pursuant to the Credit Agreement or any other Loan Documents, notwithstanding the execution and delivery of this Fourth Amendment by the Company, the Agent and each of the Banks, and (c) acknowledge that without this consent and confirmation, the Banks and the Agent would not agree to the modifications of the Credit Agreement which are evidenced by the foregoing Fourth Amendment.

                               WHOLE FOOD COMPANY, INC.,
                               a   Louisiana   corporation
                               WHOLE     FOODS      MARKET
                               CALIFORNIA,     INC.,
                               a  California corporation
                               MRS. GOOCH'S NATURAL FOOD MARKETS, INC., a California corporation
                               WFM  BEVERAGE CORP., a Texas  corporation
                               THE SOURDOUGH: A EUROPEAN BAKERY, INC., a Texas corporation
                               WHOLE FOODS MARKET  SERVICES,  INC.,  a
                               Delaware  corporation
                               WHOLE FOODS MARKET SOUTHWEST INVESTMENTS, INC., a Delaware corporation
                               WHOLE FOODS  MARKET  SOUTHWEST I,INC.,
                               a Delaware corporation
                               WHOLE FOODS MARKET GROUP,INC.,
                               a Delaware corporation

                                By:      /s/  Glenda Flanagan
                                         ---------------------
                                         Glenda Flanagan
                                                Secretary

                                  WHOLE FOODS MARKET SOUTHWEST, L.P.,
                                  a Texas limited partnership

                                  By: Whole Foods Market Southwest I, Inc., a Delaware corporation
                                           General Partner

                                           By:      /s/  Glenda Flanagan
                                                    --------------------
                                                    Glenda Flanagan
                                                    Secretary

                                  EXHIBIT 21.1

SUBSIDIARIES OF WHOLE FOODS MARKET, INC.

                Name                                  State of Incorporation or Organization

     Whole Foods Market Services, Inc.                               Delaware
     WFM Beverage Corp.                                              Texas
     Whole Foods Market Southwest I, Inc.                            Delaware
     Whole Foods Market Southwest Investments, Inc.                  Delaware
     Whole Foods Market California, Inc.                             California
     Mrs. Gooch's Natural Foods Markets, Inc.                        California
     Amrion, Inc.                                                    Colorado
     Whole Foods Market Group, Inc.                                  Delaware

SUBSIDIARIES OF WHOLE FOODS MARKET SERVICES, INC.

                Name                                  State of Incorporation or Organization

     Whole Foods Market Brand 365, LLC (52% member)                  California

SUBSIDIARIES OF AMRION, INC.

                Name                                  State of Incorporation or Organization

     Natrix International, LLC (90% member)                           Colorado

SUBSIDIARIES OF WHOLE FOODS MARKET SOUTHWEST I, INC.

                Name                                  State of Incorporation or Organization

     Whole Foods Market Southwest, L.P. (1% GP)                       Texas

SUBSIDIARIES OF WHOLE FOODS MARKET SOUTHWEST INVESTMENTS, INC.

                Name                                  State of Incorporation or Organization

     Whole Foods Market Southwest, L.P. (99% LP)                      Texas
     Whole Food Company, Inc. (100%)                                  Louisiana
     The Sourdough:  A European Bakery (83.33%)                       Texas
       Also Doing Business As Sourdough


                                                                    Exhibit 23.1





                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Whole Foods Market, Inc.:

We consent to incorporation by reference in the registration statements (No. 333-11271, No. 333-11273 and No. 333-35809) on Form S-8 and the registration statements (No. 333-968 and No. 333-22745) on Form S-3 of Whole Foods Market, Inc. of our report dated November 14, 1997, relating to the consolidated balance sheets of Whole Foods Market, Inc. and subsidiaries as of September 28, 1997 and September 29, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three fiscal-year period ended September 28, 1997, which report appears in the September 28, 1997 annual report on Form 10-K of Whole Foods Market, Inc.





Austin, Texas
December 23, 1997