Form 10-Q
period 1998-01-18
WHOLE FOODS MARKET INC
filed 1998-03-04
CIK 865436

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 18, 1998; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to_______.


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

                  Yes  X                                          No

     The number of shares of the registrant's common stock, no par value, outstanding as of January 18, 1998 was 25,985,000 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                     January 18, 1998 and September 28, 1997

(In thousands, except share data)

                                                           1998            1997
                                                         ----------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $   4,569    $  13,395
   Marketable securities                                      --          1,089
   Merchandise inventories                                  73,690       64,838
   Accounts receivable and other                            47,351       34,571
                                                         ----------------------
     Total current assets                                  125,610      113,893
                                                         ----------------------

Net property and equipment                                 248,891      228,215
Excess of cost over net assets acquired, net                35,219       35,577
Other assets                                                28,505       21,993
                                                         ----------------------
                                                         $ 438,225    $ 399,678
                                                         ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                $     779    $   1,171
   Trade accounts payable                                   36,073       30,900
   Accrued expenses and other                               55,101       45,201
                                                         ----------------------
     Total current liabilities                              91,953       77,272
                                                         ----------------------

Long-term debt, less current installments                   90,475       92,673
Other long-term liabilities                                 29,477       24,268
                                                         ----------------------
     Total liabilities                                     211,905      194,213
                                                         ----------------------
Shareholders' equity:
   Common stock, no par value, 50,000,000 shares
     authorized; 25,985,000 and 24,453,000
     shares issued and outstanding                         201,997      192,514
   Unrealized loss on securities available for sale           --           (125)
   Retained earnings                                        24,323       13,076
                                                         ----------------------
     Total shareholders' equity                            226,320      205,465
                                                         ----------------------

                                                         $ 438,225    $ 399,678
                                                         ======================


See accompanying notes to condensed consolidated financial statements.

                        WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)


                                                         Sixteen weeks ended
                                                       January 18    January 19
                                                         1998           1997
                                                       ------------------------

Sales                                                  $ 407,788     $  312,584
Cost of goods sold and occupancy costs                   272,036        213,137
                                                       ------------------------

Gross profit                                             135,752         99,447

Selling, general and administrative expenses             111,904         87,065
Pre-opening and relocation costs                           1,065          1,604
Merger expenses                                            1,699           --
                                                       ------------------------

Income from operations                                    21,084         10,778
Interest expense                                           1,998          1,762
Investment and other income                                   (6)          (179)
                                                       ------------------------

Income before income taxes                                19,092          9,195
Income taxes                                               7,064          3,207
                                                       ------------------------

Net income                                             $  12,028      $   5,988
                                                       ------------------------


Basic earnings per share                               $    0.46      $    0.25
                                                       ------------------------

Weighted average common shares outstanding                25,913         24,085
                                                       ------------------------

Diluted earnings per share                             $    0.44      $    0.24
                                                       ------------------------

Shares applicable to diluted earnings                     27,523         24,971
                                                       ------------------------



See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In thousands)
                                                           Sixteen weeks ended
                                                          January 18  January 19
                                                             1998        1997
                                                          ---------------------

Net cash flow from operating activities                   $  22,022   $  13,552

Cash flow from investing activities:
   Acquisition of property and equipment                    (24,648)    (19,852)
   Acquisition of leasehold rights                           (2,555)     (1,816)
   Other                                                       (845)       (501)
                                                          ---------------------
     Net cash flow used by investing activities             (28,048)    (22,169)
                                                          ---------------------
Cash flow from financing activities:
   Net proceeds from bank borrowings                          9,000      15,000
   Payments on long-term debt                               (21,048)       (334)
   Proceeds from issuance of common stock                     9,194         757
   Cash acquired in pooling-of-interests                         54        --
                                                          ---------------------
     Net cash flow from (used by) financing activities       (2,800)     15,423
                                                          ---------------------

Net increase (decrease) in cash and cash equivalents         (8,826)      6,806
Cash and cash equivalents at beginning of period             13,395       3,997
                                                          ---------------------

Cash and cash equivalents at end of period                $   4,569   $  10,803
                                                          =====================




See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                January 18, 1998
                                   (Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's  Annual  Report on Form 10K for the fiscal  year ended  September  28,
1997.

The Company's fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks

2.   Business Combination

In December 1997, the Company acquired Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado for approximately 175,000 shares of Company stock. Also in December 1997, the Company acquired Merchant of Vino, which operates four gourmet/natural food supermarkets and two specialty wine and gourmet food shops in the greater Detroit metropolitan area, for approximately 1.1 million shares of Company stock. The acquisitions were accounted for using the pooling-of-interests method. Due to the immateriality of these financial statements of these acquired entities to the Company's consolidated financial statements, financial information for the periods prior fiscal 1998 will not be restated. An adjustment to increase retained earnings by approximately $2.1 million has been recorded to include results of operations of these acquired entities prior to the combination in these financial statements. Revenue and results of operations of these acquired entities for the period from September 29, 1997 through the dates of acquisition are not material to the combined results.

3.   Earnings Per Share

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Effective September 29,1997, the Company has adopted on a retroactive basis SFAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. The adoption of SFAS 128 did not have a material effect on the Company's financial statements. Income, or the numerator in the calculation of earnings per share, was the same for both the basic and diluted earnings per share in both periods presented.

                                                                     (continued)

A reconciliation of the denominators of the basic and diluted earnings per share calculations follows (in thousands):


                                                                            Sixteen weeks ended
                                                                         January 18     January 19
                                                                            1998             1997
                                                                         ------------------------

   Weighted average common shares outstanding applicable to
     basic and diluted earnings per share                                  25,913          24,085

   Additional shares deemed outstanding from the
     assumed exercise of stock options                                      1,610             866
                                                                         ------------------------

   Shares applicable to diluted earnings                                   27,523          24,971
                                                                         ========================


Options to purchase 125,000 shares of common stock were not included in the computation of diluted earnings per share for the period ended January 18, 1998, because to do so would be antidilutive. Subsequent to the end of the first quarter, the Company issued a private offering of zero coupon convertible subordinated debentures which resulted in gross proceeds to the Company of $100 million as discussed in Note 5.

4.   Recent Pronouncement

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for financial statements issued for periods beginning after December 15, 1997. The Company plans to adopt SFAS 131 in fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statements.

5.   Subsequent Event

Subsequent to the end of the first quarter, the Company issued a private offering under Rule 144A of the Securities Act of 1933, as amended, of 5% zero coupon convertible subordinated debentures with no sinking fund requirements and a scheduled maturity date of March 2, 2018. This offering resulted in gross proceeds to the Company of $100 million (excluding over-allotment option). The debentures are convertible at the option of the holder, at anytime on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 5.320 shares per $1,000 principal amount at maturity initially representing a conversion price of approximately $70 per share of common stock, or approximately 1,429,000 shares. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for purchase price equal to issue price plus accrued original issue discount to such dates. Subject to certain limitations, the Company, at its option, may elect to pay this purchase price in cash, shares of common stock or any combination thereof. Debentures may also be redeemed in cash at the option of the holder if there is a change in control at purchase prices equal to issue price plus original issue discount to the date of redemption. Subsequent to March 2, 2003, the debentures are redeemable at the option of the Company for cash, in whole or in part, at redemption prices equal to issue price plus accrued original issue discount to date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Sixteen weeks ended January 18, 1998 compared to the same periods of the prior year.

General
-------
The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. In December 1997, the Company acquired Allegro Coffee and Merchant of Vino in transactions that have been accounted for using the pooling-of-interests method. Results of operations for the first fiscal quarter of 1998 include the results of these acquired companies for the full quarter. Prior year results have not been restated due to the immateriality of Allegro Coffee and Merchant of Vino financial statements to the Company's consolidated financial statements.

Sales
-----
Sales increased 30% for the first fiscal quarter compared to the same period of the prior fiscal year due to new stores opened and acquired since last year, same store sales increases of approximately 14.4% and an increase in net sales at Amrion. Current comparable store sales increases have been greater than historical levels due to such factors as increasing sales in stores acquired from Fresh Fields, the comparison of sales from stores located in Southern California which were negatively impacted in the prior year by the name change from Mrs. Gooch's to Whole Foods Market, improvements in overall store execution and increased sales of newly released private label products. Sales increases at Amrion resulted from improved customer acquisition programs and expanded retail and mass market distribution programs.

Gross Profit
------------
Gross profit consists of retail sales less retail cost of goods sold and occupancy costs, plus the net contribution from non-retail grocery distribution and food preparation operations. The Company's gross profit as a percentage of sales for the sixteen weeks ended January 18, 1998 was 33.3% compared to 31.8% for the same period of the prior year. This increase reflects improved gross margins as stores mature, increased national buying and private label initiatives and continued improvement by new stores. Additionally, gross profit is positively affected by continued reductions in product cost as a percentage of sales at Amrion resulting from increased in-house manufacturing and improved materials procurement.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses in the first quarter as a percentage of sales decreased to 27.4% from 27.9% for the same period of the prior year. Direct store expenses decreased as a percentage of sales due to reduced store expenses for new stores as compared to historical new store expenses and reductions in store labor costs. Other decreases in general and administrative expenses as a percentage of sales reflect increases in Company sales without comparable increases in administrative staff.

Pre-Opening and Relocation Costs
--------------------------------
Pre-opening and relocation costs for the sixteen weeks ended January 18, 1998 relate to the opening of one new Company store in Brentwood, California and the relocation of two stores, San Antonio, Texas and Evanston, Illinois. In the prior fiscal year, there were three new store openings in the first fiscal quarter. Subsequent to the end of the first quarter, two new Company stores have opened in Boulder, Colorado and Tempe, Arizona. Four new store openings and one store relocation are scheduled for the remainder of the current fiscal year.

Interest Expense
----------------
Interest expense for the first quarter was approximately $1,998,000 compared to approximately $1,762,000 for the first quarter of the prior year, net of capitalized interest. Interest expense consists of costs related to the bank line of credit and senior notes payable, net of capitalized interest associated with new store development. Interest expense related to the second quarter issuance of $100 million in convertible subordinated debentures will be partially offset by interest income generated from investment of the excess proceeds and the elimination of interest expense related to the bank line of credit during the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

The Company has maintained a bank credit agreement, which provides for a revolving line of credit of up to $100 million. The amounts borrowed under this agreement are convertible into a four year term loan upon the expiration of the revolving credit term on June 30, 1999. At January 18, 1998, approximately $50 million was drawn under this agreement. Subsequent to the end of the first quarter all amounts outstanding under the bank line of credit agreement were repaid with proceeds from the issuance of convertible subordinated debentures. The Company intends to modify its bank line of credit facility to reduce the amount available for borrowing and delete or modify certain restrictive covenants. During the first fiscal quarter, the Company paid approximately $8.8 million to retire all outstanding debt of Allegro and Merchant of Vino in connection with those acquisitions.

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of the new stores and, to lesser extent, the resultant increase in the working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance).
This excludes new store inventory of approximately $400,000, a substantial portion of which is financed by the vendors of Whole Foods Market. Subsequent to the end of the first fiscal quarter the Company has opened two new stores in Boulder, Colorado and Tempe, Arizona. Four new store openings and one store relocation are scheduled for the remainder of the current fiscal year. The Company has sixteen stores currently under development that are expected to open during the next two fiscal years. The Company expects that cash generated from operations, proceeds from the issuance of convertible subordinated debentures and amounts available under its bank line of credit will be sufficient to finance this expansion and other anticipated working capital and capital expenditure requirements.

YEAR 2000 COMPLIANCE

Currently, there is a significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modifications and/or implementation modifications will be required to enable such software to distinguish between 21st and 20th century dates. The Company uses third-party system software, some of which will need to be modified or replaced in order to address year 2000 compliance. The Company is continuing to evaluate the activities necessary to become year 2000 compliant and, although the evaluation is ongoing, currently does not anticipate the associated costs to be material.

RISK FACTORS

The Company wishes to caution readers that inherent risks and uncertainties including those listed in the Company's Annual Report on Form 10-K for the year ended September 28, 1997, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Except for historical information, the matters discussed in such oral and written communications are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new or relocated stores, the impact of competition and other factors which are often beyond the control of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibit is filed with this report:

         Exhibit 27  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended January 18, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Whole Foods Market, Inc.
                                                    ------------------------
                                                    Registrant


Date:  March 4, 1998                                /s/ Glenda Flanagan
                                                    ------------------------
                                                    By:   Glenda Flanagan
                                                    Glenda Flanagan
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Duly authorized officer and
                                                    principal financial officer)