Form 10QSB
period 1998-04-12
WHOLE FOODS MARKET INC
filed 1998-05-21
CIK 865436

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 12, 1998; or

[ ] Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
    Exchange Act of 1934 for the transition period from       to       .
                                                        -----    -----


Commission File Number:  0-19797


                            WHOLE FOODS MARKET, INC.
             (Exact name of registrant as specified in its charter)

   Texas                                                          74-1989366
(State of                                                       (IRS employer
incorporation)                                               identification no.)

   601 N. Lamar
   Suite 300
   Austin, Texas                                                        78703
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

                  Yes  X             No

     The number of shares of the registrant's common stock, no par value, outstanding as of April 12, 1998 was 26,206,000 shares.

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial statements

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                     April 12, 1998 and September 28, 1997


(In thousands, except share data)

                                                        1998        1997
                                                    ----------------------
ASSETS
Current assets:
 Cash and cash equivalents                          $  35,834    $  13,395
 Marketable securities                                 25,928        1,089
 Merchandise inventories                               80,010       64,838
 Accounts receivable and other                         52,222       34,571
                                                    ---------    ---------
   Total current assets                               193,994      113,893
                                                    ---------    ---------

Net property and equipment                            264,638      228,215
Excess of cost over net assets acquired, net           34,954       35,577
Other assets                                           28,597       21,993
                                                    ---------    ---------

                                                    $ 522,183    $ 399,678
                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt             $     773    $   1,171
 Trade accounts payable                                44,937       30,900
 Accrued expenses and other                            49,644       45,201
                                                    ---------    ---------
   Total current liabilities                           95,354       77,272
                                                    ---------    ---------

Long-term debt, less current installments             155,517       92,673
Other long-term liabilities                            29,521       24,268
                                                    ---------    ---------
   Total liabilities                                  280,392      194,213
                                                    ---------    ---------


Shareholders' equity:
 Common stock, no par value, 100,000,000 shares
   authorized; 26,206,000 and 24,453,000
   shares issued and outstanding                      206,168      192,514
 Unrealized loss on securities available for sale          (7)        (125)
 Retained earnings                                     35,630       13,076
                                                    ---------    ---------
   Total shareholders' equity                         241,791      205,465
                                                    ---------    ---------

                                                    $ 522,183    $ 399,678
                                                    =========    =========



                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)


                                                 Twelve weeks ended      Twenty-eight weeks ended
                                                April 12     April 13      April 12    April 13
                                                   1998        1997          1998        1997
                                               ----------------------    ------------------------

Sales                                          $ 324,811    $ 259,800    $ 732,599    $ 572,384
Cost of goods sold and occupancy costs           213,872      174,516      485,908      387,653
                                               ----------------------    ----------------------

Gross profit                                     110,939       85,284      246,691      184,731

Selling, general and administrative expenses      90,620       71,558      202,524      158,623
Pre-opening and relocation costs                   1,462        1,129        2,527        2,733
Merger expenses                                     --           --          1,699         --
                                               ----------------------    ----------------------

Income from operations                            18,857       12,597       39,941       23,375
Interest expense                                   1,534        1,519        3,532        3,281
Investment and other income                         (334)        (101)        (340)        (280)
                                               ----------------------    ----------------------

Income before income taxes                        17,657       11,179       36,749       20,374
Income taxes                                       6,533        3,961       13,597        7,168
                                               ----------------------    ----------------------

Net income                                      $ 11,124    $   7,218    $  23,152    $  13,206
                                               ======================    ======================



Basic earnings per share                       $    0.43    $    0.30    $    0.89    $    0.55
                                               ======================    ======================

Diluted earnings per share                     $    0.40    $    0.29    $    0.84    $    0.53
                                               ======================    ======================




See accompanying notes to condensed consolidated financial statements.



                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In thousands)
                                                         Twenty-eight weeks ended
                                                          April 12      April 13
                                                           1998          1997
                                                         ------------------------


Net cash flow from operating activities                    $37,719     $ 27,049


Cash flow from investing activities:
   Acquisition of property and equipment                    (48,901)    (33,652)
   Acquisition of leasehold rights                           (2,555)     (8,066)
   Proceeds from marketable securities available for sale      --           573
   Purchase of marketable securities available for sale     (25,935)       --
   Other                                                     (1,038)       (598)
                                                           --------------------
     Net cash flow used by investing activities             (78,429)    (41,743)
                                                           --------------------

Cash flow from financing activities:
   Net proceeds from bank borrowings                         11,000      24,000
   Net proceeds from sale of convertible debentures         111,749        --
   Payments on long-term debt                               (73,019)     (6,454)
   Proceeds from issuance of common stock                    13,365       1,185
   Purchase of company stock                                   --        (2,187)
   Cash acquired in pooling-of-interests                         54        --
                                                           --------------------
     Net cash flow from financing activities                 63,149      16,544
                                                           --------------------

Net increase in cash and cash equivalents                    22,439       1,850
Cash and cash equivalents at beginning of period             13,395       3,997
                                                           --------------------

Cash and cash equivalents at end of period                 $ 35,834     $ 5,847
                                                           ====================




See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 12, 1998
                                   (Unaudited)

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

2.  Business Combinations

In December 1997, the Company acquired Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado for approximately 175,000 shares of Company stock. Also in December 1997, the Company acquired Merchant of Vino, which operates four gourmet/natural food supermarkets and two specialty wine and gourmet food shops in the greater Detroit metropolitan area, for approximately 1.1 million shares of Company stock. The acquisitions were accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of these acquired entities to the Company's consolidated financial statements, financial information for the periods prior to fiscal 1998 has not been restated. An adjustment to increase retained earnings by approximately $2.1 million has been recorded to include results of operations of these acquired entities prior to the combination in these financial statements. Revenue and results of operations of these acquired entities for the period from September 29, 1997 through the dates of acquisition are not material to the combined results.

3.   Long-Term Debt

During the second fiscal quarter, the Company issued a private offering under Rule 144A of the Securities Act of 1933, as amended, of 5% zero coupon convertible subordinated debentures with no sinking fund requirements and a scheduled maturity date of March 2, 2018. This offering resulted in gross proceeds to the Company of approximately $115 million including the over-allotment option. The debentures are convertible at the option of the holder, at anytime on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 5.320 shares per $1,000 principal amount at maturity initially representing a conversion price of approximately $70 per share of common stock, or approximately 1,643,000 shares. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for purchase price equal to issue price plus accrued original issue discount to such dates. Subject to certain limitations, the Company, at its option, may elect to pay this purchase price in cash, shares of common stock or any combination thereof. Debentures may also be redeemed in cash at the option of the holder if there is a change in control at purchase prices equal to issue price plus original issue discount to the date of redemption. Subsequent to March 2, 2003, the debentures are redeemable at the option of the Company for cash, in whole or in part, at redemption prices equal to issue price plus accrued original issue discount to date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. All amounts outstanding under the Company's line of credit agreement were repaid during the second fiscal quarter with proceeds from the issuance of the convertible subordinated debentures.

4.    Earnings Per Share

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective September 29,1997, the Company adopted on a retroactive basis SFAS 128, which establishes standards for computing and presenting earnings per share. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. The adoption of SFAS 128 did not have a material effect on the Company's financial statements.


A reconciliation of the denominators of the basic and diluted earnings per share calculations follows (in thousands):

                                                              Twelve weeks ended       Twenty-eight weeks ended
                                                            April 12      April 13       April 12     April 13
                                                              1998          1997           1998         1997
                                                            -----------------------     --------------------


   Denominator for basic earnings per
     share - weighted average shares                           26,094       24,155       25,990       24,114

Additional shares deemed outstanding from the
       Assumed exercise of stock options                        1,730          686        1,662          719
                                                            ------------------------------------------------

   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions                            27,824       24,841       27,652       24,833
                                                               =============================================



Options to purchase approximately 1.5 million shares of common stock and 1,643,000 shares of common stock related to the $115 million in zero coupon convertible subordinated debentures were not included in the computation of diluted earnings per share for the twelve or twenty-eight week period ended April 12, 1998, because to do so would be antidilutive.

5.    Recent Pronouncement

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements issued for periods beginning after December 15, 1997. The Company plans to adopt SFAS 130 in fiscal year 1999. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Adoption of the statement will not result in significant additional disclosures by the Company.

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

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5 on April 3, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP 98-5 in fiscal year 2000. The adoption will not have a material impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Twelve and twenty-eight weeks ended April 12, 1998 compared to the same periods of the prior year.

General

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. In December 1997, the Company acquired Allegro Coffee and Merchant of Vino in transactions that have been accounted for using the pooling-of-interests method. Results of operations for fiscal 1998 include the results of these acquired companies for the full year. Prior year results have not been restated due to the immateriality of Allegro Coffee and Merchant of Vino financial statements to the Company's consolidated financial statements.

Sales

Sales increased 25% for the second fiscal quarter and 28% for the twenty-eight weeks compared to the same periods of the prior fiscal year due to new stores opened and acquired since last year, same store sales increases of approximately 11.8% for the quarter and 13.2% for the twenty-eight weeks, and an increase in net sales at Amrion. The Company believes that current comparable store sales increases have been greater than historical levels due to such factors as increasing sales in stores acquired from Fresh Fields, the comparison of sales from stores located in Southern California which were negatively impacted in the prior year by the name change from Mrs. Gooch's to Whole Foods Market, improvements in overall store execution and increased sales of newly released private label products. Sales increases at Amrion resulted from improved customer acquisition programs and expanded retail and mass market distribution programs.

Gross Profit

Gross profit consists of retail sales less retail cost of goods sold and occupancy costs, plus the net contribution from non-retail distribution and food preparation operations. The Company's gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 1998 was 34.2% and 33.7%, respectively, compared to 32.8% and 32.3% for the same periods of the prior year. These increases reflect improved gross margins as stores mature, increased national buying and private label initiatives and continued improvement in margins at new stores. Additionally, gross profit is positively affected by continued reductions in product cost as a percentage of sales at Amrion resulting from increased in-house manufacturing and improved materials procurement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 1998 was 27.9% and 27.6%, respectively, compared to 27.5% and 27.7% for the same periods of the prior year. The percentage of sales increase in the current fiscal quarter is primarily due to costs associated with building infrastructure in certain regions to support growth in number of stores and expansion into new markets, and personnel increases in our national offices, particularly related to information systems.

Pre-Opening and Relocation Costs

Pre-opening and relocation costs for the twelve and twenty-eight weeks ended April 12, 1998 relate to the openings of new Company stores in Boulder, Colorado and Tempe, Arizona in the second quarter and the opening of one new store and relocations of two stores in the first quarter. In the prior fiscal year, there were two new store openings and one store relocation in the second quarter and three new store openings in the first quarter. Subsequent to the end of the second quarter, the Company has opened a new store in Winter Park, Florida. Two new store openings and one store relocation are scheduled for the remainder of the current fiscal year.

Interest Expense

Current year-to-date interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the second quarter was approximately $1,534,000 compared to approximately $1,519,000 for the second quarter of the prior year. Current year-to-date net interest expense was approximately $3,532,000 compared to approximately $3,281,000 for the same period of the prior year. The Company expects to incur greater interest expense in the remainder of fiscal 1998 compared to the same periods of the prior year due to increased total borrowings outstanding after the issuance of the convertible subordinated debentures.

Investment and Other Income

Investment and other income for the current fiscal year consists primarily of interest income related to the investment of a portion of the net proceeds from the issuance of the convertible subordinated debentures. These excess proceeds are invested in two separate investment accounts. A short-term corporate bond portfolio, which invest in short-term high quality corporate bonds and a prime money market portfolio, which invests in certificates of deposit, bankers' acceptances, commercial paper and U.S. government securities. These funds seek to provide high income while maintaining a high degree of stability of principal.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

During the second fiscal quarter, Whole Foods Market issued a private offering of 5% zero coupon convertible subordinated debentures with no sinking fund requirements and a scheduled maturity date of March 2, 2018. This offering resulted in gross proceeds to the Company of approximately $115 million including over-allotment option. The Company used approximately $52 million of the net proceeds to repay all amounts outstanding under its line of credit agreement during the second quarter. The Company's bank credit agreement currently provides for a revolving line of credit of up to $30 million. The Company intends to modify its line of credit agreement to, among other matters, reduce the amount available for borrowing and delete or modify certain restrictive covenants. During the first fiscal quarter, the Company paid approximately $8.8 million to retire all outstanding debt of Allegro and Merchant of Vino in connection with those acquisitions.

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of the new stores and, to lesser extent, the resultant increase in the working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance).
This excludes new store inventory of approximately $400,000, a substantial portion of which is financed by the vendors of Whole Foods Market. During the third fiscal quarter the Company has opened a new store in Winter Park, Florida. Two new store openings and one store relocation are scheduled for the remainder of the current fiscal year. The Company has eighteen stores currently under development that are expected to open during the next two fiscal years. Additionally, during fiscal 1998 the Company will commence construction of a new manufacturing facility for the production of nutritional and nutriceutical products at a total estimated cost of $25 to $30 million. The Company expects that cash on hand plus cash generated from operations will be sufficient to finance this expansion and other anticipated working capital and capital expenditure requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On March 30, 1998, the Company held its annual meeting of shareholders (i) to elect eight directors to the Board of Directors of the Company who were classified into three groups serving terms of office ranging from one to three years. (ii) to consider and act upon a proposed amendment to the Articles of Incorporation of the Company to increase the authorized number of shares of common stock from 50 million to 100 million shares; and (iii) to consider and act upon a proposed amendment to the Company's 1992 Stock Option Plan for Team Members to increase the number of shares of common stock issuable upon exercise of stock options under the Option Plan from 4.0 million to 5.3 million shares and to limit the number of options granted in any year to an individual team member to no more than 50,000 options. Each of the eight directors nominated by the Company was elected and the amendments to the Articles of Incorporation and Option Plan were approved, with voting results as follows:



                                                      For               Against        Abstaining
                                                    ----------         ---------       ----------

     Board of Directors elections:
         Dr. Cristina G. Banks                      21,575,768             9,382          329,708
         David W. Dupree                            21,642,040             1,510          271,308
         Dr. John B. Elstrott                       21,640,018             3,532          271,308
         Avram J. Goldberg                          21,640,609             2,941          271,308
         Fred Lager                                 21,643,307             9,243          271,308
         John P. Mackey                             21,641,914             1,636          271,308
         Linda A. Mason                             21,628,778            14,772          271,308
         Dr. Ralph Z. Sorenson                      21,632,940            10,610          271,308
     Amendment to Articles of Incorporation         20,955,941           817,810          134,084
     Amendment to Option Plan                       15,047,372         6,714,984          152,150


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

     Exhibit 4.1 Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (1)

     Exhibit 4.2 Indentures between the Company and Chase Bank of Texas, National Association, As Trustee (1)

     Exhibit 4.3 Registration Rights Agreement by and among the Company and BT Alex Brown Incorporated and Morgan Stanley & Co. Incorporated (1)

         Exhibit 27   Financial Data Schedule

       (1)  Filed  as  an  exhibit  to   Registration   Statement  on  Form  S-3
            (No.333-51419) and incorporated herein by reference.

(b) On March 2, 1998, the Company filed a Current Report on Form 8-K. Under "Item 5. Other Events," the Company stated that in the Offering Memorandum used in connection with the Offering of Zero Coupon Convertible Subordinated Debentures Due 2018, all previous earnings (loss) per share data had been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and reflected the effect of such restatement.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Whole Foods Market, Inc.
                                             ---------------------------
                                             Registrant


Date:  May 21, 1998                          By:  /s/ Glenda Flanagan
                                                  -------------------
                                                  Glenda Flanagan
                                                  Vice President and
                                                  Chief Financial Officer
                                                 (Duly authorized officer and
                                                  principal financial officer)