Form 10-Q
period 1998-07-05
WHOLE FOODS MARKET INC
filed 1998-08-19
CIK 865436

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 5, 1998; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.


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

                  Yes  X                              No

     The number of shares of the registrant's common stock, no par value, outstanding as of July 5, 1998 was 26,360,000 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements




                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       July 5, 1998 and September 28, 1997

(In thousands, except share data)

                                                               1998        1997
                                                            ----------------------

ASSETS
Current assets:
   Cash and cash equivalents                                 $  31,196   $  13,395
   Marketable securities                                        26,285       1,089
   Merchandise inventories                                      81,648      64,838
   Accounts receivable and other                                47,087      34,571
                                                             ---------------------
     Total current assets                                      186,216     113,893
                                                             ---------------------

Net property and equipment                                     277,890     228,215
Excess of cost over net assets acquired, net                    36,255      35,577
Other assets                                                    31,721      21,993
                                                             ---------------------

                                                             $ 532,082   $ 399,678
                                                             ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                    $     663   $   1,171
   Trade accounts payable                                       34,268      30,900
   Accrued expenses and other                                   60,542      45,201
                                                             ---------------------
     Total current liabilities                                  95,473      77,272
                                                             ---------------------

Long-term debt, less current installments                      156,917      92,673
Other long-term liabilities                                     24,812      24,268
                                                             ---------------------
     Total liabilities                                         277,202     194,213
                                                             ---------------------

Shareholders' equity:
   Common stock, no par value, 100,000,000 shares
     authorized; 26,360,000 and 24,453,000
     shares issued and outstanding                             208,136     192,514
   Unrealized gain (loss) on securities available for sale          13        (125)
   Retained earnings                                            46,731      13,076
                                                             ---------------------
     Total shareholders' equity                                254,880     205,465
                                                             ---------------------

                                                             $ 532,082   $ 399,678
                                                             =====================



See accompanying notes to condensed consolidated financial statements.



                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)


                                                    Twelve weeks ended             Forty weeks ended
                                                  July 5         July 6         July 5         July 6
                                                   1998           1997           1998           1997
                                               --------------------------    --------------------------

Sales                                          $   330,999    $   274,510    $ 1,063,598    $   846,894
Cost of goods sold and occupancy costs             220,167        182,489        706,075        570,142
                                               --------------------------    --------------------------
Gross profit                                       110,832         92,021        357,523        276,752

Selling, general and administrative expenses        90,887         77,833        293,411        236,456
Pre-opening and relocation costs                     1,024           --            3,551          2,733
Merger expenses                                       --             --            1,699           --
                                               --------------------------    --------------------------


Income from operations                              18,921         14,188         58,862         37,563
Interest expense                                     2,079          1,410          5,611          4,691
Investment and other income                           (779)          (144)        (1,119)          (424)
                                               --------------------------    --------------------------

Income before income taxes                          17,621         12,922         54,370         33,296
Income taxes                                         6,520          4,639         20,117         11,807
                                               --------------------------    --------------------------

Net income                                     $    11,101    $     8,283    $    34,253    $    21,489
                                               --------------------------    --------------------------


Basic earnings per share                       $      0.42    $      0.34    $      1.31    $      0.89
                                               --------------------------    --------------------------
Diluted earnings per share                     $      0.40    $      0.33    $      1.24    $      0.86
                                               --------------------------    --------------------------



See accompanying notes to condensed consolidated financial statements.



                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In thousands)
                                                                         Forty weeks ended
                                                                        July 5       July 6
                                                                         1998         1997
                                                                      ----------------------

Net cash flow from operating activities                               $  58,269    $  40,777

Cash flow from investing activities:
   Acquisition of property and equipment                                (71,064)     (44,312)
   Acquisition of leasehold rights                                       (2,555)      (8,066)
   Proceeds from marketable securities available for sale                  --          4,335
   Purchase of marketable securities available for sale                 (26,446)        --
   Payments for purchase of acquired entities, net of cash acquired      (2,154)
   Other                                                                 (2,641)        (691)
                                                                      -----------------------
     Net cash flow used by investing activities                        (104,860)     (48,734)
                                                                      -----------------------

Cash flow from financing activities:
   Net proceeds from bank borrowings                                     11,000       24,000
   Net proceeds from sale of convertible debentures                     111,749         --
   Payments on long-term debt                                           (73,744)      (8,235)
   Proceeds from issuance of common stock                                15,333        3,286
   Purchase of company stock                                               --         (2,187)
   Cash acquired in pooling-of-interests                                     54         --
                                                                      -----------------------
     Net cash flow from financing activities                             64,392       16,864
                                                                      -----------------------

Net increase in cash and cash equivalents                                17,801        8,907
Cash and cash equivalents at beginning of period                         13,395        3,997
                                                                      -----------------------

Cash and cash equivalents at end of period                            $  31,196    $  12,904
                                                                      -----------------------


See accompanying notes to condensed consolidated financial statements.

                    WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 5, 1998
                                   (Unaudited)

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

2.  Business Combinations

In July 1998, the Company acquired 82.5% of Australian Natural Care Products ("ANCP"), a direct marketer of nutritional supplements and organic products in New Zealand, in exchange for approximately $2.3 million in cash. Adjustments to the purchase price may be made based on certain agreed upon factors including ANCP earnings for the fiscal year ended June 30, 1998 and asset balances at that date. The agreement includes an option to purchase an additional 7.5% ownership of ANCP for approximately $205,000 in cash. This transaction was accounted for using the purchase method, and accordingly, the preliminary purchase price was allocated to assets acquired based on their estimated fair values. Total costs in excess of net assets acquired will be amortized on a straight line basis over 40 years. Pro forma results of operations are not presented due to the immaterial effect on the Company's consolidated results of operation.

In December 1997, the Company acquired Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado for approximately 175,000 shares of Company stock. Also in December 1997, the Company acquired Merchant of Vino, which operates four gourmet/natural food supermarkets and two specialty wine and gourmet food shops in the greater Detroit metropolitan area, for approximately 1.1 million shares of Company stock. The acquisitions were accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of these acquired entities to the Company's consolidated financial statements, financial information for the periods prior to fiscal 1998 has not been restated. An adjustment to decrease retained earnings by approximately $600,000 has been recorded to include results of operations of these acquired entities prior to the combination in these financial statements. Revenue and results of operations of these acquired entities for the period from September 29, 1997 through the dates of acquisition are not material to the combined results.

3.   Long-Term Debt

During the second fiscal quarter, the Company issued a private offering under Rule 144A of the Securities Act of 1933, as amended, of 5% zero coupon convertible subordinated debentures with no sinking fund requirements and a scheduled maturity date of March 2, 2018. These securities were subsequently registered and are currently traded on the Nasdaq. This offering resulted in gross proceeds to the Company of approximately $115 million including the over-allotment option. The debentures are convertible at the option of the holder, at anytime on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 5.320 shares per $1,000 principal amount at maturity initially representing a conversion price of approximately $70 per share of common stock, or approximately 1,643,000 shares. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for purchase price equal to issue price plus accrued original issue discount to such dates. Subject to certain limitations, the Company, at its option, may elect to pay this purchase price in cash, shares of common stock or any combination thereof. Debentures may also be redeemed in cash at the option of the holder if there is a change in control at purchase price equal to issue price plus original issue discount to the date of redemption. Subsequent to March 2, 2003, the debentures are redeemable at the option of the Company for cash, in whole or in part, at redemption prices equal to issue price plus accrued original issue discount to date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. All amounts outstanding under the Company's line of credit agreement were repaid during the second fiscal quarter with proceeds from the issuance of the convertible subordinated debentures.


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

A reconciliation of the denominators of the basic and diluted earnings per share calculations follows (in thousands):



                                                        Twelve weeks ended           Forty weeks ended
                                                       July 5        July 6         July 5       July 6
                                                        1998          1997           1998         1997
                                                      -----------------------     --------------------

Denominator for basic earnings per
     share - weighted average shares                     26,279       24,188       26,077       24,137

Additional shares deemed outstanding from the
       assumed exercise of stock options                  1,601        1,106        1,643          870
                                                      ------------------------------------------------

Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions                      27,880       25,294       27,720       25,007
                                                      ================================================


The computation of diluted earnings per share does not include approximtely 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures and options to purchase approximately 1,500,000 shares of common stock for both the twelve and forty week period ended July 5, 1998 because to do so would be antidilutive.

5.    Recent Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements issued for periods beginning after December 15, 1997. The Company plans to adopt SFAS 130 in fiscal year 1999. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect the adoption of SFAS 130 to result in significant additional disclosures.

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

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March, 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. The Company plans to adopt SOP 98-1 in fiscal year 2000. The adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP 98-5 in fiscal year 2000. The adoption of SOP 98-5 will not have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Twelve and forty weeks ended July 5, 1998 compared to the same periods of the prior year.

General

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. In December 1997, the Company acquired Allegro Coffee and Merchant of Vino in transactions that have been accounted for using the pooling-of-interests method. Results of operations for fiscal 1998 include the results of these acquired companies for the full year. Prior year results have not been restated due to the immateriality of Allegro Coffee and Merchant of Vino financial statements to the Company's consolidated financial statements. During the third quarter, the Company acquired Australian Natural Care Products in a transaction that has been accounted for as a purchase. Results of operations for Australian Natural Care Products from date of acquisition through the end of the third fiscal quarter were not significant.

Sales

Sales increased 21% for the third fiscal quarter and 26% for the forty weeks compared to the same periods of the prior fiscal year due to new stores opened and acquired since last year, same store sales increases of approximately 9.5% for the quarter and 11.8% for the forty weeks, and an increase in net sales at Amrion. The Company believes that current comparable store sales increases have been greater than historical averages due to such factors as increasing sales in stores acquired from Fresh Fields, the comparison of sales from stores located in Southern California which were negatively impacted in the prior year by the name change from Mrs. Gooch's to Whole Foods Market, improvements in overall store execution and increased sales of newly released private label products. Sales increases at Amrion resulted from improved customer acquisition programs and expanded retail and mass market distribution programs.

Gross Profit

Gross profit consists of retail sales less retail cost of goods sold and occupancy costs, plus the net contribution from non-retail distribution and food preparation operations. The Company's gross profit as a percentage of sales for the twelve and forty weeks ended July 5, 1998 was 33.5% and 33.6% respectively, compared to 33.5% and 32.7% for the same periods of the prior year. These trends reflect improved gross margins as stores mature, increased national buying and private label initiatives and continued improvement in the operating performance at new stores. Improvements in retail gross profit in the current fiscal quarter were offset by increased expenses related to Amrion's retail and mass market distribution programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the twelve and forty weeks ended July 5, 1998 was 27.5% and 27.6%, respectively, compared to 28.4% and 27.9% for the same periods of the prior year. Direct store expenses decreased as a percentage of sales due to reduced store expenses for new stores as compared to historical new stores expenses and reductions in store labor costs. Generally, the Company experiences decreases in general and administrative expenses as a percentage of sales, reflecting increases in Company sales without comparable increases in administrative staff.

Pre-Opening and Relocation Costs

Pre-opening and relocation costs for the twelve and forty weeks ended July 5, 1998 relate to the openings of new Company stores in Marlton, New Jersey and Winter Park, Florida and relocation of one store in Monterey, California in the third quarter, the opening of two new stores in the second quarter, and the opening of one new store and relocations of two stores in the first quarter. Pre-opening and relocation costs normally range from $250,000 to $600,000 and are generally higher in locations which are some distance from an existing base of operations due to higher training, travel and moving costs. In the prior fiscal year, there were no store openings or relocations in the third quarter, two new store openings and one store relocation in the second quarter and three new store openings in the first quarter. One new store opening is scheduled for the remainder of the current fiscal year.

Interest Expense

Current year-to-date interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the third quarter was approximately $2,079,000 compared to approximately $1,410,000 for the third quarter of the prior year. Current year-to-date net interest expense was approximately $5,611,000 compared to approximately $4,691,000 for the same period of the prior year. The Company expects to incur greater interest expense in the remainder of fiscal 1998 compared to the same periods of the prior year due to increased total borrowings outstanding after the issuance of the convertible subordinated debentures.

Investment and Other Income

Investment and other income for the current fiscal year consists primarily of interest income related to the investment of a portion of the net proceeds from the issuance of the convertible subordinated debentures. These excess proceeds are invested in two separate investment accounts: a short-term corporate bond portfolio, which invests in short-term high quality corporate bonds, and a prime money market portfolio, which invests in certificates of deposit, bankers' acceptances, commercial paper and U.S. government securities. These funds seek to provide high income while maintaining a high degree of stability of principal.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

During the second fiscal quarter, Whole Foods Market issued 5% zero coupon convertible subordinated debentures with no sinking fund requirements and a scheduled maturity date of March 2, 2018. This offering resulted in gross proceeds to the Company of approximately $115 million including over-allotment option. The Company used approximately $52 million of the net proceeds to repay all amounts outstanding under its line of credit agreement during the second quarter. The Company's bank credit agreement currently provides for a revolving line of credit of up to $10 million. During the first fiscal quarter, the Company paid approximately $8.8 million to retire all outstanding debt of Allegro and Merchant of Vino in connection with those acquisitions.

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of new stores, expansions and improvements in existing stores and increases in overall working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately
$400,000, a substantial portion of which is financed by the vendors of Whole Foods Market. One new store opening is scheduled for the remainder of the current fiscal year. The Company has twenty stores currently under development that are expected to open during the next two fiscal years. During the third fiscal quarter, the Company signed a contract to purchase a manufacturing and distribution facility in Thornton, Colorado. This facility will enable the Company to consolidate its Boulder manufacturing, distribution and administrative functions into one location at a total estimated cost of $25 to $30 million. The Company expects that cash on hand plus cash generated from operations will be sufficient to finance this expansion and other anticipated working capital and capital expenditure requirements.

YEAR 2000 COMPLIANCE

Currently, there is a significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modifications and/or implementation modifications will be required to enable such software to distinguish between 21st and 20th century dates. The Company uses third-party system software, some of which will need to be modified or replaced in order to address year 2000 compliance. The Company is continuing to evaluate the activities necessary to become year 2000 compliant and, although the evaluation is ongoing, currently does not anticipate the associated costs to have a material impact on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following exhibit is filed with this report

         Exhibit 27   Financial Data Schedule

 (b) The Company did not file any reports on Form 8-K during the fiscal quarter ended July 5, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Whole Foods Market, Inc.
                                                    ----------------------------
                                                    Registrant


Date:  August 17, 1998                              By: /s/ Glenda Flanagan
                                                        ------------------------
                                                    Glenda Flanagan
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Duly authorized officer and
                                                    principal financial officer)