Form 10-K
period 1998-09-27
WHOLE FOODS MARKET INC
filed 1998-12-23
CIK 865436

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 1998 was approximately $1.2 billion.

The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 1998 was approximately 26,555,000.

The following document is incorporated by reference into the part of this annual report on Form 10-K as indicated: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held on March 29, 1999 are incorporated into Part III to the extent indicated herein.

PART I

Item 1.  BUSINESS

Whole Foods Market owns and operates the country's largest chain of natural foods supermarkets. The Company opened its first store in Austin, Texas in 1980 and operated 87 stores in 19 states and the District of Columbia as of September 27, 1998. As a result of both acquisitions and internal expansion, the Company has grown rapidly from sales of approximately $92.5 million in fiscal 1991 to approximately $1.4 billion in fiscal 1998. In fiscal 1998, the Company's stores had average sales per square foot of $670, which the Company believes is higher than most conventional supermarkets or food retailers, including competitors in the large-store segment of the natural foods industry.

Through Amrion, its subsidiary acquired in September 1997, the Company is engaged in developing, producing and marketing high quality nutriceuticals and nutritional supplements. Amrion's products include nutriceuticals, herbs, herbal formulas, vitamins, minerals and homeopathic medicinals.

Financial information about industry segments is included under the caption "Segment Information" in the Notes to Consolidated Financial Statements.

The Natural Foods Industry
The  Company's   product   offerings   include  natural  foods  and  nutritional
supplements. Natural foods can be defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and in general are as near to their whole, natural state as possible. According to a leading trade publication for the industry, natural products sales have grown to approximately $14.8 billion in 1997. This growth is being propelled by several factors, including increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, artificial ingredients and other chemicals; environmental concerns due to the degradation of water and soil quality; and healthier eating patterns due to a better educated populace whose median age is increasing each year. While organic and natural food products have higher costs of production, the Company believes that due to changes in demographics and buying habits a significant segment of the population now attributes added value to high quality natural food and accordingly is willing to pay higher prices for such food items.

According to a leading trade publication for the industry, there were 12,800 natural products retail stores in 1997 in the United States. While natural/health food stores have historically provided only a limited selection of products, the natural foods supermarket-size formats provide a complete grocery shopping alternative to conventional supermarkets. The Company believes that besides its own stores there are fewer than 100 other natural foods stores larger than 10,000 square feet throughout the country. Whole Foods Market also believes that the growth of larger supermarket-size natural foods stores has increased consumer awareness of and demand for natural foods.

According to a leading trade publication for the industry, the retail market for vitamin and nutritional supplements is estimated to have grown to approximately $9.3 billion in 1997. This growth has resulted from an increased national interest in preventative health choices, favorable consumer attitude shifts toward natural health care, increased consumer willingness toward self-care in resistance to rising health care costs and a rapidly growing demographic segment of the population over 40 years old concerned with aging and disease. Additionally, public awareness of the positive effects of vitamins and other nutritional supplements on health has been heightened by widely publicized reports of favorable research findings. Recent estimates indicate that approximately 40% of the U.S. population use nutritional supplements in some form.

Business Strategy
Whole Foods Market owns and operates the country's largest chain of natural foods supermarkets. The Company believes its success to date is the result of its ability to differentiate itself from other retailers competing for consumers' food dollars by tailoring its product mix, customer service attitude and store environment to satisfy the needs of the natural foods shopper and to appeal to the broader market of quality-oriented consumers. Each element of the Company's strategy is designed to enhance and build the Whole Foods Market brand name and to engender a high degree of loyalty among the Company's customers.

     Product Offerings

     o High Quality Standards. The Company is committed to offering its customers the highest quality products. It has developed quality goals and features products that are free of artificial flavors, sweeteners, colors, preservatives and added chemicals. To better ensure quality and to enhance merchandising, the Company has acquired or developed businesses that manufacture and distribute significant product categories. For instance, Whole Foods Market operates regional bakehouses and commissaries, a seafood wharf, a nutritional supplement manufacturer and a coffee roaster.

     o Broad Product Assortment. The Company provides its customers the convenience of one-stop shopping by offering not only a broader product selection than is available in typical natural foods stores but also by having a full range of merchandise categories comparable to those available in conventional supermarkets. The Company's stores carry approximately 10,000 to 18,000 SKUs and feature categories such as prepared foods, vitamins and nutriceuticals, bakeries and specialty wines and cheeses which the Company believes differentiate it from many other natural foods retailers.

     o Private Label Products. Under the premium "Whole Foods" label and the value-priced "365" label, the Company offers its customers unique, high quality goods available only at Whole Foods Market stores. The Company developed its private label products to enhance its offering of natural food brands which are typically not as well known as larger national brands found in conventional supermarkets. The Company believes that customers trust the Whole Foods Market name because of its position as the industry leader and reputation for quality.

     o Competitive Pricing. The Company seeks to price its products at or below comparable products in its geographic markets.

     Company Culture

     o Decentralized, Team Approach. The Company promotes a decentralized, team approach to store operations in which many personnel, merchandising and operating decisions are made by employee teams at the individual store level. This approach allows the Company to better tailor its store environment and product offering to local markets and customers.

     o Employees (Team Members) as "Stakeholders." The Company believes it has been successful in motivating its team members by making them stakeholders in the organization through its "gainsharing" programs, which reward specifically targeted performance such as team labor productivity, and through its stock option and purchase plans.

     o Customer Service Attitude. Due to the Company's distinctive company culture which creates a sense of personal responsibility among its team members, Whole Foods Market team members' self interest and job satisfaction are closely tied to ensuring customer satisfaction.

     o Sense of Purpose. The Company believes that by promoting healthy, nutritious and environmentally safe products it helps inspire its team members by providing them with a greater sense of purpose and mission in their work.

     The Shopping Experience

     o Large Format Stores. Averaging approximately 24,000 square feet, the Company's stores are significantly larger than typical natural foods stores, more closely resembling the size of some conventional supermarkets.

     o Information Orientation. To familiarize customers with natural food products and to inform them about developments in the natural foods industry, the Company provides a significant amount of product information throughout each store. Each store also contains a centrally located, fully staffed information booth. In addition, the Company trains store team members to be knowledgeable about its products and to provide information and assistance to customers.

     o Appealing Shopping Environment. In order to overcome the common attitude that grocery shopping is a chore, the Company has designed its stores to create a sense of warmth, fun and informality. Many stores feature juice and coffee bars, in-store massage therapists and other amenities which provide convenience and service to its customers.

Growth Strategy
Whole Foods Market's growth strategy is to expand through a combination of new store openings and the acquisition of existing stores. The Company seeks to open or acquire stores in existing regions and in metropolitan areas where the Company believes it can become a leading natural foods supermarket. The Company primarily seeks to open large format stores which range between 30,000 to 50,000 square feet, located on premium real estate sites, often in urban, high population locales. The Company has also grown through acquisitions, as the natural foods retailing industry is extremely fragmented and comprised of many smaller local and regional chains. The Company believes that the acquisition of smaller chains may provide access to desirable locations and markets and pursues such acquisitions on an opportunistic basis. The Company is continually in discussions with third parties regarding potential acquisitions.

Historical store growth is summarized below:


                                                                               Fiscal Year (1)
                                                          1994         1995         1996         1997         1998
                                                        ------------------------------------------------------------

                  Beginning of year...................        30         35           41           68            75
                  New and acquired stores.............         5          9           32            9            15
                  Relocations and closures............        (0)        (3)          (5)          (2)           (3)
                                                        ------------------------------------------------------------
                  End of year.........................        35         41           68           75            87
                                                        ------------------------------------------------------------
                  Total square footage (end of year)..   702,000    862,000    1,563,000    1,724,000     2,092,000
                                                        ------------------------------------------------------------

(1) Stores acquired in pooling transactions are reflected as acquired in the period in which the applicable transaction closed.

As of November 30, 1998 the Company had signed leases for an additional 29 stores in development ranging from 24,000 to 53,000 square feet in total store size. The Company expects to open approximately ten stores in fiscal year 1999 and 15 to 20 stores in fiscal year 2000.

Products
The Company offers its customers approximately 10,000 to 18,000 SKUs of food and non-food products. The Company's broad product selection is designed to meet the needs of natural foods shoppers as well as gourmet customers. The Company has been able to expand the breadth of its product offerings by carefully monitoring the market for new products and by responding to customer input. Many national brands featured in conventional supermarkets are not available at Whole Foods Market because they do not meet the Company's product standards. The Company's product line consists primarily of products from natural food vendors which typically do not have the resources to build brand recognition with consumers.

Quality Standards. The Company's objective is to sell its customers the highest quality foods available. The Company defines quality in terms of nutrition, freshness, appearance and taste and has the following product quality goals:

     o Whole Foods. The Company evaluates each and every product that is sold.
     o Natural. The Company features foods that are free from artificial preservatives, colors, flavors and sweeteners.
     o Taste. The Company is passionate about great tasting food and the pleasure of sharing it with others.
     o Freshness. The Company is committed to foods that are fresh, wholesome and safe to eat.
     o    Organic. The Company seeks out and promotes organically grown foods.
     o Wellness. The Company provides foods and nutritional products that support health and well-being.

Product Categories. The Company's product offerings include organic and high quality conventional produce; convenient and tasty prepared foods; high quality natural and conventional meats; a variety of wild and natural farm-raised seafood; a bakery featuring Whole Foods Market brand crusty breads; choice selections of specialty cheeses, beer and wine; a mixture of natural, organic, gourmet and ethnic grocery products; numerous value priced items in the bulk department; and a nutrition area offering a complete alternative pharmacy with holistic remedies, herbs, vitamins and supplements.

Private Label Products. The Company has expanded its private label offerings over the last several years and has developed two different lines of products. The "Whole Foods" label program began in 1992 and markets "best of the class" premium and super premium products. The Company seeks artisan food producers, small batch production and hand-tested recipes for inclusion in this program. Products marketed under the "Whole Foods" label include organic pasta sauces, pear and plum butters, organic kalamata olives, jams, organic olive oil, salsa, honey and organic chocolate bars. In 1998, the Company has added to this private label program items such as butter cookies imported from France, smoked salmon, organic hot chocolate, organic water crackers imported from England and French soap. In 1997, the Company introduced a new line of products under the "365" label which emphasizes every day value products. The goal of this program is to find products that meet the Company's quality standards but are less expensive than alternative products available to the Company. The Company markets these products to its customer through special displays and distinctive packaging. Products marketed under this private label program include expeller pressed canola oil, several cuts of imported Italian pasta, pasta sauces, extra virgin olive oil, frozen fruit bars, dolphin-safe canned tuna, spring water and two flavors of macaroni and cheese. Additional "365" items include dry and canned pet food, dry breakfast cereals, 100% recycled paper towels, bathroom tissues and paper napkins, frozen waffles, baked tortilla chips, tomatoes, frozen vegetables, frozen fruits, fruit spreads, whole bean coffees, sorbet, ice cream, cookies, soft drinks and 100% fruit juices.

Nutritional Supplements. Amrion currently markets and sells more than 900 products, including nutriceuticals, herbs, herbal formulas, vitamins, minerals and homeopathic products. Amrion products are dietary nutritional supplements and not pharmaceutical or medicinal products, and these products are sold under Company-owned trademarks primarily through direct marketing. Three product groups collectively comprise a significant portion of Amrion's net sales. These product groups are known as Coenzyme Q10, Ginkgo Biloba and Bilberry. To reduce the potential adverse effect of a decreased demand for any of these products, Amrion continually adds new products to its existing line.

Whole Foods Market introduced private label nutritional supplements and nutriceuticals manufactured by Amrion in its retail stores during fiscal 1998. Additionally, the Company plans to redesign its nutritional departments to be more accessible and customer friendly.

Store Operations
Team Approach to Store Operations. The Company has promoted a strong company culture featuring a team approach to store operations which the Company believes is distinctly more empowering of employees than that of the traditional supermarket. Each store employs between 34 and 342 people, organized into up to nine teams, each led by a team leader. Each team is responsible for a different aspect of store operations, such as produce; grocery; meat, poultry and seafood; prepared foods; bakery goods; beer/wine/cheese; nutrition products (nutritional supplements, herbs and body care); customer service; and the front-end section which runs the customer check-out counters. The Company promotes a decentralized, team approach to store operations in which many personnel, merchandising and operating decisions are made by employee teams at the individual store level.

The Company strives to create a company-wide consciousness of "shared fate" by uniting the self-interests of team members as closely as possible to the self-interests of customers and of shareholders. One way the Company reinforces this concept is through its various gainsharing programs, which reward specifically targeted performance such as team labor productivity. There is also a team member incentive program which currently rewards team members for sales increases of private label products. The Company also reinforces the shared fate concept by offering team members three programs which encourage stock ownership. Team members are eligible for stock options under the Team Member Stock Option Plan either through seniority or promotion. Team members can also purchase restricted stock at a discount through payroll deductions under the Team Member Stock Purchase Plan. In addition, since 1996 the Company has made its employer's match in the Company's 401(k) plan in Company stock. The Company believes encouraging team members to become shareholders aligns the interests of team members with the interests of its shareholders for the betterment of both stakeholders.

The Company believes that it helps to inspire its team members by providing them with a greater sense of purpose and mission in their work. For many team members, their job is an extension of their personal philosophy and lifestyle. Team members can feel they are contributing to the good of others by selling clean and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment. Additionally, the Company has a program which provides paid time off to team members for working with qualified community service organizations. Because of the Company's decentralized management structure, an effective store team leader (store manager) is critical to the success of the store. Store team leaders are paid a salary plus a bonus based on store profit contribution. The store team leader works closely with the associate store team leader, as well as with all the team leaders, to operate the store as efficiently and profitably as possible.

Store Description. The Company has no prototype store. Each store's layout is customized to the actual size and configuration of the particular location. The Company emphasizes strong visual presentations in all key traffic areas of its stores. Merchandising displays are changed frequently and often incorporate seasonal themes. The stores also sponsor a variety of organized in-store activities, such as store tours, samplings, taste fairs and other special events. To further a sense of community and interaction with customers, the stores typically include sit-down eating areas, customer comment boards and centrally located information booths. In addition, some stores offer special services such as home delivery.

Site Selection. Each of the stores are generally located in high-traffic shopping areas and are either freestanding or in strip centers. In selecting store locations, the Company uses an internally-developed model to analyze potential markets on such criteria as income levels, population density and educational levels. After the Company has selected a target site, it retains an independent third party consultant to project sales. The Company primarily seeks to open large format stores which range between 30,000 to 50,000 square feet, located on premier real estate sites, often in urban, high population locales. Stores currently under development average approximately 34,000 square feet. In addition, the Company will also opportunistically pursue smaller store sites which it believes can achieve management's sales and return on investment targets.

The Company typically opens a new store approximately 12 to 24 months after a store site is selected and the lease is signed. The Company estimates that its cash requirements to open a new store will range (depending on the size of the new store, geographic location, degree of work performed by the landlord, and complexity of site development issues) from $3 million to $12 million, excluding new store inventory (approximately $500,000). The Company incurred in fiscal 1998 on average approximately $530,000 in pre-opening expenses for new stores other than relocated stores. Pre-opening expenses are currently expensed in the quarter in which the store is opened.

Purchasing and Distribution
The Company's buyers purchase products for retail sale from regional wholesale suppliers and vendors. Over the last few years, the Company has shifted some of its purchasing operations from the store to the regional and national level. By purchasing on a regional and national level, the Company is able to negotiate better volume discounts with major vendors and distributors. The Company expects planned upgrades to its information systems to improve the Company's purchasing leverage by providing product and quantity information by supplier on a regional and company-wide basis. The Company owns and operates seven distribution centers across the country. The largest of the Company's distribution centers, Texas Health Distributors in Austin, Texas, distributes natural products to the Company's stores in Texas and Louisiana as well as to other food retailers.

The other six distribution centers primarily distribute produce and the Company's private label products to Company stores in their respective regions. In addition, the Company owns a seafood wharf, a produce procurement center, a specialty coffee roaster and distributor and has established regional commissaries and bakehouses, all of which distribute products to the Company's stores.

Amrion currently imports approximately 75% of its raw materials from various foreign countries. Due to the increase in demand for Amrion's products from the overall growth in the natural products industry, Amrion has developed strategic partnerships with key domestic and international raw material suppliers. These written supply contracts between Amrion and principal raw material suppliers are negotiated each year and provide reasonable assurance that Amrion's supply of raw materials will not be interrupted. However, alternative sources of Amrion's materials are available in the event a supplier is unable to deliver as specified in the written supply contract. The termination of supply by one or more of its vendors could have a temporary adverse effect on Amrion's sales. The cost incurred by Amrion for its raw materials could rise in the event of a deterioration of the value of the U.S. Dollar against the foreign currencies of Amrion's suppliers. Further cost increases could result due to the increase in demand relative to the supply of these products from the overall growth in the natural products industry. The Company intends to utilize Amrion's expertise to develop a direct marketing distribution of Whole Foods Market private label products through catalogue and internet-based sales.

Marketing
The Company spends less on advertising than conventional supermarkets, instead relying primarily on word-of-mouth recommendations from its customers. The Company allocates about half of its marketing budget to region-wide programs and the remainder to the individual store's marketing efforts. The stores spend most of their own marketing budgets on store events such as taste fairs, classes, store tours and product samplings. Each store also has a separate budget for making contributions to a variety of philanthropic and community activities, creating goodwill and maintaining a high profile in the community. The Company presently contributes approximately 5% of its after tax profits in the form of cash or products to not-for-profit organizations.

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

Competition
The Company's natural foods competitors currently include other natural foods supermarkets, conventional and specialty supermarkets, other natural foods stores and small specialty stores. Although the Company historically has encountered limited competition in its geographic markets with other stores operating in the natural foods supermarket format, it has faced increased competition in recent years from such stores, particularly in new markets, and expects to encounter additional competition from such stores in its existing markets and in new markets. When the Company faces such direct competition, there can be no assurance that the Company will be able to compete effectively or that increased competition will not adversely impact the Company's results of operations. In addition, conventional and specialty supermarkets compete with the Company in one or more product categories and may expand more aggressively in marketing a broad range of natural foods and thereby compete more directly with the Company for products, customers and locations. Some of the Company's competitors have been in business longer or have greater financial or marketing resources than the Company and may be able to devote greater resources to securing suitable locations and to the sourcing, promotion and sale of their products.

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

Government Regulation
The Company's stores are subject to various federal, state and local laws, regulations and administrative practices affecting its business and must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages. Difficulties or failures in obtaining or maintaining required licenses or other required approvals could delay or prevent the opening of new stores or adversely affect the operations of existing stores.

The manufacturing, processing, formulating, packaging, labeling and advertising of products, particularly the nutriceutical and nutritional supplement products developed, produced and marketed by Amrion, are subject to regulation by one or more federal agencies, including the FDA, FTC, CPCS, USDA and EPA. Amrion's activities are also regulated by various agencies of the states, localities and foreign countries to which Amrion's products are distributed and in which Amrion's products are sold.

The composition and labeling of nutritional supplements and nutriceuticals, which comprise a significant majority of Amrion's products, is most actively regulated by the FDA under the provisions of the Federal Food, Drug, and

Cosmetic Act ("FFDC Act"). The FFDC Act has been revised in recent years by the Nutrition Labeling and Education Act of 1990 ("NLEA") and by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Final rules establishing labeling and notification requirements for dietary supplements were promulgated by the FDA on September 23, 1997, and the labeling portion of the regulations will take effect on March 23, 1999. Amrion is in the process of implementing the labeling and notification provisions. Additionally, on April 29, 1998, the FDA published a proposed rule regarding claims for dietary supplements concerning the effects of the product on the structure or function of the body. The FTC also issued a guidance document for dietary supplement advertisement in November 1998.

Employees
As of September 27, 1998, the Company had approximately 14,200 employees, including approximately 12,300 full-time and 1,900 part-time employees. The Company sponsors a partially self-insured health care benefits plan for participating employees. The Company does not subscribe to any workers' compensation insurance program with respect to its employees in Texas and instead maintains a reserve for job-related injury claims. The employees of the Company are not represented by a labor union or collective bargaining agreement. Certain of the Company's stores have been, and certain stores continue to be, subjected to informational pickets by the local retail clerks' and butchers' unions.

Trademarks
Registered service marks of the Company include the names "Whole Foods Market," "Wellspring," "Bread & Circus," "Fresh Fields," "Good for You Foods," "Organic Coffee Company," "Allegro Coffee Company" and the Company's stylized logos. The Company also owns common law trademarks and trademark registrations including those used on certain product names used by Amrion.

Risk Factors
The Company wishes to caution readers that the following important factors, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Except for historical information, the matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new stores, the impact of competition and other risks detailed below. "Forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

Growth Dependent on Expansion. The Company's strategy is to expand through a combination of new store openings and acquisitions of existing stores as well as the possible acquisition or development of businesses with complementary product lines and related lines of business. Successful implementation of this strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that the Company's expansion strategy can be successfully executed.

Continued growth of Whole Foods Market will depend to a significant degree upon its ability to open or acquire new stores in existing and new markets and to operate these stores on a successful basis. Further, the Company's expansion strategy is dependent on finding suitable locations, and Whole Foods Market faces intense competition with other retailers for such sites. There can be no assurance that Whole Foods Market will be able to open or acquire new stores in a timely manner and to operate them on a successful basis. In addition, there can be no assurance that Whole Foods Market can successfully hire and train new employees and integrate them into the programs and policies of Whole Foods Market or adapt its distribution, management information and other operating systems to the extent necessary to operate new or acquired stores in a successful and profitable manner and adequately supply natural foods products to these stores at competitive prices.

There can be no assurance that Whole Foods Market will continue to grow through acquisitions. To the extent Whole Foods Market further expands by acquiring existing businesses, there can be no assurance that Whole Foods Market can successfully integrate the acquired businesses into its operations and support systems, and that the operations of acquired businesses will not be adversely affected as the Company's decentralized approach to operations is introduced.

Capital Needed for Expansion. The acquisition of existing stores, the opening of new stores and the development of new production and distribution facilities requires significant amounts of capital. In the past, the Company's growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, and internally generated cash flow. These and other sources of capital may not be available to Whole Foods Market in the future.

Quarterly Fluctuations. The Company's quarterly operating results could be adversely affected by losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in merchandise costs, possible supply shortages and the timing of acquisitions. In addition, the Company's quarterly results of operations may fluctuate significantly as the result of the timing of new store openings and the range of operating results which may be generated from newly opened stores. The Company currently expenses pre-opening costs associated with a new store opening during the quarter in which the store is opened. Accordingly, quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. Information on future requirements for pre-opening costs is included in "Adoption of Accounting Standards" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition. The Company's competitors include other natural foods stores, large and small traditional and specialty supermarkets and grocery stores. These stores compete with Whole Foods Market in one or more product categories. In addition, traditional and specialty supermarkets are expanding more aggressively in marketing a broad range of natural foods and thereby competing directly with Whole Foods Market for products, customers and locations. Some of these potential competitors have been in business longer or have greater financial or marketing resources than Whole Foods Market and may be able to devote greater resources to the sourcing, promotion and sale of their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits, and/or greater operating costs such as marketing.

The sales of nutritional supplements, nutricueticals and other fitness and health-related products are highly competitive, and the Company expects to face such continued competitive pressure in the future. Amrion's nutritional supplement products, which are its largest source of revenue, compete on a national and regional basis directly with other specialty health retailers, nutritional supplement manufacturers and mass merchandisers such as drug stores and supermarkets. Many of these competitors are substantially larger and have greater resources than Whole Foods Market.

Food Safety. There is increasing governmental scrutiny of and public awareness regarding food safety. The Company believes that many customers choose to shop at Whole Foods Market because of their interest in health, nutrition and food safety. Although the Company has intensified its food safety procedures for perishables, it anticipates that its customers will hold it to a higher standard than conventional supermarkets. The sale of contaminated food products, or the perception of such sale, by the Company could have a material adverse effect on its operations.

Personnel Matters. Whole Foods Market is dependent upon a number of key management and other personnel. The loss of the services of a significant number of key personnel within a short period of time could have a material adverse effect upon Whole Foods Market. The Company's continued success is also dependent upon its ability to attract and retain qualified employees to meet Whole Foods Market's future needs. The Company faces intense competition for qualified personnel, many of whom are subject to offers from competing employers, and there can be no assurance that Whole Foods Market will be able to attract and retain such personnel. Whole Foods Market does not maintain key person insurance on any employee.

Integration of Acquired Operations. By acquiring many new stores and certain manufacturing type businesses in the last several years, the Company has materially increased the scope of its operations by (i) increasing the number of its stores and entering new markets and (ii) including the manufacturing of nutriceuticals and nutritional supplements and the direct marketing of these. There can be no assurance that comparable store sales of acquired stores will increase to or be maintained at the level achieved by existing Whole Foods Market stores. Additionally, there can be no assurance that the operations of acquired stores will not be adversely affected as a result of the introduction of the Company's team approach to store operations, or the response of customers to the changes in operations and merchandising mix made by new ownership. With respect to the Company's acquisition of manufacturing operations, there can be no assurance that current retail stores which are customers of the acquired companies will continue to do business with such companies after they become subsidiaries of Whole Foods Market, nor can there be any assurance that Whole Foods Market can realize the expected benefits from the acquisition of these companies. The integration of acquired operations into Whole Foods Market will require the dedication of management resources which may temporarily detract from attention to day-to-day business of the Company.

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

Government Regulation. The manufacturing, processing, formulating, packaging, labeling and advertising of products, particularly the nutriceutical and nutritional supplement products, are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA and the EPA. Amrion's activities are also regulated by various agencies of the states, localities and foreign countries to which Amrion's products are distributed and in which Amrion's products are sold.

The composition and labeling of nutritional supplements and nutricueticals is most actively regulated by the FDA under the provisions of the FFDC Act. The FFDC Act has been revised in recent years by the NLEA and by the DSHEA. While in the judgment of Whole Foods Market these regulatory changes are generally favorable to the nutritional supplements industry, there can be no assurance that Amrion will not in the future be subject to additional laws or regulations administered by various regulatory authorities. In addition, there can be no assurance that existing laws and regulations will not be repealed or be subject to more stringent or unfavorable interpretation by applicable regulatory authorities.

Final rules establishing labeling and notification requirements for dietary supplements were promulgated by the FDA on September 23, 1997 and the labeling portion of the regulations will take effect on March 23, 1999. Amrion is in the process of implementing the recent labeling and notification provisions. Additionally, on April 29, 1998, the FDA published a proposed rule regarding claims for dietary supplements concerning the effects of the product on the structure or function of the body. The FTC also issued a guidance document for dietary supplement advertisement in November 1998.

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

Governmental regulations in foreign countries where Amrion plans to expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of Amrion's products.

Sales Concentrations of Major Products. Three product groups collectively comprise a significant portion of Amrion's net sales. These product groups are known as Coenzyme Q10, Ginkgo Biloba and Bilberry. Although historically sales of these products have increased annually, there can be no assurance this trend will continue or that current revenues attributed to the products will be maintained. To the extent customer demand for these product groups declines, Amrion's sales would be adversely affected. To reduce the potential adverse effect of a decreased demand for any of these products, Amrion continually adds new products to its existing line.

Possible Volatility of Convertible Subordinated Debentures and Common Stock Price. The market price of the Company's convertible subordinated debentures and common stock could be subject to significant fluctuation in response to various market factors and events, including variations in the Company's earning results, changes in earnings estimates by securities analysts, publicity regarding the Company, its competitors, the health food industry generally, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health food industry specifically, sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, in recent years, the stock market has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the debentures and the common stock. Volatility in the price of the Company's common stock, changes in prevailing interest rates and changes in perception of the Company's creditworthiness may in the future adversely affect the price of the debentures.

Information System Upgrades and Year 2000 Issues. The Company continually evaluates and upgrades its management information systems. The Company has completed a number of acquisitions in recent years, and the information systems of some of the acquired operations have not been fully integrated with the Company's information systems. Although the Company does not anticipate any disruption in its operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that the desired benefits from the system upgrades will be realized.

Currently there is significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modifications and/or implementation modifications will be required to enable such software to distinguish between 21st and 20th century dates. The Company uses third-party system software which will need to be modified or replaced in order to address year 2000 compliance. If the Company is unsuccessful in completing remediation of non-compliant systems, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates, or if significant third parties upon whom the Company relies cannot resolve their Year 2000 issues, there could be a material adverse effect on the Company's business, financial condition, and results of operations. Additional information on Year 2000 issues is included under the caption "Year 2000 Issues" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.    Properties

The Company owns the New Orleans store location. The Company also owns a building in Austin, Texas which houses one of its stores, the corporate headquarters and a bookstore. The underlying property is leased from a third party under a ground lease which has a base term of twenty years with ten options to renew for five years each. The Company owns the underlying property for its stores in development in Atlanta and Santa Fe. The Company owns a manufacturing, distribution and warehousing facility and an adjacent lot near Boulder, Colorado, an office building in Boulder and an undeveloped property in Westminster, Colorado. In October 1998, the Company purchased a 381,000 square foot manufacturing, distribution, warehousing and administrative facility in Thornton, Colorado. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from 1 to 25 years. The Company has options to renew most of its leases with renewal periods ranging from 5 to 50 years.

The Company has a lease with the bookstore at its building in Austin, Texas. Certain officers of the Company are also shareholders of the bookstore in which they own a combined 13.4% of the outstanding stock. The Company believes that the terms of the lease between the Company and the bookstore are on terms no less favorable to the Company than could have been negotiated with an independently owned retailer. This is partially based on an appraisal of the lease by an independent appraisal firm. The income from this lease is not material to the operations of the Company.

Item 3.    Legal Proceedings

From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business which have not resulted in any material losses to date.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "WFMI." The following sets forth the high and low sales prices for the Company's last two fiscal years.

                                                        High             Low
         Fiscal 1997
September 30, 1996 to January 19, 1997                  $27.75           $17.50
January 20, 1997 to April 13, 1997                      $24.50           $17.50
April 14, 1997 to July 6, 1997                          $33.75           $20.50
July 7, 1997 to September 28, 1997                      $36.63           $32.38

         Fiscal 1998
September 29, 1997 to January 18, 1998                  $51.38           $34.63
January 19, 1998 to April 12, 1998                      $70.13           $44.50
April 13, 1998 to July 5, 1998                          $67.50           $53.00
July 6, 1998 to September 27, 1998                      $66.50           $35.50

The Company had approximately 1,500 record holders of its common stock as of November 30, 1998.

On March 30, 1998, the shareholders of the Company approved an amendment to the Articles of Incorporation that increased the authorized number of shares of common stock from 50 million to 100 million.

The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's present bank credit agreement contains certain restrictive covenants that include the unavailability of the payment of dividends on common stock.

In fiscal year 1998 the Company issued the following unregistered securities:

     (1) In December 1997, the Company issued 1,013,340 shares of Common Stock to the former stockholders of commonly controlled companies doing business as Merchant of Vino as consideration for the Company's acquisition of Merchant of Vino.

     (2) In December 1998, the Company issued 174,878 shares of Common Stock to the former stockholder of Allegro Coffee Company, Inc. as consideration for the Company's acquisition of Allegro Coffee Company, Inc.

In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act.

In addition, as previously reported on the Company's Form 10-Q for the period ended January 18, 1998, the Company issued in February 1998 in a private offering under Rule 144A of the Securities Act of 1933, as amended, zero coupon convertible subordinated debentures. In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, provided by Rule 144A promulgated under such Act.

Item 6.    Selected Financial Data

Whole Foods Market, Inc. and Subsidiaries
Summary Financial Information (In thousands, except per share and operating data)



                                                       Sept 27     Sept 28      Sept 29      Sept 24       Sept 25
                                                          1998        1997         1996         1995          1994
-------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Operations (1)
Sales                                           $    1,389,768    1,117,346      946,353      748,691       597,294
Cost of goods sold and occupancy costs                 921,104      749,551      645,925      504,211       402,471
-------------------------------------------------------------------------------------------------------------------
Gross profit                                           468,664      367,795      300,428      244,480       194,823
Selling, general and administrative expenses           385,573      312,703      266,107      225,755       177,850
Pre-opening and relocation costs                         3,979        5,243        5,903        6,361         9,145
Merger and reorganization expenses                       1,699        4,887       38,516            0             0
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                           77,413       44,962      (10,098)      12,364         7,828
Interest expense                                        (7,685)      (6,044)      (4,671)      (2,368)         (127)
Investment and other income                              2,328          450          650        1,087         1,166
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       72,056       39,368      (14,119)      11,083         8,867
Provision (credit) for income taxes                     26,661       12,724       (1,404)       6,899         7,095
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $       45,395       26,644      (12,715)       4,184         1,772
-------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share            $         1.74         1.10        (0.54)        0.18         0.08
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding              26,159       24,194       23,366       22,724        22,187
-------------------------------------------------------------------------------------------------------------------
Diluted income (loss) per common share          $         1.64         1.06        (0.54)        0.18         0.08
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding,
   diluted basis                                        27,744       25,162       23,366       23,404        22,749
-------------------------------------------------------------------------------------------------------------------

Operating Data:
Number of stores at end of period                           87           75           68           61            49
Store sales per square foot                                670          638          636          625           639
Average weekly sales per store                         291,690      277,141      253,555      238,776       243,520
Comparable store sales increase (2)                      11.0%         8.3%         5.4%         6.2%          9.9%

Consolidated Balance Sheet Data (End of Year):
Working capital                                         93,064       35,427       15,648          871        21,876
Total assets                                           544,808      398,484      340,819      290,414       221,510
Long-term debt (including current maturities)          159,016       93,844       85,291       53,721         8,389
Shareholders' equity                                   277,273      205,465      172,024      172,353       167,232


(1) The financial information above for prior periods has not been restated for the pooling-of-interests acquisitions of Allegro Coffee Company and Merchant of Vino due to the immateriality of the information of the acquired entities to the Company's consolidated financial information. Fiscal years 1998, 1997, 1995 and 1994 are 52-week years and fiscal year 1996 is a 53-week year.

(2) For internal reporting purposes, the Company's fiscal year is comprised of 13 accounting periods generally consisting of four weeks each. Sales of a store are deemed to be "comparable" commencing in the fifty-third full week during which the store was open.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 87 stores as of September 27, 1998 both by opening new stores and acquiring existing stores from third parties. The results of the Company's operations have been and will continue to be materially affected by the timing and number of new store openings. New stores may incur operating losses for the first one or two years of operations. The Company's results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 1998 and 1997 are 52-week years and fiscal year 1996 is a 53-week year. In December 1997, the Company completed pooling-of-interests mergers with Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado and Merchant of Vino, which operated four gourmet/natural food supermarkets and two specialty wine and gourmet food shops in the greater Detroit metropolitan area. For fiscal 1998, the financial information contained herein presents the combined results of operations of Whole Foods Market, Allegro Coffee Company and Merchant of Vino for the entire fiscal year. Prior year results of operations have not been restated due to the immateriality of the financial statements of the acquired entities to the Company's consolidated financial statements.

Development Activity
The following is a schedule of stores opened, relocated, closed and acquired during fiscal years 1998, 1997 and 1996:

Store                                    Location                        Date
-----                                    --------                        ----
Reston                                 Reston, VA                opened 11/95
Oak Street                           Evanston, IL              acquired 12/95
                                                                  closed 9/96
Sherman Oaks West                Sherman Oaks, CA                 opened 1/96
Tenley                             Washington, DC                 opened 1/96
Georgetown                         Washington, DC                 opened 1/96
Lakeview                             Lakeview, IL                 opened 2/96
Manhasset                         Munsey Park, NY                 opened 2/96
Arlington                           Arlington, VA                 opened 2/96
Durham                                 Durham, NC              relocated 2/96
Mt. Washington                      Baltimore, MD                 opened 5/96
Madison                               Madison, WI                 opened 6/96
West LA                           Los Angeles, CA              relocated 7/96
Franklin                        San Francisco, CA                 opened 7/96
Cupertino                           Cupertino, CA              relocated 8/96
Vienna                                 Vienna, VA                opened 11/96
La Jolla                             La Jolla, CA                opened 11/96
Philadelphia                     Philadelphia, PA                 opened 1/97
Wheaton                               Wheaton, IL              relocated 2/97
Hillcrest                           San Diego, CA                 opened 4/97
San Rafael                         San Rafael, CA                 opened 4/97
Federal                        Ft. Lauderdale, FL               acquired 4/97
Plantation                         Plantation, FL               acquired 4/97
Granary                              Monterey, CA               acquired 8/97
Quarry                            San Antonio, TX             relocated 10/97
Brentwood                           Brentwood, CA                opened 10/97
Evanston                             Evanston, IL             relocated 12/97
Birmingham                         Birmingham, MI              acquired 12/97
Farmington Hills             Farmington Hills, MI              acquired 12/97
Plymouth                            Ann Arbor, MI              acquired 12/97
Rochester                           Rochester, MI              acquired 12/97
Somerset                                 Troy, MI              acquired 12/97
Troy                                     Troy, MI              acquired 12/97
Pearl                                 Boulder, CO                 opened 2/98
Tempe                                   Tempe, AZ                 opened 3/98

Store                                    Location                        Date
-----                                    --------                        ----
Winter Park                       Winter Park, FL                 opened 4/98
Marlton                               Marlton, NJ                 opened 5/98
Monterey/Granary                     Monterey, CA              relocated 6/98
Coral Springs                   Coral Springs, FL                 opened 9/98

Results of Operations
The following table sets forth the statement of operations data of Whole Foods Market expressed as a percentage of sales for the fiscal years indicated:


Year Ended                                                                 1998              1997              1996
--------------------------------------------------------------------------------------------------------------------
Sales                                                                     100.0%            100.0%           100.0%
Cost of goods sold and occupancy costs                                     66.3              67.1             68.3
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                               33.7              32.9             31.7
Selling, general and administrative expenses                               27.7              28.0             28.1
Pre-opening and relocation costs                                            0.3               0.5              0.6
Merger and reorganization expenses                                          0.1               0.4              4.1
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                               5.6               4.0             (1.1)
Interest expense                                                           (0.6)             (0.5)            (0.5)
Investment and other income                                                 0.2               0.0              0.1
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                           5.2               3.5             (1.5)
Provision (credit) for income taxes                                         1.9               1.1             (0.1)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           3.3%              2.4%            (1.3)%
--------------------------------------------------------------------------------------------------------------------
Figures may not add due to rounding.


Sales
Sales for all years shown reflect increases due to new stores opened and acquired and comparable store sales increases of 11.0%, 8.3%, and 5.4% for fiscal years 1998, 1997 and 1996, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. The Company expects that comparable store sales increases for fiscal year 1999 will be lower than for fiscal year 1998. The Company believes that current comparable store sales increases have been greater than historical averages due to such factors as increasing sales in stores acquired from Fresh Fields, the comparison of sales from stores located in Southern California which were negatively impacted in the prior year by the name change from Mrs. Gooch's to Whole Foods Market, improvements in overall store execution and increased sales of newly released private label products. Comparable store sales increases generally resulted from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. Additionally, net sales by Amrion increased over the prior year by 20.0%, 25.5%, and 40.0% for fiscal years 1998, 1997 and 1996, respectively. Sales increases by Amrion resulted from improved customer acquisition programs and expanded retail and mass market distribution programs. The Company believes that historical sales trends may not necessarily be indicative of future results of operations.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs, plus contribution from non-retail grocery distribution and food preparation operations. The Company's consolidated gross profit in fiscal year 1998 increased as a percentage of sales to 33.7% from 32.9% in fiscal year 1997 and from 31.7% in fiscal year 1996. These increases reflect increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, and continued improvement by new stores with respect to product procurement and merchandising and controlling spoilage. In all years, gross profit margins were positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower spoilage as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. Additionally, gross profit margins were positively affected in all years by the increased percentage of sales in certain regions and in departments such as prepared foods where the Company achieves higher gross profits. Gross profits were also positively affected for all years by reductions in product cost as a percentage of sales at Amrion, offset by a slight increase in indirect costs in fiscal 1998.

Selling, General and Administrative Expenses
Selling, general and administrative expenses in fiscal 1998 decreased as a percentage of sales to 27.7% from 28.0% in fiscal year 1997 and 28.1% in fiscal year 1996. These decreases in selling, general and administrative expenses as a percentage of sales reflect reductions in store labor costs and increases in store sales without comparable increases in administrative staff. These decreases were offset by increased market development costs and increased administrative staff at Amrion. Whole Foods Market has historically been able to expand without a significant increase in general and administrative costs. However, in certain circumstances the Company has increased the number of administrative and support personnel at the regional and national levels in connection with the implementation of new management information systems and to support current and planned growth.

Pre-opening and Relocation Costs
Whole Foods Market developed and opened six new stores in fiscal 1998, five new stores in fiscal 1997, and ten new stores in fiscal 1996. Additionally, the Company relocated three stores in fiscal 1998, one store in fiscal 1997, and three stores and the Fresh Fields corporate office in fiscal 1996. Pre-opening and relocation costs in fiscal 1998, 1997 and 1996 were approximately $4.0 million, $5.2 million and $5.9 million, respectively. Pre-opening costs include hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store and facility openings and are expensed in the quarter of the opening. Pre-opening costs are generally higher in locations which are some distance from an existing base of operations due to higher training, travel and moving costs. Relocation costs consist of losses on dispositions of fixed assets and inventories, remaining lease payments and other costs of holding replaced facilities and other related expenses.

Merger and Reorganization Expenses
Merger expenses in fiscal 1998 include transaction expenses associated with the acquisitions of Merchant of Vino and Allegro Coffee Company. Merger expenses in fiscal 1997 include transaction expenses associated with the acquisition of Amrion. Merger and reorganization expenses in fiscal 1996 include severance, transaction expenses, duplicate system disposal costs and conforming accounting adjustments associated with the acquisition of Fresh Fields, and severance and other costs associated with the restructuring of the Southern California region. Additionally, fiscal 1996 expenses include losses on the disposition of store assets, remaining rent and lease termination costs recognized pursuant to a plan initiated at the time of the Fresh Fields acquisition to close or relocate duplicate stores. At September 27, 1998 and September 28, 1997, the Company had remaining merger-related liabilities related to the Fresh Fields acquisition totaling approximately $3.1 million and $9.8 million, respectively. These liabilities were reduced primarily as a result of cash payments for rent and lease termination costs. The Company does not expect the ultimate payment of these liabilities to materially affect its liquidity.

Interest Expense
In 1996, the Company refinanced a portion of the outstanding balance on its $75 million bank line of credit with $40 million in newly issued senior notes. In 1997, the Company amended and increased its bank line of credit to $100 million. In 1998, the Company issued $115 million of zero coupon convertible subordinated debentures, and amended and reduced its bank line of credit to $10 million. Interest expense related to the Company's borrowings was approximately $7.7 million in fiscal 1998, $6.0 million in fiscal 1997, and $4.7 million in fiscal 1996, net of capitalized interest associated with stores under development.

Investment and Other Income
Investment and other income for fiscal 1998 consists primarily of interest income earned on a short-term corporate bond portfolio and a prime money market portfolio. In fiscal 1997 and 1996, investment and other income consists primarily of interest income generated from U.S. Treasury and agency securities. Investment and other income was approximately $2.3 million, $450,000 and $650,000 in fiscal 1998, 1997 and 1996, respectively.

Income Taxes
The Company's effective tax rate was 37% and 32.3% in fiscal 1998 and 1997, respectively, and a credit of 10.0% in fiscal 1996. The income tax rate for fiscal 1998 reflects the elimination of the approximately $7.8 million valuation allowance previously provided on net operating loss carryforwards acquired in the Fresh Fields merger. As of September 27, 1998, the Company had remaining net operating loss carryforwards of approximately $8.6 million related to net operating losses incurred by Fresh Fields from its inception until the fiscal 1996 acquisition by Whole Foods Market which are available to offset certain future taxable income. The fiscal 1996 effective tax rate reflects a pre-tax loss of $14.1 million and the non-deductibility for federal income tax purposes of certain merger transaction costs that were expensed for financial accounting and reporting purposes in that year. The Company expects its effective tax rate for fiscal 1999 will be higher than its effective rate for fiscal 1998. As of September 27, 1998, the Company considers it more likely than not that all net operating loss carryforwards will be utilized.

Business Combinations
In December 1997, the Company completed a merger with Merchant of Vino, which operated four gourmet/natural foods stores and two specialty wine and gourmet food shops in the Detroit area, in exchange for approximately 1 million shares of Company common stock. Also in December 1997, the Company completed a merger with Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, in exchange for approximately 175,000 shares of Company common stock. These merger transactions were accounted for using the pooling-of-interests method. Due to the immateriality of Merchant of Vino and Allegro financial statements to the Company's consolidated financial statements, financial information for the periods prior to fiscal 1998 was not restated.

In September 1997, the Company completed a merger with Amrion in exchange for approximately 4.7 million shares of Company common stock, plus the assumption of approximately 330,000 outstanding options to purchase shares of common stock. The merger was accounted for using the pooling-of-interests method. Also in fiscal 1997, the Company completed two acquisitions of three natural foods markets in exchange for a total of 230,000 shares of Company common stock. These acquisitions were accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of these acquired companies to the Company's consolidated financial statements, financial information for the periods prior to the combination was not restated.

On August 30, 1996, the Company completed a merger with Fresh Fields Markets, which operated 22 natural foods supermarkets, in exchange for approximately 4.8 million shares of Company common stock plus the assumption of approximately 549,000 outstanding options to purchase shares of common stock.

Quarterly Results
The first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks and the fourth quarter consists of 12 or 13 weeks. Fiscal year 1998 and 1997 are 52-week years with the fourth quarters consisting of 12 weeks. Because the first quarter is longer than the remaining quarters and contains both the Thanksgiving and Christmas holidays, it typically represents a larger share of the Company's annual sales from existing stores.
Quarter-to-quarter comparisons of results of operations may be materially impacted by the number and timing of new store openings for which related costs are deferred as incurred and expensed in the quarter the store is opened. The Company believes that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following table sets forth selected quarterly unaudited financial information for the fiscal years ended September 27, 1998 and September 28, 1997 (in thousands except per share data):


                                                                        1st          2nd          3rd           4th
1998                                                                Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------

Sales                                                    $          407,788      324,811      330,999       326,170
Gross profit                                                        135,752      110,939      110,832       111,141
Pre-opening and relocation costs                                      1,065        1,462        1,024           428
Merger and reorganization expenses                                    1,699            0            0             0
Income from operations                                               21,084       18,857       18,921        18,551
Income before income taxes                                           19,092       17,657       17,621        17,686
Net income                                                           12,028       11,124       11,101        11,142
Basic income per share                                   $             0.46         0.43         0.42          0.42
Weighted average common shares outstanding                           25,913       26,094       26,279        26,435
Diluted income per share                                 $             0.44         0.40         0.40          0.40
Weighted average shares outstanding - diluted basis                  27,523       27,824       27,880        27,824
-------------------------------------------------------------------------------------------------------------------

                                                                        1st          2nd          3rd           4th
1997                                                                Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
Sales                                                    $          312,584      259,800      274,510       270,452
Gross profit                                                         99,447       85,284       92,021        91,043
Pre-opening and relocation costs                                      1,604        1,129            0         2,510
Merger and reorganization expenses                                        0            0            0         4,887
Income from operations                                               10,778       12,597       14,188         7,399
Income before income taxes                                            9,195       11,179       12,922         6,072
Net income                                                            5,988        7,218        8,283         5,155
Basic income per share                                   $             0.25         0.30         0.34          0.21
Weighted average common shares outstanding                           24,085       24,155       24,188        24,386
Diluted income per share                                 $             0.24         0.29         0.33          0.20
Weighted average shares outstanding - diluted basis                  24,971       24,841       25,294        25,741
-------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources
At September 27, 1998 and September 28, 1997, the Company's working capital was approximately $93.1 million and $35.4 million, respectively, and the ratio of current assets to current liabilities was 2.02 to 1 and 1.46 to 1, respectively. Net cash flow from operating activities was approximately $90.9 million, $54.0 million and $28.8 million in fiscal 1998, 1997 and 1996, respectively. During 1998 the Company issued for approximately $115 million zero coupon convertible subordinated debentures. The issue price of the debentures results in an effective yield to maturity of 5 percent. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount to such dates. Subject to certain limitations, the Company, at its option, may elect to pay this purchase price in cash, shares of common stock or any combination thereof. Debentures may also be redeemed in cash at the option of the holder if there is a change in control at a purchase price equal to issue price plus original issue discount to the date of redemption. Subsequent to March 2, 2003, the debentures are redeemable at the option of the Company for cash, in whole or in part, at redemption prices equal to issue price plus accrued original issue discount to date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

Whole Foods Market also maintains a bank credit agreement which provides for a revolving line of credit of up to $10 million. Any amount outstanding under this agreement is convertible into a four year term loan upon the expiration of the revolving credit term on June 30, 1999. Principal payments are to be made in quarterly installments beginning September 30, 1999. This credit agreement contains certain restrictive covenants, including restrictions upon the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants, including the maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. All amounts outstanding under the Company's line of credit agreement were repaid during 1998 with proceeds from the issuance of the convertible subordinated debentures and no amounts were drawn at September 27, 1998. At September 28, 1997 approximately $52.1 million was drawn under the Company's line of credit agreement. In May 1996 the Company issued $40 million of senior unsecured notes, bearing interest at 7.29% and payable in seven equal annual installments beginning May 16, 2000. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios. Net cash flow from financing activities was approximately $60.7 million, $11.8 million and $38.9 million in fiscal 1998, 1997 and 1996, respectively.

Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and, to a lesser extent, the resultant increase in working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $500,000, a substantial portion of which is financed by the vendors of Whole Foods Market. In fiscal 1999, Whole Foods Market plans to open approximately nine new stores, relocate one existing store and will have under development additional stores that will open in fiscal 2000. The Company will incur additional capital expenditures in fiscal 1999 in connection with ongoing equipment upgrades and resets at its existing stores, purchase and development of new production, distribution and office facilities for Amrion and Allegro and continued development of its management information systems. Net cash flow used by investing activities was approximately $128.3 million, $56.4 million and $73.2 million in fiscal 1998, 1997 and 1996, respectively. The Company expects that cash on hand and cash generated from operations will be sufficient to fund planned store openings and other cash needs through the end of fiscal 1999, absent any material cash acquisitions.

Year 2000 Issues
During fiscal 1998, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team has focused its efforts in three areas: (1) information systems (IS) software and hardware; (2) facilities and non-IS equipment with embedded systems; and (3) third-party relationships.

The Company has adopted a five-phase Year 2000 Plan consisting of: Phase I - identification and ranking of the components of the Company's systems, equipment, and suppliers that may be vulnerable to Year 2000 problems; Phase II
- assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV - testing and implementation of systems for which remediation is complete; and Phase V - development of contingency plans to mitigate the potential adverse effects on the Company's operations of reasonably likely worst case Year 2000 scenarios. The Company has completed Phase I and plans to complete Phase II by January 31, 1999. Phases III and IV are underway concurrent with Phases I and II. Phase V will begin after Phase II is completed.

Information Systems Software and Hardware. The Company has assessed its primary information systems and remediation is in process for those systems that require remediation. The Company's planned testing completion and implementation dates for these systems are summarized below:

                               Planned Testing                    Planned
                                  Completion                   Implementation
                                     Date                            Date
                               -----------------               -----------------
Point of Sale
   Northeast                   May 30, 1999                    June 29, 1999
   Others                      December 31, 1998               April 30, 1999
Store Back Office
   Mid-Atlantic                April 30, 1999                  May 3, 1999
   Northeast                   May 30, 1999                    June 29, 1999
   S. Pacific                  January 31, 1999                March 29, 1999
   Others                      December 31, 1998               May 3, 1999
Financials
   Corporate System            March 1, 1999                   March 6, 1999
   Mid-Atlantic                April 30, 1999                  May 1, 1999
Distribution
   Corporate System            March 1, 1999                   March 6, 1999
   Amrion                      June 18, 1999                   June 27, 1999
   Mid-Atlantic                April 30, 1999                  May 3, 1999
   S. Pacific                  December 31, 1998               December 31, 1998
Other
   Bakery/Commissary           February 28, 1999               June 27, 1999
   Time Keeping                February 28, 1999               June 27, 1999

The Company plans to complete all remediation, testing, and implementation of its individual information systems by June 30, 1999.

Facilities and Non-IS Equipment with Embedded Systems. The Company has completed an inventory of all non-IS embedded systems. Assessment of these items is planned to be complete by January 31, 1999. Plans are already in place to upgrade a variety of devices such as time clocks, scales, fax machines, and HVAC controls. The Company plans to complete remediation, testing and implementation for all non-IS embedded systems by June 30, 1999.

Third-party Relationships. The Company has identified significant third parties upon whom it relies and has sent written requests for representation of their Year 2000 readiness. The Company is reviewing responses received and will follow up on those not received. The Company will also be conducting discussions with its most significant vendors and suppliers to verify their Year 2000 readiness and review their contingency plans.

Costs to Address the Company's Year 2000 Issues. The Company estimates that the expense associated with the Year 2000 Plan will be approximately $2 million, of which approximately $150,000 has been incurred to date. Additionally, the Company estimates that hardware and software purchases totaling approximately $2 million will be capitalized pursuant to the Year 2000 Plan.

Risks and Contingency Plans. The aforementioned costs and completion dates are based on plans for work to be performed and management's best estimates, which have been derived from assumptions about future events including the availability of certain resources and other factors. The Company believes that the Year 2000 Plan will address its Year 2000 concerns. However, if the Company is unsuccessful in completing remediation of non-compliant systems, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates, or if significant third parties upon whom the Company relies cannot resolve their Year 2000 issues, there could be a material adverse effect on the Company's business, financial condition, and results of operations. Therefore, the Company plans to develop by the end of July 1999 contingency plans to address risks that have been determined to be most likely based upon the results of assessment, testing and verification procedures. There are numerous uncertainties related to Year 2000 issues including uncertainties related to third parties upon whom the Company relies, and at this time the Company is unable to fully determine the consequences of Year 2000 failures on its results of operations. The Company believes that the successful implementation of its Year 2000 Plan will mitigate the risk of a material adverse impact on the Company's results of operations.

Adoption of Accounting Standards
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for financial statements issued for periods beginning after December 15, 1997. The Company plans to adopt SFAS No. 130 in fiscal year 1999. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to result in significant additional disclosures.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for financial statements issued for periods beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the impact of the adoption of this new accounting standard on its consolidated financial statements.

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. The Company plans to adopt SOP 98-1 in fiscal year 2000. The adoption of SOP 98-1 will not have a material impact on the Company's consolidated financial statements.

The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP 98-5 in fiscal year 2000, with the initial application recognized as the cumulative effect of a change in accounting principle. The Company currently capitalizes pre-opening costs and expenses such amounts in the quarter of the location opening. Capitalized pre-opening costs at September 27, 1998 and September 28, 1997 were $118,000 and $129,000, respectively. The Company does not expect the adoption of SOP 98-5 to have a material effect on its consolidated financial statements; however, the ultimate effect of adoption will depend upon the level of capitalized pre-opening costs at such date.

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

Item 7(a)  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through ongoing evaluation of its investment portfolio and composition of long-term debt. The Company does not use financial instruments for trading or other speculative purposes.

The Company's exposure to interest rate risk currently consists of its investment portfolio, senior notes and subordinated convertible debentures. The Company's investment portfolio, in the amount of $53.6 million (of which $26.6 million was included in cash equivalents) as of September 27, 1998, had an average interest rate of approximately 5.7% during fiscal 1998. Subsequent to the end of the fiscal year the Company sold $15 million of its investment portfolio. Because of the short-term maturities of this investment portfolio, the carrying value approximates fair value. The senior notes bear interest at a fixed rate of 7.29%, with a current outstanding balance of $40.0 million. As of September 27, 1998, the estimated fair value of the senior notes exceeded the carrying amount by approximately $2.8 million. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5%, with a current outstanding balance of $118.4 million. As of September 27, 1998 the estimated fair value of the convertible debentures is approximately $105.6 million. Should interest rates increase or decrease, the estimated fair values of the senior notes and the zero coupon subordinated debentures would decrease or increase accordingly.

The impact of the foreign exchange fluctuations on the Company's foreign subsidiary is immaterial.

Item 8.    Financial Statements and Supplementary Data

See Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

A brief description of each executive officer and director of the Company is provided below. The Company has a "staggered" board of directors in which only a portion of the Company's directors stand for reelection each year. The term of office of Linda A. Mason and Jirka Rysavy will expire at the annual meeting of shareholders in 1999, the term of office of Avram J. Goldberg, Dr. John B. Elstrott and Dr. Ralph Z. Sorenson will expire at the annual meeting of shareholders in 2000 and the term of office of David W. Dupree, Fred "Chico" Lager and John P. Mackey will expire at the annual meeting of shareholders in 2001. The term of office of the directors elected at this Annual Meeting will expire at the annual meeting of shareholders in 2002. All officers serve at the discretion of the Board of Directors.

John P. Mackey, 45, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980.

Peter Roy, 42, has been with the Company since 1988 and served as President since August 1993. Mr. Roy recently joined the Board of U.S.A. Floral Products, Inc.

Glenda Flanagan, 45, has served as Vice President and Chief Financial Officer of the Company since December 1988.

James P. Sud, 46, has served as Vice President and Chief Operating Officer since May 1997. He had been President of MPS Production Company, an independent oil and gas company engaged in exploration, production and oil field equipment services since 1977. He served as a director of the Company from 1980 to March 1997.

Rich Cundiff, 41, has served as President of the Southern Pacific Region since January 1996. He has held various positions with the Company since 1988, including President and Vice President of the Southwest Region and store team leader.

A.C. Gallo, 45, has served as President of the Northeast Region since July 1996. He has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President of the Northeast Region, Vice President of Perishables and produce coordinator.

Chris Hitt, 49, has served as President of the Mid-Atlantic Region since August 1996. He has held various positions with the Company since 1985 including
President  of the  Northern  California,  Northeast,  Southeast,  and  Southwest
Regions.

Juan Nunez, 40, has served as President of the Florida Region since September 1998. He has held various positions with the Company and with Mrs. Gooch's Natural Food Markets, Inc., which was acquired by the Company in September 1993, including Vice President of the Southwest Region, Director of Store Operations, and store team leader.

Walter Robb, 45, has been with the Company since 1991 and served as President of the Northern California Region since August 1993.

Dan Rodenberg, 43, has served as President of the Midwest Region since January 1997. He has held various positions with the Company since 1989, including Vice President of the Mid-Atlantic and Midwest Regions and store team leader.

Lee Valkenaar, 43, has served as President of the Southwest Region since January 1996. He has held various store team leader positions with the Company since 1987.

Dr. Cristina G. Banks, 46, has served as a director of the Company since July 1992. Dr. Banks is a principal and co-owner of Terranova Consulting Group, a full service management consulting firm which was started in December 1996. She has served as Senior Lecturer on the faculty at the Walter A. Haas School of Business in Berkeley, California since 1985.

David W. Dupree, 45, has served as director of the Company since August 1996. Mr. Dupree is a Managing Partner of Halifax Capital Partners, a limited partnership founded to pursue small and mid cap investment opportunities. He was the Managing Director of The Carlyle Group, a Washington, D.C. based merchant banking concern, from 1992 to 1998. Mr. Dupree also serves as a director of Insight Health Services Corp. and Care Systems, Inc

Dr. John B. Elstrott, 50, has served as a director of the Company since February 1995. Dr. Elstrott is the founding director of the Levy Rosenblum Institute for Entrepreneurship at Tulane University's A.B. Freeman School of Business which was started in 1991. He has been on the faculty at Tulane since 1982.

Avram J. Goldberg, 69, has served as a director of the Company since May 1994. Mr. Goldberg has been the Chairman of the Board of AVCAR Group, Ltd., a consulting firm specializing in the retail industry, since 1989. Mr. Goldberg also serves as a director of Ekco Group, Inc.

Mr. Fred "Chico" Lager, 44, has served as a director of the Company since January 1996. Mr. Lager has been a Trustee of Fenimore Asset Management Trust, a mutual fund company, since 1997. Mr. Lager has been a self-employed consultant, working with a select number of emerging small businesses, since 1991.

Linda A. Mason, 44, has served as a director of the Company since July 1992. Mrs. Mason is the co-founder of Bright Horizons Family Solutions, Inc., which operates work-site childcare centers, and served as its President from 1982 to July 1998. Since July 1998, she has served as Chairman of the Board.

Jirka Rysavy, 44, joined the Company's board in November 1998. Mr. Rysavy is the founder and has served as Chairman of the Board of Corporate Express, Inc., a global provider of non-production goods and services to large corporations, since 1986. Mr. Rysavy served as the Chief Executive Officer from the company's inception until September 1998.

Dr.  Ralph Z.  Sorenson,  65,  has  served as a director  of the  Company  since
December 1994. Dr. Sorenson is currently Professor Emeritus of business administration at the University of Colorado, Boulder and has served in various capacities at the University of Colorado since July 1992, including Dean of the College of Business and Graduate School of Business Administration. Dr. Sorenson serves as a director of the Polaroid Corporation, Houghton Mifflin Company, Eaton Vance Inc. and Exabyte Corporation.

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

The Board of Directors held five meetings in fiscal 1998. No director attended fewer than 75% of the meetings of the Board (and any committees thereof) which they were required to attend.

Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose in this proxy statement any failure to file by these dates. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable shareholders timely filed these reports except as follows. A sale of common stock was not timely reported on a Form 4 filed by Dr. John B.
Elstrott.

In addition, under the Company's option plan for outside directors, each newly elected director receives an option as of the date of his or her election to purchase 10,000 shares of the Company's common stock at an exercise equal to the closing price of the Company's common stock on the date of grant. Incumbent directors receive an option grant as of the date of the Company's annual meeting of shareholders to purchase 2,000 shares of the Company's common stock at an exercise price equal to the closing price of the Company's common stock on the date of grant if the director attended at least two-thirds of the meeting of the Company's Board of Directors held in the preceding year.

Item 11.   Executive Compensation

The following table sets forth information concerning compensation paid or accrued by the Company during the three-year period ended September 27, 1998 to or for the Company's Chief Executive Officer and the certain other highest compensated executive officers of the Company whose total compensation exceeded $100,000.




Summary Compensation Table
--------------------------
                                                                                Other           Company
                                                                               Annual            Stock
Name and Principal Position       Year         Salary(1)        Bonus      Compensation(2)      Options
                                               ---------        -----      ---------------      -------

John P. Mackey                    1998         $185,000       $  90,000         $500            9,000
CEO                               1997          170,000          93,000          500            9,000
                                  1996          145,000          52,500          500            9,000

Peter Roy                         1998         $165,000        $110,000         $500            4,000
President                         1997          150,000         103,000          500            4,000
                                  1996          130,000          67,900          500           19,000

Chris Hitt                        1998         $165,000       $  94,000         $500                0
Regional President                1997          150,000          68,900          500            3,600
                                  1996          150,000          47,707        8,035(6)        31,100

Glenda Flanagan                   1998         $150,000        $125,000         $500            4,000
CFO                               1997          135,000         105,000          500            4,000
                                  1996          115,000          78,700          500            9,000

James P. Sud (3)                  1998         $150,000        $125,000         $500            4,000
COO                               1997(4)        90,000          47,600        -----           14,000

Carl Morris (5)                   1998         $130,000        $145,000         $500            4,000
President, wholefoods.com         1997          130,000          92,000          500            4,000
                                  1996          110,000          47,700          500            9,000


(1) The Company has a policy that limits the cash compensation paid in any one year to any officer to ten times the average full time salary of all Team Members. Amounts earned in excess of the salary limitation may be deferred to the next year, subject to certain restrictions.
(2) Except as otherwise indicated, the amounts indicated reflect the Company's contributions on behalf of the persons indicated to the Whole Foods Market, Inc. Savings Plan and Trust. In 1996, 1997 and 1998, the Company's contribution was a maximum of $500 paid in shares of the Company's common stock.
(3)  Mr. Sud did not earn $100,000 prior to fiscal 1997.
(4) Salary and bonus for 1997 are prorated to reflect May 1, 1997 employment date.
(5) As of the fiscal year end, Mr. Morris was no longer an executive officer of the Company.
(6) Of the amount indicated, $7,535 represents reimbursement of moving expenses.

Option Plans
The following table sets forth certain information with respect to the options granted during the fiscal year ended September 27, 1998 to each executive officer of the Company listed in the Summary Compensation Table set forth under the caption "Executive Compensation."

Option Grants in Fiscal Year 1998
---------------------------------


                                   Percent of
                                  Total Options      Exercise or                      Potential Realizable Value at
                      Number of    Granted to        Base Price                    Assumed Annual Rates of Stock Price
                       Options    Employees in       in Dollars       Expiration    Appreciation for Option Term (1)
     Name              Granted     Fiscal Year      per Share (3)        Date              5 %             10 %
--------------         -------     -----------      -------------        ----         ---------         --------

John P. Mackey         5,000                           $49.75          01/21/05        $101,266         $235,993
                       4,000                           $69.75          03/31/05        $113,581         $264,692
                       -----
                       9,000          (2)

Peter Roy              4,000          (2)              $69.75          03/31/05        $113,581         $264,692

Chris Hitt                 0         N/A               N/A                N/A                $0               $0

Glenda Flanagan        4,000          (2)              $69.75          03/31/04        $113,581         $264,692

James P. Sud           4,000          (2)              $69.75          03/31/05        $113,581         $264,692

Carl Morris            4,000          (2)              $69.75          03/31/05        $113,581         $264,692


(1) The 5% and 10% assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not reflect the Company's estimates or projections of future prices of the shares of the Company's common stock. There can be no assurance that the amounts reflected in this table will be achieved.
(2)  Less than 1%.
(3)  Closing price of common stock at date of grant.

The following table sets forth certain information with respect to the options exercised by the executive officers named above during the year ended September 27, 1998 or held by such persons at September 27, 1998. The number of options held at September 27, 1998 includes options granted under the 1992 Option Plan for Team Members and under the 1987 Option and Incentive Plan (the "1987 Plan"). The 1987 Plan was terminated by the Company in 1992, except as to options previously granted.

Aggregated Option Exercises in Fiscal Year 1998 and Fiscal Year End Option
Values
--------------------------------------------------------------------------


                                                     Number of                    Value of Unexercised
                  Shares                         Unexercised Options             In-the-Money Options (2)
                 Acquired       Value            at September 27, 1998             at September 27, 1998
                                                 ---------------------             ---------------------
   Name         on Exercise    Realized (1) Exercisable      Unexercisable      Exercisable        Unexercisable
   ----         -----------    ------------ -----------      -------------      -----------        -------------

John P. Mackey           0             0       79,350            24,650         $2,819,350          $370,875
Peter Roy                0             0       48,100            20,900         $1,121,563          $386,813
Chris Hitt          69,815    $3,189,568       22,186            22,250           $568,313          $417,735
Glenda Flanagan        900       $41,625       58,200            15,900         $1,990,963          $273,375
James P.Sud              0             0       10,100            16,700           $260,838          $287,063
Carl Morris          4,800      $186,000       12,150            17,100           $279,356          $302,075


(1) Based upon the market price for the underlying shares of common stock of Whole Foods Market received upon excercise and the option exercise price.
(2) Based upon the closing price of the common stock of Whole Foods Market on September 25, 1998, which was $43.625 per share.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of November 30, 1998 for (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table set forth under the caption "Executive Compensation," and (iv) all of the directors and officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

                                          Shares Owned (1)
                                   -------------------------------
Name                               Number                 Percent
----                               -------                --------
FMR Corp. (2)                      2,757,200                10.4%
Pilgrim Baxter & Assoc. (3)        2,806,800                10.6%
Dr. Cristina G. Banks (4)             19,500                 *
David W. Dupree (5)                    7,510                 *
Dr. John B. Elstrott                   3,600                 *
Glenda Flanagan (6)                   61,124                 *
Avram J. Goldberg (7)                 13,700                 *
Christopher Hitt (8)                  42,210                 *
Fred "Chico" Lager (9)                 9,817                 *
John P. Mackey (10)                  328,317                 1.2%
Linda A. Mason (11)                   16,700                 *
Carl Morris (12)                      12,174                 *
Peter Roy (13)                        71,374                 *
Jirka Rysavy                               0                 *
Dr. Ralph Z. Sorenson (14)             9,500                 *
James P. Sud (15)                     51,675                 *
All directors and officers
  as a group (20 persons)            809,868                 3.0%

*    Less than one percent
(1) Includes shares issuable upon exercise of stock options which are vested or will be vested prior to January 29, 1999.
(2) Based on information contained in Schedule 13G, as amended on February 14, 1998. The amount indicated reflects FMR Corp's beneficial ownership as of December 31, 1997. Of the shares indicated, FMR Corp. has the sole voting power of 244,200 shares and the sole power to dispose of all the shares indicated. The address of such shareholder is 82 Devonshire Street, Boston, Massachusetts 02109.
(3) Based on information contained in Schedule 13G, as amended on November 5, 1998. Of the shares indicated, Pilgrim Baxter & Associates, Ltd. has the sole voting power of 2,554,800 shares and the sole power to dispose of all the shares indicated. The address of such shareholder is 825 Duportail Road, Wayne, Pennsylvania 19087.
(4)  Includes options to purchase 19,300 shares of common stock.
(5)  Includes options to purchase 1,541 shares of common stock.
(6)  Includes options to purchase 57,200 shares of common stock.
(7)  Includes options to purchase 10,700 shares of common stock.
(8)  Includes options to purchase 24,186 shares of common stock.
(9)  Includes options to purchase 8,000 shares of common stock.

(10) Includes options to purchase 63,850 shares of common stock.
(11) Includes options to purchase 16,700 shares of common stock.
(12) Includes options to purchase 12,150 shares of common stock.
(13) Includes options to purchase 49,700 shares of common stock.
(14) Includes options to purchase 9,500 shares of common stock.
(15) Includes options to purchase 10,100 shares of common stock.

Item 13.   Certain Relationships and Related Transactions

John P. Mackey, Peter Roy and Glenda Flanagan, executive officers of the Company, own approximately 13.4% in the aggregate of BookPeople, Inc. which leases facilities from the Company. During fiscal 1998, the lease was amended to reduce the size of the leased facility and the aggregate annual minimum rent from approximately $582,000 to approximately $391,000. In fiscal 1998, the Company received approximately $456,000 in rental income from this lease.

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) and (2) Financial Statements and Schedules.
     Reference is made to the listing on page 29 of all financial statements filed as a part of this report. No schedules are required.

(b)  (3) Exhibits
     Reference is made to the Exhibit Index on page 50 for a list of all exhibits filed as a part of this report.



Whole Foods Market, Inc. and Subsidiaries
Index to Consolidated Financial Statements

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------

Independent Auditors' Report                                                                            30
Consolidated Balance Sheets at September 27, 1998 and September 28, 1997                                31
Consolidated Statements of Operations for the fiscal years ended September 27, 1998,
   September 28, 1997 and September 29, 1996                                                            32
Consolidated Statements of Shareholders' Equity for the fiscal years ended
   September 27, 1998, September 28, 1997 and September 29, 1996                                        33
Consolidated Statements of Cash Flows for the fiscal years ended September 27, 1998,
   September 28, 1997 and September 29, 1996                                                            34
Notes to Consolidated Financial Statements                                                              36


Whole Foods Market, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors
Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. and subsidiaries ("Company") as of September 27, 1998 and September 28, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whole Foods Market, Inc. and subsidiaries as of September 27, 1998 and September 28, 1997, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 27, 1998, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP
Austin, Texas
November 20, 1998



Whole Foods Market, Inc. and Subsidiaries
Consolidated Balance Sheets (In thousands, except share data)
September 27, 1998 and September 28, 1997

Assets
                                                                                         1998                  1997
-------------------------------------------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents                                                        $     36,674                13,395
Marketable securities                                                                  27,019                 1,089
Trade accounts receivable                                                              15,201                11,468
Merchandise inventories                                                                85,628                64,838
Prepaid expenses and other current assets                                               8,870                 8,945
Deferred income taxes                                                                  10,701                12,964
-------------------------------------------------------------------------------------------------------------------
      Total current assets                                                            184,093               112,699
Property and equipment, net of accumulated depreciation and amortization              291,478               228,215
Acquired leasehold rights, net of accumulated amortization                             12,150                11,418
Excess of cost over net assets acquired, net of accumulated amortization               35,802                35,577
Other assets, net of accumulated amortization                                          21,285                10,575
-------------------------------------------------------------------------------------------------------------------
                                                                                 $    544,808               398,484
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
                                                                                         1998                  1997
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations             $        343                 1,171
Trade accounts payable                                                                 32,505                30,900
Accrued payroll, bonus and employee benefits                                           26,670                21,722
Other accrued expenses                                                                 31,511                23,479
-------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        91,029                77,272
Long-term debt and capital lease obligations, less current installments               158,673                92,673
Deferred rent liability                                                                 7,932                 6,407
Other long-term liabilities                                                             6,792                10,091
Deferred income taxes                                                                   3,109                 6,576
-------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                               267,535               193,019
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 100,000,000 and 50,000,000 shares authorized in 1998 and 1997, respectively; 26,500,000 and 24,453,000 shares
issued and outstanding in 1998 and 1997, respectively                                 219,189               192,514
Unrealized gain (loss) on securities available for sale                                   211                  (125)
Retained earnings                                                                      57,873                13,076
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            277,273               205,465
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------------------------------
                                                                                 $    544,808               398,484
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Operations (In thousands, except per share data)
Fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

                                                                            1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Sales                                                            $     1,389,768        1,117,346           946,353
Cost of goods sold and occupancy costs                                   921,104          749,551           645,925
-------------------------------------------------------------------------------------------------------------------
      Gross profit                                                       468,664          367,795           300,428
Selling, general and administrative expenses                             385,573          312,703           266,107
Pre-opening and relocation costs                                           3,979            5,243             5,903
Merger and reorganization expenses                                         1,699            4,887            38,516
-------------------------------------------------------------------------------------------------------------------
      Income  (loss) from operations                                      77,413           44,962           (10,098)
Other income (expense):
Interest expense                                                          (7,685)          (6,044)           (4,671)
Investment and other income                                                2,328              450               650
-------------------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                                   72,056           39,368           (14,119)
Provision (credit) for income taxes                                       26,661           12,724            (1,404)
-------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                          $        45,395           26,644           (12,715)
-------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share                             $          1.74             1.10             (0.54)
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                26,159           24,194            23,366
-------------------------------------------------------------------------------------------------------------------

Diluted income (loss) per common share                           $          1.64             1.06             (0.54)
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, diluted basis                        27,744           25,162            23,366
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.





Whole Foods Market, Inc. and Subsidiaries
Consolidated  Statements of Shareholders' Equity (In thousands)
Fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

                                                                             Unrealized
                                                                              Gain (Loss)
                                                                             on Securities   Retained         Total
                                                        Shares       Common   Available      Earnings     Shareholders'
                                                        Issued       Stock      for Sale    (Deficit)        Equity
-------------------------------------------------------------------------------------------------------------------

Balance at September 24, 1995                           22,790   $  174,663         (165)      (2,145)      172,353
Adjustment to conform fiscal year
   of pooled entity                                          0            0            0        3,491         3,491
Other acquisition                                          195            8            0          305           313
Issuance of common stock                                   807        7,575            0            0         7,575
Tax benefit related to exercise of
   employee stock options                                    0        1,059            0            0         1,059
Change in market value of securities
   available for sale                                        0            0          (52)           0           (52)
Net loss                                                     0            0            0      (12,715)      (12,715)
-------------------------------------------------------------------------------------------------------------------
Balance at September 29, 1996                           23,792      183,305         (217)     (11,064)      172,024
-------------------------------------------------------------------------------------------------------------------
Adjustment to conform fiscal year of
   pooled entity                                             0            0            0       (1,268)       (1,268)
Other acquisitions                                         244        2,200            0       (1,236)          964
Issuance of common stock                                   514        7,907            0            0         7,907
Common stock purchased and retired                         (97)      (2,187)           0            0        (2,187)
Tax benefit related to exercise of
   employee stock options                                    0        1,289            0            0         1,289
Change in market value of securities
   available for sale                                        0            0           92            0            92
Net income                                                   0            0            0       26,644        26,644
-------------------------------------------------------------------------------------------------------------------
Balance at September 28, 1997                           24,453      192,514         (125)      13,076       205,465
-------------------------------------------------------------------------------------------------------------------
Acquisitions                                             1,187        2,027            0         (598)        1,429
Issuance of common stock                                   860       14,925            0            0        14,925
Tax benefit related to exercise of
   employee stock options                                    0        9,723            0            0         9,723
Change in market value of securities
   available for sale                                        0            0          336            0           336
Net income                                                   0            0            0       45,395        45,395
-------------------------------------------------------------------------------------------------------------------
Balance at September 27, 1998                           26,500   $  219,189          211       57,873       277,273
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (In thousands)
Fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

                                                                            1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
Net income (loss)                                                     $   45,395           26,644           (12,715)
Adjustments to reconcile net income (loss) to net cash flow
from operating activities:
      Depreciation and amortization                                       42,307           34,456            26,953
      Loss on disposal of fixed assets                                     1,421              523             1,163
      Deferred income tax benefit                                         (1,204)          (1,390)           (7,118)
      Change in LIFO reserve                                                 417              800               746
      Rent differential                                                    1,525              800               882
      Loss provision on disposal of fixed assets                               0            1,422            12,477
      Loss provision on disposal of other assets                               0              923             4,124
      Tax benefit related to exercise of employee stock options            9,723             1,289            1,059
      Interest accretion on long-term debt                                 3,337                0                 0
      Lease termination and other closing cost provisions                      0              165            10,476
Adjustment to conform fiscal year of pooled entity                             0           (1,268)            3,491
Lease termination and other merger accrual payments                       (8,497)          (2,956)                0
Other                                                                          0              449                (5)
Net change in current assets and liabilities:
      Trade accounts receivable                                           (1,922)          (4,681)           (3,117)
      Merchandise inventories                                            (14,442)         (18,694)          (11,191)
      Prepaid expenses and other current assets                              883             (510)           (2,635)
      Trade accounts payable                                                (947)           3,934             5,768
      Accrued payroll, bonus and employee benefits                         4,948            9,671            (3,919)
      Other accrued expenses                                               7,929            2,464             2,408
-------------------------------------------------------------------------------------------------------------------
   Net cash flow from operating activities                                90,873           54,041            28,847
-------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities
Acquisition of property and equipment                                    (41,197)         (31,062)          (19,812)
Development costs of new store locations                                 (54,521)         (24,566)          (50,288)
Acquisition of mail lists and other intangible assets                     (4,984)          (6,693)           (1,583)
Purchase of marketable securities                                        (25,594)               0                 0
Proceeds from sale of marketable securities                                    0            5,899               988
Payment for purchase of acquired entities, net of cash acquired           (1,841)               0                 0
Other investing activities                                                  (191)               0            (2,480)
--------------------------------------------------------------------------------------------------------------------
   Net cash flow used in investing activities                           (128,328)         (56,422)          (73,175)
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             (continued)





Whole Foods Market, Inc. and Subsidiaries
Consolidated  Statements  of Cash Flows  (Continued)  (In thousands)
Fiscal years ended  September  27, 1998,  September 28, 1997 and
September 29, 1996

                                                                            1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
Net proceeds from issuance of convertible debentures                  $  111,748                0                 0
Net proceeds from long-term borrowings                                    11,000           24,336            80,000
Payments on long-term debt and capital lease obligations                 (76,939)         (18,277)          (48,711)
Issuance of common stock                                                  14,925            7,907             7,575
Purchase and retirement of treasury stock                                      0           (2,187)                0
Minority interest contributions                                                0                0                33
-------------------------------------------------------------------------------------------------------------------
   Net cash flow from financing activities                                60,734           11,779            38,897
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      23,279            9,398            (5,431)
Cash and cash equivalents at beginning of year                            13,395            3,997             9,428
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $   36,674           13,395             3,997
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
Interest and income taxes paid:

   Interest                                                           $    5,691            6,733             3,649
-------------------------------------------------------------------------------------------------------------------
   Federal and state income taxes                                     $   16,618           11,221             5,426
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

(1) Corporate Organization
The consolidated financial statements include the accounts of Whole Foods Market, Inc. and its subsidiaries (Company). All significant majority-owned subsidiaries are consolidated on a line-by-line basis. All significant intercompany accounts and transactions are eliminated upon consolidation. Where appropriate, prior years' financial statements have been reclassified to conform with the 1998 presentation.

(2) Summary of Significant Accounting Policies
Business
The Company engages in the sale of natural food and nutritional products, primarily through its natural foods supermarkets and direct marketing of nutritional supplements. As of September 27, 1998, the Company operated 87 stores, all of which are located in the United States, and engaged in direct marketing of nutritional supplements primarily in the United States.

Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 1998 and 1997 are 52-week years, and fiscal year 1996 is a 53-week year.

Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Marketable Securities
Marketable securities at September 27, 1998 consisted of investments in short-term high quality corporate bond funds and at September 28, 1997 consisted of U.S. Treasury and agency securities. The Company classifies its debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the fair value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established. Dividend and interest income are recognized when earned.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll, bonus and employee benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Marketable securities are stated at fair value with unrealized gains and losses included as a component of shareholders' equity until realized. The carrying value of notes payable to banks approximates fair value due to variable interest rates charged on these notes. The carrying value and fair value of convertible subordinated debentures at September 27, 1998 was $118,361,000 and approximately $105,581,000, respectively. The Company estimated the fair value of convertible subordinated debentures using quoted market prices. The carrying value and fair value of senior unsecured notes at September 27, 1998 was $40,000,000 and approximately $42,842,000, respectively. The carrying value and fair value of senior unsecured notes at September 28, 1997 was $40,000,000 and approximately $40,405,000, respectively. The Company estimated the fair value of senior unsecured notes by discounting the future cash flows at the rates currently available to the Company for similar debt instruments of comparable maturities.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies, continued
Inventories
Inventories, both retail and wholesale, are valued at the lower of cost or market. Cost is principally determined by the last-in, first-out (LIFO) method. The manufactured inventories of Amrion and Allegro are determined by the first-in, first-out (FIFO) method. The excess of estimated current costs over LIFO carrying value was approximately $3,658,000 and $3,241,000 at September 27, 1998 and September 28, 1997, respectively. Balances of inventories are as follows (in thousands):

                                                           1998             1997
--------------------------------------------------------------------------------
Manufactured inventories:
   Raw materials                                     $   12,445            6,713
   Work in process                                          363              438
   Finished goods                                        10,473            9,138
--------------------------------------------------------------------------------
     Total manufactured inventories                      23,281           16,289
--------------------------------------------------------------------------------
Other inventories, net of LIFO reserve                   62,347           48,549
--------------------------------------------------------------------------------
                                                     $   85,628           64,838
--------------------------------------------------------------------------------

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives (generally 5 to 15 years) using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Pre-opening costs include hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations, and are expensed in the quarter in which the location opens. Capitalized pre-opening costs related to stores not yet open at September 27, 1998 and September 28, 1997 totaled $118,000 and $129,000, respectively. Costs related to a projected site determined to be unsatisfactory and general site selection costs which cannot be identified with a specific store location are charged to operations currently.

Other Assets
Acquired leasehold rights are amortized as rent expense over the remaining lease term using the straight-line method. Accumulated amortization of acquired leasehold rights at September 27, 1998 and September 28, 1997 was $2,081,000 and $1,338,000, respectively. Excess of cost over net assets acquired is amortized over 40 years using the straight-line method. Accumulated amortization of excess of cost over net assets acquired at September 27, 1998 and September 28, 1997 was $6,973,000 and $5,820,000, respectively. The carrying value of the excess of cost over net assets acquired is evaluated periodically in relation to such factors as the occurrence of a significant event, the operating performance of each acquired subsidiary and the estimated future undiscounted cash flows of the underlying business of each subsidiary. Other assets include non-competition agreements, costs associated with purchased mailing lists and certain costs associated with the issuance of debt which are capitalized and amortized over the life of the related agreement using the straight-line method. Total purchased mailing lists costs included in other assets at September 27, 1998 and September 28, 1997 was $7,522,000 and $5,442,000 respectively, and accumulated amortization was $3,647,000 and $2,490,000, respectively. Also included in other assets at September 27, 1998 and September 28, 1997 was a note receivable of approximately $2,341,000 and $2,459,000, respectively. Other accumulated amortization included in other assets at September 27, 1998 and September 28, 1997 totaled $3,559,000 and $1,616,000, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies, continued
Advertising
The Company expenses the production costs of advertising when the advertising first takes place, except for direct-response advertising which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of direct mail advertising, including deferred promotional mailing costs, of the Company's products. The capitalized costs of mailed promotional materials are amortized over the expected promotional benefit period of three months. Advertising expense for fiscal years 1998, 1997 and 1996 was approximately $18,410,000, $13,959,000 and $10,867,000, respectively.

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

Income (loss) per Share
The Financial Accounting Standards Board had issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective September 29, 1997, the Company adopted on a retroactive basis SFAS No. 128, which establishes standards for computing and presenting earnings per share. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. The adoption of SFAS No. 128 did not have a material effect on the Company's financial statements. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the fiscal period. Diluted income (loss) per share is based on the weighted average number of common shares outstanding and, where applicable, dilution from options and convertible debt.

A reconciliation of the denominators of the basic and diluted earnings per share calculations follows (in thousands):

                                                   1998        1997         1996
--------------------------------------------------------------------------------
Denominator for basic income (loss) per
 share:  weighted average shares                   26,159     24,194      23,366

Additional shares deemed outstanding from
 the assumed exercise of stock options              1,585        968           0
--------------------------------------------------------------------------------
Denominator for diluted income (loss) per
 share:  adjusted weighted average
 shares and assumed conversions                    27,744     25,162      23,366
--------------------------------------------------------------------------------

The computation of diluted earnings per share does not include approximately 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures at the end of fiscal year 1998 and options to purchase approximately 1,014,000 shares, 380,000 shares and 2,688,000 shares of common stock at the end of fiscal years 1998, 1997 and 1996, respectively, because to do so would be antidilutive.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for depreciation and amortization, allowance for doubtful accounts, employee benefit plans, taxes, restructuring reserves and contingencies.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations
Merchant of Vino
In December 1997, the Company acquired Merchant of Vino, which operated four gourmet/natural food supermarkets and two specialty wine and gourmet food shops in the greater Detroit metropolitan area, for approximately 1 million shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of the acquired entity to the Company's consolidated financial statements, financial information for the periods prior to fiscal 1998 has not been restated. An adjustment to decrease retained earnings by approximately $1.8 million was recorded to include results of operations of the acquired entity prior to the combination in these consolidated financial statements. Revenue and results of operations of the acquired entity for the period from September 29, 1997 through the date of acquisition are not material to the combined results.

Allegro Coffee Company
In December 1997, the Company acquired Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, for approximately 175,000 shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of the acquired entity to the Company's consolidated financial statements, financial information for the periods prior to fiscal 1998 has not been restated. An adjustment to increase retained earnings by approximately $1.2 million was recorded to include results of operations of the acquired entity prior to the combination in these consolidated financial statements. Revenue and results of operations of the acquired entity for the period from September 29, 1997 through the date of acquisition are not material to the combined results.

Amrion, Inc.
In September 1997, the Company completed the merger with Amrion, Inc., a Boulder, Colorado-based company engaged in developing, producing and marketing nutriceuticals and nutritional supplements, in exchange for approximately
4,680,000 shares of Company common stock plus the assumption of approximately 330,000 outstanding options to purchase shares of common stock. The merger was accounted for using the pooling-of-interests method.

Granary Market
In August 1997, the Company completed the acquisition of Organic Merchants, Inc., doing business as Granary Market (Granary), which operated a natural foods market in Monterey, California, in exchange for approximately 33,000 shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Granary financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination was not restated. An adjustment to increase retained earnings by approximately $346,000 was recorded to include results of Granary operations for the periods prior to the combination in these consolidated financial statements. Revenue and results of operations of Granary for the period from September 30, 1996 through the date of acquisition were not material to the combined results.

Bread of Life
In April 1997, the Company completed the acquisition of Bread of Life, Inc. (Bread of Life), which operated two natural foods markets in South Florida, in exchange for approximately 200,000 shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Bread of Life financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination was not restated. An adjustment to decrease retained earnings by approximately $1,582,000 was recorded to include results of Bread of Life operations for the periods prior to the combination in these consolidated financial statements. Revenue and results of operations of Bread of Life for the period from September 30, 1996 through the date of acquisition were not material to the combined results.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(3) Business Combinations, continued
Fresh Fields Markets, Inc.
In August 1996, the Company completed the merger with Fresh Fields Markets, Inc. (Fresh Fields), which operated natural foods supermarkets in Washington D.C., Chicago, Philadelphia and New York, in exchange for approximately 4,750,000 shares of Company common stock plus the assumption of approximately 549,000 outstanding options to purchase shares of common stock. The merger was accounted for using the pooling-of-interests method.

Oak Street Market
In December 1995, the Company completed the acquisition of Natural Merchants Exchange, Inc., doing business as Oak Street Market (Oak Street), which operated a natural foods market in Evanston, Illinois, in exchange for approximately 195,000 shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Oak Street financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination was not restated. An adjustment to decrease retained deficit by $305,000 was recorded to include results of Oak Street operations for the periods prior to the combination in these consolidated financial statements. Revenue and results of operations of Oak Street for the period from September 25, 1995 through the date of acquisition were not material to the combined results.

(4) Merger and Reorganization Expenses
Merger and reorganization expenses for fiscal years 1998 and 1997 consist of transaction and other merger-related costs associated with the acquisitions of Merchant of Vino and Allegro Coffee Company in 1998 and of Amrion in 1997. Merger and reorganization expenses for fiscal year 1996 consist primarily of transaction and other merger-related costs associated with the acquisition of Fresh Fields and with the reorganization of the Southern California region. Merger and reorganization expenses are summarized as follows (in thousands):

                                                       1998      1997       1996
--------------------------------------------------------------------------------
Transaction and other merger-related costs       $    1,699     4,887      8,577
Store closing and relocation costs                        0         0     20,907
Duplicate systems disposal costs and
   other accounting adjustments                           0         0      6,730
--------------------------------------------------------------------------------
Total merger-related costs                            1,699     4,887     36,214
Southern California reorganization costs                  0         0      2,144
Other                                                     0         0        158
--------------------------------------------------------------------------------
Total merger and reorganization expenses         $    1,699     4,887     38,516
--------------------------------------------------------------------------------

Expenses including losses on the disposition of store assets and lease termination costs were recognized in fiscal 1996 pursuant to a plan initiated at the time of the Fresh Fields acquisition to close or relocate duplicate stores. At September 27, 1998, the terminations of certain operating leases remain under the plan. Liabilities totaling approximately $12.8 million for remaining rent, lease termination and other store closing costs were recorded in fiscal 1996 as part of merger-related costs. These liabilities were reduced by approximately $6.7 million and $3.0 million during fiscal 1998 and 1997, respectively, primarily as a result of cash payments for rent and lease termination costs. Accounting adjustments totaling approximately $2.7 million were made in fiscal 1996 on a retroactive basis to the net assets of Fresh Fields to conform its fixed asset and operating lease accounting policies to those of Whole Foods Market in connection with the 1996 merger.

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



Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(5) Quarterly Results (unaudited)
For fiscal years 1998 and 1997, the first quarter is 16 weeks and the remaining quarters are each 12 weeks. The following table sets forth selected quarterly unaudited financial information for the fiscal years ended September 27, 1998 and September 28, 1997 (in thousands except per share data):

                                                                        1st          2nd          3rd           4th
1998                                                                Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------

Sales                                                    $          407,788      324,811      330,999       326,170
Gross profit                                                        135,752      110,939      110,832       111,141
Pre-opening and relocation costs                                      1,065        1,462        1,024           428
Merger and reorganization expenses                                    1,699            0            0             0
Income from operations                                               21,084       18,857       18,921        18,551
Income before income taxes                                           19,092       17,657       17,621        17,686
Net income                                                           12,028       11,124       11,101        11,142
Basic income per share                                   $             0.46         0.43         0.42          0.42
Weighted average common shares outstanding                           25,913       26,094       26,279        26,435
Diluted income per share                                 $             0.44         0.40         0.40          0.40
Weighted average shares outstanding - diluted basis                  27,523       27,824       27,880        27,824
-------------------------------------------------------------------------------------------------------------------

                                                                        1st          2nd          3rd           4th
1997                                                                Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
Sales                                                    $          312,584      259,800      274,510       270,452
Gross profit                                                         99,447       85,284       92,021        91,043
Pre-opening and relocation costs                                      1,604        1,129            0         2,510
Merger and reorganization expenses                                        0            0            0         4,887
Income from operations                                               10,778       12,597       14,188         7,399
Income before income taxes                                            9,195       11,179       12,922         6,072
Net income                                                            5,988        7,218        8,283         5,155
Basic income per share                                   $             0.25         0.30         0.34          0.21
Weighted average common shares outstanding                           24,085       24,155       24,188        24,386
Diluted income per share                                 $             0.24         0.29         0.33          0.20
Weighted average shares outstanding - diluted basis                  24,971       24,841       25,294        25,741
-------------------------------------------------------------------------------------------------------------------

(6) Property and Equipment
Balances of major classes of property and equipment are as follows (in thousands):

                                                                                         1998                  1997
-------------------------------------------------------------------------------------------------------------------
Land                                                                           $       11,051                 3,906
Buildings and leasehold improvements                                                  190,341               158,729
Fixtures and equipment                                                                207,254               152,014
Vehicles                                                                                  280                   359
Construction in progress and equipment not yet in service                              20,196                12,475
-------------------------------------------------------------------------------------------------------------------
                                                                                      429,122               327,483
Less accumulated depreciation and amortization                                        137,644                99,268
-------------------------------------------------------------------------------------------------------------------
                                                                               $      291,478               228,215
-------------------------------------------------------------------------------------------------------------------

Depreciation and amortization expense related to property and equipment was approximately $37,344,000, $30,725,000 and $24,375,000 for fiscal years 1998,
1997 and 1996, respectively. Leasehold improvements and construction in progress include approximately $735,000, $769,000 and $1,183,000 of interest capitalized during 1998, 1997 and 1996, respectively.




Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(7) Long-Term Debt
The Company has long-term debt and  obligations  under capital leases as follows
(in thousands):

                                                                                         1998                  1997
-------------------------------------------------------------------------------------------------------------------
Obligations under capital lease agreements for equipment,
   due in monthly installments through 2001                                    $          590                 1,196
Notes payable to banks                                                                      0                52,436
Senior unsecured notes                                                                 40,000                40,000
Convertible debentures                                                                118,361                     0
Other notes payable                                                                        65                   212
-------------------------------------------------------------------------------------------------------------------
                                                                                      159,016                93,844
Less current installments                                                                 343                 1,171
-------------------------------------------------------------------------------------------------------------------
                                                                               $      158,673                92,673
-------------------------------------------------------------------------------------------------------------------


During the second quarter of fiscal 1998, the Company issued a private offering under Rule 144A of the Securities Act of 1933, as amended, of zero coupon convertible subordinated debentures with no sinking fund requirement and a scheduled maturity date of March 2, 2018. The debentures were subsequently registered. The offering resulted in gross proceeds to the Company of approximately $115 million. The issue price of the debentures results in an effective yield to maturity of 5 percent. The principal amount of the debentures at maturity is approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 5.320 shares per $1,000 principal amount at maturity, initially representing a conversion price of approximately $70 per share of common stock, or approximately 1,643,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, the Company, at its option, may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption.
Subsequent to March 2, 2003, the Company, at its option, may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. All amounts outstanding under the Company's line of credit were repaid during the second fiscal quarter with proceeds from the issuance of the convertible subordinated debentures. The credit agreement was subsequently amended to reduce the available line of credit from $100 million to $10 million.

The Company maintains a bank credit agreement which provides for a revolving line of credit of up to $10 million. Any amount outstanding under this agreement is convertible into a four-year term loan upon the expiration of the revolving credit term on June 30, 1999. Principal payments are to be made in quarterly installments beginning September 30, 1999. This credit agreement contains certain restrictive covenants, including the unavailability of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. Commitment fees ranging from 0.1875% to 0.25% of the undrawn amount are payable under this agreement. At September 27, 1998, there were no amounts drawn and at September 28, 1997, approximately $52.1 million was drawn under this agreement prior to the aforementioned amendment in fiscal 1998. The average interest rate on amounts outstanding under this agreement at September 28, 1997 was approximately 6.62%. The amounts available to the Company under this line of credit were effectively reduced by outstanding letters of credit totaling $5.8 million and $6.8 million at September 27, 1998 and September 28,1997, respectively.

In May 1996, the Company issued $40,000,000 of senior unsecured notes payable to refinance existing indebtedness. The notes bear interest at 7.29% and are payable in seven equal annual installments beginning May 16, 2000. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios as defined in the agreement. At September 27, 1998 and September 28, 1997, the Company was in compliance with the debt covenants.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8) Leases
The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal at various dates from 1999 to 2024. Rental expense charged to operations under operating leases for fiscal years 1998, 1997 and 1996 totaled approximately $35,180,000, $29,153,000 and
$24,683,000, respectively. Minimum rental commitments required by all noncancelable leases are approximately as follows (in thousands):

                                                           Capital     Operating
--------------------------------------------------------------------------------
1999                                                $          322        42,504
2000                                                           336        42,786
2001                                                            23        42,888
2002                                                             0        42,555
2003                                                             0        41,276
Future years                                                     0       416,608
--------------------------------------------------------------------------------
                                                               681
Less amounts representing interest                              91
------------------------------------------------------------------
                                                               590
Less current installments                                      258
------------------------------------------------------------------
                                                    $          332
--------------------------------------------------------------------------------

Minimum rentals for operating leases do not include certain amounts of contingent rentals which may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During fiscal 1998, 1997 and 1996, the Company paid contingent rentals of approximately $1,456,000, $1,200,000 and $981,000 respectively. Certain officers of the Company own approximately 13.4% of a business which leases facilities from the Company under a lease that commenced in fiscal 1995. The Company's rental income from this lease totaled approximately $456,000 in fiscal year 1998 and $582,000 in fiscal years 1997 and 1996.

(9) Income Taxes
Components of total income tax expense (credit) are as follows (in thousands):

                                                   1998       1997         1996
-------------------------------------------------------------------------------
Current federal income tax               $       22,165     11,556        4,548
Current state income tax                          5,700      2,558        1,166
-------------------------------------------------------------------------------
Total current tax                                27,865     14,114        5,714
Deferred federal income tax                      (1,463)       271       (6,842)
Deferred state income tax                           259     (1,661)        (276)
-------------------------------------------------------------------------------
Total deferred tax                               (1,204)    (1,390)      (7,118)
-------------------------------------------------------------------------------
Total income tax expense (credit)        $       26,661     12,724       (1,404)
-------------------------------------------------------------------------------
                                                                     (continued)




Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes, continued
Actual income tax expense (credit) differed from the amount computed by applying statutory corporate income tax rates to income (loss) before taxes as follows
(in thousands):

                                                                   1998                  1997                  1996
-------------------------------------------------------------------------------------------------------------------

Federal tax based on statutory rates                     $       25,220                13,779                (4,907)
Increase (reduction) in income taxes resulting from:
   Tax exempt interest                                                0                  (102)                  (99)
   Net loss of pooled entity                                          0                     0                   768
   Non-deductible merger transaction costs                        2,677                   646                 1,682
   Non-deductible amortization of cost in excess
      of net assets acquired                                        356                   354                   348
   Other, net                                                     2,294                 1,131                 2,013
   Reduction in valuation allowance                              (7,760)               (3,086)               (1,676)
   Deductible state income taxes                                 (2,085)                 (895)                 (319)
--------------------------------------------------------------------------------------------------------------------
Total federal taxes                                              20,702                11,827                (2,190)
State income taxes                                                5,959                   897                   786
-------------------------------------------------------------------------------------------------------------------
Total income tax expense (credit)                        $       26,661                12,724                (1,404)
--------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

Current deferred tax assets (liabilities)                                                1998                  1997
-------------------------------------------------------------------------------------------------------------------
Compensated absences, principally due to financial reporting accrual         $          4,500                 3,303
Lease termination and other merger accruals                                               197                 8,781
Inventories, principally due to additional costs inventoried
   for tax purposes pursuant to the Tax Reform Act of 1986                              2,843                   808
Alternative minimum tax credit                                                            245                   106
Acquired net operating loss carryforwards                                               3,235                 3,283
Other                                                                                    (319)                  (34)
--------------------------------------------------------------------------------------------------------------------
Total current deferred tax assets (liabilities)                                        10,701                16,247
Valuation allowance against current assets                                                  0                (3,283)
--------------------------------------------------------------------------------------------------------------------
Net current deferred tax assets (liabilities)                                $         10,701                12,964
-------------------------------------------------------------------------------------------------------------------

Long-term deferred tax assets (liabilities)                                              1998                  1997
-------------------------------------------------------------------------------------------------------------------
Lease termination and other merger accruals                                  $          1,462                     0
Rent differential, principally due to financial
  reporting of pro rata expense                                                         3,405                 2,190
Financial basis of fixed assets in excess of tax basis                                 (7,052)               (7,263)
Capitalized costs expensed for tax purposes                                            (1,092)                 (765)
Acquired net operating loss carryforwards, long-term                                        0                 3,640
Other                                                                                     168                    99
-------------------------------------------------------------------------------------------------------------------
Total long term deferred tax assets (liabilities)                                      (3,109)               (2,099)
Valuation allowance against long-term assets                                                0                (4,477)
--------------------------------------------------------------------------------------------------------------------
Net long term deferred tax asset (liability)                                           (3,109)               (6,576)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                       $          7,592                 6,388
-------------------------------------------------------------------------------------------------------------------
                                                                                                        (continued)






Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes, continued
The valuation  allowance decreased by approximately  $7,760,000,  $3,086,000 and
$1,676,000 in fiscal 1998, 1997 and 1996, respectively. Management believes that it is more  likely  than not that the  Company  will  fully  realize  the  total
deferred  tax  assets  based  on  the  nature  of  these  deductible   temporary
differences and a history of profitable operations.

As of September 27, 1998, the Company had net operating loss carryforwards totaling approximately $8,628,000 that will begin to expire in 2003 and are subject to certain limitations on use.

 (10) Employee Benefit Plans
Employee Stock Option Plans
The Company grants options to purchase  common stock under its 1992 Stock Option
Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 1998, 1997 and 1996 expire seven years from date of grant. The Company has, in connection with certain of its business combinations, assumed the stock option plans of the acquired companies. All options outstanding under the Company's previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 27, 1998, September 28, 1997 and September 29, 1996, approximately 1,378,000, 1,570,000 and 1,169,000 shares of common stock were available for option grants.

The following table summarizes option activity (in thousands, except per share amounts):

                                                                                                           Weighted
                                                                                       Number               average
                                                                                   of options              exercise
                                                                                  outstanding                 price
-------------------------------------------------------------------------------------------------------------------
Balance at September 24, 1995                                                           1,893                $12.78
Options granted                                                                           679                 20.71
Options assumed                                                                           549                 24.58
Options exercised                                                                        (334)                11.51
Options canceled                                                                          (99)                16.97
-------------------------------------------------------------------------------------------------------------------
Balance at September 29, 1996                                                           2,688                 17.19
Options granted                                                                           665                 22.48
Options assumed                                                                           330                  9.28
Options exercised                                                                        (413)                16.13
Options canceled                                                                         (165)                22.26
-------------------------------------------------------------------------------------------------------------------
Balance at September 28, 1997                                                           3,105                 17.36
Options granted                                                                         1,580                 68.39
Options exercised                                                                        (839)                16.70
Options canceled                                                                         (126)                41.06
-------------------------------------------------------------------------------------------------------------------
Balance at September 27, 1998                                                           3,720                $38.38
-------------------------------------------------------------------------------------------------------------------
                                                                                                        (continued)









Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans, continued
A summary of options  outstanding  and exercisable at September 27, 1998 follows
(in thousands, except per share amounts):

                                                     Options Outstanding                   Options Exercisable
                                                 --------------------------------     ---------------------------------
       Range of                                  Weighted average        Weighted                          Weighted
    exercise prices                 Number           remaining           average          Number            average
   From       To                outstanding      life (in years)       exercise price   exercisable      exercise price
   --------------------------------------------------------------------------------------------------------------------
   $0.90   $11.07                    367                   3.99           $5.92               256            $5.40
   12.50    15.52                    419                   5.43           13.89               258            14.08
   16.09    19.38                    449                   4.57           17.45               193            17.61
   19.50    22.00                    738                   5.34           21.49               279            21.05
   22.51    35.13                    232                   5.27           29.63                99            29.33
   45.00    69.75                  1,515                   6.48           68.79                 6            69.75
-----------------------------------------------------------------------------------------------------------------------
      Total                        3,720                   5.58          $38.38             1,091           $16.10
-----------------------------------------------------------------------------------------------------------------------


At September 28, 1997 and September 29, 1996, approximately 1,282,000 and 1,235,000 outstanding options, respectively, were exercisable. The weighted average exercise price for outstanding exercisable options was $15.36 and $15.51 at September 28, 1997 and September 29, 1996, respectively.

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

                                          1998             1997            1996
-------------------------------------------------------------------------------
Expected dividend yield                    0.00%          0.00%            0.00%
Risk-free interest rate                    5.63%          6.79%            6.27%
Expected volatility                       53.72%         54.28%           54.83%
Expected life, in years                    3.37           3.28             3.28

The weighted average estimated fair values at grant date of employee stock options granted during fiscal years 1998, 1997 and 1996 were $30.03, $10.46 and $9.41, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

Had the Company recognized compensation cost based on the fair value of stock options granted at grant date as determined using the Black-Scholes option valuation model described above consistent with SFAS No. 123, net income (loss) and diluted income (loss) per common share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):
                                                                     (continued)




Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans, continued

                                                                              1998           1997              1996
-------------------------------------------------------------------------------------------------------------------

Net income (loss):
   As reported                                                             $45,395         26,644           (12,715)
   Pro forma                                                               $36,437         23,660           (13,639)
--------------------------------------------------------------------------------------------------------------------

Diluted income (loss) per common share:
   As reported                                                              $1.64            1.06            (0.54)
   Pro forma                                                                $1.31            0.94            (0.58)
-------------------------------------------------------------------------------------------------------------------

The above pro forma  disclosures  reflect only  options  granted in fiscal years
1998, 1997 and 1996. Therefore, these disclosures are not likely to be representative of the effects on net income and net income per common share in future years because they do not take into consideration pro forma compensation expense related to grants awarded prior to fiscal year 1996.

Employee Stock Purchase Plan
The Company offers an employee stock purchase plan to all full-time employees with a minimum of 400 hours of service. Under this plan, participating employees may purchase common stock of the Company each fiscal quarter through payroll deductions. Participants in the plan may elect to purchase unrestricted shares of stock at 100 percent of its market value or restricted shares at 85 percent of its market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. Approximately 8,400, 8,700 and 9,100 shares were issued by the Company under this plan in fiscal 1998, 1997 and 1996, respectively.

Employee 401(k) Plan
The Company  offers an employee  401(k) plan to all employees  with a minimum of one year of service and 1,000 service hours in the plan year.  Company  matching contributions  under this plan,  determined  at the Company's  discretion,  were approximately  $821,000,  $436,000 and  $267,000 in fiscal 1998,  1997 and 1996, respectively.  Matching  contributions  in  fiscal  1998 and 1997  were  made in
Company   common  stock  totaling   approximately   13,000  and  15,000  shares,
respectively.

(11) Segment Information
The Company operates in two business segments, natural foods supermarkets and direct marketing. The direct marketing segment information below includes all activities of Amrion other than intercompany transactions, which have been eliminated. Summary segment information follows (in thousands):

                                                                            1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Sales:
   Natural foods supermarkets                                    $     1,308,070        1,049,283           892,098
   Direct marketing                                                       81,698           68,063            54,255
-------------------------------------------------------------------------------------------------------------------
   Total                                                         $     1,389,768        1,117,346           946,353
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
   Natural foods supermarkets                                    $        67,811           36,162           (15,984)
   Direct marketing                                                        9,602            8,800             5,886
-------------------------------------------------------------------------------------------------------------------
   Total                                                         $        77,413           44,962           (10,098)
-------------------------------------------------------------------------------------------------------------------
                                                                                                        (continued)




Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(11) Segment Information, continued
                                                                            1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Total assets:
   Natural foods supermarkets                                    $       500,073          363,538           310,604
   Direct marketing                                                       44,735           34,946            30,215
-------------------------------------------------------------------------------------------------------------------
   Total                                                         $       544,808          398,484           340,819
-------------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
   Natural foods supermarkets                                    $        39,360           32,461            25,525
   Direct marketing                                                        2,947            1,995             1,428
-------------------------------------------------------------------------------------------------------------------
   Total                                                         $        42,307           34,456            26,953
-------------------------------------------------------------------------------------------------------------------

Capital expenditures:
   Natural foods supermarkets                                    $        89,994           50,981            68,524
   Direct marketing                                                        5,724            4,647             1,576
-------------------------------------------------------------------------------------------------------------------
   Total                                                         $        95,718           55,628            70,100
-------------------------------------------------------------------------------------------------------------------


(12) Commitments and Contingencies
The Company provides partially self-insured, voluntary employee benefits plans which provide, among other benefits, health care benefits to participating employees. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. The Company's exposure related to claims associated with unreported cases or underestimated future costs associated with known cases for which the Company is partially self-insured at September 27, 1998 has been estimated based on management's review of claims outstanding at fiscal year end, claims reported subsequent to fiscal year end and management's knowledge of the typical length of time from date of occurrence to date of reported claim.

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

WHOLE FOODS MARKET, INC.

Date:  December 22, 1998               By:  /s/ Glenda Flanagan
                                            -------------------
                                       Glenda Flanagan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1998.

         Name                                             Title

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


/s/ David W. Dupree
-------------------
David W. Dupree                        Director


/s/ Dr. John B. Elstrott
------------------------
Dr. John B. Elstrott                   Director


/s/ Avram J. Goldberg
---------------------
Avram J. Goldberg                      Director


/s/ Fred Lager
--------------
Fred Lager                             Director


/s/ Linda A. Mason
------------------
Linda A. Mason                         Director


/s/ Jirka Rysavy
----------------
Jirka Rysavy                           Director


/s/ Dr. Ralph Z. Sorenson
-------------------------
Dr. Ralph Z. Sorenson                  Director

INDEX TO EXHIBITS

     2.1 Agreement and Plan of Merger, among the Registrant, WFM Colorado Acquisition, Inc., Allegro Coffee Company, Inc. and the shareholders of Allegro Coffee Company, Inc. (4)
     2.2      Agreement and Plan of Merger, among the Inc., the Merchant of Vino
              companies,   and  the   Registrant,   Whole  Foods  Market  Group,
              stockholders of the Merchant of Vino Companies. (4)
     3.1 Restated Articles of Incorporation of the Registrant, as amended (2)
     3.2      By-laws of the Registrant adopted May 23, 1995 (8)
     4.1      Form of Zero Coupon Convertible Subordinated Debentures
              Due 2018. (5)
     4.2 Indentures between the Company and Chase Bank of Texas, National Association, as Trustee. (5)
     4.3 Registration Rights Agreement by and among the Company and BT Alex Brown Incorporated and Morgan Stanley & Co. Incorporated. (5)
     10.1     1987 Stock Option and Incentive Plan for Employees (3)
     10.2     1987 Stock Option Plan for Outside Directors (3)
     10.3     1993 Team Member Stock Ownership Plan (1)
     10.5 Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)
     10.6     Form of amendment to Retention Agreement (1)
     10.7 Amended and Restated Loan Agreement, dated December 27, 1994,by and among the Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (8)
     10.8 First Amendment dated May 16, 1996 to Amended and Restated Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (9)
     10.9 Second Amendment dated December 24, 1996 to Amended and Restated Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (10)
     10.10 Third Amendment dated March 24, 1997 to Amended and Restated Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (10)
     10.11 Fourth Amendment dated September 2, 1997 to Amended and Restated Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (10)
     10.12 Fifth Amendment dated December 19, 1997 to Amended and Restated Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (12)
     10.13    1992 Stock Option Plan for Team Members, as amended (1)
     10.14    1992 Stock Option Plan for Outside Directors (1)
     10.15    1993 Team Member Stock Purchase Plan (1)
     10.16 Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (6)
     10.17    1994 Director Stock Option Plan with amendments thereto (6)
     10.18    Non-Qualified Stock Option Plan of Amrion, Inc. (7)
     10.19    1994 Non-Employee Director Stock Option Plan of Amrion, Inc. (7)
     21.1     Subsidiaries of the Registrant (12)
     23.1     Consent of KPMG Peat Marwick LLP (12)
     27.1     Financial Data Schedule (12)
     99.1 Proxy Statement for Annual Meeting of Shareholders to be held March 29, 1999. (11)

(1) Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2) Filed as an exhibit to Registration Statement on Form S-3 (No.33-69362) and incorporated herein by reference.
(3) Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
                                                                     (continued)

(4) Filed as an exhibit to Registration Statement on Form S-3 (No. 333-43555) and incorporated herein by reference.
(5) Filed as an exhibit to Registration Statement on Form S-3 (No. 333-51419) and incorporated herein by reference.
(6) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273) and incorporated herein by reference.
(7) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-35809) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Form 10-K for year ended September 24, 1995 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Form 10-K for year ended September 29, 1996 and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Form 10-K for year ended September 28, 1997 and incorporated herein by reference.
(11) To be filed with the Securities and Exchange Commission and incorporated herein by reference.
(12)    Filed herewith