Form 10-K/A
period 1998-09-27
WHOLE FOODS MARKET INC
filed 1999-02-10
CIK 865436

                                  Form 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended September 27, 1998; or
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     ________________.

Commission file number:  0-19797

                           WHOLE FOODS MARKET, INC.
            (Exact name of registrant as specified in its charter)

  Texas                                                       74-1989366
 (State of                                                 (IRS employment
incorporation)                                           identification no.)

       601 North Lamar Street
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

                 $307,807,000 Principal Amount At Maturity of
           Zero Coupon Convertible Subordinated Debentures Due 2018

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

The following document is incorporated by reference into the part of this annual report on Form 10-K as indicated: None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                WHOLE FOODS MARKET, INC.



Date: February 10, 1999         By: /s/ GLENDA FLANAGAN
                                   ----------------------------------------
                                   Glenda Flanagan, Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibits
--------

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

 10.2  1987 Stock Option Plan for Outside Directors (3)

 10.3  1993 Team Member Stock Ownership Plan (1)

 10.5 Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)

 10.6  Form of amendment to Retention Agreement (1)

 10.7 Amended and Restated Loan Agreement, dated December 27, 1994, by and among the Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (8)

 10.8 First Amendment dated May 16, 1996 to Amended and Restated Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (9)

 10.9  Second Amendment dated December 24, 1996 to Amended and Restated
       Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (10)

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

 10.12  Fifth Amendment dated December 19, 1997 to Amended and Restated
        Loan Agreement, dated December 27, 1994, by and among Registrant, the subsidiaries of the Registrant and Texas Commerce Bank National Association (11)

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

 10.16 Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (6)

 10.17  1994 Director Stock Option Plan with amendments thereto (6)

 10.18  Non-Qualified Stock Option Plan of Amrion, Inc. (7)

 10.19  1994 Non-Employee Director Stock Option Plan of Amrion, Inc. (7)

 12.1   Computation of Ratio of Earnings to Fixed Charges (12)

 21.1   Subsidiaries of the Registrant (11)

 23.1   Consent of KPMG Peat Marwick LLP (11)

 27.1   Financial Data Schedule (11)
--------------------
(1) Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2) Filed as an exhibit to Registration Statement on Form S-3 (No.33-69362) and incorporated herein by reference.
(3) Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(4) Filed as an exhibit to Registration Statement on Form S-3 (No. 333-43555) and incorporated herein by reference.
(5) Filed as an exhibit to Registration Statement on Form S-3 (No. 333-51419) and incorporated herein by reference.

(6) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273) and incorporated herein by reference.
(7) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-35809) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Form 10-K for year ended September 24, 1995 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Form 10-K for year ended September 29, 1996 and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Form 10-K for year ended September 28, 1997 and incorporated herein by reference.
(11) Previously filed.
(12) Filed herewith