Form 10-Q
period 1999-01-17
WHOLE FOODS MARKET INC
filed 1999-03-02
CIK 865436

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the period ended January 17, 1999; or

[ ] Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
    Exchange Act of 1934 for the transition period from  _________ to _________.


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

                                    Yes X   No

     The number of shares of the registrant's common stock, no par value, outstanding as of January 17, 1999 was 26,600,835 shares.

                          Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands) January 17, 1999 and September 27, 1998

                                                          1999     1998
                                                        -------------------
Assets
Current assets:
  Cash and cash equivalents                                28,418    36,674
  Marketable securities                                    14,674    27,019
  Merchandise inventories                                  91,331    85,628
  Accounts receivable and other                            38,034    34,772
                                                          -------   -------
   Total current assets                                   172,457   184,093
                                                          -------   -------

Net property and equipment                                319,957   291,478
Excess of cost over net assets acquired, net               35,439    35,802
Other assets                                               34,583    33,435
                                                          -------   -------

                                                          562,436   544,808
                                                          =======   =======

Liabilities And Shareholders' Equity
Current liabilities:
 Current installments of long-term debt                       290       343
 Trade accounts payable                                    30,408    32,505
 Accrued payroll, bonus and employee benefits              22,465    26,670
 Accrued expenses and other                                39,002    31,511
                                                          -------   -------
  Total current liabilities                                92,165    91,029
                                                          -------   -------

Long-term debt, less current installments                 160,432   158,673
Other long-term liabilities                                18,510    17,833
                                                          -------   -------
  Total liabilities                                       271,107   267,535
                                                          -------   -------

Shareholders' equity:
 Common stock, no par value, 100,000 shares authorized;
  26,601 and 26,500 shares issued and outstanding         220,476   219,189
 Accumulated other comprehensive income                        24       211
 Retained earnings                                         70,829    57,873
                                                          -------   -------
  Total shareholders' equity                              291,329   277,273
                                                          -------   -------

                                                          562,436   544,808
                                                          =======   =======



See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Income Statements (Unaudited) (In thousands, except per share data)

                                                         Sixteen weeks ended
                                                       January 17  January 18
                                                         1999         1998
                                                       -----------------------

Sales                                                  $ 456,239      407,788
Cost of goods sold and occupancy costs                   303,029      272,036
                                                       ----------------------

Gross profit                                             153,210      135,752

Selling, general and administrative expenses             130,305      111,904
Pre-opening and relocation costs                            --          1,065
Merger expenses                                             --          1,699
                                                       ----------------------

Income from operations                                    22,905       21,084
Interest expense                                          (2,680)      (1,998)
Investment and other income                                1,013            6
                                                       ----------------------

Income before income taxes                                21,238       19,092
Income taxes                                               8,283        7,064
                                                       ----------------------

Net income                                             $  12,955       12,028
                                                       ======================

Basic earnings per share                               $    0.49         0.46
                                                       ======================

Diluted earnings per share                             $    0.47         0.44
                                                       ======================



See accompanying notes to condensed consolidated financial statements.



Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows (Unaudited) (In thousands)

                                                             Sixteen weeks ended
                                                           January 17   January 18
                                                              1999        1998
                                                           -----------------------


Net cash flow from operating activities                      $ 19,782      21,177

Cash flow from investing activities:
    Acquisition of property and equipment                     (41,355)    (24,648)
    Acquisition of leasehold rights                              --        (2,555)
    Proceeds from marketable securities available for sale     12,158        --
                                                             --------------------
      Net cash flow used by investing activities              (29,197)    (27,203)
                                                             --------------------

Cash flow from financing activities:
  Net proceeds from bank borrowings                              --         9,000
  Payments on long-term debt                                     (128)    (21,048)
  Proceeds from issuance of common stock                        1,287       9,194
  Cash acquired in pooling-of-interests                          --            54
                                                             --------------------
      Net cash flow from (used in) financing activities         1,159      (2,800)
                                                             --------------------

Net decrease in cash and cash equivalents                      (8,256)     (8,826)
Cash and cash equivalents at beginning of period               36,674      13,395
                                                             --------------------

Cash and cash equivalents at end of period                   $ 28,418       4,569
                                                             ====================

Supplemental  disclosure  of cash flow  information:
  Interest and income taxes paid:
      Interest                                               $    941       1,792
                                                             ====================
      Federal and state income taxes                         $  2,414       6,345
                                                             ====================



See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
January 17, 1999

(1) Basis of Presentation

The accompanying unaudited condensed financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's  Annual  Report on Form 10K for the fiscal  year ended  September  27,
1998.

The Company's fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

(2) Earnings Per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of common shares deemed outstanding from the assumed exercise of stock options. A reconciliation of the denominators of the basic and diluted earnings per share calculations follows (in thousands):

                                                           Sixteen weeks ended
                                                         January 17   January 18
                                                          1999         1998
                                                         -----------------------
Denominator for basic earnings per
     share:  weighted average shares                       26,552       25,913
Additional shares deemed outstanding from the
     assumed exercise of stock options                      1,142        1,610
                                                         -----------------------

Denominator for diluted earnings per
     share:  adjusted weighted average
     shares and assumed conversions                        27,694       27,523
                                                         =======================

The computation of diluted earnings per share does not include 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures as of January 17, 1999 and options to purchase approximately 1,532,000 shares and 22,000 shares of common stock for the first quarter of 1999 and 1998, respectively, because to do so would be antidilutive.

(3) Segments

Effective the beginning of the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in interim and annual financial statements. The Company identifies its segments based on management responsibility and the nature of products and services. The natural foods supermarkets segment includes the Company's stores and supporting operations. The direct marketing segment consists of Amrion. The " Other" category consists of Allegro Coffee Company and start-up costs associated with the Company's internet commerce subsidiary, wholefoods.com.


                                                                     (continued)

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited) (continued)

(3) Segments, continued

Sales by segment were as follows (in thousands):

                                                           Sixteen weeks ended
                                                         January 17   January 18
                                                         1999           1998
                                                       -------------------------
Natural foods supermarkets                             $  429,858      381,918
Direct marketing                                           24,987       22,786
Other                                                       4,363        4,699
                                                       -------------------------
                                                          459,208      409,403
Intersegment sales                                         (2,969)      (1,615)
                                                       -------------------------

Total sales                                            $  456,239      407,788
                                                       =========================

Income from operations and reconciliation to income before income taxes are as follows (in thousands):

                                                           Sixteen weeks ended
                                                         January 17   January 18
                                                          1999         1998
                                                       -------------------------
Natural foods supermarkets                             $   21,066       18,156
Direct marketing                                            2,195        2,662
Other                                                        (356)         266
                                                       -------------------------
Income from operations                                     22,905       21,084
Interest expense                                           (2,680)      (1,998)
Investment and other income                                 1,013            6
                                                       -------------------------

Income before income taxes                             $   21,238       19,092
                                                       =========================

(4) Comprehensive Income

Effective the beginning of the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in financial statements. Accumulated other comprehensive income reported on the Company's consolidated balance sheets consists of unrealized gains and losses, net of tax, on available-for-sale securities. Comprehensive income, net of related tax effects, is as follows (in thousands):

                                                           Sixteen weeks ended
                                                         January 17   January 18
                                                            1999         1998
                                                       -------------------------
Net income                                             $   12,955       12,028
Unrealized gain (loss), net                                  (187)         125
                                                       -------------------------

Comprehensive income                                   $   12,768       12,153
                                                       =========================

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited) (continued)

(5) Recent Pronouncements

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

The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP 98-5 in fiscal year 2000, with the initial application recognized as the cumulative effect of a change in accounting principle. The Company currently capitalizes pre-opening costs and expenses such amounts in the quarter of the location opening. The Company does not expect the adoption of SOP 98-5 to have a material effect on the Company's consolidated financial statements; however, the ultimate effect of adoption will depend upon the level of capitalized pre-opening costs at such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Sixteen weeks ended January 17, 1999 compared to the same period of the prior year.

General
The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. The following table sets forth the Company's results of operations data expressed as a percentage of sales:

                                                         Sixteen weeks ended
                                                    January 17        January 18
                                                       1999              1998
                                                    ----------------------------
Sales                                                 100.0%            100.0%
Cost of goods sold and occupancy costs                 66.4              66.7
                                                    ----------------------------
Gross profit                                           33.6              33.3
Selling, general and administrative expenses           28.6              27.4
Pre-opening and relocation costs                        0.0               0.3
Merger and reorganization expenses                      0.0               0.4
                                                    ----------------------------
Income from operations                                  5.0               5.2
Interest expense                                       (0.6)             (0.5)
Investment and other income                             0.2               0.0
                                                    ----------------------------
Income before income taxes                              4.7               4.7
Income taxes                                            1.8               1.7
                                                    ----------------------------
Net income                                              2.8%              3.0%
                                                    ============================
Figures may not add due to rounding.

Sales
Sales increased 12% for the first fiscal quarter compared to the same period of the prior fiscal year due to new stores opened and acquired since last year, comparable store sales increases of approximately 6.2% for the quarter, and an increase in net sales at Amrion. Comparable store sales increases generally result from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. Sales increases at Amrion resulted from on-going customer acquisition programs and expanded retail and mass market distribution programs.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's consolidated gross profit as a percentage of sales was 33.6% for the sixteen weeks ended January 17, 1999 compared to 33.3% for the same period of the prior year. This increase reflects increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, and continued improvement by new stores with respect to product procurement, merchandising and controlling spoilage. Gross profit was also positively affected by reductions in product cost as a percentage of sales at Amrion.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of sales for the sixteen weeks ended January 17, 1999 was 28.6% compared to 27.4% for the same period of the prior year. This increase reflects an increase in store labor costs, an increase in the number of administrative and support personnel at the regional and national levels to support current and planned growth and the implementation of new management information systems, costs incurred to address the Company's Year 2000 issues, and start-up costs associated with wholefoods.com. Additionally, selling, general and administrative expenses as a percentage of sales increased as a result of increased market development costs and increased administrative staff at Amrion.

Pre-Opening and Relocation Costs
Pre-opening costs include hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store and facility openings and are expensed in the quarter of the opening. Relocation costs consist of losses on dispositions of fixed assets and inventories, remaining lease payments and other costs of holding replaced facilities and other related expenses. For the sixteen weeks ended January 17, 1999 there were no pre-opening and relocation costs. In the prior year, costs associated with the opening of one new store and the relocation of two stores totaled $1.1 million. Nine new store openings are scheduled for the remainder of the current fiscal year.

Interest Expense
Interest expense consists of costs related to the convertible subordinated debentures and senior notes payable, net of capitalized interest associated with new store development. Net interest expense for the first quarter was approximately $2.7 million compared to approximately $2.0 million for the first quarter of the prior year.

Investment and Other Income
Investment and other income consists primarily of interest income earned on a short-term corporate bond portfolio and a prime money market portfolio. These funds seek to provide high income while maintaining a high degree of stability of principal. Investment and other income for the first quarter of fiscal 1999 was approximately $1.0 million as compared to approximately $6,000 for the same period of the prior year.

Liquidity and Capital Resources and Changes in Financial Condition

During the first fiscal quarter, the Company purchased a 381,000 square foot manufacturing, distribution, warehousing and administrative facility in Thornton, Colorado for approximately $15 million. The Company expects to spend an additional $15 million on improvements and equipment for the facility.
Subsequent to the end of the first quarter, the Company's Board of Directors authorized a plan to repurchase up to $25 million in outstanding shares of Company common stock.

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of new stores, expansions and improvements in existing stores and increases in overall working capital requirements. The Company estimates that cash requirements to open a new store will range from $5 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately
$500,000, a substantial portion of which is financed by the vendors of Whole Foods Market. Nine new store openings are scheduled for the remainder of the current fiscal year. The Company has thirty-two stores currently under development that are expected to open during the next three fiscal years. The Company expects that cash on hand, cash generated from operations and cash available under its line of credit will be sufficient to finance planned expansion and other anticipated working capital and capital expenditure requirements during the remainder of the current fiscal year.

Year 2000 Issues

During fiscal 1998, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team's efforts are focused in three areas: (1) information systems (IS) software and hardware; (2) facilities and non-IS equipment with embedded systems; and (3) third-party relationships.

The Company has adopted a Year 2000 plan  consisting  of five phases as follows:
Phase I - inventory and ranking of the Company's systems and components, equipment, and suppliers that may be vulnerable to Year 2000 problems; Phase II
- assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components and determination of solutions or alternatives for non-compliant suppliers; Phase IV - testing and implementation of systems for which remediation or replacement is complete; and Phase V - development of contingency plans to mitigate the potential adverse effects on the Company's operations that have been determined to be most reasonably likely based upon the results of Phases I through IV. The Company has completed Phases I and II. Phases III and IV are currently in process and are planned to be completed by June 30, 1999. Phase V is planned to be completed by July 31, 1999.

Information Systems Software and Hardware. The Company has assessed its primary information systems and remediation and testing are in process for those systems that require remediation. The Company plans to complete all remediation, testing, and implementation of its individual information systems by June 30, 1999.

Facilities and Non-IS Equipment with Embedded Systems. The Company has completed an inventory and assessment of all equipment with non-IS embedded systems. Certain devices such as time clocks, scales, fax machines, and HVAC controls will be upgraded or replaced as part of the plan to address Year 2000 issues for embedded systems. The Company plans to complete remediation, testing and implementation for all non-IS embedded systems by June 30, 1999.

Third-party Relationships. The Company has identified significant third parties upon which it relies and has sent written requests for representation of their Year 2000 readiness. The Company is evaluating responses and other information obtained concerning the Year 2000 readiness of significant vendors and suppliers, and will conduct discussions and review their contingency plans as necessary.

Costs to Address the Company's Year 2000 Issues. The Company estimates that the expense associated with the Year 2000 Plan will be approximately $2 million, of which approximately $260,000 has been incurred to date. Additionally, the Company estimates that hardware and software purchases totaling approximately $2 million will be capitalized pursuant to the Year 2000 Plan, of which approximately $200,000 has been capitalized to date.

Risks and Contingency Plans. The aforementioned costs and completion dates are based on plans for work to be performed and management's best estimates, which have been derived from assumptions about future events including the availability of certain resources and other factors, and may be updated as additional information becomes available. The Company believes that the Year 2000 Plan will address its Year 2000 concerns and mitigate the risk of a material adverse impact on the Company's results of operations. However, if the Company is unsuccessful in completing remediation of non-compliant systems, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates, or if significant third parties upon whom the Company relies cannot resolve their Year 2000 issues, there could be a material adverse effect on the Company's business, financial condition, and results of operations. Therefore, the Company plans to develop contingency plans by July 31, 1999 to address risks that have been determined to be most reasonably likely based upon the results of Phases I through IV of the Year 2000 Plan.

Risk Factors

The Company wishes to caution readers that inherent risks and uncertainties including those listed in the Company's Annual Report on Form 10-K for the year ended September 27, 1998, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. Except for historical information, the matters discussed in such oral and written communications are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new or relocated stores, the impact of competition and other factors which are often beyond the control of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes.

The Company's exposure to interest rate risk currently consists of its investment portfolio, senior notes and subordinated convertible debentures. The Company's investment portfolio, in the amount of approximately $29 million as of January 17, 1999, had an average interest rate of approximately 5.45% during the first quarter of fiscal 1999. Because of the short-term maturities of the investment portfolio, the carrying value approximates fair market value. The senior notes bear interest at a fixed rate of 7.29%, with a current outstanding balance of $40.0 million. As of January 17, 1999, the estimated fair value of the Senior notes exceeded the carrying amount by approximately $2.3 million. The zero coupon subordinated convertible debentures have a fixed rate of interest of 5%, with a current outstanding balance of $120.2 million. As of January 17, 1999 the estimated fair value of the convertible debentures is approximately $105.6 million. Should interest rates increase or decrease, the estimated fair values of the senior notes and the zero coupon subordinated debentures would increase or decrease accordingly.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibit is filed with this report

        Exhibit 27  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended January 17, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Whole Foods Market, Inc.
                                        Registrant


Date:  February 26, 1999                By: /s/ Glenda Flanagan
                                            ----------------------
                                                Glenda Flanagan
                                                Vice President and
                                                Chief Financial Officer
                                                (Duly authorized officer and
                                                principal financial officer)