Form 10-Q
period 1999-04-11
WHOLE FOODS MARKET INC
filed 1999-05-25
CIK 865436

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 11, 1999; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.


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

                  Yes  X                     No

     The number of shares of the registrant's common stock, no par value, outstanding as of April 11, 1999 was 26,138,270 shares.



                          Part 1. Financial Information

Item 1.  Financial Statements

Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) (In thousands)
April 11, 1999 and September 27, 1998

                                                               1999         1998
                                                             ----------------------

Assets
Current assets:
    Cash and cash equivalents                                $  17,133       36,674
    Marketable securities                                        8,768       27,019
    Merchandise inventories                                     89,516       85,628
    Accounts receivable and other                               39,606       34,772
                                                             ----------------------
      Total current assets                                     155,023      184,093
                                                             ----------------------

Net property and equipment                                     335,483      291,478
Excess of cost over net assets acquired, net                    35,169       35,802
Other assets                                                    39,361       33,435
                                                             ----------------------

                                                             $ 565,036      544,808
                                                             ======================

Liabilities And Shareholders' Equity
Current liabilities:
    Current installments of long-term debt                   $     271          343
    Trade accounts payable                                      34,002       34,137
    Accrued payroll, bonus and employee benefits                25,139       26,670
    Accrued expenses and other                                  39,837       29,879
                                                             ----------------------
      Total current liabilities                                 99,249       91,029


Long-term debt, less current installments                      161,815      158,673
Other long-term liabilities                                     17,803       17,833
                                                             ----------------------
      Total liabilities                                        278,867      267,535
                                                             ----------------------

Shareholders' equity:
    Common stock, no par value, 100,000 shares authorized;
      26,746 and 26,500 shares issued; 26,138 and 26,500
      shares outstanding                                       222,648      219,189
    Common stock in treasury, at cost                          (18,939)           -
    Accumulated other comprehensive income (loss)                  (15)         211
    Retained earnings                                           82,475       57,873
                                                             ----------------------
      Total shareholders' equity                               286,169      277,273
                                                             ----------------------

                                                             $ 565,036      544,808
                                                             ======================



See accompanying notes to condensed consolidated financial statements.





Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Income Statements (Unaudited) (In thousands, except per share data)

                                                    Twelve weeks ended         Twenty-eight weeks ended
                                                April 11        April 12       April 11        April 12
                                                  1999            1998           1999            1998
                                              -----------------------------  -----------------------------


Sales                                           $  358,872         324,811     $  815,111         732,599
Cost of goods sold and occupancy costs             234,748         213,872        537,661         485,908
                                              -----------------------------  -----------------------------

Gross profit                                       124,124         110,939        277,450         246,691

Selling, general and administrative expenses       101,368          90,620        231,789         202,524
Pre-opening and relocation costs                     2,243           1,462          2,243           2,527
Merger expenses                                          -               -              -           1,699
                                              -----------------------------  -----------------------------

Income from operations                              20,513          18,857         43,418          39,941
Interest expense                                    (1,923)         (1,534)        (4,603)         (3,532)
Investment and other income                            504             334          1,517             340
                                              -----------------------------  -----------------------------

Income before income taxes                          19,094          17,657         40,332          36,749
Income taxes                                         7,447           6,533         15,730          13,597
                                              -----------------------------  -----------------------------

Net income                                      $   11,647          11,124     $   24,602          23,152
                                              =============================  =============================
Basic earnings per share                         $    0.44            0.43      $    0.93            0.89
                                              =============================  =============================
Diluted earnings per share                       $    0.43            0.40      $    0.90            0.84
                                              =============================  =============================



See accompanying notes to condensed consolidated financial statements.



Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows (Unaudited) (In thousands)

                                                                       Twenty-eight weeks ended
                                                                       April 11        April 12
                                                                         1999             1998
                                                                    ------------------------------
Net cash flow from operating activities                                 $ 48,702           36,681

Cash flow from investing activities:
    Acquisition of property and equipment                                (67,037)         (48,901)
    Acquisition of leasehold rights                                       (3,592)          (2,555)
    Proceeds from marketable securities available for sale                18,500                -
    Purchase of marketable securities available for sale                    (475)         (25,935)
                                                                    ------------------------------
      Net cash flow used in investing activities                         (52,604)         (77,391)
                                                                    ------------------------------

Cash flow from financing activities:
    Net proceeds from bank borrowings                                          -           11,000
    Net proceeds from the sale of convertible debentures                       -          111,749
    Payments on long-term debt                                              (157)         (73,019)
    Proceeds from issuance of common stock                                 3,457           13,365
    Purchase of treasury stock                                           (18,939)               -
    Cash acquired in pooling-of-interests                                      -               54
                                                                    ------------------------------
      Net cash flow from (used in) financing activities                  (15,639)          63,149
                                                                    ------------------------------

Net increase (decrease) in cash and cash equivalents                     (19,541)          22,439
Cash and cash equivalents at beginning of period                          36,674           13,395
                                                                    ==============================

Cash and cash equivalents at end of period                            $   17,133           35,834
                                                                    ==============================

Supplemental disclosure of cash flow information:
    Interest and income taxes paid:
      Interest                                                        $    1,244            3,457
                                                                    ==============================
      Federal and state income taxes                                  $    6,066           14,556
                                                                    ==============================

See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
April 11, 1999

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's  Annual  Report on Form 10K for the fiscal  year ended  September  27,
1998.

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


                                          Twelve weeks ended                     Twenty-eight weeks ended
                                       April 11         April 12                 April 11        April 12
                                        1999             1998                     1999             1998
                                      --------------------------              ----------------------------

Denominator for basic earnings per
 share:  weighted average shares         26,339          26,094                   26,461           25,990

Additional shares deemed
 outstanding from the assumed
 exercise of stock options                  817           1,730                    1,003            1,662
                                      --------------------------              ----------------------------

Denominator for diluted earnings
 per share:  adjusted weighted average
 shares and assumed conversions          27,156          27,824                   27,464           27,652
                                      ==========================              ============================

The computation of diluted earnings per share for the twelve and twenty-eight week periods ended April 11, 1999 and April 12, 1998 does not include 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures because to do so would be antidilutive. The computation of diluted earnings per share for the twelve and twenty-eight week periods ended April 11, 1999 does not include options to purchase 1,577,000 and 1,551,000 shares of common stock because to do so would be antidilutive. The computation of diluted earnings per share for the twelve and twenty-eight week periods ended April 12, 1998 does not include options to purchase 192,000 and 95,000 shares of common stock because to do so would be antidilutive.

(3)  Business Combinations

Subsequent to the end of the second quarter, the Company acquired the outstanding stock of Nature's Heartland, Inc., which operated four natural foods supermarkets in the greater Boston metropolitan area, in exchange for approximately $25 million in cash. This transaction will be accounted for using the purchase method and, accordingly, the purchase price will be allocated to net assets acquired based on their estimated fair values. Total costs in excess of net assets acquired will be amortized on a straight-line basis over 40 years. Pro forma results of operations are not presented due to the immaterial effect of the acquired company's results on consolidated results of operations.

(4) Segments

Effective the beginning of the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in interim and annual financial statements. The Company identifies its segments based on management responsibility and the nature of products and services. The natural foods supermarkets segment includes the Company's stores and supporting operations. The direct marketing segment consists of Amrion. The "Other" category consists of Allegro Coffee Company and operations, including start-up costs, of the Company's internet commerce subsidiary, WholeFoods.com.



Sales by segment were as follows (in thousands):

                                          Twelve weeks ended                      Twenty-eight weeks ended
                                      April 11          April 12                 April 11          April 12
                                        1999              1998                     1999              1998
                                     ----------------------------             ------------------------------

Natural foods supermarkets           $  339,770         302,036               $  769,928           683,954
Direct marketing                         18,300          20,528                   43,287            43,314
Other                                     3,123           3,337                    8,036             3,337
                                     ----------------------------             ------------------------------
                                        361,193         325,901                  820,401           735,304
Intersegment sales                       (2,321)         (1,090)                  (5,290)           (2,705)
                                     ----------------------------             ------------------------------

Total sales                          $  358,872         324,811               $  815,111           732,599
                                     ============================             ==============================



Income from operations and reconciliation to income before income taxes are as follows (in thousands):

                                          Twelve weeks ended                      Twenty-eight weeks ended
                                      April 11          April 12                 April 11          April 12
                                        1999              1998                     1999              1998
                                     ----------------------------             ------------------------------
Natural foods supermarkets            $  19,297          15,913               $   40,363            34,069
Direct marketing                          1,911           2,901                    4,106             5,563
Other                                      (695)             43                   (1,051)              309
                                     ----------------------------             ------------------------------
Income from operations                   20,513          18,857                   43,418            39,941
Interest expense                         (1,923)         (1,534)                  (4,603)           (3,532)
Investment and other income                 504             334                    1,517               340
                                     ----------------------------             ------------------------------

Income before income taxes            $  19,094          17,657               $   40,332            36,749
                                     ============================             ==============================

(5) Comprehensive Income

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



                                          Twelve weeks ended                    Twenty-eight weeks ended
                                      April 11          April 12               April 11          April 12
                                        1999              1998                   1999              1998
                                     ----------------------------           ------------------------------

Net income                           $   11,647          11,124             $   24,602            23,152
Unrealized gain (loss), net                 (24)             (4)                  (138)               74
                                     ----------------------------           ------------------------------

Comprehensive income                 $   11,623          11,120             $   24,464            23,226
                                     ============================           ==============================


(6) Recent Pronouncements

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

The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP 98-5 in fiscal year 2000, with the initial application recognized as the cumulative effect of a change in accounting principle. The Company currently capitalizes pre-opening costs and expenses such amounts in the quarter of the location opening. Capitalized pre-opening costs at April 11, 1999 and April 12, 1998 totaled approximately $212,000 and $126,000, respectively. The Company does not expect the adoption of SOP 98-5 to have a material effect on the Company's consolidated financial statements; however, the ultimate effect of adoption will depend upon the level of capitalized pre-opening costs at such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Twelve and twenty-eight weeks ended April 11, 1999 compared to the same periods of the prior year.

General
The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. The following table sets forth the Company's results of operations data expressed as a percentage of sales:


                                          Twelve weeks ended                    Twenty-eight weeks ended
                                      April 11          April 12               April 11          April 12
                                        1999              1998                   1999              1998
                                     ----------------------------           ------------------------------

Sales                                  100.0%            100.0%                 100.0%            100.0%
Cost of goods sold
 and occupancy costs                    65.4              65.9                   66.0              66.3
                                     ----------------------------           ------------------------------
Gross profit                            34.6              34.2                   34.0              33.7
Selling, general and
 administrative expenses                28.3              27.9                   28.4              27.6
Pre-opening and relocation costs         0.6               0.5                    0.3               0.3
Merger and reorganization expenses       0.0               0.0                    0.0               0.2
                                     ----------------------------           ------------------------------
Income from operations                   5.7               5.8                    5.3               5.5
Interest expense                        (0.5)             (0.5)                  (0.6)             (0.5)
Investment and other income              0.1               0.1                    0.2               0.1
                                     ----------------------------           ------------------------------
Income before income taxes               5.3               5.4                    5.0               5.0
Income taxes                             2.1               2.0                    1.9               1.9
                                     ----------------------------           ------------------------------
Net income                               3.3%              3.4%                   3.0%              3.2%
                                     ============================           ==============================

Figures may not add due to rounding.

Sales
Sales increased 10% for the second fiscal quarter and 11% for the twenty-eight weeks compared to the same periods of the prior fiscal year due to new stores opened and acquired since last year and comparable store sales increases of approximately 8.2% and 7.0% respectively. These increases were partially offset by a net sales decrease at Amrion that resulted from a decline in international market sales and increased competition in the supplement category. Comparable store sales increases generally result from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's consolidated gross profit as a percentage of sales was 34.6% and 34.0% for the twelve and twenty-eight weeks ended April 11, 1999 compared to 34.2% and 33.7%, respectively, for the same periods of the prior year. These increases reflect increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, and continued improvement by new stores with respect to product procurement, merchandising and controlling spoilage. Gross profit was also positively affected by reductions in product cost as a percentage of sales at Amrion.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 11, 1999 were 28.3% and 28.4% compared to 27.9% and 27.6% respectively, for the same periods of the prior year. These increases reflect increased store labor costs, an increase in the number of administrative and support personnel at the regional and national levels to support current and planned growth and the implementation of new management information systems, costs incurred to address the Company's Year 2000 issues, and start-up costs associated with WholeFoods.com. Additionally, selling, general and administrative expenses as a percentage of sales at Amrion increased as a result of higher market development costs and a decline in international market sales.

Pre-Opening and Relocation Costs
Pre-opening costs include hiring and training personnel, supplies, and certain occupancy and miscellaneous costs related to new store and facility openings and are expensed in the quarter of the opening. Relocation costs consist of losses on dispositions of fixed assets and inventories, remaining lease payments, other costs of holding replaced facilities and other related expenses. Pre-opening and relocation costs for the twelve and twenty-eight weeks ended April 11, 1999 totaled $2.2 million for the opening of one new store and the relocation of one store in the second quarter. In the prior year, pre-opening and relocation costs for the twelve and twenty-eight weeks totaling $1.5 million and $2.5 million, respectively, were associated with the opening of one new store and the relocation of two stores during the first quarter and the opening of two new stores in the second quarter.

Interest Expense
Interest expense consists of costs related to the convertible subordinated debentures and senior notes payable, net of capitalized interest associated with new store development. Net interest expense for the twelve and twenty-eight weeks ended April 11, 1999 was approximately $1.9 million and $4.6 million compared to approximately $1.5 million and $3.5 million for the same periods of the prior year.

Investment and Other Income
Investment and other income consists primarily of interest income earned on a short-term corporate bond portfolio and a prime money market portfolio. Investment and other income for the second quarter of fiscal 1999 was approximately $504,000 as compared to approximately $334,000 for the same period of the prior year. Subsequent to the end of the second quarter, the Company liquidated its remaining investment portfolios to help finance the Nature's Heartland acquisition.

Liquidity and Capital Resources and Changes in Financial Condition

During the first fiscal quarter, the Company purchased a 381,000 square foot manufacturing, distribution, warehousing and administrative facility in Thornton, Colorado for approximately $15 million. The Company expects to spend an additional $15 million on improvements and equipment for the facility. During the second fiscal quarter, the Company's Board of Directors authorized a plan to repurchase up to $25 million in outstanding shares of Company common stock. The Company has repurchased 608,000 shares of Company common stock for approximately $18.9 million. Subsequent to the end of the second quarter, the Company acquired the outstanding stock of Nature's Heartland Inc., in exchange for approximately $25 million in cash.

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of new stores, expansions and improvements in existing stores and increases in overall working capital requirements. The Company estimates that cash requirements to open a new store will range from $5 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately
$750,000, a substantial portion of which is financed by the vendors of Whole Foods Market. Subsequent to the end of the second quarter the Company has opened two new stores. Five new store openings are scheduled for the remainder of the current fiscal year. The Company has thirty-two stores currently under development that are expected to open during the next three fiscal years. The Company intends to replace its current line of credit facility with a new revolving line of credit facility to increase the amount available for borrowing and delete or modify certain restrictive covenants. The Company expects that cash generated from operations and cash available under its line of credit agreement will be sufficient to finance planned expansion and other anticipated working capital and capital expenditure requirements.

Year 2000 Issues

During fiscal 1998, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team's efforts are focused in three areas: (1) information systems (IS) software and hardware; (2) facilities and non-IS equipment with embedded systems; and (3) third-party relationships.

The Company has adopted a Year 2000 plan  consisting  of five phases as follows:
Phase I - inventory and ranking of the Company's systems and components, equipment, and suppliers that may be vulnerable to Year 2000 problems; Phase II
- assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components and determination of solutions or alternatives for non-compliant suppliers; Phase IV testing and implementation of systems for which remediation or replacement is complete; and Phase V - development of contingency plans to mitigate the potential adverse effects on the Company's operations that have been determined to be most reasonably likely based upon the results of Phases I through IV. The Company has completed Phases I and II. Phases III and IV are currently in process and are planned to be completed for all critical systems by June 30, 1999. Phase V is planned to be completed by July 31, 1999.

Subsequent to the end of the second quarter, the Company acquired Nature's Heartland, Inc. The Company has completed an inventory and assessment of Nature's Heartland's systems and equipment, and will replace or remediate those that are non-compliant. The Company expects that Year 2000 efforts will be completed for Nature's Heartland in accordance with the Year 2000 plan dates indicated above.

Information Systems Software and Hardware. The Company has assessed its primary information systems and remediation, testing and implementation are in process or has been completed for those systems requiring remediation. Remediation, testing and implementation of the Company's primary accounting and distribution information systems has been completed. The Company plans to complete all remediation, testing, and implementation of its individual information systems by June 30, 1999.

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

Third-party Relationships. The Company has identified significant third parties upon which it relies and has communicated with these third parties through questionnaires and interviews or otherwise obtained information to determine, to the extent practical, their Year 2000 readiness. The Company understands that majority of these third parties are still addressing Year 2000 issues, and therefore will continue to monitor their progress and review their contingency plans as necessary.

Costs to Address the Company's Year 2000 Issues. The Company estimates that the expense associated with the Year 2000 Plan will be approximately $2 million, of which approximately $400,000 has been incurred to date. Additionally, the Company estimates that hardware and software purchases totaling approximately $2 million will be capitalized pursuant to the Year 2000 Plan, of which approximately $600,000 has been capitalized to date.

Risks and Contingency Plans. The aforementioned costs and completion dates are based on plans for work to be performed and management's best estimates, which have been derived from assumptions about future events including the availability of certain resources and other factors, and may be updated as additional information becomes available. The Company believes that the Year 2000 Plan will address its Year 2000 concerns and mitigate the risk of a material adverse impact on the Company's results of operations. Should the Company or significant third parties upon which it relies have a Year 2000 systems failure, the Company believes that the most significant impact would likely be the inability of one or more stores to electronically process customer sales, to conduct operations due to a power failure or to receive products from certain vendors. The Company plans to develop contingency plans by July 31, 1999 to address these or other risks that have been determined to be most reasonably likely based upon the results of Phases I through IV of the Year 2000 Plan.

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

The Company's exposure to interest rate risk currently consists of its investment portfolio, senior notes and subordinated convertible debentures. The Company's investment portfolio at April 11, 1999 totaled approximately $17.3 million and had an average interest rate of approximately 5.43% during the first two quarters of fiscal 1999. Because of the short-term maturities of the investment portfolio, the carrying value approximates fair market value. Subsequent to the end of the second quarter, the Company liquidated its remaining investment portfolio to help finance the Nature's Heartland acquisition. At April 11, 1999, the Company had $40 million in senior notes outstanding bearing interest at a fixed rate of 7.29%. At April 11, 1999, the estimated fair value of the senior notes exceeded the carrying amount by approximately $1.6 million. At April 11, 1999, the zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and a carrying amount of approximately $121.6 million. At April 11, 1999, the estimated fair value of the convertible debentures was approximately $104.6 million. Should interest rates increase or decrease, the estimated fair values of the senior notes and the zero coupon subordinated debentures would increase or decrease accordingly.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On March 29, 1999, the Company held its annual meeting of shareholders to elect the Class 1 directors to the Board of Directors of the Company. The Company's Board of Directors is separated into three classes, and the directors in each class are elected to serve three-year terms. Each of the Class 1 directors nominated by the Company was elected, with voting results as follows:
                                      For              Against        Abstaining
                                  ----------           -------        ----------
     Linda A. Mason               23,121,579            18,523          116,093
     Jirka Rysavy                 23,120,752            19,350          116,093

Dr. Cristina G. Banks resigned from the Board prior to March 29, 1999, thereby reducing the number of directors to eight.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibit is filed with this report

         Exhibit 27   Financial Data Schedule

 (b) The Company did not file any reports on Form 8-K during the fiscal quarter ended April 11, 1999.

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

                                                 Whole Foods Market, Inc.
                                                 ------------------------
                                                 Registrant


Date:  May 24, 1999                              By:  Glenda Flanagan
                                                      ---------------
                                                 Glenda Flanagan
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Duly authorized officer and
                                                 principal financial officer)