Form 10-Q
period 1999-07-04
WHOLE FOODS MARKET INC
filed 1999-08-18
CIK 865436

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 4, 1999; or

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

                  Yes  X                                 No

     The number of shares of the registrant's common stock, no par value, outstanding as of July 4, 1999 was 26,265,094 shares.


                          Part 1. Financial Information

Item 1.  Financial Statements

Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) (In thousands)
July 4, 1999 and September 27, 1998

                                                              1999         1998
                                                            ----------------------

Assets
Current assets:
   Cash and cash equivalents                                $  13,527       36,674
   Marketable securities                                         --         27,019
   Merchandise inventories                                     95,492       85,628
   Accounts receivable and other                               40,632       34,772
                                                            ----------------------
     Total current assets                                     149,651      184,093
                                                            ----------------------

Net property and equipment                                    375,002      291,478
Excess of cost over net assets acquired, net                   47,073       35,802
Other assets                                                   38,379       33,435
                                                            ----------------------

                                                            $ 610,105      544,808
                                                            ======================

Liabilities And Shareholders' Equity
Current liabilities:
   Current installments of long-term debt                   $     957          343
   Trade accounts payable                                      39,952       34,137
   Accrued payroll, bonus and employee benefits                28,361       26,670
   Accrued expenses and other                                  43,953       29,879
                                                            ----------------------
     Total current liabilities                                113,223       91,029
                                                            ----------------------

Long-term debt, less current installments                     179,291      158,673
Other long-term liabilities                                    17,494       17,833
                                                            ----------------------
     Total liabilities                                        310,008      267,535
                                                            ----------------------

Shareholders' equity:
   Common stock, no par value, 100,000 shares authorized;
     26,873 and 26,500 shares issued; 26,265 and 26,500
     shares outstanding                                       224,511      219,189
   Common stock in treasury, at cost                          (18,939)        --
   Accumulated other comprehensive income                        --            211
   Retained earnings                                           94,525       57,873
                                                            ----------------------
     Total shareholders' equity                               300,097      277,273
                                                            ----------------------

                                                            $ 610,105      544,808
                                                            ======================



See accompanying notes to condensed consolidated financial statements.


Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Income Statements (Unaudited) (In thousands, except per share data)

                                                   Twelve weeks ended          Forty weeks ended
                                                  July 4         July 5       July 4        July 5
                                                   1999           1998          1999         1998
                                               --------------------------    --------------------------

Sales                                          $   377,580        330,999    $ 1,192,691      1,063,598
Cost of goods sold and occupancy costs             247,134        220,167        784,795        706,075
                                               --------------------------    --------------------------

Gross profit                                       130,446        110,832        407,896        357,523

Selling, general and administrative expenses       108,124         90,887        339,913        293,411
Pre-opening and relocation costs                       809          1,024          3,052          3,551
Merger expenses                                       --             --             --            1,699
                                               --------------------------    --------------------------

Income from operations                              21,513         18,921         64,931         58,862
Interest expense                                    (2,014)        (2,079)        (6,617)        (5,611)
Investment and other income                            254            779          1,771          1,119
                                               --------------------------    --------------------------

Income before income taxes                          19,753         17,621         60,085         54,370
Income taxes                                         7,703          6,520         23,433         20,117
                                               --------------------------    --------------------------

Net income                                     $    12,050         11,101    $    36,652         34,253
                                               ==========================    ==========================

Basic earnings per share                       $      0.46           0.42    $      1.39           1.31
                                               ==========================    ==========================

Diluted earnings per share                     $      0.44           0.40    $      1.34           1.24
                                               ==========================    ==========================



See accompanying notes to condensed consolidated financial statements.



Whole Foods Market, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows (Unaudited) (In thousands)

                                                                        Forty weeks ended
                                                                       July 4      July 5
                                                                        1999        1998
                                                                      ----------------------

Net cash flow from operating activities                               $  77,358       55,628

Cash flow from investing activities:
   Acquisition of property and equipment                               (100,386)     (71,064)
   Acquisition of leasehold rights                                       (3,611)      (2,555)
   Proceeds from marketable securities available for sale                27,633         --
   Purchase of marketable securities available for sale                    (543)     (26,446)
   Payments for purchase of acquired entities, net of cash acquired     (24,500)      (2,154)
                                                                      ----------------------
     Net cash flow used in investing activities                        (101,407)    (102,219)
                                                                      ----------------------

Cash flow from financing activities:
   Net proceeds from bank borrowings                                     15,000       11,000
   Net proceeds from the sale of convertible debentures                    --        111,749
   Payments on long-term debt                                              (481)     (73,744)
   Proceeds from issuance of common stock                                 5,322       15,333
   Purchase of treasury stock                                           (18,939)        --
   Cash acquired in pooling-of-interests                                   --             54
                                                                      ----------------------
     Net cash flow from financing activities                                902       64,392
                                                                      ----------------------
Net increase (decrease) in cash and cash equivalents                    (23,147)      17,801
Cash and cash equivalents at beginning of period                         36,674       13,395
                                                                      ----------------------

Cash and cash equivalents at end of period                            $  13,527       31,196
                                                                      ----------------------

Supplemental disclosure of cash flow information:
  Interest  and income taxes paid:
     Interest                                                         $   2,768        5,242
                                                                      ======================
     Federal and state income taxes                                   $  12,483       16,179
                                                                      ======================


See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
July 4, 1999

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



                                          Twelve weeks ended                    Forty weeks ended
                                        July 4           July 5              July 4           July 5
                                        1999             1998                1999             1998
                                      --------------------------          --------------------------

Denominator for basic earnings per
 share:  weighted average shares         26,205           26,279             26,384           26,077

Additional shares deemed
 outstanding from the assumed
 exercise of stock options                1,223            1,601              1,052            1,643
                                      --------------------------          --------------------------

Denominator for diluted earnings
 per share:  adjusted weighted average
 shares and assumed exercises            27,428           27,880             27,436           27,720
                                      ==========================          ==========================


The computation of diluted earnings per share for the twelve and forty week periods ended July 4, 1999 and July 5, 1998 does not include 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures because to do so would be antidilutive. The computation of diluted earnings per share for the twelve and forty week periods ended July 4, 1999 does not include options to purchase 1,477,000 and 1,529,000 shares of common stock because to do so would be antidilutive. The computation of diluted earnings per share for the twelve and forty week periods ended July 5, 1998 does not include options to purchase 1,465,000 and 506,000 shares of common stock because to do so would be antidilutive.

(3) Business Combinations

During the third quarter of fiscal 1999, the Company acquired the outstanding stock of Nature's Heartland, Inc., which operated four natural foods supermarkets in the greater Boston metropolitan area, in exchange for approximately $25 million in cash. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill of approximately $11 million, which is being amortized on a straight-line basis over 40 years. Pro forma results of operations are not presented due to the immaterial effect of the acquired company's results on consolidated results of operations.

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

Sales by segment were as follows (in thousands):


                                          Twelve weeks ended                      Forty weeks ended
                                       July 4          July 5                   July 4            July 5
                                        1999            1998                     1999              1998
                                     ----------------------------            -------------------------------

Natural foods supermarkets           $  359,304         311,482              $ 1,128,932           995,436
Direct marketing                         17,479          18,458                   60,766            61,772
Other                                     2,915           2,943                   10,401            10,979
                                     ----------------------------            -------------------------------
                                        380,698         332,883                1,201,099         1,068,187
Intersegment sales                       (2,118)         (1,884)                  (7,408)           (4,589)
                                     ----------------------------            -------------------------------

Total sales                          $  377,580         330,999              $1, 192,691         1,063,598
                                     ============================            ===============================

Income from operations and  reconciliation  to income before income taxes are as follows (in thousands):


                                          Twelve weeks ended                          Forty weeks ended
                                       July 4            July 5                   July 4            July 5
                                        1999              1998                     1999              1998
                                     ----------------------------             ------------------------------
Natural foods supermarkets            $  21,330          17,633               $   61,693            51,702
Direct marketing                            952           1,221                    5,058             6,784
Other                                      (769)             67                   (1,820)              376
                                     ----------------------------             ------------------------------
Income from operations                   21,513          18,921                   64,931            58,862
Interest expense                         (2,014)         (2,079)                  (6,617)           (5,611)
Investment and other income                 254             779                    1,771             1,119
                                     ----------------------------             ------------------------------

Income before income taxes            $  19,753          17,621               $   60,085            54,370
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



                                          Twelve weeks ended                       Forty weeks ended
                                       July 4          July 5                   July 4            July 5
                                        1999            1998                     1999              1998
                                     ----------------------------             ------------------------------

Net income                           $   12,050          11,101               $   36,652            34,253
Unrealized gain (loss), net                   0              20                     (140)              138
                                     ----------------------------             ------------------------------

Comprehensive income                 $   12,050          11,121               $   36,512            34,391
                                     ============================             ==============================


(6) Recent Pronouncements

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. The Company will adopt SOP 98-1 in fiscal year 2000. The adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP 98-5 in fiscal year 2000, with the initial application recognized as the cumulative effect of a change in accounting principle. The Company currently capitalizes pre-opening costs and expenses such amounts in the quarter of the location opening. Capitalized pre-opening costs at July 4, 1999 and July 5, 1998 totaled approximately $652,000 and $3,000, respectively. The Company does not expect the adoption of SOP 98-5 to have a material effect on the Company's consolidated financial statements; however, the ultimate effect of adoption will depend upon the level of capitalized pre-opening costs at such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Twelve and forty weeks ended July 4, 1999 compared to the same periods of the prior year.

General
The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. The following table sets forth the Company's results of operations data expressed as a percentage of sales:


                                          Twelve weeks ended                          Forty weeks ended
                                       July 4            July 5                   July 4            July 5
                                        1999              1998                     1999              1998
                                     ----------------------------             ------------------------------

Sales                                  100.0%            100.0%                   100.0%            100.0%
Cost of goods sold
 and occupancy costs                    65.5              66.5                     65.8              66.4
                                     ----------------------------             ------------------------------
Gross profit                            34.6              33.5                     34.2              33.6
Selling, general and
 administrative expenses                28.6              27.5                     28.5              27.6
Pre-opening and relocation costs         0.2               0.3                      0.3               0.3
Merger and reorganization expenses       0.0               0.0                      0.0               0.2
                                     ----------------------------             ------------------------------
Income from operations                   5.7               5.7                      5.4               5.5
Interest expense                        (0.5)             (0.6)                    (0.6)             (0.5)
Investment and other income              0.1               0.2                      0.2               0.1
                                     ----------------------------             ------------------------------
Income before income taxes               5.2               5.3                      5.0               5.1
Income taxes                             2.0               2.0                      2.0               1.9
                                     ----------------------------             ------------------------------
Net income                               3.2%              3.4%                     3.0%              3.2%
                                     ============================             ==============================
Figures may not add due to rounding.


Sales
Sales increased 14% for the third fiscal quarter and 12% for the forty weeks compared to the same periods of the prior fiscal year due to new stores opened and acquired since last year and comparable store sales increases of approximately 8.5% and 7.5% respectively. These increases were partially offset by a net sales decrease at Amrion that resulted from a decline in international market sales and increased competition in the supplement category. Comparable store sales increases generally result from an increase in the number of customer transactions and in average transaction amounts, reflecting an increase in market share as the stores mature in a particular market.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's consolidated gross profit as a percentage of sales was 34.6% and 34.2% for the twelve and forty weeks ended July 4, 1999 compared to 33.5% and 33.6%, respectively, for the same periods of the prior year. These increases reflect increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, and continued improvement by new stores with respect to product procurement, merchandising and controlling spoilage. Gross profit was also positively affected by reductions in product cost as a percentage of sales at Amrion.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of sales for the twelve and forty weeks ended July 4, 1999 were 28.6% and 28.5% compared to 27.5% and 27.6% respectively, for the same periods of the prior year. These increases reflect an increase in the number of administrative and support personnel at the regional and national levels to support current and planned growth and the implementation of new management information systems, costs incurred to address the Company's Year 2000 issues, and start-up costs associated with WholeFoods.com. Additionally, selling, general and administrative expenses as a percentage of sales at Amrion increased as a result of higher market development costs and a decline in international market sales.

Pre-Opening and Relocation Costs
Pre-opening costs include hiring and training personnel, supplies, and certain occupancy and miscellaneous costs related to new store and facility openings and are expensed in the quarter of the opening. Relocation costs consist of losses on dispositions of fixed assets and inventories, remaining lease payments, other costs of holding replaced facilities and other related expenses. Pre-opening and relocation costs for the twelve and forty weeks ended July 4, 1999 totaled $800,000 and $3.1 million, respectively, for the opening of two new stores in the third quarter and the opening of one new store and the relocation of one store in the second quarter. In the prior year, pre-opening and relocation costs for the twelve and forty weeks totaling $1.0 million and $3.6 million, respectively, were associated with the opening of one new store and the relocation of two stores during the first quarter, the opening of two new stores in the second quarter and the opening of two new stores and the relocation of one store during the third quarter.

Interest Expense
Interest expense consists of costs related to the convertible subordinated debentures and senior notes payable, net of capitalized interest associated with new store development. Net interest expense for the twelve and forty weeks ended July 4, 1999 was approximately $2.0 million and $6.6 million compared to approximately $2.1 million and $5.6 million for the same periods of the prior year.

Investment and Other Income
Investment  and other income  consist  primarily of interest  income earned on a short-term corporate bond portfolio and a prime money market portfolio. Investment and other income for the third quarter of fiscal 1999 was approximately $254,000 as compared to approximately $779,000 for the same period of the prior year. During the third quarter, the Company liquidated its remaining investment portfolios to help finance the Nature's Heartland acquisition.

Liquidity and Capital Resources and Changes in Financial Condition

During the first fiscal quarter, the Company purchased a 381,000 square foot manufacturing, distribution, warehousing and administrative facility in Thornton, Colorado for approximately $15 million. The Company expects to spend an additional $15 million on improvements and equipment for the facility of which $3 million has been spent as of July 4, 1999. During the second fiscal quarter, the Company's Board of Directors authorized a plan to repurchase up to $25 million in outstanding shares of Company common stock, and the Company subsequently repurchased 608,000 shares of its common stock for approximately $18.9 million. During the third quarter, the Company acquired the outstanding stock of Nature's Heartland Inc., in exchange for approximately $25 million in cash.

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of new stores, expansions and improvements in existing stores and increases in overall working capital requirements. The Company estimates that cash requirements to open a new store will range from $5 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately
$750,000, a substantial portion of which is financed by the vendors of Whole Foods Market. Subsequent to the end of the third quarter the Company has opened one new store, and four store openings are scheduled for the remainder of the current fiscal year. The Company has thirty-one stores currently under development that are expected to open during the next three fiscal years, including 15 to 20 stores in fiscal 2000. During the third quarter the Company replaced and expanded its current credit facility with a new $100 million, three year, revolving line of credit funded by a consortium of financial institutions led by Chase Bank of Texas. All amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. At July 4, 1999 the Company had $15 million outstanding under the line. The Company expects that cash generated from operations and cash available under its line of credit agreement will be sufficient to finance planned expansion and other anticipated working capital and capital expenditure requirements.

Year 2000 Issues

During fiscal 1998, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The Company adopted a Year 2000 plan consisting of five phases: Phase I - inventory and ranking of the Company's systems and components, equipment, and suppliers that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components; Phase IV - testing and implementation of systems for which remediation or replacement is complete; and Phase V - development of contingency plans to mitigate the potential adverse effects on the Company's operations that have been determined to be most reasonably likely based upon the results of Phases I through IV. The Company has completed Phases I and II and estimates that Phases III and IV have been completed for approximately 96% of inventoried items to date. The replacement of non-compliant personal computers is the primary step remaining in Phases III and IV, and is expected to be complete by September 30, 1999. This completion status includes all information systems (IS) software and hardware and non-IS equipment with embedded systems. Phase V, contingency planning, is in process and will be ongoing for the remainder of 1999.

The Company has identified significant third parties upon which it relies and has communicated with these third parties through questionnaires and interviews or otherwise obtained information to determine, to the extent practical, their Year 2000 readiness. The Company understands that the majority of these third parties are or expect to be ready for the Year 2000, but many are still addressing Year 2000 issues. Therefore the Company will continue to monitor the progress of these third parties as necessary.

The Company estimates that the expense associated with the Year 2000 Plan will be approximately $1.5 million, of which approximately $625,000 has been incurred to date. Additionally, the Company estimates that hardware and software purchases totaling approximately $2.5 million will be capitalized pursuant to the Year 2000 Plan, of which approximately $800,000 has been capitalized to date.

The Company believes that the Year 2000 Plan will address its Year 2000 issues but can make no assurance that its efforts will be fully effective or that Year 2000 issues will not have a material adverse impact on the Company's results of operations. Should the Company or significant third parties upon which it relies have a Year 2000 systems failure, the Company believes that the most significant impact would likely be the inability of one or more stores to electronically process customer sales, to conduct operations due to the failure of utility companies to provide services or to receive products from certain vendors. The Company is developing contingency plans that include performing certain processes manually and securing products from alternative sources to address these and other potential risks. Due to the general uncertainty inherent in Year 2000 issues, the contingency planning process is ongoing and will continue to be updated as additional information becomes available.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its ongoing operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes.

The Company's exposure to interest rate risk currently consists of its senior notes, subordinated convertible debentures and revolving line of credit. At July 4, 1999, the Company had $40 million in senior notes outstanding which bear interest at a fixed rate of 7.29%. At July 4, 1999, the estimated fair value of the senior notes exceeded the carrying amount by approximately $400,000. At July 4, 1999, the zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and a carrying amount of approximately $123.0 million. At July 4, 1999, the estimated fair value of the convertible debentures was approximately $112.5 million. Should interest rates increase or decrease, the estimated fair values of the senior notes and the zero coupon subordinated debentures would decrease or increase accordingly. At July 4, 1999 the Company had $15 million outstanding on its revolving line of credit at an interest rate of 6.125%.




Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibit is filed with this report

         Exhibit 27   Financial Data Schedule

 (b) The Company did not file any reports on Form 8-K during the fiscal quarter ended July 4, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Whole Foods Market, Inc.
                                                    ------------------------
                                                    Registrant


Date:  August 16, 1999                              By:  Glenda Flanagan
       ---------------                                   ---------------
                                                    Glenda Flanagan
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Duly authorized officer and
                                                    principal financial officer)