Form 10-K
period 1999-09-26
WHOLE FOODS MARKET INC
filed 1999-12-22
CIK 865436

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 1999

                         COMMISSION FILE NUMBER: 0-19797

                            WHOLE FOODS MARKET, INC.
             (Exact name of registrant as specified in its charter)

          TEXAS                                            74-1989366
      (State of                                        (IRS employment
       incorporation)                                   identification no.)

                            601 North Lamar Suite 300
        AUSTIN, TEXAS                                      78703
     (Address of principal                               (Zip Code)
      executive offices)

               Registrant's telephone number, including area code:
                                  512-477-4455

           Securities registered pursuant to section 12(g) of the Act:
                           Common Stock, no par value
                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 1999 was $1,006,383,630.

The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 1999 was 25,956,871.

The following document is incorporated by reference into the part of this annual report on Form 10-K as indicated: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held on March 27, 2000 are incorporated into Part III to the extent indicated herein.

PART I

Item 1.  BUSINESS

Whole Foods Market is the country's largest retailer of natural foods as defined by sales. The Company opened its first store in Austin, Texas in 1980 and operated 100 stores in 20 states and the District of Columbia as of September 26, 1999. As a result of both acquisitions and internal expansion, the Company has grown rapidly from sales of approximately $92.5 million in fiscal 1991 to approximately $1.6 billion in fiscal 1999. At the end of fiscal 1999, the Company's stores averaged approximately 26,000 square feet and $16 million in sales. Sales per gross square foot were approximately $661, which the Company believes is higher than most conventional supermarkets or food retailers, including competitors in the large-store segment of the natural foods industry.

Through Amrion, its subsidiary acquired in September 1997, the Company is engaged in developing, producing and marketing high quality nutriceuticals and nutritional supplements. Amrion's products include nutriceuticals, herbs, herbal formulas, vitamins, minerals and homeopathic products. The Company also engages in specialty coffee roasting and distribution through Allegro Coffee Company, its subsidiary acquired in December 1997, and in Internet commerce through WholeFoods.com, its subsidiary formed in fiscal 1999. Internet users can access information about the Company and its products at http://www.wholefoods.com.

In fiscal 2000, the Company plans to merge Amrion and WholeFoods.com into a new subsidiary, WholePeople.com. WholePeople.com is intended to be the leading Internet brand in the "Whole Living" industry and the home page for individuals who use their purchasing power to express their commitment to a healthy lifestyle and concern for the environment. The Company will transition its Internet commerce operations from WholeFoods.com to the WholePeople.com Web site in fiscal 2000.

Financial information about industry segments is included under the caption "Segment Information" in the Notes to Consolidated Financial Statements.

The Natural Products Industry
According to a leading trade publication for the industry, natural products sales have grown to over $25 billion in 1998. The Company's natural product offerings include natural foods and nutritional supplements. Natural foods can be defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and in general are as near to their whole, natural state as possible. Sales growth for natural foods has resulted from several factors, including increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, artificial ingredients and other chemicals; environmental concerns due to the degradation of water and soil quality; and healthier eating patterns due to a better educated populace whose median age is increasing each year. Sales growth for vitamin and nutritional supplements has resulted from an increased national interest in preventative health choices, favorable consumer attitude shifts toward natural health care, increased consumer willingness toward self-care in resistance to rising health care costs and a rapidly growing demographic segment of the population over 40 years old concerned with aging and disease. Additionally, public awareness of the positive effects of vitamins and other nutritional supplements on health has been heightened by widely publicized reports of favorable research findings. Recent estimates indicate that approximately 40% of the U.S. population use nutritional supplements in some form.

According to a leading trade publication for the industry, there were approximately 16,500 natural products retail stores in 1998 in the United
States. While natural/health food stores have historically provided only a limited selection of products, the natural foods supermarket-size formats provide a complete grocery shopping alternative to conventional supermarkets. Whole Foods Market also believes that the growth of larger supermarket-size natural foods stores has increased consumer awareness of and demand for natural foods.

Business Strategy
Whole Foods Market is the country's largest sales volume retailer of natural products. The Company believes its success to date is the result of its ability to differentiate itself from other retailers competing for consumers' food dollars by tailoring its product mix, customer service attitude and store environment to satisfy the needs of the natural foods shopper and to appeal to the broader market of quality-oriented consumers. Each element of the Company's strategy is designed to enhance and build the Whole Foods Market brand name and to engender a high degree of loyalty among the Company's customers.

     Product Offerings

     o Quality Standards. The Company is committed to offering its customers the highest quality products. It features products that are free of artificial flavors, sweeteners, colors, preservatives and added chemicals. To better ensure quality and to enhance merchandising, the Company has acquired or developed businesses that manufacture and distribute significant product categories. For instance, Whole Foods Market operates regional bakehouses and commissaries, a seafood wharf, a nutritional supplement manufacturer and a coffee roaster.

     o Broad Product Assortment. The Company provides its customers the convenience of one-stop shopping by offering not only a broader product selection than is available in smaller natural foods stores but also by having a full range of merchandise categories comparable to those available in conventional supermarkets. The Company's stores carry approximately 20,000 SKU's on average and feature categories such as prepared foods, vitamins and nutriceuticals, bakery items and specialty wines and cheeses which the Company believes differentiate it from many other food retailers.

     o Private Label Products. Under the premium "Whole Foods" and "Whole Kids" labels and the value-priced "365" label, the Company offers its customers unique, high quality goods available only at Whole Foods Market stores. The Company developed its private label products to enhance its offering of natural food brands which are typically not as well known as larger national brands found in conventional supermarkets. The Company believes that customers trust the Whole Foods Market name because of its position as the industry leader and reputation for quality.

     o Competitive Pricing. The Company seeks to price its products at or below comparable products in its geographic markets.

     Company Culture

     o Decentralized Team Approach. The Company promotes a decentralized team approach to store operations in which many personnel, merchandising and operating decisions are made by employee teams at the individual store level. This approach allows the Company to better tailor its store environment and product offering to local markets and customers.

     o Employees (Team Members) as "Stakeholders." The Company believes it has been successful in motivating its team members by making them stakeholders in the organization through its "gainsharing" programs, which reward specifically targeted performance such as team labor productivity, and through its stock option and stock purchase plans. In addition, since 1996 the Company has made its employer's match in the Company's 401(k) plan in Company stock.

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

     The Shopping Experience

     o Large Format Stores. Averaging approximately 26,000 square feet, the Company's stores are significantly larger than typical natural foods stores, more closely resembling the size of some conventional supermarkets.

     o Information Orientation. To familiarize customers with natural food products and to inform them about developments in the natural foods industry, the Company provides a significant amount of product information throughout each store. Most stores also contain a centrally located, fully staffed information booth. In addition, the Company trains store team members to be knowledgeable about its products and to provide information and a high level of service to its customers.

     o Appealing Shopping Environment. The Company has designed its stores to create a sense of warmth, fun and informality. Many stores feature juice and coffee bars, in-store massage therapists and other amenities which provide convenience and service to its customers.

In fiscal 1999, the Company adopted an Economic Value Added (EVA) management and incentive system. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge for the cost of capital necessary to generate that profit. The Company believes that EVA will have a positive impact on its financial results as the focus of its incentive programs shifts from the income statement to the balance sheet. Currently the Company employs over 16,000 Team Members, and has a culture primarily structured around decentralization, teams, networking, and individual empowerment. This culture has been one of the Company's strongest competitive advantages. The Company believes that EVA will provide a unifying measurement and incentive system that will blend with its existing empowerment culture to provide essential tools for Team Members to collectively create additional sustainable shareholder value.


Growth Strategy
Whole Foods Market's growth strategy is to expand through a combination of new store openings and the acquisition of existing stores. The Company seeks to open or acquire stores in existing regions and in metropolitan areas where the Company believes it can become a leading natural foods supermarket. The Company primarily seeks to open large format stores which range between 25,000 to 50,000 square feet, located on premium real estate sites, often in urban, high population locales. The Company has also grown through acquisitions, as the natural foods retailing industry is extremely fragmented and comprised of many smaller local and regional chains. The Company believes that the acquisition of smaller chains may provide access to desirable locations and markets and pursues such acquisitions on an opportunistic basis.


Historical store growth is summarized below:

                                                                               Fiscal Year (1)
                                                            1995         1996         1997         1998          1999
                                                          -----------------------------------------------------------

Beginning of year                                             35           41           68            75           87
New and acquired stores                                        9           32            9            15           14
Relocations and closures                                      (3)          (5)          (2)           (3)          (1)
                                                        -------------------------------------------------------------
End of year                                                   41           68           75            87          100
                                                        -------------------------------------------------------------
Total square footage, end of year (in thousands)             862        1,563        1,724         2,092        2,584
                                                        -------------------------------------------------------------


(1) Stores acquired in pooling transactions are reflected as acquired in the period in which the applicable transaction closed.

As of November 30, 1999 the Company had signed leases for an additional 29 stores with an average total store size of approximately 35,000 square feet. The Company expects to open approximately twenty stores per year, including relocations of existing stores, in each of the next two fiscal years.

Products
The Company's stores carry approximately 20,000 SKU's on average of food and non-food products. The Company's broad product selection is designed to meet the needs of natural foods shoppers as well as gourmet customers. The Company has been able to expand the breadth of its product offerings by carefully monitoring the market for new products and by responding to customer input. Many national brands featured in conventional supermarkets are not available at Whole Foods Market because they do not meet the Company's quality standards. The Company's product line consists primarily of products from natural food vendors which typically do not have the resources to build brand recognition with consumers.

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

Product Categories. The Company's product offerings include organic and high quality conventional produce; convenient and tasty prepared foods; high quality natural and conventional meats; a variety of wild and natural farm-raised seafood; a bakery featuring Whole Foods Market brand crusty breads; choice selections of specialty cheeses, beer and wine; a mixture of natural, organic, gourmet and ethnic grocery products; numerous value priced items in the bulk department; and a nutrition area offering a complete alternative pharmacy with holistic remedies, herbs, vitamins and supplements as well as body care.

Private Label Products. The Company has expanded its private label offerings over the last several years and has developed three different lines of products. The "Whole Foods" label program began in 1992 and markets "best of class" premium and super premium products. The Company seeks out artisan food producers, small batch production and hand-tested recipes for products included in this program. In 1997, the Company introduced a new line of products under the "365" label which emphasizes every day value products. The goal of this program is to find products that meet the Company's quality standards but are less expensive than alternative products available to the Company. In 1999, the Company introduced a product line that appeals to its younger customers under the "Whole Kids" label. The Company markets its private label products to its customer through special displays and distinctive packaging.

Nutritional Supplements. Amrion currently markets and sells more than 850 products, including nutriceuticals, herbs, herbal formulas, vitamins, minerals and homeopathic products. Amrion products are dietary nutritional supplements and not pharmaceutical or medicinal products, and these products are sold under Company-owned trademarks primarily through direct marketing. Whole Foods Market introduced private label nutritional supplements and nutriceuticals manufactured by Amrion in its retail stores during fiscal 1998. Amrion has also assisted in the redesign of many of the Company's nutrition departments, which have been merchandised in a more customer-friendly manner with extensive product information available at point of sale.

Store Operations
Team Approach to Store Operations. The Company has promoted a strong company culture featuring a team approach to store operations which the Company believes is distinctly more empowering of employees than that of the traditional supermarket. Each store employs between 12 and 350 people, organized into up to eleven teams, each led by a team leader. Each team is responsible for a different aspect of store operations, such as produce; grocery; meat, poultry and seafood; prepared foods; bakery goods; specialty; body care and nutrition products (nutritional supplements and herbs); customer service; and the front-end section which runs the customer check-out stations. The Company promotes a decentralized team approach to store operations in which many personnel, merchandising and operating decisions are made by employee teams at the individual store level.

The Company strives to create a company-wide consciousness of "shared fate" by uniting the self-interests of team members as closely as possible to the self-interests of customers and of shareholders. One way the Company reinforces this concept is through its various gainsharing programs, which reward specifically targeted performance such as team labor productivity. There is also a team member incentive program which rewards team members for specific goals such as sales increases of private label products. The Company also reinforces the shared fate concept by offering team members three programs which encourage stock ownership. Team members are eligible for stock options under the Team Member Stock Option Plan either through seniority, promotion or at the discretion of senior management. Team members can also purchase restricted stock at a discount through payroll deductions under the Team Member Stock Purchase Plan. In addition, since 1996 the Company has made its employer's match in the Company's 401(k) plan in Company stock. The Company believes encouraging team members to become shareholders aligns the interests of team members with the interests of its shareholders.

The Company believes that it helps to inspire its team members by providing them with a greater sense of purpose and mission in their work. For many team members, their job is an extension of their personal philosophy and lifestyle. Many team members feel they are contributing to the good of others by selling clean and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment. Additionally, the Company has a program which provides paid time off to team members for working with qualified community service organizations. Because of the Company's decentralized management structure, an effective store team leader (store manager) is critical to the success of the store. Store team leaders are paid a salary plus a bonus based on store profit contribution. The store team leader works closely with one or more associate store team leaders, as well as with all the department team leaders, to operate the store as efficiently and profitably as possible. For the past two years, Fortune magazine has selected Whole Foods Market, Inc. as one of the "100 Best Companies to Work for in America."

Store Description. Each store's design is customized to the actual size and configuration of the particular location. The Company emphasizes strong visual presentations in all key traffic areas of its stores. Merchandising displays are changed frequently and often incorporate seasonal themes. The stores also sponsor a variety of organized in-store activities, such as store tours, samplings, taste fairs and other special events. To further a sense of community and interaction with customers, the stores typically include sit-down eating areas, customer comment boards and centrally located information booths. In addition, some stores offer special services such as valet parking or home delivery.

Site Selection. Each of the stores are generally located in high-traffic shopping areas and are either freestanding or in strip centers. In selecting store locations, the Company uses an internally-developed model to analyze potential markets on such criteria as education levels, population density, and income levels. After the Company has selected a target site, its consultant does a comprehensive site study and sales projection. The Company primarily seeks to open large format stores which range between 25,000 to 50,000 square feet, located on premier real estate sites, often in urban, high population locales. Stores currently under development average approximately 35,000 square feet. In addition, the Company will also opportunistically pursue smaller store sites which it believes can achieve management's sales and return on investment targets.

The Company typically opens a new store approximately 12 to 24 months after a store site is selected and the lease is signed. The Company estimates that its cash requirements to open a new store will range (depending on the size of the new store, geographic location, degree of work performed by the landlord, and complexity of site development issues) from approximately $3 million to $12 million, excluding new store inventory (approximately $750,000). The Company incurred in fiscal 1999 on average approximately $530,000 in pre-opening expenses for new stores other than relocated stores.

Purchasing and Distribution
The Company's buyers purchase products for retail sale from regional wholesale suppliers and vendors. Over the last few years, the Company has shifted the majority of its purchasing operations from the store to the regional and national level. By purchasing on a regional and national level, the Company is able to negotiate better volume discounts with major vendors and distributors. The Company expects upgrades to its information systems to improve the Company's purchasing leverage by providing product and quantity information by supplier on a regional and company-wide basis. The Company owns and operates seven regional distribution centers across the country. The largest of the Company's regional distribution centers, Texas Health Distributors in Austin, Texas, distributes natural products to the Company's stores in Texas, Colorado and Louisiana as well as to other food retailers.

The other six regional distribution centers primarily distribute produce and the Company's private label products to Company stores in their respective regions. In addition, the Company owns a seafood wharf, a produce procurement center, a specialty coffee roaster and distributor and has established regional commissaries and bakehouses, all of which distribute products to the Company's stores. Relocation of Amrion's operations to the Company's new manufacturing, distribution warehousing and office facilities in Thornton, Colorado began in fiscal 1999 and will be completed in fiscal 2000.

Amrion currently imports approximately 75% of its raw materials from various foreign countries. Amrion has developed strategic partnerships with key domestic and international raw material suppliers. Supply contracts between Amrion and principal raw material suppliers are negotiated each year and provide reasonable assurance that Amrion's supply of raw materials will not be interrupted. However, alternative sources of Amrion's materials are generally available in the event a supplier is unable to deliver as specified in the written supply contract. The termination of supply by one or more of its vendors could have a temporary adverse effect on Amrion's sales. The cost incurred by Amrion for its raw materials could rise in the event of a deterioration of the value of the U.S. Dollar against the foreign currencies of Amrion's suppliers. Further cost increases could result due to the increase in demand relative to the supply of these products from the overall growth in the natural products industry.

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

Amrion utilizes direct mail of Company designed catalogs, brochures and individual mail pieces which highlight product lines and current promotional activities. Amrion complements its direct mail activities with print advertising, free standing inserts and package insert programs. Additionally, Amrion's retail and health care professional divisions, which target health food stores, health care providers and mass merchandisers, utilize marketing strategies which include direct mail, telemarketing contact, personal visits from sales representatives, consumer and trade advertising, point of sale materials, free standing inserts with coupons in newspapers and radio advertising. The Company also utilizes Amrion's expertise to market Whole Foods Market private label products through catalog and Internet-based sales.

Competition
The Company's competitors currently include other natural foods supermarkets, conventional and specialty supermarkets, other natural foods stores, small specialty stores and online retailers. Although the Company historically has encountered limited competition in its geographic markets with other stores operating in the natural foods supermarket format, it has faced increased competition in recent years from such stores, particularly in new markets, and expects to encounter additional competition from such stores in its existing markets and in new markets. When the Company faces such direct competition, there can be no assurance that the Company will be able to compete effectively or that increased competition will not adversely impact the Company's results of operations. In addition, conventional and specialty supermarkets compete with the Company in one or more product categories and may expand more aggressively in marketing a broad range of natural foods and thereby compete more directly with the Company for products, customers and locations. Some of the Company's competitors have been in business longer or have greater financial or marketing resources than the Company and may be able to devote greater resources to securing suitable locations and to the sourcing, promotion and sale of their products.

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

The Company believes that competition will intensify as more companies offer competitive products and services over the Internet.

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

The manufacturing, processing, formulating, packaging, labeling and advertising of products, particularly the nutriceutical and nutritional supplement products developed, produced and marketed by Amrion, are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). Amrion's activities are also regulated by various agencies of the states, localities and foreign countries to which Amrion's products are distributed and in which Amrion's products are sold. The composition and labeling of nutritional supplements and nutriceuticals, which comprise a significant majority of Amrion's products, is most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act ("FFDC Act"). The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act of 1990 ("NLEA") and by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Final rules establishing labeling and notification requirements for dietary supplements were promulgated by the FDA on September 23, 1997, and the labeling portion of the regulations became effective on March 23, 1999. The Company believes it is in material compliance with these labeling requirements.

Employees
As of September 26, 1999, the Company had approximately 16,600 employees, including approximately 13,700 full-time and 2,900 part-time employees. For the past two years, Fortune magazine has selected Whole Foods Market, Inc. as one of the "100 Best Companies to Work for in America." The Company sponsors a partially self-insured health care benefits plan for participating employees. The Company does not subscribe to any workers' compensation insurance program with respect to its employees in Texas and instead maintains a reserve for job-related injury claims. The employees of the Company are not represented by a labor union or collective bargaining agreement. Certain of the Company's stores have been, and certain stores continue to be, subjected to informational pickets by the local retail clerks' and butchers' unions.

Trademarks
Trademarks owned by the Company that have been registered or pending in the United States Patent and Trademark Office include "Whole Foods Market," "365 Every Day Value," "Allegro Coffee Company," "Amrion," "Bread & Circus," "Bread of Life," "Fresh Fields," "Merchant of Vino," "Wellspring Grocery," "Whole Food," "Whole Kids," "Whole Foods, Whole People, Whole Planet," "WholeFoods.com" and "WholePeople.com." The Company also holds registrations and maintains common law trademark rights for its stylized logos and brand names for products created by Amrion, Allegro and many of its private label products.

Factors That  May Affect Future Results
The Company wishes to caution readers that the following important factors, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements in this report. Forward-looking statements involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new stores, the impact of competition and other risks detailed below. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also have a material adverse impact on the Company's financial condition or operations. The Company does not undertake any obligation to update forward-looking statements. "Forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing.

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

Quarterly Fluctuations. The Company's quarterly operating results could be adversely affected by losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in merchandise costs, possible supply shortages and the timing of acquisitions. In addition, the Company's quarterly results of operations may fluctuate significantly as the result of the timing of new store openings and the range of operating results which may be generated from newly opened stores. In fiscal 1999 and prior years, the Company capitalized pre-opening costs and expensed such amounts in the quarter of the location opening. The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. Effective the beginning of fiscal year 2000, the Company will charge pre-opening costs to expense as incurred in accordance with SOP 98-5. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings.

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

Competition. The Company's competitors currently include other natural foods supermarkets, conventional and specialty supermarkets, other natural foods stores, small specialty stores and online retailers. These businesses compete with Whole Foods Market in one or more product categories. In addition, traditional and specialty supermarkets are expanding more aggressively in marketing a broad range of natural foods and thereby competing directly with Whole Foods Market for products, customers and locations. Some of these potential competitors have been in business longer or have greater financial or marketing resources than Whole Foods Market and may be able to devote greater resources to the sourcing, promotion and sale of their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits, and/or greater operating costs such as marketing.

The sales of nutritional supplements, nutriceuticals and other fitness and health-related products are highly competitive, and the Company expects to face such continued competitive pressure in the future. Amrion's nutritional supplement products, which are its largest source of revenue, compete on a national and regional basis directly with other specialty health retailers, nutritional supplement manufacturers and mass merchandisers such as drug stores and supermarkets. Many of these competitors are substantially larger and have greater resources than Whole Foods Market.

The Company believes that competition will intensify as more companies offer competitive products and services over the Internet.

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

Integration of Acquired Operations. By acquiring many new stores and certain manufacturing type businesses in the last several years, the Company has materially increased the scope of its operations by (i) increasing the number of its stores and entering new markets and (ii) including the manufacturing of nutriceuticals and nutritional supplements and the direct marketing of these. There can be no assurance that comparable store sales of acquired stores will increase to or be maintained at the level achieved by existing Whole Foods Market stores. Additionally, there can be no assurance that the operations of acquired stores will not be adversely affected as a result of the introduction of the Company's team approach to store operations, or the response of customers to the changes in operations and merchandising mix made by new ownership. With respect to the Company's acquisition of manufacturing operations, there can be no assurance that current retail stores which are customers of the acquired companies will continue to do business with such companies, nor can there be any assurance that Whole Foods Market can realize the expected benefits from the acquisition of these companies. The integration of acquired operations into Whole Foods Market will require the dedication of management resources which may temporarily detract from attention to day-to-day business of the Company.

Government Regulation. The Company's stores are subject to various federal, state and local laws, regulations and administrative practices affecting its business and must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages. Difficulties or failures in obtaining or maintaining required licenses or other required approvals could delay or prevent the opening of new stores or adversely affect the operations of existing stores.

The manufacturing, processing, formulating, packaging, labeling and advertising of products, particularly the nutriceutical and nutritional supplement products developed, produced and marketed by Amrion, are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA and the EPA. Amrion's activities are also regulated by various agencies of the states, localities and foreign countries to which Amrion's products are distributed and in which Amrion's products are sold. The composition and labeling of nutritional supplements and nutriceuticals, which comprise a significant majority of Amrion's products, is most actively regulated by the FDA under the provisions of the FFDC Act. The FFDC Act has been revised in recent years with respect to dietary supplements by the NLEA and by the DSHEA. Final rules establishing labeling and notification requirements for dietary supplements were promulgated by the FDA on September 23, 1997, and the labeling portion of the regulations became effective on March 23, 1999. The Company believes it is in material compliance with these labeling requirements.

The Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can it determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on the Company's results of operations and financial condition. Government regulations in foreign countries where Amrion plans to expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of Amrion's products.

Internet Operations. In fiscal 2000, the Company plans to merge Amrion and WholeFoods.com into a new subsidiary, WholePeople.com, and expects to begin operation of the WholePeople.com Web site in fiscal 2000. WholeFoods.com is currently operating at a loss, and there can be no assurance that the Company will be able to operate an Internet commerce business profitably in the future. WholePeople.com's success depends in part on the Company's ability to migrate some of its natural foods supermarket customers and Amrion catalog customers to online customers. There can be no assurance that the Company can successfully migrate these customers or that their migration will not require a significantly higher than expected level of expenditures. The Company may choose to expand online operations by developing new Web sites, offering products or services not currently offered or expanding market presence through relationships with third parties. There can be no assurance that any new web site or product category launched by the Company will be favorably received. In addition, expansion of our online business may require significant additional expenditures. The online market for the Company's products and services is extremely competitive, and competition may intensify. The Company must also compete to retain its existing online customers. Many of the Company's potential online competitors are larger and have greater financial, marketing and other resources than ours. There can be no assurance that the Company will be able to successfully compete with other online retailers.

Future revenue and profit, if any, of the Company's Internet operations substantially depend upon the widespread acceptance and use of the Internet. Any change in the required Internet infrastructure, standards or protocols may require the Company to incur substantial expenditures in order to adapt to these changing or emerging technologies. The Company's ability to successfully receive, fill and deliver orders and ability to provide high-quality customer service over the Internet largely depends on the operation of its technical systems. These systems could be vulnerable to, among other factors, disruptions caused by system failures, power losses, communication problems, natural disasters, break-ins and similar problems. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment performance would reduce customer satisfaction and could result in negative publicity and decrease the volume of goods sold.

A number of legislative and regulatory proposals relating to Internet commerce are under consideration by federal, state, local and foreign governments. Additional burdens imposed by the adoption of new laws or the application of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's online services, increase costs of doing business over the Internet or otherwise adversely affect the Company's operations. As a publisher of online content, the Company is subject to potential liability for copyright, patent or trademark infringement or other claims based on the nature and content of materials we publish or distribute. The Company currently holds various Web domain names including "WholePeople.com" Currently, domain name acquisition and maintenance is regulated by governmental agencies and their designees. The regulation of domain names will change in the future, and requirements for the name acquisition and maintenance of domain names will be affected. There can be no assurance that the Company will be able to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of the Company's trademarks, and any such inability could have a material adverse effect on its operations.

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

Information on the Company's Year 2000 issues is included under the caption "Year 2000 Issues" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Self-Insured Benefits Plans. The Company provides partially self-insured, voluntary Team Member benefits plans which provide, among other benefits, health care benefits to participating Team Members. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. Although not currently anticipated by management, the Company's results could be materially impacted by claims and other expenses related to such plans.

Negative Impact of Litigation Possible. From time to time the Company is a party to legal proceedings including matters involving personnel and employment issues and other proceedings arising in the ordinary course of business. Additionally, like other retailers, distributors and manufacturers of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Although not currently anticipated by management, the Company's results could be materially impacted by legal and settlement expenses related to such lawsuits.

Item 2.    Properties

At September 26, 1999, the Company operated 100 stores in twenty states and the District of Columbia. The Company owns the New Orleans, Berkeley and Atlanta store locations. The Company owns the underlying property for its store in Santa Fe which opened in December 1999. The Company also owns a building in Austin, Texas which houses one of its stores, the corporate headquarters and a bookstore. The underlying property is leased from a third party under a ground lease which has a base term of twenty years with ten options to renew for five years each. The Company owns manufacturing, distribution warehousing and office facilities near Boulder, Colorado and in Thornton, Colorado and an undeveloped property in Westminster, Colorado. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from 1 to 25 years. The Company has options to renew most of its leases with renewal periods ranging from 5 to 50 years. The following table shows the number of Company stores by state and the District of Columbia as of September 26, 1999:


                        Number                                     Number                                      Number
Location               of Stores            Location              of Stores             Location              of Stores
-----------------------------------------------------------------------------------------------------------------------

Arizona                   1                 Illinois                  7                 New York                  1
California               25                 Louisiana                 1                 North Carolina            3
Colorado                  1                 Maryland                  4                 Pennsylvania              5
Connecticut               1                 Massachusetts            11                 Rhode Island              1
District of Columbia      2                 Michigan                  7                 Texas                    12
Florida                   5                 Minnesota                 1                 Virginia                  7
Georgia                   1                 New Jersey                3                 Wisconsin                 1
------------------------------------------------------------------------------------------------------------------------

The Company has a lease with the bookstore at its building in Austin, Texas. Certain officers of the Company are also shareholders of the bookstore in which they own a combined 13% of the outstanding stock. The Company believes that the terms of the lease between the Company and the bookstore are on terms no less favorable to the Company than could have been negotiated with an independently owned retailer. This is partially based on an appraisal of the lease by an independent appraisal firm. The income from this lease is not material to the operations of the Company.

Item 3.  Legal Proceedings

From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business which have not resulted in any material losses to date.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "WFMI." The following sets forth the high and low sales prices of the Company's common stock for the last two fiscal years:

Fiscal 1999                                                    High         Low
--------------------------------------------------------------------------------
September 28, 1998 to January 17, 1999                        $50.75      $32.00
January 18, 1999 to April 11, 1999                             42.75       28.25
April 12, 1999 to July 4, 1999                                 48.75       36.75
July 5, 1999 to September 26, 1999                             48.00       32.38
--------------------------------------------------------------------------------

Fiscal 1998                                                    High         Low
--------------------------------------------------------------------------------
September 29, 1997 to January 18, 1998                        $51.38      $34.63
January 19, 1998 to April 12, 1998                             70.13       44.50
April 13, 1998 to July 5, 1998                                 67.50       53.00
July 6, 1998 to September 27, 1998                             66.50       35.50
--------------------------------------------------------------------------------

The Company had approximately 1,520 record holders of its common stock as of November 30, 1999.

The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's present bank credit agreement contains certain restrictive covenants that include the prohibition of the payment of dividends on common stock.


Item 6.    Selected Financial Data

Whole Foods Market, Inc. and Subsidiaries
Summary Financial Information In thousands, except per share and operating data

                                                       Sept 26      Sept 27     Sept 28      Sept 29       Sept 24
                                                          1999         1998        1997         1996          1995
-------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Operations Data (1):
Sales                                              $ 1,567,879    1,389,768    1,117,346      946,353       748,691
Cost of goods sold and occupancy costs               1,029,350      921,104      749,551      645,925       504,211
Inventory writeoffs associated with reorganization       2,480            -            -            -             -
-------------------------------------------------------------------------------------------------------------------
Gross profit                                           536,049      468,664      367,795      300,428       244,480
Selling, general and administrative expenses           448,147      385,573      312,703      266,107       225,755
Pre-opening and relocation costs                         5,914        3,979        5,243        5,903         6,361
Merger expenses                                              -        1,699        4,887       36,214             -
Other reorganization and asset disposal costs            6,979            -           -         2,302             -
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                           75,009       77,413       44,962      (10,098)       12,364
Interest expense                                        (8,248)      (7,685)      (6,044)      (4,671)       (2,368)
Investment and other income                              2,345        2,328          450          650         1,087
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       69,106       72,056       39,368      (14,119)       11,083
Provision (credit) for income taxes                     26,951       26,661       12,724       (1,404)        6,899
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $    42,155       45,395       26,644      (12,715)        4,184
===================================================================================================================
Basic income (loss) per common share               $      1.60         1.74         1.10        (0.54)        0.18
===================================================================================================================
Weighted average common shares outstanding              26,374       26,159       24,194       23,366        22,724
===================================================================================================================
Diluted income (loss) per common share             $      1.54         1.64         1.06        (0.54)        0.18
===================================================================================================================
Weighted average shares outstanding,
   diluted basis                                        27,446       27,744       25,162       23,366        23,404
===================================================================================================================

Operating Data:
-------------------------------------------------------------------------------------------------------------------
Number of stores at end of period                          100           87           75           68            61
Store sales per gross square foot                  $       661          670          638          636           625
Average weekly sales per store                     $   309,836      291,690      277,141      253,555       238,776
Comparable store sales increase (2)                       7.7%        11.0%         8.3%         5.4%          6.2%
-------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheets Data (End of Year):
-------------------------------------------------------------------------------------------------------------------
Working capital                                    $    19,270       93,064       35,427       15,648           871
Total assets                                           659,735      544,808      398,484      340,819       290,414
Long-term debt (including current maturities)          215,517      159,016       93,844       85,291        53,721
Shareholders' equity                                   311,220      277,273      205,465      172,024       172,353
-------------------------------------------------------------------------------------------------------------------

(1) Fiscal years 1999, 1998, 1997, and 1995 are 52-week years and fiscal year 1996 is a 53-week year.

(2) For internal reporting purposes, the Company's fiscal year is comprised of 13 accounting periods generally consisting of four weeks each. Sales of a store are deemed to be "comparable" commencing in the fifty-third full week during which the store was open.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 100 stores as of September 26, 1999 both by opening new stores and acquiring existing stores from third parties. The results of the Company's operations have been and will continue to be materially affected by the timing and number of new store openings. New stores may incur operating losses for the first one or two years of operations. The Company's results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 1999, 1998 and 1997 are 52-week years. Financial information about industry segments is included under the caption "Segment Information" in the Notes to Consolidated Financial Statements.


Development Activity
The following is a schedule of stores opened, relocated and acquired during fiscal years 1999, 1998 and 1997:

Store                             Location                            Date
----------------------------------------------------------------------------------------------

Vienna                            Vienna, VA                          opened November 1996
La Jolla                          La Jolla, CA                        opened November 1996
Philadelphia                      Philadelphia, PA                    opened January 1997
Wheaton                           Wheaton, IL                         relocated February 1997
Hillcrest                         San Diego, CA                       opened April 1997
San Rafael                        San Rafael, CA                      opened April 1997
Federal                           Ft. Lauderdale, FL                  acquired April 1997
Plantation                        Plantation, FL                      acquired April 1997
Granary                           Monterey, CA                        acquired April 1997
Quarry                            San Antonio, TX                     relocated October 1997
Brentwood                         Brentwood, CA                       opened October 1997
Evanston                          Evanston, IL                        relocated December 1997
Birmingham                        Birmingham, MI                      acquired December 1997
Farmington Hills                  Farmington Hills, MI                acquired December 1997
Plymouth                          Ann Arbor, MI                       acquired December 1997
Rochester                         Rochester, MI                       acquired December 1997
Somerset                          Troy, MI                            acquired December 1997
Troy                              Troy, MI                            acquired December 1997
Pearl                             Boulder, CO                         opened February 1998
Tempe                             Tempe, AZ                           opened March 1998
Winter Park                       Winter Park, FL                     opened April 1998
Marlton                           Marlton, NJ                         opened May 1998
Monterey/Granary                  Monterey, CA                        relocated June 1998
Coral Springs                     Coral Springs, FL                   opened September 1998
Preston                           Dallas, TX                          opened February 1999
Good Nature Grocery               Walnut Creek, CA                    acquired April 1999
Briarcliff                        Atlanta, GA                         opened April 1999
Pasadena                          Pasadena, CA                        opened April 1999
Bedford                           Bedford, MA                         acquired April 1999
Bellingham                        Bellingham, MA                      acquired April 1999
Newtonville                       Newton, MA                          acquired April 1999
Wayland                           Wayland, MA                         acquired April 1999
Biscayne                          Aventura, FL                        relocated May 1999
Costa Mesa                        Costa Mesa, CA                      opened July 1999
Parkway                           Arlington, TX                       opened August 1999
Gold Coast                        Chicago, IL                         opened September 1999
Torrance                          Torrance, CA                        opened September 1999
Jenkintown                        Jenkintown, PA                      opened September 1999
----------------------------------------------------------------------------------------------


Results of Operations
The following  table sets forth the statement of operations  data of Whole Foods
Market expressed as a percentage of total sales for the fiscal years indicated:

Year Ended                                                            1999             1998              1997
---------------------------------------------------------------------------------------------------------------

Sales:
   Natural foods supermarkets                                        94.8%             93.5%             93.9%
   Direct marketing                                                   5.0               6.0               6.1
   Other                                                              0.8               1.0               0.0
   Intersegment sales                                                (0.6)             (0.5)              0.0
---------------------------------------------------------------------------------------------------------------
Total sales                                                         100.0             100.0             100.0
Cost of goods sold and occupancy costs                               65.7              66.3              67.1
Inventory writeoffs associated with reorganization                    0.2               0.0               0.0
---------------------------------------------------------------------------------------------------------------
Gross profit                                                         34.1              33.7              32.9
Selling, general and administrative expenses                         28.6              27.7              28.0
Pre-opening and relocation costs                                      0.4               0.3               0.5
Merger expenses                                                       0.0               0.1               0.4
Other reorganization and asset disposal costs                         0.4               0.0               0.0
---------------------------------------------------------------------------------------------------------------
Income from operations                                                4.8               5.6               4.0
Interest expense                                                     (0.5)             (0.6)             (0.5)
Investment and other income                                           0.1               0.2               0.0
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                            4.4               5.2               3.5
Provision for income taxes                                            1.7               1.9               1.1
---------------------------------------------------------------------------------------------------------------
Net income                                                            2.7%              3.3%              2.4%
===============================================================================================================

Figures may not add due to rounding.

Sales
Total sales increased 12.8%, 24.4% and 18.1% in fiscal years 1999, 1998 and 1997, respectively. Sales in the natural foods supermarket segment for all years shown reflect increases due to new stores opened and acquired and comparable store sales increases of 7.7%, 11.0%, and 8.3% in fiscal years 1999, 1998 and 1997, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Comparable store sales increases generally resulted from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as improvements in overall store execution and increased sales of private label products. Sales in the direct marketing segment decreased from the prior year by 5.8% in fiscal year 1999 as a result of a decline in international sales and increased competition in the supplement category. Sales in the direct marketing segment increased by 20.0% and 25.5% in fiscal years 1998 and 1997, respectively, as a result of improvements in customer acquisition and expanded retail and mass market distribution programs. External sales at Allegro Coffee Company have declined since it was acquired by the Company as a result of increased focus on internal distribution. The Company believes that historical sales trends may not necessarily be indicative of future results of operations.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail grocery distribution and food preparation operations. Gross profit in fiscal year 1999 also includes inventory writeoffs associated with the elimination of certain business lines at Amrion. The Company's consolidated gross profit in fiscal year 1999 increased as a percentage of sales to 34.1% from 33.7% in fiscal year 1998 and from 32.9% in fiscal year 1997. In the Company's natural foods supermarket segment, these increases reflect increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, and continued improvement by new stores with respect to product procurement and merchandising and controlling spoilage. In all years, gross profit margins were positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower spoilage as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. Additionally, gross profit margins were positively affected in all years by the increased percentage of sales in certain regions and in departments such as prepared foods where the Company achieves higher gross profits. Gross profits of the Company's direct marketing segment were negatively affected in 1999 by increased competition and overall weakness in the nutritional supplement category. For fiscal years 1998 and 1997, gross profits of the Company's direct marketing segment were positively affected by reductions in product cost as a percentage of sales, offset by a slight increase in indirect costs in fiscal 1998.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of sales were 28.6%, 27.7% and 28.0% for fiscal years 1999, 1998 and 1997, respectively. In fiscal year 1999 the Company's natural foods supermarket segment had an increase in the number of administrative and support personnel at the regional and national levels to support current and planned growth and the implementation of new management information systems and costs incurred to address the Company's Year 2000 issues. Whole Foods Market has historically been able to expand without a significant increase in general and administrative costs. In all years, selling, general and administrative expenses as a percentage of sales at the Company's direct marketing segment increased as a result of higher market development costs, increased administrative staff related to the Company's direct marketing operations and a decline in international market sales. Selling, general and administrative expenses also increased as a percentage of sales in the current fiscal year as a result of start-up costs associated with WholeFoods.com.

Pre-opening and Relocation Costs
Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store and facility openings. Pre-opening costs are generally higher in locations which are some distance from an existing base of operations due to higher training, travel and moving costs. In fiscal 1999 and prior years, the Company capitalized pre-opening costs and expensed such amounts in the quarter of the location opening. Effective the beginning of fiscal year 2000, the Company will charge pre-opening costs to expense as incurred in accordance with SOP 98-5. Relocation costs consist of losses on the disposition of inventories, remaining lease payments and other costs of holding idle replaced facilities and other related expenses. Whole Foods Market developed and opened eight new stores in fiscal 1999, six new stores in fiscal 1998 and five new stores in fiscal 1997. Additionally, the Company relocated one store in fiscal 1999, three stores in fiscal 1998 and one store in fiscal 1997. Pre-opening and relocation costs in fiscal 1999, 1998 and 1997 were approximately $5.9 million, $4.0 million and $5.2 million, respectively.

Reorganization and Asset Disposal Costs
During the fourth quarter of fiscal 1999, the Company recognized reorganization and asset disposal costs totaling approximately $9.5 million. Included in this total are costs associated with the elimination of certain business lines at Amrion, the disposal of accounting and distribution software, and other hardware and software disposals. Reorganization costs associated with business lines eliminated totaled approximately $3.5 million and consisted primarily of inventory writeoffs totaling approximately $2.5 million that have been classified as a component of cost of goods sold and the writedown of other remaining assets to net realizable value. Costs associated with the disposal of accounting and distribution software which was replaced with the implementation of new financial software totaled approximately $2.8 million. Costs associated with other hardware and software disposals totaled approximately $3.1 million and consisted of the writeoffs of certain Year 2000 non-compliant or obsolete hardware and certain software under development that the Company determined would not be placed in service. Substantially all activities related to the reorganization and asset disposals have been completed.

Interest Expense
Interest expense consists of costs related to Company's convertible subordinated debentures, senior notes and bank line of credit, net of capitalized interest associated with new location development and internally developed software. Interest expense related to the Company's borrowings, net of amounts capitalized, was approximately $8.2 million in fiscal 1999, $7.7 million in fiscal 1998 and $6.0 million in fiscal 1997.

Investment and Other Income
Investment and other income for fiscal 1999 and 1998 consists primarily of interest income earned on a short-term corporate bond portfolio and a prime money market portfolio. In fiscal 1997, investment and other income consists primarily of interest income generated from U.S. Treasury and agency securities. Investment and other income was approximately $2.3 million, $2.3 million and $450,000 in fiscal 1999, 1998 and 1997, respectively.

Income Taxes
The Company's effective tax rate was 39%, 37% and 32.3% in fiscal years 1999, 1998 and 1997, respectively. The income tax rates for fiscal 1998 and 1997 reflect reductions in the valuation allowance previously provided on net operating loss carryforwards assumed in the Fresh Fields acquisition of approximately $7.8 million and $3.1 million, respectively, which eliminated the valuation allowance during fiscal 1998. As of September 26, 1999, the Company considers it more likely than not that all net operating loss carryforwards will be utilized. As of September 26, 1999, the Company had remaining net operating loss carryforwards of approximately $1.1 million which are available to offset certain future taxable income. The Company expects its effective tax rate for fiscal 2000 will be higher than its effective rate for fiscal 1999.

Business Combinations
In April 1999, the Company acquired the outstanding stock of Nature's Heartland, Inc., which operated four natural foods supermarkets in the greater Boston metropolitan area, in exchange for approximately $25 million in cash. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in acquired goodwill of approximately $13.5 million, which is being amortized on a straight-line basis over 40 years.

In December 1997, the Company acquired Merchant of Vino, which operated four gourmet/natural foods stores and two specialty wine and gourmet food shops in the Detroit area, in exchange for approximately 1 million shares of Company common stock. Also in fiscal 1998, the Company acquired Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, in exchange for approximately 175,000 shares of Company common stock. These acquisitions were accounted for using the pooling-of-interests method. Due to the immateriality of Merchant of Vino and Allegro financial statements to the Company's consolidated financial statements, financial information for the periods prior to fiscal 1998 was not restated. Transaction and other merger-related costs associated with these acquisitions totaled approximately $1.7 million.

In September 1997, the Company acquired Amrion in exchange for approximately 4.7 million shares of Company common stock, plus the assumption of approximately 330,000 outstanding options to purchase shares of common stock. The merger was accounted for using the pooling-of-interests method and, accordingly, financial information for the periods prior to the merger date was restated to reflect the business combination. Transaction and other merger-related costs associated with the acquisition of Amrion totaled approximately $4.9 million. Also in fiscal 1997, the Company acquired three natural foods markets in exchange for a total of approximately 230,000 shares of Company common stock. These acquisitions were accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of these acquired companies to the Company's consolidated financial statements, financial information for the periods prior to the combination was not restated.

Quarterly Results
The first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks and the fourth quarter consists of 12 or 13 weeks. Fiscal year 1999 and 1998 are 52-week years with the fourth quarters consisting of 12 weeks. Because the first quarter is longer than the remaining quarters and contains both the Thanksgiving and Christmas holidays, it typically represents a larger share of the Company's annual sales from existing stores. In fiscal 1999 and prior years, the Company capitalized pre-opening costs and expensed such amounts in the quarter of the location opening. Effective the beginning of fiscal year 2000, the Company will charge pre-opening costs to expense as incurred in accordance with SOP 98-5. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly unaudited consolidated statements of operations and operating information for the fiscal years ended September 26, 1999 and September 27, 1998 (in thousands except per share data):


                                                                        1st          2nd          3rd           4th
1999                                                                Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------

Sales                                                            $  456,239      358,872      377,580       375,188
Gross profit                                                        153,210      124,240      130,446       128,153
Pre-opening and relocation costs                                          -        2,243          809         2,862
Other reorganization and asset disposal costs                             -            -            -         6,979
Income from operations                                               22,905       20,513       21,513        10,078
Income before income taxes                                           21,238       19,094       19,753         9,021
Net income                                                           12,955       11,647       12,050         5,503
Basic income per share                                           $     0.49         0.44         0.46          0.21
Weighted average common shares outstanding                           26,552       26,339       26,205        26,342
Diluted income per share                                         $     0.47         0.43         0.44          0.20
Weighted average shares outstanding - diluted basis                  27,694       27,156       27,428        27,425
Average weekly sales per store                                   $      305          319          316           303
-------------------------------------------------------------------------------------------------------------------

                                                                        1st          2nd          3rd           4th
1998                                                                Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
Sales                                                            $  407,788      324,811      330,999       326,170
Gross profit                                                        135,752      110,939      110,832       111,141
Pre-opening and relocation costs                                      1,065        1,462        1,024           428
Merger expenses                                                       1,699            -            -             -
Income from operations                                               21,084       18,857       18,921        18,551
Income before income taxes                                           19,092       17,657       17,621        17,686
Net income                                                           12,028       11,124       11,101        11,142
Basic income per share                                           $     0.46         0.43         0.42          0.42
Weighted average common shares outstanding                           25,913       26,094       26,279        26,435
Diluted income per share                                         $     0.44         0.40         0.40          0.40
Weighted average shares outstanding - diluted basis                  27,523       27,824       27,880        27,824
Average weekly sales per store                                   $      287          299          299           290
-------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources
At September 26, 1999 and September 27, 1998, the Company's working capital was approximately $19.3 million and $93.1 million, respectively, and the ratio of current assets to current liabilities was 1.16 to 1 and 2.02 to 1, respectively. Net cash provided by operating activities was approximately $123.2 million, $90.9 million and $54.0 million in fiscal 1999, 1998 and 1997, respectively.

Whole Foods Market maintains a bank credit agreement which provides a revolving line of credit of up to $100 million through June 28, 2002. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At September 26, 1999, approximately $49 million was drawn and approximately $44 million was available under the agreement. At September 27, 1998, there were no amounts drawn under the agreement. The average interest rate on amounts outstanding under this agreement at September 26, 1999 was approximately 6.45%. During 1998 the Company issued zero coupon convertible subordinated debentures for approximately $115 million. The issue price of the debentures results in an effective yield to maturity of 5 percent. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount to such dates. Subject to certain limitations, the Company, at its option, may elect to pay this purchase price in cash, shares of common stock or any combination thereof. Debentures may also be redeemed in cash at the option of the holder if there is a change in control at a purchase price equal to issue price plus original issue discount to the date of redemption. Subsequent to March 2, 2003, the debentures are redeemable at the option of the Company for cash, in whole or in part, at redemption prices equal to issue price plus accrued original issue discount to date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The Company also has outstanding $40 million of senior unsecured notes, bearing interest at 7.29% and payable in seven equal annual installments of approximately $5,714,000 beginning May 16, 2000. The Board of Directors has authorized the Company to repurchase up to $50 million in outstanding shares of Company common stock. During fiscal year 1999, the Company repurchased 608,000 shares of its common stock for an aggregate cost of approximately $18,939,000. During the first quarter of fiscal year 2000, the Company repurchased an additional 429,000 shares of its common stock for an aggregate cost of approximately $13,534,000. Net cash provided by financing activities was approximately $36.5 million, $60.7 million and $11.8 million in fiscal 1999, 1998 and 1997, respectively.

Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and, to a lesser extent, the resultant increase in working capital requirements. The Company estimates that cash requirements to open a new store will range from approximately $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $750,000, a portion of which is financed by the vendors of Whole Foods Market. The Company expects to open approximately twenty to twenty-five stores in fiscal 2000 and will have under development additional stores that will open in fiscal 2001. The Company will incur additional capital expenditures in fiscal 2000 in connection with ongoing equipment upgrades and resets at its existing stores, development of facilities for WholePeople.com and continued development of its management information systems. Net cash used in investing activities was approximately $187.3 million, $128.3 million and $56.4 million in fiscal 1999, 1998 and 1997, respectively. The Company expects that cash generated from operations and available under its current bank credit agreement will be sufficient to fund planned store openings and other cash needs through the end of fiscal 2000, absent any material cash acquisitions.

Year 2000 Issues
During fiscal 1998, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The Company adopted a Year 2000 plan consisting of five phases: Phase I inventory and ranking of the Company's systems and components, equipment, and suppliers that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components; Phase IV - testing and implementation of systems for which remediation or replacement is complete; and Phase V - development of contingency plans to mitigate the potential adverse effects on the Company's operations that have been determined to be most reasonably likely based upon the results of Phases I through IV. The Company has completed Phases I through IV. This completion status includes all information systems ("IS") software and hardware and non-IS equipment with embedded systems. Phase V, contingency planning, is substantially completed and will continue to be updated for the remainder of 1999.

The Company has identified significant third parties upon which it relies and has communicated with these third parties through questionnaires and interviews or otherwise obtained information to determine, to the extent practical, their Year 2000 readiness. The Company has received no indication from these third parties that their systems will not be Year 2000 compliant. The Company has developed contingency plans to secure products and services from alternative sources in the event the current parties suffer significant disruption as a result of Year 2000 systems failures.

Expenses associated with the Year 2000 Plan have totaled approximately $815,000 to date. Additionally hardware and software purchases totaling approximately $1.8 million have been capitalized to date pursuant to the Year 2000 Plan. These expenditures have been funded through operating cash flows. The Company does not expect that the total expenditures remaining under the Year 2000 Plan will be material to its financial condition or results of operations.

The Company believes that the Year 2000 Plan will address its Year 2000 issues but can make no assurance that its efforts will be fully effective or that Year 2000 issues will not have a material adverse impact on the Company's results of operations. Should the Company or significant third parties upon which it relies have a Year 2000 systems failure, the Company believes that the most significant impact would likely be the inability of one or more stores to electronically process customer sales, to conduct operations due to the failure of utility companies to provide services or to receive products from certain vendors. The Company has developed contingency plans that include performing certain processes manually and securing products and services from alternative sources to address these and other potential risks. Due to the general uncertainty inherent in Year 2000 issues, the contingency planning process is ongoing and will continue to be updated as additional information becomes available.

Adoption of Accounting Standards

The AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. The Company will adopt SOP 98-1 in fiscal year 2000. The adoption of SOP 98-1 will not have a material impact on the Company's consolidated financial statements.

The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 effective the first quarter of fiscal year 2000, with the initial application recognized as the cumulative effect of a change in accounting principle. Capitalized pre-opening costs at September 26, 1999 totaled approximately $647,000. In fiscal 1999 and prior years, the Company capitalized pre-opening costs and expensed such amounts in the quarter of the location opening.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1998. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair market value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. The Company will adopt SFAS No. 133 in fiscal year 2001. The Company is evaluating the impact of SFAS No.133 on its consolidated financial statements.

Disclaimer on Forward Looking Statements
Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and the other risks detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update forward-looking statements.

Item 7(a)  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes and changes in the market value of its investments. The Company is not a party to any derivative arrangement and does not use financial instruments for trading or other speculative purposes. The impact of the foreign exchange fluctuations on the Company's foreign subsidiary is not material.

Interest Rate Risk. The Company is exposed to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through ongoing evaluation of the composition of its long-term debt.

The Company's senior unsecured notes and subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by changes in market interest rates. The senior unsecured notes bear interest at a fixed rate of 7.29% and have an outstanding balance of $40.0 million at September 26, 1999 and September 27, 1998. At September 26, 1999 and September 27, 1998, the estimated fair value of the senior notes exceeded the carrying amount by approximately $400,000 and $2.8 million, respectively. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and an outstanding balance of approximately $124.4 million and $118.4 million at September 26, 1999 and September 27, 1998, respectively. At September 26, 1999 and September 27, 1998, the carrying amount of the convertible debentures exceeded the estimated fair value by approximately $22.7 million and $12.8 million, respectively. Should interest rates increase or decrease, the estimated fair values of the senior notes and the zero coupon subordinated debentures would decrease or increase accordingly.

Investment Risk. The Company has investments in equity securities of public and non-public companies for business and strategic purposes. At September 26, 1999, the carrying and fair values of the Company's investment in equity securities of publicly-held companies were approximately $3.6 million. Changes in the market may affect the fair value of these securities; however, such gains and losses would not be realized unless the investments are sold. The Company's investments in equity securities of non-public companies are accounted for under the cost method and have a carrying value of approximately $20.0 million at September 26, 1999. The Company reviews such factors as prices recently paid for shares in companies in which it invests and the underlying operating and cash flow performance in assessing the carrying values of its investments to determine if a decline in their fair value below cost is other than temporary. No impairment losses have resulted to date based on these analyses.

Item 8.    Financial Statements and Supplementary Data

See Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

A brief description of each executive officer and director of the Company is provided below. The Company has a "staggered" board of directors in which only a portion of the Company's directors stand for reelection each year. The term of office of Avram J. Goldberg, Dr. John B. Elstrott and Dr. Ralph Z. Sorenson will expire at the annual meeting of shareholders in 2000, the term of office of David W. Dupree, Fred "Chico" Lager and John P. Mackey will expire at the annual meeting of shareholders in 2001, and the term of office of Linda A. Mason and Jirka Rysavy will expire at the annual meeting of shareholders in 2002. The term of office for the directors elected at this annual meeting will expire in 2003. All officers serve at the discretion of the Board of Directors.

John P. Mackey, 46, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980.

Chris Hitt, 50, has served as President of the Company since January 1999. Mr. Hitt has held various positions with the Company since 1985 including President of the Mid-Atlantic, Northern California, Northeast, Southeast, and Southwest Regions.

Glenda Flanagan, 45, has served as Vice President and Chief Financial Officer of the Company since December 1988.

James P. Sud, 47, has served as Vice President and Chief Operating Officer since May 1997. Mr. Sud had been President of MPS Production Company, an independent oil and gas company engaged in exploration, production and oil field equipment services from 1977 to May 1997. Mr. Sud served as a director of the Company from 1980 to March 1997.

Michael Besancon, 53, has served as President of the Mid-Atlantic Region since January 1999. Mr. Besancon joined the Company in 1995, serving as purchasing director for the Southern Pacific Region before becoming the Vice President for that region in 1996.

Rich Cundiff, 42, has served as President of the Southern Pacific Region since January 1996. Mr. Cundiff has held various positions with the Company since 1988, including President and Vice President of the Southwest Region and store team leader.

A.C. Gallo, 46, has served as President of the Northeast Region since July 1996. Mr. Gallo has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President of the Northeast Region, Vice President of Perishables and produce coordinator.

Juan Nunez, 41, has served as President of the Florida Region since September 1998. Mr. Nunez has held various positions with the Company and with Mrs. Gooch's Natural Food Markets, Inc., which was acquired by the Company in September 1993, including Vice President of the Southwest Region, Director of Store Operations, and store team leader.

Walter Robb, 46, has been with the Company since 1991 and served as President of the Northern Pacific Region since August 1993.

Dan Rodenberg, 44, has served as President of the Midwest Region since January 1997. Mr. Rodenberg has held various positions with the Company since 1989, including Vice President of the Mid-Atlantic and Midwest Regions and store team leader.

Lee Valkenaar, 44, has served as President of the Southwest Region since January 1996. Mr. Valkenaar has held various store team leader positions with the Company since 1987.

David W. Dupree, 46, has served as director of the Company since August 1996. Mr. Dupree is a Managing Partner and founder of The Halifax Group, a limited partnership founded to pursue small and mid cap investment opportunities. He was the Managing Director of The Carlyle Group, a Washington, D.C. based merchant banking concern, from 1992 to 1998. Mr. Dupree also serves as a director of Insight Health Services Corp.

Dr. John B. Elstrott, 51, has served as a director of the Company since February 1995. Dr. Elstrott is the founding director of the Levy Rosenblum Institute for Entrepreneurship at Tulane University's A.B. Freeman School of Business which was started in 1991. He has been on the faculty at Tulane since 1982.

Avram J. Goldberg, 70, has served as a director of the Company since May 1994. Mr. Goldberg has been the Chairman of the Board of AVCAR Group, Ltd., a consulting firm specializing in the retail industry, since 1989.

Fred "Chico" Lager, 45, has served as a director of the Company since January 1996. Mr. Lager has been a Trustee of Fenimore Asset Management Trust, a mutual fund company, since 1997. Mr. Lager has been a self-employed consultant, working with a select number of emerging small businesses, since 1991.

Linda A. Mason, 45, has served as a director of the Company since July 1992. Mrs. Mason is the co-founder of Bright Horizons Family Solutions, Inc., which operates work-site childcare centers, and served as its President from 1986 to July 1998. Since July 1998, she has served as Chairman of the Board.

Jirka Rysavy, 45, has served as a director of the Company since November 1998. Mr. Rysavy is the founder, Chairman and Chief Executive Officer of Gaiam, Inc. which provides goods, services and information to customers who value the environment, a sustainable economy, healthy lifestyles and personal development. He has been Chairman since Gaiam's inception in 1988 and became the full-time Chief Executive Officer in December 1998. Mr. Rysavy is also Chairman Emeritus and a director of Corporate Express, Inc., a $4 billion corporate supplier of non-production goods. Mr. Rysavy founded Corporate Express in 1986 and until September 1998 was its Chairman and Chief Executive Officer.

Dr.  Ralph Z.  Sorenson,  66,  has  served as a director  of the  Company  since
December 1994. Dr. Sorenson is currently Professor Emeritus of business administration at the University of Colorado, Boulder and has served in various capacities at the University of Colorado since July 1992, including Dean of the College of Business and Graduate School of Business Administration. Dr. Sorenson serves as a director of the Polaroid Corporation, Houghton Mifflin Company, Eaton Vance, Inc. and Exabyte Corporation.

Each non-employee director of the Company receives $3,000 for each Board of Directors meeting he or she attends and $500 for each telephone meeting called by the Company which is greater than one hour in length and in which a majority of directors participate. Each non-employee committee chair receives an annual retainer of $1,500. Each non-employee director receives $500 for each committee meeting attended. In addition, directors are reimbursed for reasonable expenses incurred in attending Board of Directors meetings. Directors who are employees of the Company are not paid any separate fees for serving as directors.

The Board of Directors held seven meetings in fiscal 1999. No director attended fewer than 75% of the meetings of the Board (and any committees thereof) which they were required to attend.

Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose any failure to file by these dates. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable shareholders timely filed these reports.

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

Item 11.   Executive Compensation

The following table sets forth information concerning compensation paid or accrued by the Company during the three-year period ended September 26, 1999 to or for the Company's Chief Executive Officer and the certain other highest compensated executive officers of the Company whose total compensation exceeded $100,000.


Summary Compensation Table
--------------------------
                                                                                Other           Company
                                                                               Annual            Stock
Name and Principal Position      Year          Salary (1)       Bonus     Compensation (2)      Options
-------------------------------------------------------------------------------------------------------

John P. Mackey                    1999         $200,000        $ 50,000         $ -             9,000
CEO                               1998          185,000          90,000          500            9,000
                                  1997          170,000          93,000          500            9,000

Chris Hitt                        1999         $180,000        $ 72,000         $ -             4,000
President                         1998          165,000          94,000          500                -
                                  1997          150,000          68,900          500            3,600

Glenda Flanagan                   1999         $165,000        $ 65,000         $ -             4,000
CFO                               1998          150,000         125,000          500            4,000
                                  1997          135,000         105,000          500            4,000

James P. Sud                      1999         $165,000        $ 65,000         $ -             4,000
COO                               1998          150,000         125,000          500            4,000
                                  1997 (3)       90,000          47,600           -            14,000

Walter Robb                       1999         $175,000        $ 79,000         $ -             3,900
Regional President                1998          130,000         145,000          500            4,000
Northern Pacific Region           1997          130,000          92,000          500            4,000
-----------------------------------------------------------------------------------------------------

(1) The Company has a policy that limits the cash compensation paid in any one year to any Team Member to ten times the average full time salary of all Team Members. Amounts earned in excess of the salary limitation may be deferred to the next year, subject to certain restrictions.
(2) The amounts indicated reflect the Company's contributions on behalf of the persons indicated to the Whole Foods Market, Inc. Savings Plan and Trust. In 1997 and 1998, the Company's contribution was a maximum of $500 paid in shares of the Company's common stock. The Company's contribution for 1999 has not been determined as of November 30, 1999.
(3) Salary and bonus for 1997 are prorated to reflect May 1, 1997 employment date.

Option Plans
The following table sets forth certain information with respect to the options granted during the fiscal year ended September 26, 1999 to each executive officer of the Company listed in the Summary Compensation Table set forth under the caption "Executive Compensation."


Option Grants in Fiscal Year 1999
---------------------------------

                                   Percent of
                                  Total Options      Exercise or                      Potential Realizable Value at
                      Number of    Granted to        Base Price                    Assumed Annual Rates of Stock Price
                       Options    Employees in       in Dollars       Expiration    Appreciation for Option Term (1)
     Name              Granted     Fiscal Year      per Share (2)        Date              5 %             10 %
----------------------------------------------------------------------------------------------------------------

 John P. Mackey        9,000           *               $31.875          3/29/06        $116,787         $272,163
 Chris Hitt            4,000           *               $31.875          3/29/06         $51,905         $120,961

 Glenda Flanagan       4,000           *               $31.875          3/29/06         $51,905         $120,961

 James P. Sud          4,000           *               $31.875          3/29/06         $51,905         $120,961

 Walter Robb           3,900           *               $31.875          3/29/06         $50,608         $117,937
 ---------------------------------------------------------------------------------------------------------------

*    Less than one percent
(1) The 5% and 10% assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not reflect the Company's estimates or projections of future prices of the shares of the Company's common stock. There can be no assurance that the amounts reflected in this table will be achieved.
(2)  Closing price of common stock at date of grant.

The following table sets forth certain information with respect to the options exercised by the executive officers named above during the year ended September
26, 1999 or held by such persons at September 26, 1999. The number of options held at September 26, 1999 includes options granted under the 1992 Option Plan for Team Members and under the 1987 Option and Incentive Plan (the "1987 Plan").
The 1987 Plan was terminated by the Company in 1992, except as to options previously granted.

Aggregated  Option  Exercises  in Fiscal  Year 1999 and  Fiscal  Year End Option
Values
--------------------------------------------------------------------------------

                                                     Number of                    Value of Unexercised
                  Shares                         Unexercised Options             In-the-Money Options (2)
                 Acquired       Value            at September 26, 1999             at September 26, 1999
                                                 ---------------------           -----------------------
   Name         on Exercise    Realized (1) Exercisable      Unexercisable      Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------
John P. Mackey      20,000      $663,350       69,700            23,300         $1,495,459           $10,062
Chris Hitt               -             -       34,181            14,255           $439,459           $83,509
Glenda Flanagan      5,100      $160,238       60,950            12,050         $1,309,667           $65,294
James P.Sud              -             -       15,900            14,900           $214,438           $98,231
Walter Robb          2,670      $108,945       33,738            10,212           $432,796           $52,748
----------------------------------------------------------------------------------------------------------------

(1) Based upon the market price of the underlying shares of common stock of Whole Foods Market at date of exercise and the option exercise price.
(2) Based upon the closing price of the common stock of Whole Foods Market on September 26, 1999, which was $33.094 per share.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of November 30, 1999 for (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table set forth under the caption "Executive Compensation," and (iv) all of the directors and officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.


                                                                              Shares Owned (1)
                                                               -----------------------------------------------
Name                                                           Number                                 Percent
--------------------------------------------------------------------------------------------------------------

Wellington Management Company (2)                             1,717,600                                  6%
David W. Dupree (3)                                               9,551                                  *
Dr. John B. Elstrott (4)                                          7,800                                  *
Glenda Flanagan (5)                                              66,974                                  *
Avram J. Goldberg (6)                                            18,200                                  *
Chris Hitt (7)                                                   52,205                                  *
Fred "Chico" Lager (8)                                           13,317                                  *
John P. Mackey (9)                                              321,567                                  1%
Linda A. Mason (10)                                              18,000                                  *
Walter Robb (11)                                                 44,598                                  *
Dr. Ralph Z. Sorenson (12)                                       13,000                                  *
James P. Sud (13)                                                57,475                                  *
All directors and officers as a group (18 persons)              776,039                                  3%
--------------------------------------------------------------------------------------------------------------

*      Less than one percent
(1) Includes shares issuable upon exercise of stock options, which are vested or will be vested prior to January 29, 2000.
(2)  Based on  information  contained  in Schedule  13G, as filed on February 9,
     1999.  The  amount  indicated  reflects  Wellington   Management  Company's
     beneficial ownership as of December 31, 1998. Of the shares indicated, Wellington Management Company has the sole voting power of 0 shares and the sole power to dispose of 0 shares. The address of such shareholder is 75 State Street, Boston, Massachusetts 02109.
(3)  Includes options to purchase 3,582 shares of common stock.
(4)  Includes options to purchase 3,500 shares of common stock.
(5)  Includes options to purchase 60,950 shares of common stock.
(6)  Includes options to purchase 14,600 shares of common stock.
(7)  Includes options to purchase 34,181 shares of common stock.
(8)  Includes options to purchase 11,500 shares of common stock.
(9)  Includes options to purchase 72,200 shares of common stock.
(10) Includes options to purchase 18,000 shares of common stock.
(11) Includes options to purchase 33,738 shares of common stock.
(12) Includes options to purchase 13,000 shares of common stock.
(13) Includes options to purchase 15,900 shares of common stock.

Item 13. Certain Relationships and Related Transactions

John P. Mackey and Glenda Flanagan, executive officers of the Company, own approximately 13% in the aggregate of BookPeople, Inc. which leases facilities from the Company. The lease provides for an aggregate annual minimum rent of approximately $391,000 which was received in rental income by the Company in fiscal 1999.

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1) and (2) Financial Statements and Schedules.
       Reference is made to the listing on page 30 of all financial statements filed as a part of this report. No schedules are required.
(b)    (3)   Exhibits
       Reference is made to the Exhibit Index on page 53 for a list of all exhibits filed as a part of this report.


Whole Foods Market, Inc. and Subsidiaries
Index to Consolidated Financial Statements

                                                                                                   Page
                                                                                                  Number
---------------------------------------------------------------------------------------------------------

Independent Auditors' Report                                                                        31
Consolidated Balance Sheets at September 26, 1999 and September 27, 1998                            32
Consolidated Statements of Operations for the fiscal years ended September 26, 1999,
   September 27, 1998 and September 28, 1997                                                        33
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
   fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997                 34
Consolidated Statements of Cash Flows for the fiscal years ended September 26, 1999,
   September 27, 1998 and September 28, 1997                                                        35
Notes to Consolidated Financial Statements                                                          37
---------------------------------------------------------------------------------------------------------

Whole Foods Market, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors
Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. and subsidiaries ("Company") as of September 26, 1999 and September 27, 1998 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended September 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whole Foods Market, Inc. and subsidiaries as of September 26, 1999 and September 27, 1998, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 26, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
-----------------
Austin, Texas
November 15, 1999


Whole Foods Market, Inc. and Subsidiaries
Consolidated Balance Sheets In thousands
September 26, 1999 and September 27, 1998



Assets
                                                                                         1999                  1998
-------------------------------------------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents                                                         $     9,019                36,674
Marketable securities                                                                       -                27,019
Trade accounts receivable                                                              19,578                15,201
Merchandise inventories                                                                93,452                85,628
Prepaid expenses and other current assets                                              11,169                 8,870
Deferred income taxes                                                                   7,407                10,701
-------------------------------------------------------------------------------------------------------------------
   Total current assets                                                               140,625               184,093
Property and equipment, net of accumulated depreciation and amortization              407,204               291,478
Marketable securities and other long-term investments                                  23,600                     -
Acquired leasehold rights, net of accumulated amortization                             14,150                12,150
Excess of cost over net assets acquired, net of accumulated amortization               49,288                35,802
Other assets, net of accumulated amortization                                          24,868                21,285
-------------------------------------------------------------------------------------------------------------------
                                                                                  $   659,735               544,808
===================================================================================================================

Liabilities and Shareholders' Equity
                                                                                         1999                  1998
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations              $     6,655                   343
Trade accounts payable                                                                 49,038                34,137
Accrued payroll, bonus and employee benefits                                           29,638                26,670
Other accrued expenses                                                                 36,024                29,879
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                          121,355                91,029
Long-term debt and capital lease obligations, less current installments                                     208,862
158,673
Deferred rent liability                                                                 9,375                 7,932
Other long-term liabilities                                                             4,376                 6,792
Deferred income taxes                                                                   4,547                 3,109
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                  348,515               267,535
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 100,000 shares authorized,  26,986 and 26,500 shares issued, 26,378 and 26,500
     shares outstanding in 1999 and 1998, respectively                                230,131               219,189
Common stock in treasury, at cost                                                     (18,939)                    -
Accumulated other comprehensive income                                                      -                   211
Retained earnings                                                                     100,028                57,873
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            311,220               277,273
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------------------------------
                                                                                  $   659,735               544,808
===================================================================================================================
See accompanying notes to consolidated financial statements.





Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Operations In thousands, except per share data
Fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997



                                                                            1999             1998              1997
-------------------------------------------------------------------------------------------------------------------

Sales                                                               $  1,567,879        1,389,768         1,117,346
Cost of goods sold and occupancy costs                                 1,029,350          921,104           749,551
Inventory writeoffs associated with reorganization                         2,480                -                 -
-------------------------------------------------------------------------------------------------------------------
   Gross profit                                                          536,049          468,664           367,795
Selling, general and administrative expenses                             448,147          385,573           312,703
Pre-opening and relocation costs                                           5,914            3,979             5,243
Merger expenses                                                                -            1,699             4,887
Other reorganization and asset disposal costs                              6,979                -                 -
-------------------------------------------------------------------------------------------------------------------
   Income from operations                                                 75,009           77,413            44,962
Other income (expense):
Interest expense                                                          (8,248)          (7,685)           (6,044)
Investment and other income                                                2,345            2,328               450
-------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                             69,106           72,056            39,368
Provision for income taxes                                                26,951           26,661            12,724
-------------------------------------------------------------------------------------------------------------------
   Net income                                                       $     42,155           45,395            26,644
===================================================================================================================

Basic income per common share                                       $       1.60             1.74              1.10
===================================================================================================================
Weighted average common shares outstanding                                26,374           26,159            24,194
===================================================================================================================

Diluted income per common share                                     $       1.54             1.64              1.06
===================================================================================================================
Weighted average shares outstanding, diluted basis                        27,446           27,744            25,162
===================================================================================================================
See accompanying notes to consolidated financial statements.


Whole Foods Market, Inc. and Subsidiaries
Consolidated  Statements of  Shareholders' Equity and Comprehensive Income In thousands
Fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997

                                                                              Accumulated
                                                                  Common         Other       Retained        Total
                                        Shares      Common       Stock in    Comprehensive   Earnings    Shareholders'
                                      Outstanding    Stock       Treasury    Income (Loss)   (Deficit)      Equity
-------------------------------------------------------------------------------------------------------------------
Balances at September 29, 1996           23,792   $  183,305          -           (217)      (11,064)       172,024
-------------------------------------------------------------------------------------------------------------------
Net income                                    -            -          -              -        26,644         26,644
Change in unrealized gain (loss)
   on investments                             -            -          -             92             -             92
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                          -            -          -             92        26,644         26,736
Adjustment to conform fiscal year of
   pooled entity                              -            -          -              -        (1,268)        (1,268)
Other acquisitions                          244        2,200          -              -        (1,236)           964
Issuance of common stock                    514        7,907          -              -             -          7,907
Common stock purchased and retired          (97)      (2,187)         -              -             -         (2,187)
Tax benefit related to exercise of
   employee stock options                     -        1,289          -              -             -          1,289
-------------------------------------------------------------------------------------------------------------------
Balances at September 28, 1997           24,453      192,514          -           (125)       13,076        205,465
-------------------------------------------------------------------------------------------------------------------
Net income                                    -            -          -              -        45,395         45,395
Change in unrealized gain (loss)
   on investments                             -            -          -            336             -            336
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                          -            -          -            336        45,395         45,731
Acquisitions                              1,187        2,027          -              -          (598)         1,429
Issuance of common stock                    860       14,925          -              -             -         14,925
Tax benefit related to exercise of
   employee stock options                     -        9,723          -              -             -          9,723
-------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1998           26,500      219,189          -            211        57,873        277,273
-------------------------------------------------------------------------------------------------------------------
Net income                                    -            -          -              -        42,155         42,155
Change in unrealized gain (loss)
   on investments                             -            -          -           (211)            -           (211)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                          -            -          -           (211)       42,155         41,944
Issuance of common stock                    486        7,049          -              -             -          7,049
Common stock purchased                     (608)           -    (18,939)             -             -        (18,939)
Tax benefit related to exercise of
   employee stock options                     -        3,893          -              -             -          3,893
-------------------------------------------------------------------------------------------------------------------
Balances at September 26, 1999           26,378   $  230,131    (18,939)             -       100,028        311,220
===================================================================================================================
See accompanying notes to consolidated financial statements.





Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows In thousands
Fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997


                                                                            1999             1998              1997
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                             $  42,155           45,395            26,644
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation and amortization                                        53,339           42,307            34,456
     Loss on disposal of fixed assets                                      1,285            1,421             1,945
     Reorganization and asset disposal costs                               9,459                -                 -
     Other loss provisions                                                     -                -             1,088
     Deferred income tax expense (benefit)                                 4,732           (1,204)           (1,390)
     Change in LIFO reserve                                                  834              417               800
     Rent differential                                                     1,443            1,525               800
     Tax benefit related to exercise of employee stock options             3,893            9,723             1,289
     Interest accretion on long-term debt                                  6,058            3,337                 -
     Adjustment to conform fiscal year of pooled entity                        -                -            (1,268)
     Lease termination and other merger accrual payments                  (2,169)          (8,497)           (2,956)
     Other                                                                     -                -               449
     Net change in current assets and liabilities:
       Trade accounts receivable                                          (5,751)          (1,922)           (4,681)
       Merchandise inventories                                            (8,093)         (14,442)          (18,694)
       Prepaid expenses and other current assets                          (4,986)             883              (510)
       Trade accounts payable                                             11,854             (947)            3,934
       Accrued payroll, bonus and employee benefits                        2,724            4,948             9,671
       Other accrued expenses                                              6,414            7,929             2,464
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                             123,191           90,873            54,041
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Acquisition of property and equipment                                    (75,048)         (41,197)          (31,062)
Development costs of new store locations                                 (80,976)         (54,521)          (24,566)
Acquisition of intangible assets                                          (9,994)          (4,984)           (6,693)
Purchase of marketable securities and other long-term investments        (23,600)         (25,594)                -
Proceeds from sale of marketable securities                               26,808                -             5,899
Payment for purchase of acquired entities, net of cash acquired          (24,500)          (1,841)                -
Other investing activities                                                     -             (191)                -
-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                (187,310)        (128,328)          (56,422)
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             (continued)




Whole Foods Market, Inc. and Subsidiaries
Consolidated  Statements  of Cash Flows  (continued)  In thousands
Fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997




                                                                            1999             1998              1997
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Net proceeds from issuance of convertible debentures                   $       -          111,748                 -
Net proceeds from long-term borrowings                                    49,000           11,000            24,336
Payments on long-term debt and capital lease obligations                    (646)         (76,939)          (18,277)
Issuance of common stock                                                   7,049           14,925             7,907
Purchase of treasury stock                                               (18,939)               -            (2,187)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                              36,464           60,734            11,779
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (27,655)          23,279             9,398
Cash and cash equivalents at beginning of year                            36,674           13,395             3,997
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $   9,019           36,674            13,395
===================================================================================================================

Supplemental  disclosures  of cash flow  information
Interest and income taxes paid:
   Interest                                                            $   3,245            5,691             6,733
===================================================================================================================
   Federal and state income taxes                                      $  21,159           16,618            11,221
===================================================================================================================
See accompanying notes to consolidated financial statements.


Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997

(1) Corporate Organization
The consolidated financial statements include the accounts of Whole Foods Market, Inc. and its subsidiaries ("Company"). All significant majority-owned subsidiaries are consolidated on a line-by-line basis. All significant intercompany accounts and transactions are eliminated upon consolidation. Where appropriate, prior years' financial statements have been reclassified to conform with the 1999 presentation.

(2) Summary of Significant Accounting Policies
Business
The Company and its subsidiaries engage in the sale of natural food and nutritional products, primarily through its natural foods supermarkets and direct marketing of nutritional supplements. As of September 26, 1999, the Company operated 100 stores, all of which are located in the United States, and engaged in direct marketing of nutritional supplements primarily in the United States.

Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 1999, 1998 and 1997 are 52-week years.

Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Investments in Debt and Equity Securities
Marketable securities and other long-term investments at September 26, 1999 consisted of investments in equity instruments of public and non-public companies. Marketable securities at September 27, 1998 consisted of investments in short-term high quality corporate bond funds. The Company classifies its investments in debt and equity securities of public companies as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established. The Company's investments in equity securities of non-public companies at September 26, 1999 are accounted for under the cost method. Realized gains and losses from the sale of investments in debt and equity securities are determined on a specific identification basis. Dividend and interest income are recognized when earned.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(2) Summary of Significant Accounting Policies, continued
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll, bonus and employee benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of notes payable to banks approximates fair value due to variable interest rates charged on these notes. Marketable securities are stated at fair value with unrealized gains and losses included as a component of shareholders' equity until realized. The fair value of long-term investments accounted for under the cost method is estimated, where practicable, based on prices recently paid for shares in those companies. The fair value of convertible subordinated debentures is estimated using quoted market prices. The fair value of senior unsecured notes is estimated by discounting the future cash flows at the rates currently available to the Company for similar debt instruments of comparable maturities. Carrying amounts and fair values of the Company's financial instruments other than those for which carrying amounts approximate fair values as noted above are as follows (in thousands):


                                                                           1999                       1998
                                                                  ----------------------     ----------------------
                                                                   Carrying         Fair     Carrying       Fair
                                                                    Amount          Value     Amount        Value
-------------------------------------------------------------------------------------------------------------------

Assets:
   Marketable securities, short-term                             $        -            -    $  27,019        27,019
   Marketable securities, long-term                                   3,600        3,600            -             -
   Other long-term investments                                       20,000       20,000            -             -

Liabilities:
   Convertible subordinated debentures                           $  124,419      101,656    $ 118,361       105,581
   Senior unsecured notes                                            40,000       40,444       40,000        42,842
===================================================================================================================

Inventories
Inventories, both retail and wholesale, are valued at the lower of cost or market. Cost is principally determined by the last-in, first-out ("LIFO") method. The manufactured inventories of Amrion and Allegro are determined by the first-in, first-out ("FIFO") method. The excess of estimated current costs over LIFO carrying value was approximately $4,492,000 and $3,658,000 at September 26, 1999 and September 27, 1998, respectively. Balances of inventories are as follows (in thousands):

                                                                                                  1999         1998
-------------------------------------------------------------------------------------------------------------------
Manufactured inventories:
   Raw materials                                                                            $   11,380       10,472
   Work in process                                                                                 651          363
   Finished goods                                                                                8,451       12,446
-------------------------------------------------------------------------------------------------------------------
     Total manufactured inventories                                                             20,482       23,281
-------------------------------------------------------------------------------------------------------------------
Other inventories, net of LIFO reserve                                                          72,970       62,347
-------------------------------------------------------------------------------------------------------------------
                                                                                            $   93,452       85,628
===================================================================================================================
                                                                                                        (continued)


Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(2) Summary of Significant Accounting Policies, continued
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation of equipment is provided over the estimated useful lives (generally 3 to 15 years) using the straight-line method. Leasehold improvements are depreciated on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Costs related to a projected site determined to be unsatisfactory and general site selection costs which cannot be identified with a specific store location are charged to operations currently.

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations. In fiscal 1999 and prior years, the Company capitalized pre-opening costs and expensed such amounts in the quarter of the location opening. The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal year 2000, with the initial application recognized as the cumulative effect of a change in accounting principle. Capitalized pre-opening costs at September 26, 1999 totaled approximately $647,000.

Acquired Leasehold Rights
Acquired leasehold rights are amortized as rent expense over the remaining lease term using the straight-line method. Accumulated amortization of acquired leasehold rights at September 26, 1999 and September 27, 1998 totaled approximately $2,238,000 and $2,081,000, respectively.

Excess of Cost Over Net Assets Acquired
Excess of cost over net assets acquired is amortized over 40 years using the straight-line method. Accumulated amortization of excess of cost over net assets acquired at September 26, 1999 and September 27, 1998 totaled approximately $8,301,000 and $6,973,000, respectively. The carrying value of the excess of cost over net assets acquired is evaluated periodically in relation to such factors as the occurrence of a significant event, the operating performance of each acquired subsidiary and the estimated future undiscounted cash flows of the underlying business of each subsidiary.

Other Assets
Other assets include non-competition agreements, trademarks and certain costs associated with the issuance of debt. Non-competition agreements and debt issuance costs are amortized over the life of the related agreement using the straight-line method. Trademarks are amortized over 40 years using the straight-line method. Also included in other assets at September 26, 1999 and September 27, 1998 was a note receivable with a carrying amount of approximately $2,213,000 and $2,341,000, respectively. Accumulated amortization included in other assets at September 26, 1999 and September 27, 1998 totaled approximately $6,358,000 and $3,497,000, respectively.

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

Advertising
The Company expenses the production costs of advertising when the advertising first takes place, except for direct-response advertising which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of direct mail advertising, including deferred promotional mailing costs, of the Company's products. The capitalized costs of mailed promotional materials are amortized over the expected promotional benefit period of three months. Advertising expense for fiscal years 1999, 1998 and 1997 was approximately $17,628,000, $19,121,000 and $14,403,000, respectively.
                                                                     (continued)

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

Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the fiscal period. Diluted income per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and convertible debt.


A reconciliation of the denominators of the basic and diluted income per share calculations follows (in thousands):

                                                              1999              1998             1997
-------------------------------------------------------------------------------------------------------

Denominator for basic income per
   share: weighted average shares                             26,374           26,159            24,194

Additional shares deemed outstanding from
   the assumed exercise of stock options                       1,072            1,585               968
-------------------------------------------------------------------------------------------------------
Denominator for diluted income per
   share: adjusted weighted average
   shares and assumed conversions                             27,446           27,744            25,162
=======================================================================================================

The computation of diluted income per share does not include approximately 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures at the end of fiscal years 1999 and 1998 and options to purchase approximately 1,508,000 shares, 1,014,000 shares and 380,000 shares of common stock at the end of fiscal years 1999, 1998 and 1997, respectively, because to do so would be antidilutive.

Comprehensive Income
Effective September 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Financial statements for all periods presented have been restated to reflect the adoption of SFAS No. 130. The Company's comprehensive income consisted of net income and changes in unrealized gains and losses on marketable securities, net of tax. Comprehensive income is reflected in the consolidated statements of shareholders' equity and comprehensive income.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for depreciation and amortization, allowance for doubtful accounts, employee benefit plans, taxes, reorganization reserves and contingencies.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(3) Business Combinations
Nature's Heartland
In April 1999, the Company acquired the outstanding stock of Nature's Heartland, Inc., which operated four natural foods supermarkets in the greater Boston metropolitan area, in exchange for approximately $25 million in cash. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in acquired goodwill of approximately $13.5 million, which is being amortized on a straight-line basis over 40 years. Pro forma results of operations are not presented due to the immaterial effect of the acquired company's results on consolidated results of operations.

Merchant of Vino
In December 1997, the Company acquired Merchant of Vino, which operated four gourmet/natural food supermarkets and two specialty wine and gourmet food shops in the greater Detroit metropolitan area, for approximately 1 million shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of the acquired entity to the Company's consolidated financial statements, financial information for the periods prior to fiscal 1998 has not been restated. An adjustment to decrease retained earnings by approximately $1.8 million was recorded to include results of operations of the acquired entity prior to the combination in these consolidated financial statements. Revenue and results of operations of the acquired entity for the period from September 29, 1997 through the date of acquisition are not material to the combined results. Transaction and other merger-related costs associated with the acquisition of Merchant of Vino totaled approximately $1,139,000.

Allegro Coffee Company
In December 1997, the Company acquired Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, for approximately 175,000 shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of the acquired entity to the Company's consolidated financial statements, financial information for the periods prior to fiscal 1998 has not been restated. An adjustment to increase retained earnings by approximately $1.2 million was recorded to include results of operations of the acquired entity prior to the combination in these consolidated financial statements. Revenue and results of operations of the acquired entity for the period from September 29, 1997 through the date of acquisition are not material to the combined results. Transaction and other merger-related costs associated with the acquisition of Allegro Coffee Company totaled approximately $560,000.

Amrion, Inc.
In September 1997, the Company acquired Amrion, Inc., a Boulder, Colorado-based company engaged in developing, producing and marketing nutriceuticals and nutritional supplements, in exchange for approximately 4,680,000 shares of Company common stock plus the assumption of approximately 330,000 outstanding options to purchase shares of common stock. The merger was accounted for using the pooling-of-interests method and, accordingly, financial information for the periods prior to the merger date was restated to reflect the business combination. Transaction and other merger-related costs associated with the acquisition of Amrion totaled approximately $4,887,000.

Granary Market
In August 1997, the Company acquired Organic Merchants, Inc., doing business as Granary Market ("Granary"), which operated a natural foods market in Monterey, California, in exchange for approximately 33,000 shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Granary financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination was not restated. An adjustment to increase retained earnings by approximately $346,000 was recorded to include results of Granary operations for the periods prior to the combination in these consolidated financial statements. Revenue and results of operations of Granary for the period from September 30, 1996 through the date of acquisition were not material to the combined results.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(3) Business Combinations, continued
Bread of Life
In April 1997, the Company acquired Bread of Life, Inc. ("Bread of Life"), which operated two natural foods markets in South Florida, in exchange for approximately 200,000 shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of Bread of Life financial statements to the Company's consolidated financial statements, financial information for the periods prior to the combination was not restated. An adjustment to decrease retained earnings by approximately $1,582,000 was recorded to include results of Bread of Life operations for the periods prior to the combination in these consolidated financial statements. Revenue and results of operations of Bread of Life for the period from September 30, 1996 through the date of acquisition were not material to the combined results.

(4) Reorganization and Asset Disposal Costs
During the fourth quarter of fiscal 1999, the Company recognized reorganization and asset disposal costs totaling approximately $9,459,000. Included in this total are costs associated with the elimination of certain business lines at Amrion, the disposal of accounting and distribution software, and other hardware and software disposals. Reorganization costs associated with business lines eliminated totaled approximately $3,519,000 and consisted primarily of inventory writeoffs totaling approximately $2,480,000 that have been classified as a component of cost of goods sold and the writedown of other remaining assets to net realizable value. Costs associated with the disposal of accounting and distribution software which was replaced with the implementation of new financial software totaled approximately $2,848,000. Costs associated with other hardware and software disposals totaled approximately $3,092,000 and consisted of the writeoffs of certain Year 2000 non-compliant or obsolete hardware and certain software under development that the Company determined would not be placed in service. Substantially all activities related to the reorganization and asset disposals have been completed.


(5) Property and Equipment
Balances of major classes of property and equipment are as follows (in thousands):

                                                                                1999               1998
-------------------------------------------------------------------------------------------------------

Land                                                                      $   13,595             11,051
Buildings and leasehold improvements                                         238,766            190,341
Fixtures and equipment                                                       259,979            207,534
Construction in progress and equipment not yet in service                     67,535             20,196
-------------------------------------------------------------------------------------------------------
                                                                             579,875            429,122
Less accumulated depreciation and amortization                               172,671            137,644
-------------------------------------------------------------------------------------------------------
                                                                          $  407,204            291,478
=======================================================================================================

Depreciation and amortization expense related to property and equipment totaled approximately $46,967,000, $37,344,000 and $30,725,000 for fiscal years 1999,
1998 and 1997, respectively. Property and equipment includes approximately $1,759,000, $735,000 and $769,000 of interest capitalized during fiscal years 1999, 1998 and 1997, respectively.


Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Long-Term Debt
The Company has long-term debt and  obligations  under capital leases as follows
(in thousands):

                                                                                         1999                  1998
-------------------------------------------------------------------------------------------------------------------

Obligations under capital lease agreements for equipment,
   due in monthly installments through 2005                                        $    1,716                   590
Notes payable to banks                                                                 49,000                     -
Senior unsecured notes                                                                 40,000                40,000
Convertible debentures, including accreted interest                                   124,419               118,361
Other notes payable                                                                       382                    65
-------------------------------------------------------------------------------------------------------------------
                                                                                      215,517               159,016
Less current installments                                                               6,655                   343
-------------------------------------------------------------------------------------------------------------------
                                                                                   $  208,862               158,673
===================================================================================================================

The Company's bank credit agreement was amended in June 1999 to provide a revolving line of credit of up to $100 million through June 28, 2002. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at the Company's option of either a defined base rate or the Eurodollar rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At September 26, 1999, approximately $49 million was drawn and at September 27, 1998, there were no amounts drawn under the agreement. The average interest rate on amounts outstanding under this agreement at September 26, 1999 was approximately 6.45%. The amounts available to the Company under this line of credit were effectively reduced by outstanding letters of credit totaling approximately $6.9 million and $5.8 million at September 26, 1999 and September 27, 1998, respectively.

During the second quarter of fiscal 1998, the Company issued a private offering under Rule 144A of the Securities Act of 1933, as amended, of zero coupon convertible subordinated debentures with no sinking fund requirement and a scheduled maturity date of March 2, 2018. The debentures were subsequently registered. The offering resulted in gross proceeds to the Company of approximately $115 million. The issue price of the debentures results in an effective yield to maturity of 5 percent. The principal amount of the debentures at maturity is approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 5.320 shares per $1,000 principal amount at maturity, initially representing a conversion price of approximately $70 per share of common stock, or approximately 1,643,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, the Company, at its option, may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption.
Subsequent to March 2, 2003, the Company, at its option, may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. All amounts outstanding under the Company's line of credit were repaid during the second quarter of fiscal 1998 with proceeds from the issuance of the convertible subordinated debentures.

Senior unsecured notes payable bear interest at 7.29% and are payable in seven equal annual installments of approximately $5,714,000 beginning May 16, 2000. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios as defined in the agreement. At September 26, 1999 and September 27, 1998, the Company was in compliance with the debt covenants.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(7) Leases
The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal at various dates from 2000 to 2024. Rental expense charged to operations under operating leases for fiscal years 1999, 1998 and 1997 totaled approximately $38,870,000, $35,180,000 and
$29,153,000, respectively. Minimum rental commitments required by all noncancelable leases are approximately as follows (in thousands):

                                                                                      Capital             Operating
-------------------------------------------------------------------------------------------------------------------

2000                                                                                 $    975                51,212
2001                                                                                      666                53,140
2002                                                                                      188                52,505
2003                                                                                       12                50,572
2004                                                                                       12                49,053
Future years                                                                                2               464,302
---------------------------------------------------------------------------------------------
                                                                                        1,855
Less amounts representing interest                                                        139
---------------------------------------------------------------------------------------------
                                                                                        1,716
Less current installments                                                                 879
---------------------------------------------------------------------------------------------
                                                                                     $    837
===================================================================================================================

Minimum rentals for operating leases do not include certain amounts of contingent rentals which may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During fiscal 1999, 1998 and 1997, the Company paid contingent rentals of approximately $2,022,000, $1,456,000 and $1,200,000 respectively. Certain officers of the Company own approximately 13% of a business which leases facilities from the Company under a lease that commenced in fiscal 1995. The Company's rental income from this lease during fiscal years 1999, 1998 and 1997 totaled approximately $391,000, $456,000 and $582,000, respectively.

(8) Income Taxes
Components of total income tax expense are as follows (in thousands):

                                                                   1999                  1998                  1997
-------------------------------------------------------------------------------------------------------------------
Current federal income tax                                   $   17,255                22,165                11,556
Current state income tax                                          4,964                 5,700                 2,558
-------------------------------------------------------------------------------------------------------------------
Total current tax                                                22,219                27,865                14,114
-------------------------------------------------------------------------------------------------------------------
Deferred federal income tax                                       4,423                (1,463)                  271
Deferred state income tax                                           309                   259                (1,661)
-------------------------------------------------------------------------------------------------------------------
Total deferred tax                                                4,732                (1,204)               (1,390)
-------------------------------------------------------------------------------------------------------------------
Total income tax expense                                     $   26,951                26,661                12,724
===================================================================================================================
                                                                                                        (continued)



Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(8) Income Taxes, continued
Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income before taxes as follows (in thousands):

                                                                   1999                  1998                  1997
-------------------------------------------------------------------------------------------------------------------
Federal tax based on statutory rates                         $   24,187                25,220                13,779
Increase (reduction) in income taxes resulting from:
   Non-deductible merger transaction costs                            -                 2,677                   646
   Non-deductible amortization of cost in excess
     of net assets acquired                                         389                   356                   354
   Reduction in valuation allowance                                   -                (7,760)               (3,086)
   Deductible state income taxes                                 (1,846)               (2,085)                 (895)
   Other, net                                                    (1,052)                2,294                 1,029
-------------------------------------------------------------------------------------------------------------------
Total federal taxes                                              21,678                20,702                11,827
State income taxes                                                5,273                 5,959                   897
-------------------------------------------------------------------------------------------------------------------
Total income tax expense                                     $   26,951                26,661                12,724
===================================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

Current deferred tax assets (liabilities)                                                1999                  1998
===================================================================================================================
Compensated absences, principally due to financial reporting accrual                 $  5,516                 4,500
Inventories, principally due to additional costs inventoried
   for tax purposes pursuant to the Tax Reform Act of 1986                              1,488                 2,843
Alternative minimum tax credit                                                              -                   245
Acquired net operating loss carryforwards                                                 468                 3,235
Other                                                                                     (65)                 (122)
-------------------------------------------------------------------------------------------------------------------
Net current deferred tax asset                                                       $  7,407                10,701
===================================================================================================================

Long-term deferred tax assets (liabilities)                                              1999                  1998
-------------------------------------------------------------------------------------------------------------------
Lease termination and other merger accruals                                          $    914                 1,462
Rent differential, principally due to financial
   reporting of pro rata expense                                                        4,012                 3,405
Financial basis of fixed assets in excess of tax basis                                 (8,990)               (7,052)
Capitalized costs expensed for tax purposes                                              (510)               (1,092)
Other                                                                                      27                   168
-------------------------------------------------------------------------------------------------------------------
Net long term deferred tax liability                                                   (4,547)               (3,109)
-------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                               $  2,860                 7,592
===================================================================================================================

Management believes that it is more likely than not that the Company will fully realize the total deferred tax assets based on the nature of these deductible temporary differences and a history of profitable operations. As of September 26, 1999, the Company had net operating loss carryforwards assumed in the Fresh Fields acquisition totaling approximately $1.1 million that will begin to expire in 2003 and are subject to certain limitations on use.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(9) Shareholders' Equity
Treasury Stock
The Board of Directors has authorized the Company to repurchase up to $50 million in outstanding shares of Company common stock. During fiscal year 1999, the Company repurchased 608,000 shares of its common stock for an aggregate cost of approximately $18,939,000. During the first quarter of fiscal year 2000, the Company repurchased an additional 429,000 shares of its common stock for an aggregate cost of approximately $13,534,000.

Preferred Stock Purchase Rights
On September 22, 1999, the Company's Board of Directors declared a dividend of one Right to purchase preferred stock ("Right") for each outstanding share of Company common stock to shareholders of record at the close of business on October 4, 1999. Each right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $225 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of Company common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of Company common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing Company common stock and will be transferable only with Company common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. After there is an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange shares of the Company's common stock or other securities for each Right not held by an Acquiring Person. At any time until ten days after a public announcement that the Rights have been triggered, the Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner. Certain subsequent amendments are also permitted. The Rights expire on September 22, 2009.

(10) Team Member Benefit Plans
Team Member Stock Option Plans
The Company grants options to purchase common stock under its 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 1999, 1998 and 1997 expire seven years from date of grant. The Company has, in connection with certain of its business combinations, assumed the stock option plans of the acquired companies. All options outstanding under the Company's previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 26, 1999, September 27, 1998 and September 28, 1997, approximately 519,000, 1,378,000 and 1,570,000 shares of Company common stock, respectively, were available for option grants.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(10) Team Member Benefit Plans
Team Member Stock Option Plans, continued
The following table summarizes option activity (in thousands, except per share data):


                                                                                                            Weighted
                                                                                     Number                  Average
                                                                                    of Options              Exercise
                                                                                    Outstanding               Price
----------------------------------------------------------------------------------------------------------------------

Balance at September 29, 1996                                                           2,688              $  17.19
Options granted                                                                           665                 22.48
Options assumed                                                                           330                  9.28
Options exercised                                                                        (413)                16.13
Options canceled                                                                         (165)                22.26
----------------------------------------------------------------------------------------------------------------------
Balance at September 28, 1997                                                           3,105                 17.36
Options granted                                                                         1,580                 68.39
Options exercised                                                                        (839)                16.70
Options canceled                                                                         (126)                41.06
----------------------------------------------------------------------------------------------------------------------
Balance at September 27, 1998                                                           3,720                 38.38
Options granted                                                                         1,165                 32.17
Options exercised                                                                        (471)                13.04
Options canceled                                                                         (291)                46.59
----------------------------------------------------------------------------------------------------------------------
Balance at September 26, 1999                                                           4,123              $  38.91
======================================================================================================================

A summary of options  outstanding  and exercisable at September 26, 1999 follows
(in thousands, except per share data):

                                                     Options Outstanding                      Options Exercisable
                                               ----------------------------------        -----------------------------
     Range of                                  Weighted Average          Weighted                          Weighted
  Exercise Prices                   Number         Remaining              Average          Number           Average
   From       To                Outstanding     Life (in Years)       Exercise Price     Exercisable    Exercise Price
  --------------------------------------------------------------------------------------------------------------------
  $ 0.90   $19.50                     933             3.83               $ 14.46             763           $ 14.18
   21.50    27.63                     626             4.43                 22.90             341             23.15
   31.88    36.50                   1,177             6.34                 32.06              47             33.47
   42.38    69.75                   1,387             5.47                 68.39             360             68.74
  --------------------------------------------------------------------------------------------------------------------
     Total                          4,123             5.19               $ 38.91           1,511           $ 29.79
  ====================================================================================================================

At September 27, 1998 and September 28, 1997, approximately 1,091,000 and 1,282,000 outstanding options, respectively, were exercisable. The weighted average exercise price for outstanding exercisable options was $16.10 and $15.36 at September 27, 1998 and September 28, 1997, respectively.
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(10) Team Member Benefit Plans
Team Member Stock Option Plans, continued

In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option grants. Accordingly, no compensation expense has been recognized for option grants to Team Members. As required by SFAS No. 123, the Company has determined pro forma net income and net income per common share as if compensation costs had been recognized based on the fair value of the options granted to Team Members. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:



                                                                     1999                  1998                  1997
-----------------------------------------------------------------------------------------------------------------------

Expected dividend yield                                               0.00%                 0.00%                 0.00%
Risk-free interest rate                                               5.23%                 5.63%                 6.79%
Expected volatility                                                  54.89%                53.72%                54.28%
Expected life, in years                                               3.40                  3.37                  3.28
=======================================================================================================================

The weighted average estimated fair values at grant date of Team Member stock options granted during fiscal years 1999, 1998 and 1997 were $13.91, $30.03 and $10.46, respectively. Had the Company recognized compensation cost based on the fair value of stock options granted to Team Members at grant date as determined using the Black-Scholes option valuation model described above consistent with SFAS No. 123, net income and diluted income per common share would have changed to the pro forma amounts shown below (in thousands, except per share data):

                                                                     1999                  1998                  1997
----------------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                                     $42,155                45,395                26,644
   Pro forma                                                       $30,175                36,437                23,660

Diluted income per common share:
   As reported                                                       $1.54                  1.64                  1.06
   Pro forma                                                         $1.10                  1.31                  0.94
======================================================================================================================

The above pro forma disclosures may not be representative of the effects on net income and net income per common share in future years because they do not take into consideration pro forma compensation expense related to grants awarded prior to fiscal year 1996 or additional stock options that may be granted in future years.

Team Member Stock Purchase Plan
The Company offers a Team Member stock purchase plan to all full-time Team Members with a minimum of 400 hours of service. Under this plan, participating Team Members may purchase common stock of the Company each fiscal quarter through payroll deductions. Participants in the plan may elect to purchase unrestricted shares of stock at 100 percent of its market value or restricted shares at 85 percent of its market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. Approximately 15,000, 8,000 and 9,000 shares were issued by the Company under this plan in fiscal 1999, 1998 and 1997, respectively.

Team Member 401(k) Plan
The Company offers a Team Member 401(k) plan to all Team Members with a minimum of one year of service and 1,000 service hours in the plan year. Company matching contributions under this plan, determined at the Company's discretion, totaled approximately $1,111,000, $821,000 and $436,000 in fiscal 1999, 1998 and
1997, respectively. Matching contributions were made in Company common stock totaling approximately 32,000 shares purchased in open market transactions in fiscal 1999 and approximately 13,000 and 15,000 newly-issued shares in fiscal 1998 and 1997, respectively.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(11) Quarterly Results (unaudited)
For fiscal years 1999 and 1998, the first quarter is 16 weeks and the remaining quarters are each 12 weeks. The following tables set forth selected quarterly unaudited consolidated statements of operations and operating information for the fiscal years ended September 26, 1999 and September 27, 1998 (in thousands except per share data):



                                                                        1st          2nd          3rd           4th
1999                                                                Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------

Sales                                                            $  456,239      358,872      377,580       375,188
Gross profit                                                        153,210      124,240      130,446       128,153
Pre-opening and relocation costs                                          -        2,243          809         2,862
Other reorganization and asset disposal costs                             -            -            -         6,979
Income from operations                                               22,905       20,513       21,513        10,078
Income before income taxes                                           21,238       19,094       19,753         9,021
Net income                                                           12,955       11,647       12,050         5,503
Basic income per share                                           $     0.49         0.44         0.46          0.21
Weighted average common shares outstanding                           26,552       26,339       26,205        26,342
Diluted income per share                                         $     0.47         0.43         0.44          0.20
Weighted average shares outstanding - diluted basis                  27,694       27,156       27,428        27,425
Average weekly sales per store                                   $      305          319          316           303
-------------------------------------------------------------------------------------------------------------------

                                                                        1st          2nd          3rd           4th
1998                                                                Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
Sales                                                            $  407,788      324,811      330,999       326,170
Gross profit                                                        135,752      110,939      110,832       111,141
Pre-opening and relocation costs                                      1,065        1,462        1,024           428
Merger expenses                                                       1,699            -            -             -
Income from operations                                               21,084       18,857       18,921        18,551
Income before income taxes                                           19,092       17,657       17,621        17,686
Net income                                                           12,028       11,124       11,101        11,142
Basic income per share                                           $     0.46         0.43         0.42          0.42
Weighted average common shares outstanding                           25,913       26,094       26,279        26,435
Diluted income per share                                         $     0.44         0.40         0.40          0.40
Weighted average shares outstanding - diluted basis                  27,523       27,824       27,880        27,824
Average weekly sales per store                                   $      287          299          299           290
-------------------------------------------------------------------------------------------------------------------


Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(12) Segment Information
In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which establishes standards for reporting information about operating segments and related disclosures about products, geographic information, and major customers. The Company has identified three business segments based on management responsibility and the nature of products and services: natural foods supermarkets, direct marketing and other. The natural foods supermarket segment includes all activities associated with retail sale of natural food and nutritional products through the Company's supermarkets. The direct marketing segment includes all activities of Amrion, which is engaged in developing, producing and marketing high quality nutriceuticals and nutritional supplements. The "Other" segment includes Allegro Coffee Company and all activities, including start-up costs, of the Company's Internet subsidiary, WholeFoods.com. The Company evaluates segments based on income from operations, which is defined as income before interest expense, investment and other income, and income taxes. Intersegment sales consist primarily of sales by Allegro Coffee Company and Amrion to natural foods supermarkets recorded using internal transfer prices based on cost. Costs and assets associated with corporate administrative activities are not allocated and are included in the natural foods supermarkets segment. Merger costs in 1998 and 1997 were associated with the natural foods supermarket segment. The Company does not rely on any major customers as a source of revenue. Summary segment information follows (in thousands):


                                                                            1999             1998              1997
-------------------------------------------------------------------------------------------------------------------

Sales:
   Natural foods supermarkets                                       $  1,485,618        1,299,147         1,049,283
   Direct marketing                                                       78,539           83,355            68,063
   Other                                                                  13,255           13,847                 -
-------------------------------------------------------------------------------------------------------------------
                                                                       1,577,412        1,396,349         1,117,346
   Intersegment sales                                                     (9,533)          (6,581)                -
-------------------------------------------------------------------------------------------------------------------
   Total                                                            $  1,567,879        1,389,768         1,117,346
===================================================================================================================

Other reorganization and asset disposal costs:
   Natural foods supermarkets                                       $      5,940                -                 -
   Direct marketing                                                        1,039                -                 -
   Other                                                                       -                -                 -
-------------------------------------------------------------------------------------------------------------------
   Total                                                            $      6,979                -                 -
===================================================================================================================

Depreciation and amortization:
   Natural foods supermarkets                                       $     48,902           38,156            32,362
   Direct marketing                                                        3,579            3,681             2,094
   Other                                                                     858              470                 -
-------------------------------------------------------------------------------------------------------------------
   Total                                                            $     53,339           42,307            34,456
===================================================================================================================

Income from operations and reconciliation to income before income taxes:
   Natural foods supermarkets                                       $     74,926           68,121            36,606
   Direct marketing                                                        2,945            8,891             8,356
   Other                                                                  (2,862)             401                 -
-------------------------------------------------------------------------------------------------------------------
   Income from operations                                                 75,009           77,413            44,962
   Interest expense                                                       (8,248)          (7,685)           (6,044)
   Investment and other income                                             2,345            2,328               450
-------------------------------------------------------------------------------------------------------------------
   Total                                                            $     69,106           72,056            39,368
===================================================================================================================
                                                                                                        (continued)









Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(12) Segment Information, continued

                                                                            1999             1998              1997
-------------------------------------------------------------------------------------------------------------------
Total assets:
   Natural foods supermarkets                                         $  605,538          494,141           366,408
   Direct marketing                                                       47,257           45,679            32,076
   Other                                                                   6,940            4,988                 -
-------------------------------------------------------------------------------------------------------------------
   Total                                                              $  659,735          544,808           398,484
===================================================================================================================

Expenditures for additions to long-lived assets:
   Natural foods supermarkets                                         $  182,207           96,935            56,749
   Direct marketing                                                        2,981            7,109             4,647
   Other                                                                   3,043              572                 -
-------------------------------------------------------------------------------------------------------------------
   Total                                                              $  188,231          104,616            61,396
===================================================================================================================

(13) Commitments and Contingencies
The Company provides partially self-insured, voluntary Team Member benefits plans which provide, among other benefits, health care benefits to participating Team Members. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. The Company's exposure related to claims associated with unreported cases or underestimated future costs associated with known cases for which the Company is partially self-insured at September 26, 1999 has been estimated based on management's review of claims outstanding at fiscal year end, claims reported subsequent to fiscal year end and management's knowledge of the typical length of time from date of occurrence to date of reported claim.

The Company is a party to legal proceedings including matters involving personnel and employment issues and other proceedings arising in the ordinary course of business. Plaintiffs in certain of these proceedings may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not possible to predict a range of possible loss for the Company's litigation matters, and losses could be material to operating results in a future reporting period. However, after consultation with counsel and a review of available facts, management believes that damages, if any, arising from litigation will not be material to the Company's financial position.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 21, 1999                 By:  /s/ Glenda Flanagan
                                             -------------------
                                        Glenda Flanagan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 1999.

         Name                                             Title

/s/ John P. Mackey
-------------------------
John Mackey                       Chairman of the Board, Chief Executive Officer
                                   and Director (Principal Executive Officer)

/s/ Glenda Flanagan
-------------------------
Glenda Flanagan                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

/s/ David W. Dupree
-------------------------
David W. Dupree                             Director


/s/ Dr. John B. Elstrott
------------------------
Dr. John B. Elstrott                        Director


/s/ Avram J. Goldberg
-------------------------
Avram J. Goldberg                           Director


/s/ Fred Lager
-------------------------
Fred Lager                                  Director


/s/ Linda A. Mason
-------------------------
Linda A. Mason                              Director


/s/ Jirka Rysavy
-------------------------
Jirka Rysavy                                Director


/s/ Dr. Ralph Z. Sorenson
-------------------------
Dr. Ralph Z. Sorenson                       Director

INDEX TO EXHIBITS

   2.1      Stock Purchase Agreement, among the Registrant, Whole Foods
              Market Group, Inc. and Nature's Heartland, Inc. (13)
   2.2      Amendment to Stock Purchase Agreement, among the Registrant,
              Whole Foods Market Group, Inc. and Nature's Heartland, Inc. (13)
   3.1      Restated Articles of Incorporation of the Registrant, as amended (2)
   3.2      By-laws of the Registrant adopted May 23, 1995 (8)
   4.1      Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (4)
   4.2 Indentures between the Company and Chase Bank of Texas, National Association, as Trustee (4)
   4.3      Registration Rights Agreement by and among the Company and BT
              Alex Brown Incorporated and Morgan Stanley & Co. Incorporated (4)
   4.4      Shareholder Rights Agreement, dated September 22, 1999, between the Registrant, Whole Foods Market, Inc. and Securities
              Transfer Corporation (7)
   10.1     1987 Stock Option and Incentive Plan for Employees (3)
   10.2     1987 Stock Option Plan for Outside Directors (3)
   10.3     1993 Team Member Stock Ownership Plan (1)
   10.5     Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)
   10.6     Form of amendment to Retention Agreement (1)
   10.7     Amended and Restated Credit Agreement,  dated December 27, 1994, by and among the Registrant,  the subsidiaries of the Registrant and Texas Commerce Bank National Association (8)
   10.8     First  Amendment  dated May 16,  1996 to  Amended  and  Restated
            Credit  Agreement,   dated  December  27,  1994,  by  and  among
            Registrant,   the  subsidiaries  of  the  Registrant  and  Texas
            Commerce Bank National Association (9)
   10.9     Second Amendment dated December 24, 1996 to Amended and Restated
            Credit  Agreement,   dated  December  27,  1994,  by  and  among
            Registrant,   the  subsidiaries  of  the  Registrant  and  Texas
            Commerce Bank National Association (10)
   10.10    Third  Amendment  dated March 24,  1997 to Amended and  Restated
            Credit  Agreement,   dated  December  27,  1994,  by  and  among
            Registrant,   the  subsidiaries  of  the  Registrant  and  Texas
            Commerce Bank National Association (10)
   10.11    Fourth Amendment dated September 2, 1997 to Amended and Restated
            Credit  Agreement,   dated  December  27,  1994,  by  and  among
            Registrant,   the  subsidiaries  of  the  Registrant  and  Texas
            Commerce Bank National Association (10)
   10.12    Fifth  Amendment dated December 19, 1997 to Amended and Restated
            Credit  Agreement,   dated  December  27,  1994,  by  and  among
            Registrant,   the  subsidiaries  of  the  Registrant  and  Texas
            Commerce Bank National Association (11)
   10.13    Sixth  Amendment  dated June 28,  1999 to Amended  and  Restated
            Credit  Agreement,   dated  December  27,  1994,  by  and  among
            Registrant, the subsidiaries of the Registrant and Chase Bank of Texas, National Association (13)
   10.14    1992 Stock Option Plan for Team Members, as amended (1)
   10.15    1992 Stock Option Plan for Outside Directors (1)
   10.16    1993 Team Member Stock Purchase Plan (1)
   10.17    Second Amended and Restated 1991 Stock Incentive Plan of Fresh
              Fields Markets, Inc. with amendments thereto (5)
   10.18    1994 Director Stock Option Plan with amendments thereto (5)
   10.19    Non-Qualified Stock Option Plan of Amrion, Inc. (6)
   10.20    1994 Non-Employee Director Stock Option Plan of Amrion, Inc. (6)
   12.1     Computation of Ratio of Earnings to Fixed Charges (13)
   21.1     Subsidiaries of the Registrant (13)
   23.1     Consent of KPMG LLP (13)
   27.1     Financial Data Schedule (13)
   99.1 Proxy Statement for Annual Meeting of Shareholders to be held March 27, 2000 (12)

                                                                     (continued)

(1) Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference

(2) Filed as an exhibit to Registration Statement on Form S-3 (No.33-69362) and incorporated herein by reference

(3) Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference

(4) Filed as an exhibit to Registration Statement on Form S-3 (No. 333-51419) and incorporated herein by reference

(5) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273) and incorporated herein by reference

(6) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-35809) and incorporated herein by reference

(7) Filed as an exhibit to Registrant's Form 8-K (No. 033-44214) and incorporated herein by reference

(8) Filed as an exhibit to Registrant's Form 10-K for year ended September 24, 1995 and incorporated herein by reference

(9) Filed as an exhibit to Registrant's Form 10-K for year ended September 29, 1996 and incorporated herein by reference

(10) Filed as an exhibit to Registrant's Form 10-K for year ended September 28, 1997 and incorporated herein by reference

(11) Filed as an exhibit to Registrant's Form 10-K for year ended September 27, 1998 and incorporated herein by reference

(12) To be filed with the Securities and Exchange Commission and incorporated herein by reference
(13)    Filed herewith