Form 10-Q
period 2000-01-16
WHOLE FOODS MARKET INC
filed 2000-03-01
CIK 865436

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period ended January 16, 2000; or

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

          Yes  X                              No
              ---                                ---

  The number of shares of the registrant's common stock, no par value, outstanding as of January 16, 2000 was 25,979,086 shares.

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I: Financial Information

                                                                                                 Page
                                                                                                 ----
Item 1. Financial Statements.....................................................................   3

Condensed Consolidated Balance Sheets (Unaudited),...............................................   3
 January 16, 2000 and September 26, 1999

Condensed Consolidated Income Statements (Unaudited),
 for the 16 weeks ended January 16, 2000 and January 17, 1999....................................   4

Condensed Consolidated Statements of Cash Flows (Unaudited)
 for the 16 weeks ended January 16, 2000 and January 17, 1999....................................   5

Notes to Condensed Consolidated Financial Statements (Unaudited).................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................  12

                                        Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K.........................................................  12

Signature........................................................................................  13

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) In thousands
January 16, 2000 and September 26, 1999


Assets
                                                                              2000      1999
                                                                            --------   --------
Current assets:
Cash and cash equivalents                                                   $  3,640     9,019
Trade accounts receivable                                                     21,061    19,578
Merchandise inventories                                                       82,966    93,452
Prepaid expenses and other current assets                                     18,340    18,576
                                                                            --------   -------
 Total current assets                                                        126,007   140,625
Property and equipment, net of accumulated depreciation and amortization     421,729   407,204
Long-term investment in marketable securities                                      -     3,600
Long-term investments in preferred stock                                      56,137    20,000
Acquired leasehold rights, net of accumulated amortization                    13,980    14,150
Excess of cost over net assets acquired, net of accumulated amortization      47,294    49,288
Other assets, net of accumulated amortization                                 31,392    24,868
                                                                            --------   -------
                                                                            $696,539   659,735
                                                                            --------   -------
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations        $  6,607     6,655
Trade accounts payable                                                        48,088    49,038
Accrued payroll, bonus and employee benefits                                  31,550    29,638
Other accrued expenses                                                        43,411    36,024
                                                                            --------   -------
 Total current liabilities                                                   129,656   121,355
Long-term debt and capital lease obligations, less current installments      238,599   208,862
Other long-term liabilities                                                   18,469    18,298
                                                                            --------   -------
 Total liabilities                                                           386,724   348,515
                                                                            --------   -------
Shareholders' equity:
Common stock, no par value, 100,000 shares authorized,
 27,016 and 26,986 shares issued, 25,979 and 26,378
  shares outstanding in 2000 and 1999, respectively                          230,803   230,131
Common stock in treasury, at cost                                            (32,473)  (18,939)
Retained earnings                                                            111,485   100,028
                                                                            --------   -------
Total shareholders' equity                                                   309,815   311,220
                                                                            --------   -------
Commitments and contingencies
                                                                            --------   -------
                                                                            $696,539   659,735
                                                                            --------   -------

    See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Income Statements In thousands, except per share data

                                                                                           Sixteen weeks ended
                                                                               ---------------------------------------------
                                                                               January 1                          January 17
                                                                                  2000                               1999
                                                                                --------                          ----------
Sales                                                                           $552,560                           456,239
Cost of goods sold and occupancy costs                                           364,550                           303,029
                                                                                --------                          --------
 Gross profit                                                                    188,010                           153,210
Selling, general and administrative expenses                                     160,801                           130,305
Pre-opening and relocation costs                                                   3,739                                 -
                                                                                --------                          --------
 Income from operations                                                           23,470                            22,905
Other income (expense):
Interest expense                                                                  (3,540)                           (2,680)
Investment and other income                                                          470                             1,013
                                                                                --------                          --------
 Income before income taxes and cumulative effect
  of change in accounting principle                                               20,400                            21,238
Provision for income taxes                                                         8,568                             8,283
                                                                                --------                          --------
 Income before cumulative effect of change in accounting principle                11,832                            12,955
Cumulative effect of change in accounting principle, net of
  $272 of income taxes                                                               375                                 -
                                                                                --------                          --------
 Net income                                                                     $ 11,457                            12,955
                                                                                --------                          --------

Basic earnings per share:
 Income before cumulative effect of change in accounting principle              $   0.45                              0.49
 Cumulative effect of change in accounting principle, net of income taxes          (0.01)                                -
                                                                                --------                          --------
 Basic earnings per share                                                       $  0.44                               0.49
                                                                                --------                          --------
 Weighted average shares outstanding                                             26,025                             26,552
                                                                                --------                          --------

Diluted earnings per share:
 Income before cumulative effect of change in accounting principle              $  0.44                               0.47
 Cumulative effect of change in accounting principle, net of income taxes         (0.01)                                 -
                                                                                --------                          --------
 Diluted earnings per share                                                     $  0.43                               0.47
                                                                                --------                          --------
 Weighted average shares outstanding, diluted basis                              26,938                             27,694
                                                                                --------                          --------

    See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows In thousands


                                                               Sixteen weeks ended
                                                           -----------------------------
                                                             January 16     January 17
                                                                2000           1999
                                                           ------------    -------------
Net cash provided by operating activities                      $ 37,834       19,782
                                                               --------      -------
Cash flows from investing activities:
 Acquisition of property and equipment                          (53,680)     (41,355)
 Proceeds from sale of marketable securities                          -       12,158
 Cash contributed to WholePeople.com                             (4,478)           -
                                                               --------      -------
  Net cash used in investing activities                         (58,158)     (29,127)
                                                               --------      -------
Cash flows from financing activities:
 Net proceeds from long-term borrowings                          28,000            -
 Payments on long-term debt and capital lease obligations          (193)        (128)
 Issuance of common stock                                           672        1,287
 Purchase of treasury stock                                     (13,534)           -
                                                               --------      -------
  Net cash provided by financing activities                      14,945        1,159
                                                               --------      -------
Net decrease in cash and cash equivalents                        (5,379)      (8,256)
Cash and cash equivalents at beginning of period                  9,019       36,674
                                                               --------      -------
Cash and cash equivalents at end of period                     $  3,640       28,418
                                                               --------      -------
Supplemental disclosures of cash flow information:
 Interest paid                                                 $  1,220          941
                                                               --------      -------
 Federal and state income taxes paid                           $  1,680        2,414
                                                               --------      -------


Non-cash investing and financing activities:

 Effective January 14, 2000, the Company contributed its Amrion, Inc. and WholeFoods.com, inc. subsidiaries to WholePeople.com, Inc., a newly formed Delaware corporation in exchange for 14,530,000 shares of convertible preferred stock of WholePeople.com. Net assets of the contributed subsidiaries totaled approximately $46.1 million, including cash of approximately $4.5 million. See note 5.

    See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
January 16, 2000

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended September 26, 1999.

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

                                                                                    January 16   January 17
                                                                                       2000         1999
                                                                                    -----------  ----------
Denominator for basic earnings per share:  weighted average shares                     26,025      26,552

Additional shares deemed outstanding from the assumed exercise of stock options           913       1,142
                                                                                       ------      ------
Denominator for diluted earnings per share:  adjusted weighted average
 shares and assumed exercises                                                          26,938      27,694
                                                                                       ------      ------

The computations of diluted earnings per share for the sixteen week periods ended January 16, 2000 and January 17, 1999 do not include options to purchase approximately 1,395,000 shares and 1,532,000 shares, respectively, of common stock and approximately 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures because to do so would be antidilutive.

(3) Segment Information

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in interim and annual financial statements. In fiscal 2000, the Company has identified two segments based on management responsibility and the nature of products and services. The natural foods supermarkets segment includes the Company's stores and supporting operations, including Allegro Coffee Company. The WholePeople.com segment consists of the Company's direct marketing and Internet operations, which merged operations into a single segment effective the beginning of the first quarter of fiscal 2000. In the prior year, the direct marketing operations were classified as a separate operating segment, and Internet operations were classified with operations of Allegro Coffee Company as "Other." Prior year segment information has been reclassified to conform with the 2000 presentation.

Sales by segment were as follows (in thousands):


                                Sixteen weeks ended
                               -----------------------
                               January 16   January 17
                                  2000         1999
                               -----------  ----------
Natural foods supermarkets      $531,909      432,207
WholePeople.com                   21,898       24,987
                                --------      -------
                                 553,807      457,194
Intersegment sales                (1,247)        (955)
                                --------      -------
Total sales                     $552,560      456,239
                                --------      -------

Income (loss) from operations and reconciliation to income before income taxes and cumulative effect of change in accounting principle were as follows (in thousands):

                                                                  Sixteen weeks ended
                                                                ------------------------
                                                                January 16   January 17
                                                                   2000         1999
                                                                -----------  -----------
Natural foods supermarkets                                       $25,377       21,143
WholePeople.com                                                   (1,907)       1,762
                                                                 -------       ------
Income from operations                                            23,470       22,905
Interest expense                                                  (3,540)      (2,680)
Investment and other income                                          470        1,013
                                                                 -------       ------
Income before income taxes and cumulative effect of change
 in accounting principle                                         $20,400       21,238
                                                                 -------       ------

See note 5 regarding the Company's investment in WholePeople.com

(4) Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and other comprehensive income, which consists of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company's comprehensive income was comprised of net income and unrealized gains and losses on available for sale securities, net of tax. Comprehensive income, net of related tax effects, was as follows (in thousands):


                                 Sixteen weeks ended
                                ------------------------
                                 January 16  January 17
                                    2000        1999
                                ------------ -----------
Net income                        $11,457      12,955
Unrealized gain (loss), net             -        (187)
                                  -------      ------
Comprehensive income              $11,457      12,768
                                  -------      ------

(5) Investment in WholePeople.com

Effective January 14, 2000, the Company contributed its Amrion, Inc. and WholeFoods.com, inc. subsidiaries to WholePeople.com, Inc., a newly formed Delaware corporation in exchange for 14,530,000 shares of convertible preferred stock of WholePeople.com. Net assets of the contributed subsidiaries totaled approximately $46.1 million. Concurrent with the preferred stock issuance, WholePeople.com issued 3,125,732 shares of Class A common stock of WholePeople.com to unaffiliated investors (the "Investors") at $6.3985 per share, representing an aggregate purchase price of $20 million. The Investors further committed to acquire an additional 2,344,268 shares of Class A common stock at the same price, representing an additional aggregate purchase price of $15 million, upon 20 business days' notice from WholePeople.com. The Investors were granted the right to require WholePeople.com to issue such shares in the event WholePeople.com fails to provide such notice prior to the earlier of September 24, 2000 or the consummation of an initial public offering of WholePeople.com. WholePeople.com has established a stock option plan pursuant to which 5,000,000 shares of Class B common stock of WholePeople.com have been reserved for issuance upon exercise of options granted thereunder. At January 16, 2000, no options had been granted under the plan.

In the event of a liquidation of WholePeople.com, the holders of WholePeople.com preferred stock are entitled to receive a preference equal to the net book value of the net assets contributed by the Company to WholePeople.com before any amounts are distributed to the holders of Class A common stock or Class B common stock. The shares of WholePeople.com preferred stock are convertible into Class A common stock at any time at the sole option of the holder(s) of such shares.

At January 16, 2000, the Company owned approximately 78% of the voting capital stock of WholePeople.com and the holders of Class A common stock owned approximately 22%. Each share of WholePeople.com preferred stock is entitled to 10 votes per share, and each share of Class A common stock and Class B common stock is entitled to one vote per share. Prior to an initial public offering, WholePeople.com has granted certain substantive participating rights to the holders of Class A common stock. In the event that WholePeople.com fails to complete an initial public offering prior to January 14, 2003, the the holders of Class A common stock will be entitled to elect a majority of the board of directors of WholePeople.com and to require other shareholders to participate proportionately with the the holders of Class A common stock in any bona fide, arms length business combination proposed by the the holders of Class A common stock and involving WholePeople.com.

                                                                     (continued)

The Company will account for its investment in WholePeople.com preferred stock using the equity method, whereby the initial investment is equal to the net book value of the net assets contributed. In applying the equity method, losses will be allocated to the stock classes in accordance with the terms of the common and preferred stockholders' agreements. Accordingly, operating results of WholePeople.com will not be reflected in the Company's consolidated results of operations as long as positive common stock equity is available in WholePeople.com and the Company's liquidation preference on the preferred stock supports its carrying value. The accompanying condensed consolidated financial statements reflect the results of operations of Amrion and WholeFoods.com as consolidated wholly-owned subsidiaries for all periods presented and reflect the financial position of Amrion and WholeFoods.com as consolidated wholly-owned subsidiaries at September 26, 1999. Effective January 14, 2000, the Company has accounted for its investment in WholePeople.com preferred stock using the equity method.

(6) Business Combination

Subsequent to the end of the first quarter of fiscal 2000, the Company acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price will be allocated to net assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of net assets acquired will be amortized on a straight-line basis over 20 years. Pro forma results of operations are not presented due to the immaterial effect of the acquired company's results on consolidated results of operations.

(7) Adoption of Accounting Standards

The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. The Company has adopted SOP 98-1 effective the beginning of the first quarter of fiscal year 2000. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 effective the beginning of the first quarter of fiscal year 2000. In fiscal 1999 and prior years, the Company capitalized pre-opening costs and expensed such amounts in the quarter of the location opening. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 the Company has reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Sixteen weeks ended January 16, 2000 compared to the same period of the prior year.

General

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. The following table sets forth the Company's results of operations data expressed as a percentage of sales:

                                                                                           Sixteen weeks ended
                                                                              ---------------------------------------------
                                                                               January 16                       January 17
                                                                                 2000                               1999
                                                                              -----------                       ----------
Sales                                                                            100.0%                            100.0%
Cost of goods sold and occupancy costs                                            66.0                              66.4
                                                                                 -----                             -----
 Gross profit                                                                     34.0                              33.6
Selling, general and administrative expenses                                      29.1                              28.6
Pre-opening and relocation costs                                                   0.7                                 -
                                                                                 -----                             -----
 Income from operations                                                            4.3                               5.0
Other income (expense):
Interest expense                                                                  (0.6)                             (0.6)
Investment and other income                                                        0.1                               0.2
                                                                                 -----                             -----
 Income before income taxes and cumulative effect of change
  in accounting principle                                                          3.7                               4.7
Provision for income taxes                                                         1.6                               1.8
                                                                                 -----                             -----
 Income before cumulative effect of change in accounting principle                 2.1                               2.8
Cumulative effect of change in accounting principle, net of
  $272 of income taxes                                                             0.1                                 -
                                                                                 -----                             -----
 Net income                                                                        2.1%                              2.8%
                                                                                 -----                             -----

Figures may not add due to rounding.

Sales

Sales increased 21% for the first fiscal quarter compared to the same period of the prior fiscal year due to new stores opened and acquired since last year and comparable store sales increases of approximately 9.7% in the natural foods supermarket segment. Comparable store sales increases generally result from an increase in the number of customer transactions and in average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases were partially offset by a decrease of approximately 14% in net sales in the WholePeople.com segment for the first fiscal quarter compared to the same period of the prior fiscal year.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's consolidated gross profit as a percentage of sales was 34.0% for the sixteen weeks ended January 16, 2000 compared to 33.6% for the same period of the prior year. This increase reflects increased national buying and private label initiatives in the natural foods supermarket segment which continue to lower the cost of product purchased on a national basis, and continued improvement by new stores with respect to product procurement, merchandising and controlling spoilage. Gross profit increases in the natural foods supermarket segment were partially offset by decreases in the WholePeople.com segment resulting from increased competition in the nutritional supplement category.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the sixteen weeks ended January 16, 2000 were 29.1% compared to 28.6% for the same period of the prior year. This increase reflects higher direct store expenses at thirteen new and five acquired stores added since the first quarter of the prior year. Additionally, selling, general and administrative expenses as a percentage of sales at WholePeople.com increased as a result of increased staffing and other costs associated with web site and product category development costs.

Pre-opening and Relocation Costs

Pre-opening costs include hiring and training personnel, supplies, and certain occupancy and miscellaneous costs related to new store and facility openings. Relocation costs consist of losses on the disposition of inventories, remaining lease payments, other costs associated with replaced facilities and other related expenses. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 effective the beginning of the first quarter of fiscal year 2000. In fiscal 1999 and prior years, the Company capitalized pre-opening costs as incurred and subsequently expensed such amounts in the quarter of the location opening. Pre-opening costs for the sixteen weeks ended January 16, 2000 consist primarily of costs associated with the openings of five new stores during the quarter and two new stores opened subsequent to the end of the first quarter. The Company did not open any new stores during the sixteen weeks ended January 17, 1999.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the sixteen weeks ended January 16, 2000 was approximately $3.5 million compared to approximately $2.7 million for the same period of the prior year. This increase is due to additional amounts outstanding under the Company's bank line of credit in fiscal 2000.

Investment and Other Income

Investment and other income for the first quarter of fiscal 2000 decreased to approximately $470,000 from approximately $1,013,000 for the same period of the prior year primarily due to a decline in interest income, which was earned in the prior year on investments in a short-term corporate bond portfolio and a prime money market portfolio.

Cumulative Effect of Change in Accounting Principle

In accordance with SOP 98-5, in the first quarter of fiscal year 2000 the Company has reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999.

Liquidity and Capital Resources and Changes in Financial Condition

During the first quarter of fiscal 2000, the Company repurchased 429,000 shares of its common stock for approximately $13.5 million. Subsequent to the end of the first quarter of fiscal 2000, the Company acquired substantially all of the assets of Natural Abilities, Inc. in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities.

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of new stores, expansions and improvements in existing stores and increases in overall working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $750,000, a substantial portion of which is financed by the vendors of Whole Foods Market. Subsequent to the end of the first quarter the Company has opened two new stores, and two additional store openings are scheduled during the second fiscal quarter. The Company has twenty-seven stores currently under development that are expected to open during the next three fiscal years. Subsequent to the end of the first quarter of fiscal year 2000, the Company expanded its current credit facility to $160 million. At January 16, 2000 the Company had $77 million outstanding under the line of credit. The acquisition of Natural Abilities, Inc. subsequent to the end of the first quarter of fiscal 2000 was principally financed by additional borrowings under the Company's line of credit. The Company expects that cash generated from operations and cash available under its line of credit agreement will be sufficient to finance planned expansion and other anticipated working capital and capital expenditure requirements.

Year 2000 Update

The Company has completed its Year 2000 plan as scheduled. As of February 28, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue. The Company is not aware of any significant third parties on which it relies that are not Year 2000 compliant or that have experienced significant Year 2000 related problems.

Based on operations through February 28, 2000, the Company believes that all its critical systems are Year 2000 ready and does not expect Year 2000 issues will have a material adverse effect on the Company's business or results of operations. However, there can be no guarantee that the Company will not experience some disruption in its business due to Year 2000 issues. The Company believes that its Year 2000 plan and related contingency planning should reduce the adverse effect any such disruptions may have.

As of January 16, 2000, expenses associated with the Company's Year 2000 plan totaled approximately $900,000. Additionally, hardware and software purchases totaling approximately $2.0 million have been capitalized to date pursuant to the Year 2000 Plan. The Company currently does not anticipate any additional material expenditures under its Year 2000 plan. This projection does not include any potential costs associated with the implementation of contingency plans or costs associated with any claims relating to the Year 2000 issue. However, no such claims have yet been asserted and the Company does not currently anticipate any such claims as a result of Year 2000 issues.


Risk Factors

The Company wishes to caution readers that inherent risks and uncertainties including those listed in the Company's Annual Report on Form 10-K for the year ended September 26, 1999, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q. "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Except for historical information, the matters discussed in this report are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new or relocated stores, the impact of competition and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the year ended September 26, 1999.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed with this report

     Exhibit 27   Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended January 16, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Whole Foods Market, Inc.
                                  ------------------------
                                  Registrant


Date:  February 29, 2000          By: Glenda Flanagan
      ------------------             ---------------
                                      Glenda Flanagan
                                      Vice President and
                                      Chief Financial Officer
                                      (Duly authorized officer and
                                      principal financial officer)