Form 10-Q
period 2000-04-09
WHOLE FOODS MARKET INC
filed 2000-05-24
CIK 865436

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 9, 2000; or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
     _________________.


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

          Yes  X                                 No ___
              ---

     The number of shares of the registrant's common stock, no par value, outstanding as of April 9, 2000 was 26,075,126 shares.

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I. Financial Information

                                                                                                 Page
                                                                                                 ----
Item 1. Financial Statements                                                                        3
Condensed Consolidated Balance Sheets (Unaudited),                                                  3
 April 9, 2000 and September 26, 1999

Condensed Consolidated Income Statements (Unaudited),
 for the 12 and 28 weeks ended April 9, 2000 and April 11, 1999                                     4

Condensed Consolidated Statements of Cash Flows (Unaudited),
 for the 12 and 28 weeks ended April 9, 2000 and April 11, 1999                                     5

Notes to Condensed Consolidated Financial Statements (Unaudited)                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 12

                          Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                                        13

Item 6. Exhibits and Reports on Form 8-K                                                           13

Signature                                                                                          14

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc. and Subsidiaries
April 9, 2000 and September 26, 1999


Assets
                                                                                2000      1999
----------------------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents                                                   $  1,731     9,019
Trade accounts receivable                                                     21,531    19,578
Merchandise inventories                                                       85,920    93,452
Prepaid expenses and other current assets                                     20,262    18,576
----------------------------------------------------------------------------------------------
 Total current assets                                                        129,444   140,625
Property and equipment, net of accumulated depreciation and amortization     443,601   407,204
Long-term investment in marketable securities                                      -     3,600
Long-term investments in preferred stock                                      56,137    20,000
Acquired leasehold rights, net of accumulated amortization                    13,685    14,150
Excess of cost over net assets acquired, net of accumulated amortization      70,938    49,288
Other assets, net of accumulated amortization                                 31,708    24,868
----------------------------------------------------------------------------------------------
                                                                            $745,513   659,735
----------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
                                                                                2000      1999
----------------------------------------------------------------------------------------------

Current liabilities:
Current installments of long-term debt and capital lease obligations           6,518     6,655
Trade accounts payable                                                        55,118    49,038
Accrued payroll, bonus and employee benefits                                  33,902    29,638
Other accrued expenses                                                        41,609    36,024
----------------------------------------------------------------------------------------------
 Total current liabilities                                                   137,147   121,355
Long-term debt and capital lease obligations, less current installments      269,922   208,862
Other long-term liabilities                                                   13,565    18,298
----------------------------------------------------------------------------------------------
 Total liabilities                                                           420,634   348,515
----------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 100,000 shares authorized,
 27,047 and 26,986 shares issued, 26,075 and 26,378
  shares outstanding in 2000 and 1999, respectively                          231,097   230,131
Common stock in treasury, at cost                                            (30,442)  (18,939)
Retained earnings                                                            124,224   100,028
----------------------------------------------------------------------------------------------
Total shareholders' equity                                                   324,879   311,220
----------------------------------------------------------------------------------------------
Commitments and contingencies
----------------------------------------------------------------------------------------------
                                                                            $745,513   659,735
----------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Income Statements (Unaudited) In thousands, except per share data


                                                                           Twelve weeks ended    Twenty-eight weeks ended
                                                                          April 9    April 11       April 9      April 11
                                                                           2000       1999           2000          1999
-------------------------------------------------------------------------------------------------------------------------
Sales                                                                     $425,113    358,872       977,673       815,111
Cost of goods sold and occupancy costs                                     277,571    234,748       642,121       537,661
-------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                              147,542    124,124       335,552       277,450
Selling, general and administrative expenses                               119,898    101,368       280,699       231,789
Pre-opening and relocation costs                                             2,440      2,243         6,179         2,243
-------------------------------------------------------------------------------------------------------------------------
 Income from operations                                                     25,204     20,513        48,674        43,418
Other income (expense):
Interest expense                                                            (3,678)    (1,923)       (7,218)       (4,603)
Investment and other income                                                    437        504           907         1,517
-------------------------------------------------------------------------------------------------------------------------
 Income before income taxes and cumulative effect
  of change in accounting principle                                         21,963     19,094        42,363        40,332
Provision for income taxes                                                   9,224      7,447        17,792        15,730
-------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of change in
  accounting principle                                                      12,739     11,647        24,571        24,602
Cumulative effect of change in accounting principle,
  net of $272 of income taxes                                                    -          -          (375)            -
-------------------------------------------------------------------------------------------------------------------------
 Net income                                                               $ 12,739     11,647        24,196        24,602
-------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
 Income before cumulative effect of change in
  accounting principle                                                    $   0.49       0.44          0.94          0.93
 Cumulative effect of change in accounting principle,
  net of income taxes                                                            -          -         (0.01)            -
-------------------------------------------------------------------------------------------------------------------------
 Basic earnings per share                                                 $   0.49       0.44          0.93          0.93
-------------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding                                        26,024     26,339        26,027        26,461
-------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
 Income before cumulative effect of change in
  accounting principle                                                    $   0.47       0.43          0.91          0.90
 Cumulative effect of change in accounting principle,
  net of income taxes                                                            -          -         (0.01)            -
-------------------------------------------------------------------------------------------------------------------------
 Diluted earnings per share                                               $   0.47       0.43          0.90          0.90
-------------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding                                        27,076     27,156        27,000        27,464
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) In thousands

                                                                                    Twenty-eight weeks ended
                                                                                    April 9          April 11
                                                                                      2000              1999
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          $  63,811            48,702
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Acquisition of property and equipment                                               (86,865)          (67,037)
 Acquisition of leasehold rights                                                         (91)           (3,592)
 Payments for purchase of acquired entities, net of cash acquired                    (25,700)                -
 Cash contributed to WholePeople.com                                                  (4,478)                -
 Proceeds from sale of marketable securities                                               -            18,500
 Purchase of marketable securities available for sale                                      -              (475)
--------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                           (117,134)          (52,604)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net proceeds from long-term borrowings                                               57,000                 -
 Issuance of common stock                                                              2,997             3,457
 Payments on long-term debt and capital lease obligations                               (428)             (157)
 Purchase of treasury stock                                                          (13,534)          (18,939)
--------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                               46,035           (15,639)
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                             (7,288)          (19,541)
Cash and cash equivalents at beginning of period                                       9,019            36,674
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   1,731            17,133
--------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Interest paid                                                                     $   3,181             1,244
--------------------------------------------------------------------------------------------------------------
 Federal and state income taxes paid                                               $  10,526             6,066
--------------------------------------------------------------------------------------------------------------

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

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
April 9, 2000

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

                                                            Twelve weeks ended      Twenty-eight weeks ended
                                                           April 9     April 11        April 9     April 11
                                                             2000        1999            2000         1999
-----------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share:
 weighted average shares                                   26,024      26,339           26,027       26,461

Additional shares deemed outstanding from the assumed
 exercise of stock options                                  1,052         817              973        1,003
-----------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share:  adjusted
 weighted average shares and assumed exercises             27,076      27,156           27,000       27,464
-----------------------------------------------------------------------------------------------------------

The computations of diluted earnings per share for the twelve and twenty-eight week periods ended April 9, 2000 do not include options to purchase approximately 1,349,000 shares and 1,375,000 shares, respectively, of common stock because to do so would be antidilutive. The computations of diluted earnings per share for the twelve and twenty-eight week periods ended April 11, 1999 do not include options to purchase approximately 1,577,000 shares and 1,551,000 shares, respectively, of common stock because to do so would be antidilutive. The computations of diluted earnings per share for all periods presented do not include approximately 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures because to do so would be antidilutive.

(3)  Segment Information

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in interim and annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In the second quarter of fiscal 2000, the Company operated in one reportable segment, natural foods supermarkets. The natural foods supermarkets segment includes the Company's stores and supporting operations, including Allegro Coffee Company. In the first quarter of fiscal 2000, the Company operated in two reportable segments, the natural foods supermarkets segment and the WholePeople.com segment. The WholePeople.com segment consisted of the Company's direct marketing and Internet operations, which merged operations into a single segment effective the beginning of the first quarter of fiscal 2000. In the prior year, the direct marketing operations were classified as a separate operating segment, and Internet operations were classified with operations of Allegro Coffee Company as "Other." The accompanying condensed consolidated financial statements reflect the results of operations of WholePeople.com as a consolidated wholly-owned subsidiary through the end of the first quarter in the current fiscal year and in all periods of the prior fiscal year. Effective January 14, 2000, the Company has accounted for its investment in WholePeople.com preferred stock using the equity method. In applying the equity method, losses have been allocated to the stock classes in accordance with the terms of the common and preferred stockholders' agreements. Accordingly, operating results of WholePeople.com will not be reflected in the Company's consolidated results of operations as long as positive common stock equity is available in WholePeople.com and the Company's liquidation preference on the preferred stock supports its carrying value. For the twelve weeks ended April 9, 2000, WholePeople.com incurred losses from operations of approximately $5.1 million. See note 5. Prior period information has been reclassified to conform to the second quarter 2000 classification.

A reconciliation to consolidated sales follows (in thousands):

                                                                             Twelve weeks ended           Twenty-eight weeks ended
                                                                           April 9         April 11         April 9      April 11
                                                                             2000            1999             2000         1999
---------------------------------------------------------------------------------------------------------------------------------
Natural foods supermarkets                                                 $425,113        341,371          957,022       773,578
Sales of unconsolidated equity investment included in
 consolidated sales through end of first quarter 2000                             -         17,501           20,651        41,533
---------------------------------------------------------------------------------------------------------------------------------

Consolidated sales                                                         $425,113        358,872          977,673       815,111
---------------------------------------------------------------------------------------------------------------------------------

A reconciliation to consolidated income from operations follows (in thousands):

                                                                             Twelve weeks ended           Twenty-eight weeks ended
                                                                           April 9         April 11         April 9      April 11
                                                                             2000            1999             2000          1999
---------------------------------------------------------------------------------------------------------------------------------
Natural foods supermarkets                                                 $ 25,204         19,348           50,581        40,491
Income (loss) from operations of unconsolidated equity
 investment included in consolidated income from
 operations through end of first quarter 2000                                     -          1,165           (1,907)        2,927
---------------------------------------------------------------------------------------------------------------------------------
Consolidated income from operations                                        $ 25,204         20,513           48,674        43,418
---------------------------------------------------------------------------------------------------------------------------------

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

                               Twelve weeks ended   Twenty-eight weeks ended
                               April 9   April 11     April 9      April 11
                                 2000      1999         2000         1999
----------------------------------------------------------------------------
Net income                      $12,739    11,647       24,196       24,602
Unrealized gain (loss), net           -       (24)           -         (138)
----------------------------------------------------------------------------

Comprehensive income            $12,739    11,623       24,196       24,464
----------------------------------------------------------------------------

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

At April 9, 2000, the Company owned approximately 78% of the voting capital stock of WholePeople.com and the holders of Class A common stock owned approximately 22%. Each share of WholePeople.com preferred stock is entitled to 10 votes per share, and each share of Class A common stock and Class B common stock is entitled to one vote per share. Prior to an initial public offering, WholePeople.com has granted certain substantive participating rights to the holders of Class A common stock. In the event that WholePeople.com fails to complete an initial public offering prior to January 14, 2003, the holders of Class A common stock will be entitled to elect a majority of the board of directors of WholePeople.com and to require other shareholders to participate proportionately with the holders of Class A common stock in any bona fide, arms length business combination proposed by the holders of Class A common stock and involving WholePeople.com.

                                                                     (continued)

Effective January 14, 2000, the Company has accounted for its investment in WholePeople.com preferred stock using the equity method, whereby the initial investment is equal to the net book value of the net assets contributed. In applying the equity method, losses have been allocated to the stock classes in accordance with the terms of the common and preferred stockholders' agreements. Accordingly, effective January 14, 2000, the operating results of WholePeople.com will not be reflected in the Company's consolidated results of operations as long as positive common stock equity is available in WholePeople.com and the Company's liquidation preference on the preferred stock supports its carrying value. Common stock equity associated with shares issued and committed to by the Investors totals $35 million. For the twelve weeks ended April 9, 2000, WholePeople.com incurred losses from operations of approximately $5.1 million and a net loss after taxes of approximately $4.1 million. The accompanying condensed consolidated financial statements reflect the results of operations of Amrion and WholeFoods.com as consolidated wholly-owned subsidiaries through the end of the first quarter in the current fiscal year and in all periods of the prior fiscal year, and reflect the financial position of Amrion and WholeFoods.com as consolidated wholly-owned subsidiaries at September 26, 1999.

(6)  Business Combination

During the second quarter of fiscal 2000, the Company acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of net assets acquired will be amortized on a straight-line basis over 20 years. Pro forma results of operations are not presented due to the immaterial effect of the acquired company's results on consolidated results of operations.

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

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1998. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair market value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. The Company will adopt SFAS No. 133 in fiscal year 2001. The Company is evaluating the impact of SFAS No.133 on its consolidated financial statements.

The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"), in March 2000. This interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, among other issues, addresses the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 affecting the Company are effective July 1, 2000 and will be applied on a prospective basis. The Company is evaluating the impact of FIN 44 on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Twelve and twenty-eight weeks ended April 9, 2000 compared to the same periods of the prior year.

General

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. The following table sets forth the Company's results of operations data expressed as a percentage of sales:

                                                                         Twelve weeks ended    Twenty-eight weeks ended
                                                                         April 9    April 11     April 9       April 11
                                                                           2000       1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Sales                                                                     100.0%     100.0%        100.0%        100.0%
Cost of goods sold and occupancy costs                                     65.3       65.4          65.7          66.0
-----------------------------------------------------------------------------------------------------------------------
 Gross profit                                                              34.7       34.6          34.3          34.0
Selling, general and administrative expenses                               28.2       28.3          28.7          28.4
Pre-opening and relocation costs                                            0.6        0.6           0.6           0.3
-----------------------------------------------------------------------------------------------------------------------
 Income from operations                                                     5.9        5.7           5.0           5.3
Other income (expense):
Interest expense                                                           (0.9)      (0.5)         (0.7)         (0.6)
Investment and other income                                                 0.1        0.1           0.1           0.2
-----------------------------------------------------------------------------------------------------------------------
 Income before income taxes and cumulative effect of change in
  accounting principle                                                      5.2        5.3           4.3           5.0
Provision for income taxes                                                  2.2        2.1           1.8           1.9
-----------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of change in accounting principle          3.0        3.3           2.5           3.0
Cumulative effect of change in accounting principle, net of $272 of
  income taxes                                                                -          -             -             -
-----------------------------------------------------------------------------------------------------------------------
 Net income                                                                 3.0%       3.3%          2.5%          3.0%
-----------------------------------------------------------------------------------------------------------------------

Figures may not add due to rounding.

Sales

Sales increased 18.5% and 19.9% for the twelve and twenty-eight weeks ended April 9, 2000, respectively, compared to the same periods of the prior fiscal year. Core retail sales at natural foods supermarkets totaled $425 million and $957 million for the twelve and twenty-eight weeks ended April 9, 2000, respectively. This represents increases of 24.5% and 23.7% over the same periods of the prior year due to the addition of twenty-two new and acquired stores to the store base over the last year and comparable store sales increases of approximately 7.5% and 8.6%, respectively. Sales in identical stores, which excludes relocations, increased 5.6% and 7.6% for the twelve and twenty-eight weeks ended April 9, 2000, respectively. Comparable and identical store sales increases generally result from an increase in average transaction amounts and in the number of customer transactions, reflecting an increase in market share as the stores mature in a particular market.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's consolidated gross profit as a percentage of sales was 34.7% and 34.3% for the twelve and twenty-eight weeks ended April 9, 2000, respectively, compared to 34.6% and 34.0%, respectively, for the same periods of the prior fiscal year. Core retail gross profit at natural foods supermarkets as a percentage of sales was 34.7% and 34.2% for the twelve and twenty-eight weeks ended April 9, 2000, respectively, compared to 33.9% and 33.3%, respectively, for the same periods of the prior fiscal year. These increases reflect increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, increased percentage of sales in certain regions and departments where the Company achieves higher gross profits, and continued improvement in store execution with respect to product procurement, merchandising and controlling spoilage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 28.2% and 28.7% for the twelve and twenty-eight weeks ended April 9, 2000, respectively, compared to 28.3% and 28.4%, respectively, for the same periods of the prior fiscal year. Core retail selling, general and administrative expenses as a percentage of sales were 28.2% and 28.3% for the twelve and twenty-eight weeks ended April 9, 2000, respectively, compared to 27.6% and 27.7%, respectively, for the same periods of the prior fiscal year. These increases were due entirely to higher direct store expenses as a percentage of sales at new and acquired stores added over the last year. Direct store expenses as a percentage of sales at existing stores for the twelve and twenty-eight weeks ended April 9, 2000, were consistent with the same periods of the prior fiscal year. Year-to-date consolidated selling, general and administrative expenses include increases at WholePeople.com in the first fiscal quarter that were the result of increased staffing and other costs associated with web site and product category development costs.

Store Contribution

Store contribution consists of core retail gross profit less direct store expenses. Store contribution as a percentage of core retail sales was 9.9% and 9.4% for the twelve and twenty-eight weeks ended April 9, 2000, respectively, compared to 9.8% and 9.0%, respectively, for the same periods of the prior fiscal year.

Pre-opening and Relocation Costs

Pre-opening costs include hiring and training personnel, supplies, and certain occupancy and miscellaneous costs related to new store and facility openings and are incurred primarily in the thirty days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 effective the beginning of the first quarter of fiscal year 2000. In fiscal 1999 and prior years, the Company capitalized pre-opening costs as incurred and subsequently expensed such amounts in the quarter of the location opening. Pre-opening and relocation costs for the twelve and twenty-eight weeks ended April 9, 2000 consist primarily of costs associated with the openings of five new stores during the first quarter, four new stores during the second quarter and two new stores and one relocated store opened subsequent to the end of the second quarter. In the prior year, pre-opening and relocation costs for the twelve and twenty-eight weeks were associated with the opening of one new store and the relocation of one store in the second quarter.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the twelve and twenty-eight weeks ended April 9, 2000 totaled approximately $3.7 million and $7.2 million, respectively, compared to approximately $1.9 million and $4.6 million, respectively, for the same periods of the prior fiscal year. These increases are due primarily to additional amounts outstanding under the Company's bank line of credit in fiscal 2000. Capitalized interest for the twelve and twenty-eight weeks ended April 9, 2000 totaled approximately $0.4 million and $1.4 million, respectively, compared to approximately $0.3 million and $0.6 million, respectively, for the same periods of the prior fiscal year.

Investment and Other Income

Investment and other income for the twelve and twenty-eight weeks ended April 9, 2000 totaled approximately $0.4 million and $0.9 million, respectively, compared to $0.5 million and $1.5 million, respectively, for the same periods of the prior fiscal year. These decreases are primarily due to a decline in interest income earned through the second quarter of the prior year on investments in available for sale securities.

Cumulative Effect of Change in Accounting Principle

In accordance with SOP 98-5, in the first quarter of fiscal year 2000 the Company reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999.

Liquidity and Capital Resources and Changes in Financial Condition

During the first quarter of fiscal 2000, the Company repurchased 429,000 shares of its common stock for approximately $13.5 million. During the second quarter of fiscal year 2000, the Company acquired substantially all of the assets of Natural Abilities, Inc. in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities.

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of new stores, expansions and improvements in existing stores and increases in overall working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $750,000, a substantial portion of which is financed by the vendors of Whole Foods Market. Subsequent to the end of the second quarter the Company has opened two new stores and relocated one store, and five additional stores are expected to open during the fourth fiscal quarter. The Company has twenty-three stores currently under development that are expected to open during the next three fiscal years. During the second quarter of fiscal 2000, the Company expanded its current credit facility to $160 million. At April 9, 2000 the Company had $107 million outstanding under the line of credit. The Company expects that cash generated from operations and cash available under its existing credit facility and the anticipated expansion of its line of credit will be sufficient to finance planned expansion and other anticipated working capital and capital expenditure requirements.

Risk Factors

The Company wishes to caution readers that inherent risks and uncertainties including those listed in the Company's Annual Report on Form 10-K for the year ended September 26, 1999, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q. "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Except for historical information, the matters discussed in this report are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new or relocated stores, the impact of competition, and other factors which are often beyond the control of the Company. Additionally, effective January 14, 2000, the operating results of WholePeople.com will not be reflected in the Company's consolidated results of operations as long as positive common stock equity is available in WholePeople.com and the Company's liquidation preference on the preferred stock supports its carrying value. Common stock equity associated with shares issued and committed to by the Investors totals $35 million. There can be no assurance that WholePeople.com will be able to operate profitably or obtain additional public or private financing, and therefore if positive common stock equity is no longer available in WholePeople.com or the Company's liquidation preference on the preferred stock no longer supports its carrying value, the Company's future consolidated results of operations may include results of WholePeople.com. The Company does not undertake any obligation to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the year ended September 26, 1999.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On March 27, 2000, the Company held its annual meeting of shareholders at which shareholders were asked (i) to elect to the Board of Directors three directors to serve a three-year term expiring at the annual meeting of shareholders in 2003; (ii) to consider and act upon a proposed amendment to the Company's 1992 Incentive Stock Option Plan for Team Members (the "Plan") to increase the number of shares of the Company's common stock reserved for issuance under the Plan from 5.3 million to 6.1 million shares and to delete Section 19 of the Plan, which provided a plan termination date of December 31, 2001; and (iii) to consider and act upon a shareholder proposal to hire a proxy advisory firm for one year, to be chosen by shareholder vote. Voting results were as follows:


                                            For       Against    Abstaining
                                         ----------  ----------  ----------

(i)    Director elections:
         Dr. John B. Elstrott            21,460,063       9,610   1,396,442
         Avram J. Goldberg               21,344,020     125,653   1,395,666
         Dr. Ralph Z. Sorenson           21,569,472     204,093   1,396,442

(ii)   Amendment to Stock Option Plan    12,877,558   3,072,945     161,248

(iii)  Shareholder proposal               1,408,077  14,379,671     322,247

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed with this report:


         Exhibit 27    Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended April 9, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Whole Foods Market, Inc.
                                        ------------------------
                                        Registrant


Date:  May 23, 2000                     By: Glenda Flanagan
      -------------                         ---------------
                                        Glenda Flanagan
                                        Vice President and
                                        Chief Financial Officer
                                        (Duly authorized officer and
                                        principal financial officer)