Form 10-Q
period 2000-07-02
WHOLE FOODS MARKET INC
filed 2000-08-15
CIK 865436

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 2, 2000; or

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

          Yes  X                              No ___
              ---

  The number of shares of the registrant's common stock, no par value, outstanding as of July 2, 2000 was 26,226,288 shares.

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I. Financial Information

                                                                                                 Page
                                                                                                 ----
Item 1. Financial Statements                                                                          3

Condensed Consolidated Balance Sheets (Unaudited),
 July 2, 2000 and September 26, 1999                                                                  3

Condensed Consolidated Income Statements (Unaudited),
 for the 12 and 40 weeks ended July 2, 2000 and July 4, 1999                                          4

Condensed Consolidated Statements of Cash Flows (Unaudited),
 for the 40 weeks ended July 2, 2000 and July 4, 1999                                                 5

Notes to Condensed Consolidated Financial  Statements (Unaudited)                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   13

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                                             13

Signature                                                                                            14

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited) In thousands
July 2, 2000 and September 26, 1999

Assets
                                                                                2000      1999
----------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                   $      -     9,019
Trade accounts receivable                                                     22,110    19,578
Merchandise inventories                                                       90,888    93,452
Prepaid expenses and other current assets                                     18,500    18,576
----------------------------------------------------------------------------------------------
 Total current assets                                                        131,498   140,625
Property and equipment, net of accumulated depreciation and amortization     466,930   407,204
Long-term investment in marketable securities                                      -     3,600
Long-term investments in preferred stock                                      56,137    20,000
Acquired leasehold rights, net of accumulated amortization                    13,991    14,150
Excess of cost over net assets acquired, net of accumulated amortization      70,212    49,288
Other assets, net of accumulated amortization                                 36,375    24,868
----------------------------------------------------------------------------------------------
                                                                            $775,143   659,735
==============================================================================================
Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------
                                                                                2000      1999
Current liabilities:
Current installments of long-term debt and capital lease obligations           6,372     6,655
Trade accounts payable                                                        53,808    49,038
Accrued payroll, bonus and employee benefits                                  36,966    29,638
Other accrued expenses                                                        43,590    36,024
----------------------------------------------------------------------------------------------
 Total current liabilities                                                   140,736   121,355
Long-term debt and capital lease obligations, less current installments      278,546   208,862
Other long-term liabilities                                                   17,173    18,928
----------------------------------------------------------------------------------------------
 Total liabilities                                                           436,455   348,515
----------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 100,000 shares authorized,
 27,136 and 26,873 shares issued, 26,226 and 26,265
  shares outstanding in 2000 and 1999, respectively                          229,545   230,131
Common stock in treasury, at cost                                            (28,475)  (18,939)
Retained earnings                                                            137,618   100,028
----------------------------------------------------------------------------------------------
Total shareholders' equity                                                   338,688   311,220
----------------------------------------------------------------------------------------------
Commitments and contingencies
----------------------------------------------------------------------------------------------
                                                                            $775,143   659,735
==============================================================================================

See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Income Statements (Unaudited) In thousands, except per share data

                                                                           Twelve weeks ended           Forty weeks ended
                                                                            July 2     July 4           July 2      July 4
                                                                             2000       1999             2000        1999
---------------------------------------------------------------------------------------------------------------------------
Sales                                                                   $   442,557   377,580         1,420,230   1,192,691
Cost of goods sold and occupancy costs                                      288,643   247,134           930,764     784,795
---------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                               153,914   130,446           489,466     407,896
Selling, general and administrative expenses                                125,275   108,124           405,974     339,913
Pre-opening and relocation costs                                              2,306       809             8,485       3,052
---------------------------------------------------------------------------------------------------------------------------
 Income from operations                                                      26,333    21,513            75,007      64,931
Other income (expense):
Interest expense                                                             (3,647)   (2,014)          (10,865)     (6,617)
Investment and other income                                                     408       254             1,315       1,771
---------------------------------------------------------------------------------------------------------------------------
 Income before income taxes and cumulative effect
  of change in accounting principle                                          23,094    19,753            65,457      60,085
Provision for income taxes                                                    9,700     7,703            27,492      23,433
---------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of change in
  accounting principle                                                       13,394    12,050            37,965      36,652
Cumulative effect of change in accounting principle,
  net of $272 of income taxes                                                     -         -              (375)          -
---------------------------------------------------------------------------------------------------------------------------
 Net income                                                             $    13,394    12,050            37,590      36,652
===========================================================================================================================

Basic earnings per share:
 Income before cumulative effect of change in
  accounting principle                                                  $      0.51      0.46              1.46        1.39
 Cumulative effect of change in accounting principle,
  net of income taxes                                                             -         -             (0.01)          -
---------------------------------------------------------------------------------------------------------------------------
 Basic earnings per share                                               $      0.51      0.46              1.44        1.39
===========================================================================================================================
 Weighted average shares outstanding                                         26,143    26,205            26,062      26,384
===========================================================================================================================

Diluted earnings per share:
 Income before cumulative effect of change in
  accounting principle                                                  $      0.49      0.44              1.40        1.34
 Cumulative effect of change in accounting principle,
  net of income taxes                                                             -         -             (0.01)          -
---------------------------------------------------------------------------------------------------------------------------
 Diluted earnings per share                                             $      0.49      0.44              1.39        1.34
===========================================================================================================================
 Weighted average shares outstanding                                         27,325    27,428            27,097      27,436
===========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) In thousands

                                                                                                          Forty weeks ended
                                                                                                          July 2     July 4
                                                                                                           2000       1999
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                             $  95,105       77,358
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Acquisition of property and equipment                                                                 (123,083)    (100,386)
 Acquisition of leasehold rights                                                                           (591)      (3,611)
 Payments for purchase of acquired entities, net of cash acquired                                       (25,700)     (24,500)
 Cash contributed to WholePeople.com                                                                     (4,478)           -
 Increase in long-term receivable from Amrion                                                            (3,800)           -
 Purchase of Sourdough minority interest                                                                 (1,281)           -
 Proceeds from sale of marketable securities                                                                  -       27,633
 Purchase of marketable securities available for sale                                                         -         (543)
----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                                (158,933)    (101,407)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net proceeds from long-term borrowings                                                                  70,000       15,000
 Issuance of common stock                                                                                 4,692        5,322
 Payments on long-term debt and capital lease obligations                                                (6,349)        (481)
 Purchase of treasury stock                                                                             (13,534)     (18,939)
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                              54,809          902
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                                (9,019)     (23,147)
Cash and cash equivalents at beginning of period                                                          9,019       36,674
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                            $       -       13,527
============================================================================================================================

Supplemental disclosures of cash flow information:
 Interest paid                                                                                        $   5,001        2,768
============================================================================================================================
 Federal and state income taxes paid                                                                  $  18,921       12,483
============================================================================================================================

Non-cash investing and financing activities:
   Effective January 14, 2000, the Company contributed its Amrion, Inc. and WholeFoods.com, Inc. subsidiaries to WholePeople.com, Inc., a newly formed Delaware corporation in exchange for 14,530,000 shares of convertible preferred stock of WholePeople.com. Net assets of the contributed subsidiaries totaled approximately $46.1 million, including cash of approximately $4.5 million. See note 4.

See accompanying notes to condensed consolidated financial statements.

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
July 2, 2000

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

                                                         Twelve weeks ended  Forty weeks ended
                                                          July 2    July 4    July 2   July 4
                                                           2000      1999      2000     1999
----------------------------------------------------------------------------------------------
Denominator for basic earnings per share:
 weighted average shares                                   26,143    26,205    26,062   26,384

Additional shares deemed outstanding from the assumed
 exercise of stock options                                  1,182     1,223     1,035    1,052
----------------------------------------------------------------------------------------------

Denominator for diluted earnings per share:  adjusted
 weighted average shares and assumed exercises             27,325    27,428    27,097   27,436
==============================================================================================

The computations of diluted earnings per share for the twelve and forty week periods ended July 2, 2000 do not include options to purchase approximately 1,349,000 shares and 1,367,000 shares, respectively, of common stock because to do so would be antidilutive. The computations of diluted earnings per share for the twelve and forty week periods ended July 4, 1999 do not include options to purchase approximately 1,477,000 shares and 1,529,000 shares, respectively, of common stock because to do so would be antidilutive. The computations of diluted earnings per share for all periods presented do not include approximately 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures because to do so would be antidilutive.

(3) Segment Information
In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in interim and annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Effective the beginning of the second quarter of fiscal 2000, the Company has operated in one reportable segment, natural foods supermarkets. The natural foods supermarkets segment includes the Company's stores and supporting operations, including Allegro Coffee Company. In the first quarter of fiscal 2000, the Company operated in two reportable segments, the natural foods supermarkets segment and the WholePeople.com segment. The WholePeople.com segment consisted of the Company's direct marketing and Internet operations, which merged operations into a single segment effective the beginning of the first quarter of fiscal 2000. In the prior year, the direct marketing operations were classified as a separate operating segment, and Internet operations were classified with operations of Allegro Coffee Company as "Other." The accompanying condensed consolidated financial statements reflect the results of operations of WholePeople.com as a consolidated wholly-owned subsidiary through the end of the first quarter in the current fiscal year and in all periods of the prior fiscal year.

Effective January 14, 2000, the Company has accounted for its investment in WholePeople.com preferred stock using the equity method. In applying the equity method, losses have been allocated to the stock classes in accordance with the terms of the common and preferred stockholders' agreements. Accordingly, operating results of WholePeople.com are not reflected in the Company's consolidated results of operations as long as positive common stock equity is available in WholePeople.com and the Company's liquidation preference on the preferred stock supports its carrying value. Effective June 30, 2000, WholePeople.com restructured its Internet operations by merging its Internet business with Gaiam, Inc. into a newly formed company named Gaiam.com, Inc. The WholePeople.com web site has been replaced by the Gaiam.com web site and the remaining WholePeople.com business has been renamed Amrion. In the third quarter, Amrion recognized an after-tax charge of approximately $15 million, which consisted of the write-off of its Internet web site, expenses associated with the transfer of Internet operations to Gaiam.com and severance costs. Excluding this one-time charge, for the twelve and twenty-four weeks ended July 2, 2000 Amrion incurred losses from operations of approximately $12.5 million and $17.6 million, respectively. See note 4. Prior period information has been reclassified to conform to the fiscal 2000 classification.

A reconciliation to consolidated sales follows (in thousands):

                                                                            Twelve weeks ended           Forty weeks ended
                                                                          July 2          July 4        July 2         July 4
                                                                           2000            1999          2000           1999
------------------------------------------------------------------------------------------------------------------------------
Natural foods supermarkets                                                $442,557       360,671      1,399,579      1,134,249

Sales of unconsolidated equity investment included in
 consolidated sales through end of first quarter 2000                            -        16,909         20,651         58,442
------------------------------------------------------------------------------------------------------------------------------

Consolidated sales                                                        $442,557       377,580      1,420,230      1,192,691
==============================================================================================================================

A reconciliation to consolidated income from operations follows (in thousands):

                                                                            Twelve weeks ended           Forty weeks ended
                                                                          July 2          July 4        July 2         July 4
                                                                           2000            1999          2000           1999
------------------------------------------------------------------------------------------------------------------------------
Natural foods supermarkets                                                $ 26,333        21,461         76,914         61,952

Income (loss) from operations of unconsolidated equity
 investment included in consolidated income from
 operations through end of first quarter 2000                                    -            52         (1,907)         2,979
------------------------------------------------------------------------------------------------------------------------------

Consolidated income from operations                                       $ 26,333        21,513         75,007         64,931
==============================================================================================================================

                                                                     Page 7of 14

(4) Investment in Amrion (formerly WholePeople.com)
Effective January 14, 2000, the Company contributed its Amrion, Inc. and WholeFoods.com, Inc. subsidiaries to WholePeople.com, Inc., a newly formed Delaware corporation in exchange for 14,530,000 shares of convertible preferred stock of WholePeople.com. Net assets of the contributed subsidiaries totaled approximately $46.1 million. Concurrent with the preferred stock issuance, WholePeople.com issued 3,125,732 shares of Class A common stock of WholePeople.com to unaffiliated investors (the "Investors") at $6.3985 per share, representing an aggregate purchase price of $20 million. The Investors further committed to acquire an additional 2,344,268 shares of Class A common stock at the same price, representing an additional aggregate purchase price of $15 million, upon 20 business days' notice from WholePeople.com. The Investors were granted the right to require WholePeople.com to issue such shares in the event WholePeople.com fails to provide such notice prior to the earlier of September 24, 2000 or the consummation of an initial public offering of WholePeople.com. WholePeople.com has established a stock option plan pursuant to which 5,000,000 shares of Class B common stock of WholePeople.com have been reserved for issuance upon exercise of options granted thereunder. As of July 2, 2000, no options have been granted under the plan.

Effective June 30, 2000, WholePeople.com restructured its Internet operations by merging its Internet business with Gaiam, Inc. into a newly formed company named Gaiam.com, Inc. The WholePeople.com web site has been replaced by the Gaiam.com web site and the remaining WholePeople.com business has been renamed Amrion. Concurrent with the restructuring, Amrion (formerly WholePeople.com) issued an additional 968,977 shares of Class A common stock to unaffiliated investors (the "Investors") at $6.3985 per share, representing an aggregate purchase price of $6,200,000. Together with the initial investment of $20 million and subsequent Class A common stock issuance of $5 million during the third quarter to the Investors, the Investors' total investment is $31.2 million for 4,876,142 of Class A common stock. The Investors have no further obligation to purchase Class A Common Stock, and Amrion has no further right to issue drawdown certificates to the Investors. Following the merger, Amrion owns 49.9% of Gaiam.com. Amrion will account for its investment in Gaiam.com using the equity method and will recognize earnings and losses of Gaiam.com in proportion to its ownership percentage.

At July 2, 2000, the Company owned approximately 75% of the voting capital stock of Amrion and the holders of Class A common stock owned approximately 25%. Each share of Amrion preferred stock is entitled to 10 votes per share, and each share of Class A common stock and Class B common stock is entitled to one vote per share. Prior to an initial public offering, Amrion has granted certain substantive participating rights to the holders of Class A common stock. In the event that Amrion fails to complete an initial public offering prior to January 14, 2003, the holders of Class A common stock will be entitled to elect a majority of the board of directors of Amrion and to require other shareholders to participate proportionately with the holders of Class A common stock in any bona fide, arms length business combination proposed by the holders of Class A common stock and involving Amrion.

In the event of a liquidation of Amrion, the holders of Amrion preferred stock are entitled to receive a preference equal to the net book value of the net assets contributed by the Company to Amrion before any amounts are distributed to the holders of Class A common stock or Class B common stock. The shares of Amrion preferred stock are convertible into Class A common stock at any time at the sole option of the holder(s) of such shares.

Effective January 14, 2000, the Company has accounted for its investment in Amrion preferred stock using the equity method, whereby the initial investment is equal to the net book value of the net assets contributed. In applying the equity method, losses have been allocated to the stock classes in accordance with the terms of the common and preferred stockholders' agreements. Accordingly, effective January 14, 2000, the operating results of Amrion are not reflected in the Company's consolidated results of operations as long as positive common stock equity is available in Amrion and the Company's liquidation preference on the preferred stock supports its carrying value.

In the third quarter, Amrion recognized an after-tax charge of approximately $15 million, which consisted of the write-off of its Internet web site, expenses associated with the transfer of Internet operations to Gaiam.com and severance costs. Excluding this one-time charge, for the twelve and twenty-four weeks ended July 2, 2000 Amrion incurred losses from operations of approximately $12.5 million and $17.6 million, respectively. Excluding this one-time charge, for the twelve and twenty-four weeks ended July 2, 2000 Amrion incurred a net loss after taxes of approximately $7.4 million and $11.5 million, respectively. As of July 2, 2000, the common shareholders' equity in Amrion is approximately $5 million. The accompanying condensed consolidated financial statements reflect the results of operations of Amrion and WholeFoods.com as consolidated wholly-owned subsidiaries through the end of the first quarter in the current fiscal year and in all periods of the prior fiscal year, and reflect the financial position of Amrion and WholeFoods.com as consolidated wholly-owned subsidiaries at September 26, 1999.

(5) Comprehensive Income
Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and other comprehensive income, which consists of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company's comprehensive income was comprised of net income and unrealized gains and losses on available for sale securities, net of tax. Comprehensive income, net of related tax effects, was as follows (in thousands):


                              Twelve weeks ended        Forty weeks ended
                             July 2         July 4     July 2         July 4
                              2000           1999       2000           1999
------------------------------------------------------------------------------

Net income                   $13,394         12,050     37,590         36,652

Unrealized gain (loss), net        -              -          -           (140)
------------------------------------------------------------------------------

Comprehensive income          $13,394        12,050     37,590         36,512
==============================================================================

(6) Business Combination
During the second quarter of fiscal 2000, the Company acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in the Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill totaling approximately $23.6 million, which is being amortized on a straight-line basis over 20 years. Pro forma results of operations are not presented due to the immaterial effect of the acquired company's results on consolidated results of operations.

7) Adoption of Accounting Standards
The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and establishes criteria for capitalizing certain internal use software costs. The Company has adopted SOP 98-1 effective the beginning of the first quarter of fiscal year 2000. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

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

The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"), in March 2000. This interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, among other issues, addresses the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 affecting the Company are effective July 1, 2000 and have been applied on a prospective basis. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Twelve and forty weeks ended July 2, 2000 compared to the same periods of the prior year.

General
The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. The following table sets forth the Company's results of operations data expressed as a percentage of sales:

                                                          Twelve weeks ended                  Forty weeks ended
                                                        July 2          July 4              July 2         July 4
                                                         2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------
Sales                                                     100.0%          100.0%          100.0%           100.0%
Cost of goods sold and occupancy costs                     65.2            65.5            65.5             65.8
-------------------------------------------------------------------------------------------------------------------
 Gross profit                                              34.8            34.6            34.5             34.2
Selling, general and administrative expenses               28.3            28.6            28.6             28.5
Pre-opening and relocation costs                            0.5             0.2             0.6              0.3
-------------------------------------------------------------------------------------------------------------------
 Income from operations                                     6.0             5.7             5.3              5.4
Other income (expense):
Interest expense                                           (0.8)           (0.5)           (0.8)            (0.6)
Investment and other income                                 0.1             0.1             0.1              0.2
-------------------------------------------------------------------------------------------------------------------
 Income before income taxes and cumulative effect of
  change in accounting principle                            5.2             5.2             4.6              5.0
Provision for income taxes                                  2.2             2.0             1.9              2.0
-------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of change in
  accounting principle                                      3.0             3.2             2.7              3.1
Cumulative effect of change in accounting principle,
  net of $272 of income taxes                                 -               -               -                -
-------------------------------------------------------------------------------------------------------------------
 Net income                                                 3.0%            3.2%            2.7%             3.1%
===================================================================================================================
Figures may not add due to rounding.

Sales
Sales increased 17.2% and 19.1% for the twelve and forty weeks ended July 2, 2000, respectively, compared to the same periods of the prior fiscal year. Core retail sales at natural foods supermarkets totaled $443 million and $1,400 million for the twelve and forty weeks ended July 2, 2000, respectively. This represents increases of 22.7% and 23.4% over the same periods of the prior year due to the addition of seventeen new and acquired stores to the store base over the last year and comparable store sales increases of approximately 8.1% and 8.7%, respectively. Sales in identical stores, which excludes relocations, increased 6.5% and 7.2% for the twelve and forty weeks ended July 2, 2000, respectively. Comparable and identical store sales increases generally result from an increase in average transaction amounts and in the number of customer transactions, reflecting an increase in market share as the stores mature in a particular market.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's consolidated gross profit as a percentage of sales was 34.8% and 34.5% for the twelve and forty weeks ended July 2, 2000, respectively, compared to 34.6% and 34.2%, respectively, for the same periods of the prior fiscal year. Core retail gross profit at natural foods supermarkets as a percentage of sales was 34.8% and 34.4% for the twelve and forty weeks ended July 2, 2000, respectively, compared to 34.2% and 33.5%, respectively, for the same periods of the prior fiscal year. These increases reflect increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, increased percentage of sales in certain regions and departments where the Company achieves higher gross profits, and continued improvement in store execution with respect to product procurement, merchandising and controlling spoilage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of sales were 28.3% and 28.6% for the twelve and forty weeks ended July 2, 2000, respectively, compared to 28.6% and 28.5%, respectively, for the same periods of the prior fiscal year. Core retail selling, general and administrative expenses as a percentage of sales were 28.3% and 28.3% for the twelve and forty weeks ended July 2, 2000, respectively, compared to 28.0% and 27.8%, respectively, for the same periods of the prior fiscal year. These increases were due entirely to higher direct store expenses as a percentage of sales at new and acquired stores added over the last year. Direct store expenses as a percentage of sales at existing stores for the twelve and forty weeks ended July 2, 2000, were consistent with the same periods of the prior fiscal year. Year-to-date consolidated selling, general and administrative expenses include increases at WholePeople.com in the first fiscal quarter that were the result of increased staffing and other costs associated with web site and product category development costs.

Store Contribution
Store contribution consists of core retail gross profit less direct store expenses. Store contribution as a percentage of core retail sales was 9.6% and 9.4% for the twelve and forty weeks ended July 2, 2000, respectively, compared to 9.7% and 9.3%, respectively, for the same periods of the prior fiscal year.

Pre-opening and Relocation Costs
Pre-opening costs include hiring and training personnel, supplies, and certain occupancy and miscellaneous costs related to new store and facility openings and are incurred primarily in the thirty days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 effective the beginning of the first quarter of fiscal year 2000. In fiscal 1999 and prior years, the Company capitalized pre-opening costs as incurred and subsequently expensed such amounts in the quarter of the location opening. Pre-opening and relocation costs for the twelve and forty weeks ended July 2, 2000 consist primarily of costs associated with the openings of five new stores during the first quarter, four new stores during the second quarter and two new stores and one relocated store in the third quarter. In the prior year, pre-opening and relocation costs for the twelve and forty weeks were associated with the opening of one new store and the relocation of one store in the second quarter and two new stores in the third quarter.

Interest Expense
Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the twelve and forty weeks ended July 2, 2000 totaled approximately $3.6 million and $10.9 million, respectively, compared to approximately $2.0 million and $6.6 million, respectively, for the same periods of the prior fiscal year. These increases are due primarily to additional amounts outstanding under the Company's bank line of credit in fiscal 2000. Capitalized interest for the twelve and forty weeks ended July 2, 2000 totaled approximately $0.4 million and $1.7 million, respectively, compared to approximately $0.3 million and $0.9 million, respectively, for the same periods of the prior fiscal year.

Investment and Other Income
Investment and other income for the twelve and forty weeks ended July 2, 2000 totaled approximately $0.4 million and $1.3 million, respectively, compared to $0.3 million and $1.8 million, respectively, for the same periods of the prior fiscal year. The decrease for the forty week period was primarily due to a decline in interest income earned through the second quarter of the prior year on investments in available for sale securities.

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

Whole Foods Market's principal historical capital requirements have been the funding of the development or acquisition of new stores, expansions and improvements in existing stores and increases in overall working capital requirements. The Company estimates that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $750,000, a substantial portion of which is financed by the vendors of Whole Foods Market. Five stores are expected to open during the fourth fiscal quarter. The Company has twenty-five stores currently under development that are expected to open during the next three fiscal years. The Company expects that planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations and bank lines of credit. The Company continually evaluates the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions. During the third quarter of fiscal 2000, the Company expanded its current credit facility to $195 million. At July 2, 2000 the Company had $120 million outstanding under the line of credit.

Risk Factors
The Company wishes to caution readers that inherent risks and uncertainties including those listed in the Company's Annual Report on Form 10-K for the year ended September 26, 1999, among others, could cause the actual results of Whole Foods Market to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q. "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Except for historical information, the matters discussed in this report are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely and successful development and opening of new or relocated stores, the impact of competition, impairment of the value of investments and other factors which are often beyond the control of the Company. Additionally, effective January 14, 2000, the operating results of Amrion (formerly WholePeople.com) are not reflected in the Company's consolidated results of operations as long as positive common stock equity is available in Amrion and the Company's liquidation preference on the preferred stock supports its carrying value. As of July 2, 2000, the common shareholders' equity in Amrion is approximately $5 million. There can be no assurance that Amrion will be able to operate profitably, that its investment in Gaiam.com will not result in recognition of losses on the equity method, or that Amrion will be able to obtain additional public or private financing, and therefore if positive common stock equity is no longer available in Amrion or the Company's liquidation preference on the preferred stock no longer supports its carrying value, the Company's future consolidated results of operations may include results of Amrion. The Company does not undertake any obligation to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the year ended September 26, 1999.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed with this report:

        Exhibit 27   Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended July 2, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Whole Foods Market, Inc.
                              ------------------------
                              Registrant


Date:  August 15, 2000        By: Glenda Flanagan
      ----------------            ---------------
                              Glenda Flanagan
                              Vice President and
                              Chief Financial Officer
                              (Duly authorized officer and
                              principal financial officer)