Form 10-K
period 2000-09-24
WHOLE FOODS MARKET INC
filed 2000-12-22
CIK 865436

                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 2000 was $1,536,295,260.

The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 2000 was 26,177,332.

PART I

Item 1.   Business

Whole Foods Market, Inc. owns and operates the country's largest chain of natural foods supermarkets. Our Company mission is to improve the health, well-being, and healing of both people and of the planet. To achieve this mission, we plan to continue to expand our retail operations to offer the highest quality and most nutritious foods to more and more customers, helping them to live healthier and more vital lives. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last twenty years.

We opened our first store in Austin, Texas in 1980 and as of September 24, 2000, we operated 117 stores in 22 states plus the District of Columbia. Our sales have grown rapidly through internal expansion, acquisitions and same store sales growth, from approximately $92.5 million in fiscal year 1991 to approximately $1.8 billion in fiscal year 2000, a compounded annual growth rate of approximately 39%. Our stores currently average approximately 27,000 square feet in size and approximately $17 million in annual sales. Sales per gross square foot as of our most recent fiscal year end was approximately $660, which we believe is higher than most conventional supermarkets or food retailers, including competitors in the large-store segment of the natural foods industry. Our stores are supported by regional distribution centers, bake houses, commissary kitchens, a seafood processing facility, a produce procurement and field inspection office, and a coffee roasting operation. We have the goal of becoming a national brand synonymous with not just natural and organic foods, but with being the best supermarket in every community in which we are located.

In fiscal year 2000, we merged Amrion, our direct marketing and nutritional supplement manufacturing subsidiary, and WholeFoods.com, our Internet business, to form WholePeople.com. In June 2000, WholePeople.com's Internet properties were merged into Gaiam.com in exchange for common stock in Gaiam.com and the remaining business was renamed NatureSmart. Subsequent to the end of the current fiscal year, our Board of Directors adopted a plan to discontinue the business of manufacturing and direct marketing of nutritional supplements at NatureSmart.

The Natural Products Industry
According to a leading trade publication for the industry, natural products sales have grown to over $28 billion in 1999, increasing 11% for the second year in a row. The natural products we offer in our stores include:

 .  natural and organic foods and beverages,

 .  dietary supplements,

 .  natural personal care products,

 .  natural household goods, and

 .  educational products

Natural foods can be defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic is an ecological production management system that promotes and enhances biodiversity, biological cycles, and soil biological activity. It is based on the minimal use of off-farm inputs and on management practices that restore, maintain and enhance ecological harmony.

Sales growth for natural and organic foods is being driven by numerous factors including:

 . increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, growth hormones, artificial ingredients and other chemicals, and genetically engineered ingredients;

 .  environmental concerns due to the degradation of water and soil quality; and

 . healthier eating patterns driven by a better-educated populace whose median age is increasing each year.

Business Strategy
Whole Foods Market is the country's largest sales volume retailer of natural products. We believe that much of our success to date is because we remain uniquely mission driven. We are highly selective about what we sell, we believe in providing an empowering work environment for our team members and we are committed to sustainable agriculture.

Whole Foods. We obtain our products locally and from all over the world, often from small, uniquely dedicated food artisans. We strive to offer the highest quality, least processed, most flavorful and naturally preserved foods. We believe that food in its purest state--unadulterated by artificial additives, sweeteners, colorings and preservatives--is the best tasting and most nutritious food available.

Whole People. We recruit the best people we can to become part of our team. We empower them to make many operational decisions, creating a respectful workplace where team members are treated fairly and are highly motivated to succeed. We look for team members who are passionate about food but who are also well-rounded human beings who can play a critical role in helping to build our stores into profitable and beneficial parts of their communities.

Whole Planet. We believe companies, like individuals, must assume their share of responsibility for our planet. On a global basis we actively support organic farming--the best method for promoting sustainable agriculture and protecting the environment and farm workers. On a local basis, we are actively involved in our communities by supporting food banks, sponsoring neighborhood events, compensating our team members for community service work, and contributing at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Growth Strategy
Whole Foods Market's growth strategy is to expand through a combination of new store openings and acquisitions of existing stores. We have a disciplined, opportunistic real estate and acquisition strategy, opening or acquiring stores in existing trade areas as well as new markets. Our new stores typically range between 25,000 to 45,000 square feet and are located on premium real estate sites. We have also grown through acquisitions, with approximately 50% of our store base consisting of acquired stores. As the natural foods retailing industry is highly fragmented and comprised of many smaller local and regional chains, we expect to continue to pursue acquisitions of smaller chains that provide us access to desirable locations and markets as well as experienced team members. Our historical store growth is summarized below:

                                                                    Fiscal Year (1)
                                                     2000    1999      1998      1997      1996
                                                    -------------------------------------------
Beginning of year                                     100      87        75        68        41
Stores opened                                          17       9         9         7         8
Acquired stores                                         3       5         6         2        24
Relocations and closures                               (3)     (1)       (3)       (2)       (5)
                                                    -------------------------------------------
End of year                                           117     100        87        75        68
                                                    -------------------------------------------
Total square footage, end of year (in thousands)    3,180   2,584     2,092     1,724     1,563
                                                    -------------------------------------------

(1) Stores acquired in pooling transactions are reflected as acquired in the period in which the applicable transaction closed.

As of November 30, 2000, we had signed leases for over 20 stores averaging approximately 34,000 square feet in size. We expect to open or acquire approximately 15 to 20 stores per year, including relocations of existing stores, in each of the next two fiscal years. We believe that going forward more of our growth will come from developing new stores than from acquiring existing stores.

Products
On average, our stores carry approximately 20,000 SKU's of food and non-food products. We have a broad product selection with a heavy emphasis on perishable foods designed to appeal to both natural foods and gourmet shoppers. Most of our products are from natural food vendors; however, we do sell a limited selection of conventional national brands that meet our quality goals.

Quality Goals. Our objective is to sell our customers the highest quality foods available. We define quality in terms of nutrition, freshness, appearance and taste and have the following product quality goals:

 .  Whole Foods. We evaluate each and every product that we sell.

 . Natural. We feature foods that are free from artificial preservatives, colors, flavors and sweeteners.

 . Taste. We are passionate about great tasting food and the pleasure of sharing it with others.

 . Freshness. We are committed to foods that are fresh, wholesome and safe to eat.

 .  Organic. We seek out and promote organically grown foods.

 . Wellness. We provide foods and nutritional products that support health and well being.

Product Categories. Our product categories include: produce, grocery, meat and poultry, seafood, bakery, prepared foods, specialty (beer/wine/cheese), nutritional supplements, body care, pet products, floral, household products and educational products such as books.

Nutritional Supplements. Our nutrition departments offer a vast array of vitamins, supplements, herbs and teas, homeopathic remedies and information on alternative healthcare. The departments are staffed with team members who have strong product knowledge. In an effort to make the departments easier for customers to shop, the departments are organized based on product structure and function categories such as Joint Health, Stress Reduction and Men's Health. Along with many branded products, we also offer our own private label products under the "Whole Foods" and "365" labels.

Private Label Products. Because of the relative lack of national brands within the natural products industry, we have a unique private label opportunity. We have taken advantage of this opportunity and have expanded our private label offerings over the last several years. We now have four different lines of products featuring over 1,000 SKU's. Our private label sales in grocery and nutrition currently account for approximately 12% of our total sales in those product categories. The "Whole Foods" label began in 1992 and markets "best of class" premium and super premium products. We seek out artisan food producers, small batch production and hand-tested recipes for products included in this program. In 1997, we introduced a line of products under the "365" label which emphasizes every day value products. These products meet our quality goals but are less expensive than alternative products that we sell. In 1999, we introduced a product line that appeals to our younger customers under the "Whole Kids" label. After supplying our stores with specialty and organic coffees, teas and brewing equipment for many years, Allegro Coffee Company was acquired by Whole Foods Market in December of 1997.

Store Operations
Team Approach to Store Operations. We have promoted a strong Company culture featuring a team approach to store operations which we believe is distinctly more empowering of employees than that of the traditional supermarket. Our stores employ between 31 and 400 team members who are organized into up to eleven teams, each led by a team leader. Each team is responsible for a different product category or aspect of store operations such as customer service or the front-end which runs the customer checkout stations. We promote a decentralized team approach to store operations in which many personnel, merchandising and operating decisions are made by teams at the individual store level. Because of our decentralized management structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all the department team leaders, to operate the store as efficiently and profitably as possible. Store team leaders are paid a salary plus an Economic Value Added ("EVA"(TM))-based bonus and are eligible to receive stock options.

We believe team members are inspired by work that provides them with a greater sense of purpose and mission. For many team members, their job with us is an extension of their personal philosophy and lifestyle. Many team members feel they are contributing to the good of others by selling clean and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment. We have a program that provides paid time off to team members for working with qualified community service organizations. For the past four years, Fortune magazine has selected us as one of the "100 Best Companies to Work for in America."

We strive to create a Company-wide consciousness of "shared fate" by uniting the self-interests of team members as closely as possible to the self-interests of our shareholders. One way we reinforce this concept is through a gainsharing program rewarding a team's labor productivity. We also encourage stock ownership among team members through the following programs:

 . Team Member Stock Option Plan. Team members are eligible for stock options through seniority, promotion or at the discretion of senior regional or national leadership.

 . Team Member Stock Purchase Plan. Team members can purchase restricted stock at a discount through payroll deductions.

 . Team Member 401(K) Plan. Whole Foods Market stock is an investment option within our Company 401(K) plan.

Store Description. We do not have a standard store design model. Instead, each store's design is customized to fit the size and configuration of the particular location and community in which it is located. We transformed food shopping from a chore into a dynamic experience by building and operating stores with colorful decor, well-trained team members, exciting product mixes, teams of in-store chefs, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, prepared foods stations and European-style charcuterie departments. To further a sense of community and interaction with customers, our stores typically include sit-down eating areas, customer comment boards and centrally located information booths. We have "Take Action" centers for our customers who want to be informed on important issues relative to environmental, legislative, food safety and product quality issues that can directly affect our customers' health and well being. In addition, some stores offer special services such as massage, valet parking and home delivery. Whole Foods Market stores play a unique role as a "third place"--besides the home and the office-- where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Site Selection. Each of our stores is generally located in a high-traffic shopping area and is either freestanding or in a strip center. In selecting store locations, we use an internally developed model to analyze potential markets based on various criteria such as education levels, population density and income levels. Approximately 95% of our existing stores are located in the top fifty statistical metropolitan areas. We primarily seek to open large format stores which range in size between 25,000 to 45,000 square feet and are located on premier real estate sites, often in urban, high population locales. After we have selected a target site, our site consultant does a comprehensive site study and sales projection. Potential sites must also pass EVA hurdles. Stores currently under development average approximately 34,000 square feet. In addition, we opportunistically pursue smaller store sites which we believe can achieve our sales and EVA targets.

New stores typically open approximately 12 to 24 months after a store lease is signed. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. For the past three years, that has ranged from approximately $3 million to $12 million, excluding new store inventory of approximately $750,000, and pre-opening expenses have averaged approximately $500,000.

Purchasing and Distribution
Our buyers purchase products for retail sale from regional wholesale suppliers and vendors. Over the last few years, we have shifted the majority of our purchasing operations from the store to the regional and national level. By purchasing on a regional and national level, we are able to negotiate better volume discounts with major vendors and distributors. We own and operate seven regional distribution centers across the country. The largest of our regional distribution centers, Texas Health Distributors in Austin, Texas, distributes natural products to our stores in Texas, New Mexico, Colorado and Louisiana.

Our other regional distribution centers primarily distribute produce and our private label products to our stores in their respective regions. In addition, we own a seafood wharf, a produce procurement center, a specialty coffee roaster and distributor and have established regional commissaries and bakehouses, all of which distribute products to our stores.

Marketing
We spend less on advertising than conventional supermarkets, instead relying primarily on word-of-mouth recommendations from our customers. We allocate about half of our marketing budget to region-wide programs and the remainder to our individual stores' marketing efforts. Our stores spend most of their marketing budgets on store events such as taste fairs, classes, store tours and product samplings. We encourage the adoption of a natural and organic lifestyle by extending our customer education initiatives beyond the store to include proactive public relations programs. To create goodwill and maintain a high profile within its community, each store also has a separate budget for making contributions to a variety of philanthropic and community activities. We presently contribute at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Certain of our stores offer a loyalty card program, Whole Foods Rewards(TM), which is designed to give our loyal customers meaningful savings and rewards when they shop in our stores.

Customer Service
One of our core values as a Company is to satisfy and delight our customers. We want to meet or exceed their expectations on every shopping trip. We know that by doing so we turn customers into advocates for our business. Advocates do more than shop with us, they talk about Whole Foods to their friends and others. We want to serve our customers competently, efficiently, knowledgeably and with flair. We generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store "Take Action" centers as well as on our corporate web site at www.wholefoodsmarket.com which features a library of
                      ------------------------
information about environmental, legislative, food safety and product quality issues.

Team Members
As of September 24, 2000, we had approximately 18,500 team members, including approximately 15,400 full-time, 2,300 part-time and 800 seasonal team members. We sponsor a partially self-insured health care benefits plan for participating employees. We maintain a reserve for job-related injury claims rather than subscribing to a workers' compensation insurance program for our team members in Texas. All of our team members are eligible to receive stock options. While our stores have been subject to informational pickets from time to time by certain local retail clerks' and butchers' unions, none of our team members are represented by a labor union or collective bargaining agreement. For the past four years, Fortune magazine has selected Whole Foods Market as one of the "100 Best Companies to Work for in America."

Economic Value Added
In fiscal year 1999, we adopted an EVA management and incentive system. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge for the cost of capital necessary to generate that profit. EVA has become a foundation for improved business decisions across the Company, and we are pleased with how well the program has been implemented to date.

One of our core strengths is our decentralized culture, where decisions are made at the store level, close to the customer. This is one of our strongest competitive advantages, and EVA is an excellent complement to our culture. We believe that EVA is the framework that team members can use to help make decisions that will create sustainable shareholder value. Rather than taking decision-making authority away from local areas as we grow, we instead are developing tools for our team members to use to help them make better decisions. As a result, EVA is strengthening financial discipline in decisions made throughout the Company. The impact is already being seen in how we look at capital investments and make decisions that affect our operating results.

In fiscal year 2000, we integrated the EVA decision-making model throughout our retail operations. We are using EVA extensively for capital investment decisions, from evaluating new store real estate decisions to determining store remodeling needs. Capital investments are evaluated through a series of EVA analyses. We are turning down projects that do not add value to the Company in the short or long term. Operating decisions in stores have also been enhanced by the EVA decision-making model. Our emphasis is on EVA improvement, as we want to challenge our teams to continue to innovate and grow in new ways. We believe that opportunities always exist to increase sales and margins, and to lower operating expenses in ways that benefit all of our stakeholders. We believe that focusing on EVA improvement encourages continuous improvement of our business.

Over 250 leaders throughout the Company are now on EVA-based incentive plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team in all stores. We are excited about the progress that we have made with EVA in the short time since we adopted the program and expect to continue to expand its use throughout the Company in the coming years.

We believe that our extensive training on EVA, followed by the incentive plan development and implementation, has blended EVA very well into our culture. Using EVA, we believe that we have taken one of our strongest competitive advantages and are making it even stronger.

Competition
Food retailing is a large, intensely competitive industry. While we primarily compete within the smaller natural foods supermarket niche, on a broader scale our competitors include local, regional and national conventional and specialty supermarkets, smaller specialty stores as well as restaurants.

Natural and organic foods are one of the fastest growing segments of food retailing today, and most supermarkets have begun offering at least a limited selection of these products and may choose to expand their selection more aggressively. We have found it works to our benefit for conventional supermarkets to offer natural and organic products for two reasons. First, it helps fulfill our Company mission of improving the health, well-being, and healing of both people and of the planet. Second, it helps create new customers for us. As more people are exposed to the benefits of natural and organic products, they are more likely to become Whole Foods Market customers as we are the "category killer" for natural and organic products, offering what we believe is the largest selection and most informed customer service at competitive prices.

According to a leading trade publication, the natural products business remained stable in 1999 as the percentage of sales in most sectors varied less than 1% from those in 1998. Natural products retailers account for approximately 50% of the overall market for natural products.

Strategic Relationships
We have entered into a strategic relationship with Gaiam, Inc., a lifestyle company catering to customers who value the environment, personal development and healthy living. This relationship consists of our preferred equity investment and minority common equity investment in the company's Internet subsidiary, Gaiam.com, Inc., and commercial agreements which vary in scope from a joint marketing agreement to the sale of products on co-branded sections of the Gaiam.com Web site.

We believe that this investment and commercial arrangement is attractive for a variety of reasons. First, our customers receive access to a wider range of desirable products and services. Second, we are able to generate revenue from the strategic partners because we help them sell to our customer base. Third, we have the opportunity to participate in the future success of Gaiam and Gaiam.com as a result of our ownership interest. We believe that our strategic partners are also well served as a result of the opportunity to grow their customer base quickly and build brand recognition.

Government and Public Affairs
Our stores are subject to various federal, state and local laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages.

The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act ("FFDC Act"). The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act. We believe we are in material compliance with product labeling requirements.

Margaret Wittenberg, our Vice President of Governmental and Public Affairs, has served on numerous government boards and industry committees to create and strengthen the USDA's proposed National Organic Standards, counseling the USDA and the EPA on pesticide tolerance levels, controlling the use and labeling of Genetically Modified Organisms ("GMOs") in the food chain and preserving marine fisheries.

The USDA released the National Organic Standards in December 2000. The National Organic Standards will facilitate interstate commerce and marketing of fresh and processed foods that are organically produced, and will help provide assurance to our customers that such products meet consistent, uniform standards.

Trademarks
Trademarks owned by the Company or its subsidiaries that have been registered or are pending in the United States Patent and Trademark Office include, but are not limited to: "Whole Foods Market," "wholefoodsmarket.com," "365 Every Day Value," "Allegro Coffee Company," "NatureSmart," "Bread & Circus," "Bread of Life," "Fresh Fields," "Merchant of Vino," "Wellspring Grocery," "Whole Kids," and "Whole Foods, Whole People, Whole Planet." The Company or its subsidiaries also holds registrations and maintains common law trademark rights for stylized logos and brand names for products created by NatureSmart, Allegro Coffee Company and many of its private label products.

Additional Factors That May Affect Future Results
We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Our Growth is Dependent on New Store Openings and Acquisitions

Our strategy is to expand through a combination of new store openings and acquisitions of existing stores. Successful implementation of this strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that our expansion strategy can be successfully executed.

Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new markets and to operate these stores successfully. Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. We may not be able to timely open new stores or operate them successfully. In addition, we may not be able to successfully hire and train new team members, or integrate those team members into the programs and policies of our Company. We may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner.

There can be no assurance that we will continue to grow through acquisitions. For the acquisitions that we do make, we may not be able to successfully integrate those businesses into our operations and support systems, or the operations of acquired businesses may be adversely affected by the introduction of our decentralized operational approach.

We May Experience Significant Fluctuations in Our Quarterly Operating Results

Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in merchandise costs, possible supply shortages and potential uninsured casualty losses. In addition, our quarterly operating results may fluctuate significantly as the result of the timing of acquisitions, the timing of new store openings, and the range of operating results generated from newly opened stores.

Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. Effective the beginning of fiscal year 2000, we charged our new store pre-opening costs to expense as incurred in accordance with Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" issued by the American Institute of Certified Public Accountants ("AICPA"). In fiscal year 1999 and prior years, we capitalized pre-opening costs as incurred and subsequently expensed such amounts in the quarter of the location opening.

We May Not Be Able to Complete the Sale of NatureSmart as Planned

We have accounted for and presented the NatureSmart business of manufacturing and direct marketing of nutritional supplements as discontinued operations in the accompanying consolidated financial statements. We intend to dispose of the NatureSmart business through the sale of our ownership of its operating units and assets. If we are unable to complete the sale in the expected timeframe, we may need to continue to operate and finance NatureSmart, and, consequently, our borrowing capacity for retail operations could be affected and management's focus could be diverted from our retail operations.

We have recorded a loss on disposition of the NatureSmart business totaling approximately $24 million, representing the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal, and estimated loss from operations of the discontinued business through the expected date of disposition, net of income tax benefit.
If we are unable to complete the sale of the NatureSmart business in the expected timeframe, or if the estimates used in determining the loss on disposal change significantly, our financial position, results of operations and cash flows could be adversely affected.

Capital Needed for Expansion May Not be Available

The acquisition of existing stores, the opening of new stores and the development of new production and distribution facilities require significant amounts of capital. In the past, our growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, and internally generated cash flow. These and other sources of capital may not be available to us in the future. In addition, restrictive covenants which may be imposed by our lenders may restrict our ability to fund our growth.

Increased Competition May Have an Adverse Effect on Profitability

Our competitors currently include other natural foods supermarkets, conventional and specialty supermarkets, other natural foods stores, small specialty stores and restaurants. These businesses compete with us in one or more product categories. In addition, traditional and specialty supermarkets are expanding more aggressively in marketing a broad range of natural foods, thereby competing directly with us for products, customers and locations. Some of these potential competitors have been in business longer or have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits, and/or greater operating costs such as marketing.

The sales of nutritional supplements, nutriceuticals and other fitness and health-related products are highly competitive, and we expect to face continued competitive pressure in the future.

Legal Proceedings Could Materially Impact Our Results

From time to time we are party to legal proceedings including matters involving personnel and employment issues, intellectual property, and other proceedings arising in the ordinary course of business. Although not currently anticipated by management, our results could be materially impacted by the decisions and expenses related to such proceedings.

We May Be Subject to Product Liability Claims if People Are Harmed By the Products We Sell

There is increasing governmental scrutiny of and public awareness regarding food safety. We believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. Although we have intensified our retail food safety procedures, we believe that our customers hold us to a higher standard than conventional supermarkets. The real or perceived sale of contaminated food products by us could result in product liability claims, the settlement or outcome of which might have a material adverse effect on our operations.

The Loss of Key Management Could Negatively Affect Our Business

We are dependent upon a number of key management and other team members. If we were to lose the services of a significant number of key team members within a short period of time, it could have a material adverse effect on our operations. We do not maintain key person insurance on any team member. Our continued success is also dependent upon our ability to attract and retain qualified team members to meet our future growth needs. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. We may not be able to attract and retain team members as necessary to operate our business.

Information Picketing May Impact Our Sales

Our new and existing stores have from time to time been subjected to informational picketing and negative publicity campaigns by members of various local trade unions. These informational pickets and campaigns may have the effect of lowering the sales volumes of new or existing stores.

Acquired Operations May Experience Integration Issues

By acquiring many new stores and certain manufacturing type businesses in the last several years, we have materially increased the scope of our operations by entering new markets and increasing the number of our stores we operate. There can be no assurance that comparable store sales of acquired stores will increase to or be maintained at the level achieved by our existing stores. Additionally, the operations of acquired stores may be adversely affected as a result of the introduction of our decentralized team approach to store operations, or the response of customers to the changes in operations and merchandising mix that we may make. The integration of acquired operations into our operations will require the dedication of management resources that may temporarily detract attention from our day-to-day business.

Unfavorable Changes in Government Regulation Could Harm our Business

Our stores are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses.

The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the FDA, the FTC, the CPSC, the USDA and the EPA. The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the FFDC Act. The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act.

Released by the USDA in December 2000, the National Organic Standards will facilitate interstate commerce and marketing of fresh and processed food that is organically produced and will provide an assurance to our customers that such products meet consistent, uniform standards. Compliance with these standards might pose an unbearable burden on some of our suppliers that may cause a disruption in some of our product offerings.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

Our Stock Price is Volatile

The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors include variations in our earnings results, changes in earnings estimates by securities analysts, publicity regarding us, our competitors, the health food industry generally, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health food industry specifically, sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock. Volatility in the price of our common stock, changes in prevailing interest rates and changes in perception of our creditworthiness may in the future adversely affect the price of our convertible subordinated debentures.

Information System Upgrades or Integrations May Disrupt Our Operations or Financial Reporting

We continually evaluate and upgrade our management information systems. We have completed a number of acquisitions in recent years, and the information systems of some of the acquired operations have not been fully integrated with our information systems. Although we do not anticipate any disruption in our operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that the desired benefits from the system upgrades will be realized.

We May Not Be Able to Adequately Protect Our Intellectual Property Rights

We rely on a combination of patent, trademark, trade secret and copyright law and internal procedures and nondisclosure agreements to protect our intellectual property. There can be no assurance that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, the laws of certain foreign countries in which our products may be produced or sold do not protect our intellectual property rights to the same extent as the laws of the United States. Failure to protect our proprietary information could have a material adverse effect on our business, results of operations and financial condition.

Self-Insured Benefits Plan Claims Could Materially Impact Our Results

We provide partially self-insured, voluntary team member benefits plans that provide, among other benefits, health care benefits to participating team members. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. Although not currently anticipated by management, our results could be materially impacted by claims and other expenses related to such plans.

Item 2.   Properties

At September 24, 2000, we operated 117 stores in twenty-two states and the District of Columbia. We own the New Orleans, Berkeley and Atlanta store locations. We also own a building in Austin, Texas which houses one of our stores, the corporate headquarters and a bookstore. The underlying property is leased from a third party under a ground lease which has a base term of twenty years with ten options to renew for five years each. We also own manufacturing, distribution warehousing and office facilities in Thornton, Colorado and an undeveloped property in Westminster, Colorado that are associated with discontinued operations and are actively being marketed. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from 1 to 40 years. The Company has options to renew most of its leases with renewal periods ranging from 5 to 50 years. The following table shows the number of Company stores by state and the District of Columbia as of September 24, 2000:

                         Number                        Number                        Number
Location                 of Stores      Location       of Stores      Location       of Stores
-----------------------------------------------------------------------------------------------
Arizona                      1          Louisiana           1         North Carolina       5
California                  32          Maryland            5         Pennsylvania         5
Colorado                     1          Massachusetts      11         Rhode Island         1
Connecticut                  1          Michigan            8         Texas               12
District of Columbia         2          Minnesota           2         Virginia             7
Florida                      5          New Jersey          4         Washington           1
Georgia                      2          New Mexico          1         Wisconsin            1
Illinois                     8          New York            1
-----------------------------------------------------------------------------------------------

The Company has a lease with the bookstore at its building in Austin, Texas. Certain officers of the Company are also shareholders of the bookstore in which they own a combined approximately 13% of the outstanding stock. We believe that the terms of the lease with the bookstore are on terms no less favorable to the Company than could have been negotiated with an independently owned retailer. This is partially based on an appraisal of the lease by an independent appraisal firm. The income from this lease is not material to the Company's operations.

Item 3.   Legal Proceedings

From time to time, the Company is involved in lawsuits that we consider to be in the normal course of business which have not resulted in any material losses to date.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "WFMI." The following sets forth the high and low sales prices of the Company's common stock for the last two fiscal years:

                                                            High        Low
----------------------------------------------------------------------------
Fiscal Year 2000
September 27, 1999 to January 16, 2000                      $48.00    $30.25
January 17, 2000 to April 9, 2000                            48.00     36.25
April 10, 2000 to July 2, 2000                               55.63     34.38
July 3, 2000 to September 24, 2000                           60.00     40.38

Fiscal Year 1999
September 28, 1998 to January 17, 1999                      $50.75    $32.00
January 18, 1999 to April 11, 1999                           42.75     28.25
April 12, 1999 to July 4, 1999                               48.75     36.75
July 5, 1999 to September 26, 1999                           48.00     32.38
----------------------------------------------------------------------------

The Company had approximately 1,374 record holders of its common stock as of November 30, 2000.

The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's present bank credit agreement contains certain restrictive covenants that include the prohibition of the payment of dividends on common stock.

Item 6.   Selected Financial Data

Whole Foods Market, Inc. and Subsidiaries
Summary Financial Information In thousands, except per share and operating data

                                                               Sept 24     Sept 26     Sept 27     Sept 28    Sept 29
                                                                2000        1999        1998        1997      1996
---------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations Data (1) (2)
Sales                                                        $1,838,630   1,492,519   1,308,070   1,049,283   892,098
Cost of goods sold and occupancy costs                        1,205,096     985,000     873,088     709,692   613,056
---------------------------------------------------------------------------------------------------------------------
 Gross profit                                                   633,534     507,519     434,982     339,591   279,042
Selling, general and administrative expenses                    516,418     420,094     357,941     290,440   249,045
Pre-opening and relocation costs                                 10,497       5,914       3,979       5,243     5,903
Amortization expense                                              5,926       3,507       2,841       2,415     1,563
Asset disposal costs                                                  -       5,940           -           -     2,302
Merger expenses                                                       -           -       1,699           -    36,214
---------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                        100,693      72,064      68,522      41,493   (15,985)
Other income (expense):
Interest expense                                                (15,093)     (8,248)     (7,677)     (6,033)   (5,084)
Investment and other income (loss)                               (8,015)      1,800       2,303          27       423
---------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations before income
  taxes and equity in losses of unconsolidated affiliates        77,585      65,616      63,148      35,487   (20,646)
Provision (benefit) for income taxes                             34,584      25,590      23,454      11,327    (3,411)
Equity in losses of unconsolidated affiliates                    14,074           -           -           -         -
---------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations before
  cumulative effect of change in accounting principle            28,927      40,026      39,694      24,160   (17,235)
Discontinued operations:
 Income (loss) from discontinued operations, net of
  income taxes                                                   (9,415)      2,129       5,701       2,484     4,520
 Loss on disposal, net of income taxes                          (23,968)          -           -           -         -
---------------------------------------------------------------------------------------------------------------------
 Income (loss) before cumulative effect of change
  in accounting principle                                        (4,456)     42,155      45,395      26,644   (12,715)
 Cumulative effect of change in accounting principle,
  net of income taxes                                              (375)          -           -           -         -
---------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                           $   (4,831)     42,155      45,395      26,644   (12,715)
---------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share:
 Income (loss) from continuing operations before
  cumulative effect of change in accounting principle        $     1.11        1.52        1.52        1.00     (0.74)
 Income (loss) from discontinued operations,
  net of income taxes                                             (1.28)       0.08        0.22        0.10      0.19
 Cumulative effect of change in accounting principle,
  net of income taxes                                             (0.01)          -           -           -         -
---------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                           $    (0.18)       1.60        1.74        1.10     (0.54)
---------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding                             26,124      26,374      26,159      24,194    23,366
---------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
 Income (loss) from continuing operations before
  cumulative effect of change in accounting principle        $     1.06        1.46        1.43        0.96     (0.74)
 Income (loss) from discontinued operations,
  net of income taxes                                             (1.23)       0.08        0.21        0.10      0.19
 Cumulative effect of change in accounting principle,
  net of income taxes                                             (0.01)          -           -           -         -
---------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                           $    (0.18)       1.54        1.64        1.06     (0.54)
---------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding, diluted basis              27,185      27,446      27,744      25,162    23,366
---------------------------------------------------------------------------------------------------------------------

                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Summary Financial Information (continued) In thousands, except per share and operating data

                                                       Sept 24   Sept 26   Sept 27   Sept 28   Sept 29
                                                          2000      1999      1998      1997      1996
-------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets Data (End of Year) (2)
Net working capital                                   $  9,080    (3,937)   70,975    20,331     4,887
Total assets                                           760,399   655,463   537,593   390,877   336,181
Long-term debt (including current maturities)          305,954   215,462   158,988    93,508    85,291
Shareholders' equity                                   307,157   311,220   277,273   205,465   172,024

Operating Data
Number of stores at end of period                          117       100        87        75        68
Store sales per gross square foot                     $    660       661       670       638       636
Average weekly sales per store                        $324,710   309,836   291,690   277,141   253,555
Comparable store sales increase (3)                        8.6%      7.7%     11.0%      8.3%      5.4%
-------------------------------------------------------------------------------------------------------

(1) Fiscal years 2000, 1999, 1998 and 1997 are 52-week years and fiscal year 1996 is a 53-week year.
(2) See note 9 to the consolidated financial statements for discussion of discontinued operations in fiscal year 2000. Financial information for all years presented has been reclassified as a result of discontinued operations in fiscal year 2000.
(3) For internal reporting purposes, the Company's fiscal year is comprised of 13 accounting periods generally consisting of four weeks each. Sales of a store are deemed to be "comparable" commencing in the fifty-third full week during which the store was open.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 117 stores as of September 24, 2000 both by opening new stores and acquiring existing stores from third parties. We operate in one reportable segment, natural foods supermarkets. All of the Company's operations are domestic. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. New stores may incur operating losses for the first one or two years of operations. Our results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2000, 1999 and 1998 are 52-week years. Fiscal year 2001 is a 53-week year.

In November 2000, the Company announced that it had adopted a plan to dispose of the NatureSmart (formerly Amrion) business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business and related net assets have been recorded as discontinued operations in the consolidated financial statements for all years presented. The following discussion and analysis refer only to continuing operations.

Results of Operations
The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

                                                                     2000    1999    1998
------------------------------------------------------------------------------------------
Sales                                                               100.0%  100.0%  100.0%
Cost of goods sold and occupancy costs                               65.5    66.0    66.7
------------------------------------------------------------------------------------------
 Gross profit                                                        34.5    34.0    33.3
Selling, general and administrative expenses                         28.1    28.1    27.4
Pre-opening and relocation costs                                      0.6     0.4     0.3
Amortization expense                                                  0.3     0.2     0.2
Asset disposal costs                                                    -     0.4       -
Merger expenses                                                         -       -     0.1
------------------------------------------------------------------------------------------
 Operating income                                                     5.5     4.8     5.2
Other income (expense):
Interest expense                                                     (0.8)   (0.6)   (0.6)
Investment and other income (loss)                                   (0.4)    0.1     0.2
------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes
  and equity in losses of unconsolidated affiliates                   4.2     4.4     4.8
Provision for income taxes                                            1.9     1.7     1.8
Equity in losses of unconsolidated affiliates                         0.8       -       -
------------------------------------------------------------------------------------------
 Income from continuing operations before cumulative
  effect of change in accounting principle                            1.6     2.7     3.0
Discontinued operations:
 Income (loss) from discontinued operations, net of income taxes     (0.5)    0.1     0.4
 Loss on disposal, net of income taxes                               (1.3)      -       -
------------------------------------------------------------------------------------------
 Income (loss) before cumulative effect of change
  in accounting principle                                            (0.2)    2.8     3.5
 Cumulative effect of change in accounting principle,
  net of income taxes                                                   -       -       -
------------------------------------------------------------------------------------------
 Net income (loss)                                                   (0.3)%   2.8%    3.5%
------------------------------------------------------------------------------------------
Figures may not add due to rounding.

Sales
Sales from continuing operations increased 23.2%, 14.1% and 24.7% in fiscal years 2000, 1999 and 1998, respectively. Sales for all years shown reflect increases due to new stores opened and acquired and comparable store sales increases of approximately 8.6%, 7.7% and 11.0% in fiscal years 2000, 1999 and 1998, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Comparable store sales increases generally resulted from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as improvements in overall store execution and increased sales of private label products.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's gross profit from continuing operations as a percentage of sales was 34.5%, 34.0% and 33.3% in fiscal years 2000, 1999 and 1998, respectively. These increases reflect increased national buying, category management and private label initiatives, which lower the cost of product purchased on a national basis. Additionally, continued improvement by new stores with respect to product procurement, merchandising and controlling spoilage has contributed to these increases in gross profit. In all years, gross profit margins were also positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower spoilage as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. Gross profit margins were positively affected in all years by the increased percentage of sales in certain regions and in certain departments such as prepared foods where we achieve higher gross profits.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations as a percentage of sales were 28.1% in both fiscal years 2000 and 1999 and 27.4% in fiscal year 1998. Fiscal year 2000 selling, general and administrative expenses reflect higher direct store expenses as a percentage of sales at new and acquired stores added over the last year. In fiscal year 1999 we increased the number of administrative and support personnel at the regional and national levels to support current and planned growth incurred additional costs related to the implementation of new management information systems and procedures required to address our potential Year 2000 issues. Whole Foods Market has historically been able to expand without a significant increase in general and administrative costs.

Pre-opening and Relocation Costs
Pre-opening costs include hiring and training personnel, supplies, and certain occupancy and miscellaneous costs related to new store and facility openings and are incurred primarily in the thirty days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. The AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 effective the beginning of the first quarter of fiscal year 2000. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 we have reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999. In fiscal year 1999 and prior years, we capitalized pre-opening costs as incurred and subsequently expensed such amounts in the quarter of the location opening. Whole Foods Market developed and opened seventeen stores in fiscal year 2000, nine stores in fiscal year 1999 and nine stores in fiscal 1998. Of these, three stores were relocations in fiscal year 2000, one store in fiscal year 1999 and three stores in fiscal year 1998. Pre-opening and relocation costs were approximately $10.5 million $5.9 million and $4.0 million in fiscal years 2000, 1999 and 1998, respectively.

Amortization Expense
Amortization expense consists primarily of costs associated with the amortization of excess of cost over net assets acquired and non-competition agreements. Amortization expense from continuing operations as a percentage of sales was 0.3% in fiscal year 2000 and 0.2% in both fiscal years 1999 and 1998.

Asset Disposal Costs
During the fourth quarter of fiscal year 1999, we recognized asset disposal costs totaling approximately $5.9 million. Costs associated with the disposal of accounting and distribution software which was replaced with the implementation of new financial software totaled approximately $2.8 million. Costs associated with other hardware and software disposals totaled approximately $3.1 million and consisted of the writeoffs of certain Year 2000 non-compliant or obsolete hardware and certain software under development that we determined would not be placed in service. Substantially all activities related to the asset disposals were completed in fiscal year 1999.

Interest Expense
Interest expense consists of costs related to the Company's convertible subordinated debentures, senior notes and bank line of credit, net of capitalized interest associated with new store development and internally developed software. Interest expense related to our Company's borrowings, net of amounts capitalized, was approximately $15.1 million, $8.2 million and $7.7 million in fiscal years 2000, 1999 and 1998, respectively. The annual increases in net interest expense are due primarily to additional amounts outstanding under the Company's bank line of credit.

Investment and Other Income (Loss)
During fiscal year 2000, we determined that recent events and circumstances, including the apparent inability of the investee to obtain additional funding, had caused a decline in value that was other than temporary of our preferred stock investment in American WholeHealth, Inc. As a result of this decline in value, in fiscal year 2000 we recognized a $10 million pre-tax loss associated with the writeoff of the Company's preferred stock investment in American WholeHealth, Inc. Investment and other income (loss) for fiscal year 2000 also includes interest, rental and other income totaling approximately $2.0 million. Investment and other income (loss) for fiscal years 1999 and 1998 consists primarily of interest income earned on a short-term corporate bond portfolio and a prime money market portfolio.

Income Taxes
Our effective tax rate on income from continuing operations was approximately 44.6%, 39.0% and 37.1% for fiscal years 2000, 1999 and 1998, respectively. Our effective tax rate for fiscal year 2000 was higher than in prior years due to the writeoff of the Company's $10 million investment in American WholeHealth, Inc. and a corresponding valuation allowance that was established on the related deferred tax asset. Excluding the impact of this investment loss, our effective rate on income from continuing operations for fiscal year 2000 was approximately 39.5% The lower income tax rate for fiscal year 1998 reflects the elimination of the valuation allowance of approximately $7.8 million previously provided on net operating loss carryforwards assumed in the Fresh Fields acquisition. At September 24, 2000, the Company had net operating loss carryforwards totaling approximately $47.9 million. We consider it more likely than not that all net operating loss carryforwards will be utilized.

Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates represents the Company's share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over the investee. Equity in losses of unconsolidated affiliates for fiscal year 2000 totaled approximately $14.1 million and consisted primarily of the Company's share of WholePeople.com Internet operations losses, including WholePeople.com's investment losses on Internet-related preferred and common stock investments totaling approximately $12.4 million.

Discontinued Operations
In November 2000, the Company adopted a formal plan to sell the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business has been accounted for and presented as discontinued operations in the consolidated financial statements. In fiscal year 2000, we recorded a loss on disposition of the NatureSmart business totaling approximately $24 million, representing the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal, and estimated loss from operations of the discontinued business through the expected date of disposition, net of income tax benefit. Net loss from discontinued operations in fiscal year 2000 was approximately $9.4 million. Net income from discontinued operations in fiscal years 1999 and 1998 was approximately $2.1 million and $5.7 million, respectively.

Business Combinations
In February 2000, we acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in the Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill totaling approximately $23.9 million, which is being amortized on a straight-line basis over 20 years.

In April 1999, we acquired the outstanding stock of Nature's Heartland, Inc., which operated four natural foods supermarkets in the greater Boston metropolitan area, in exchange for approximately $24.5 million in cash. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill of approximately $13.5 million, which is being amortized on a straight-line basis over 40 years.

In December 1997, we acquired Merchant of Vino, which operated four gourmet/natural foods stores and two specialty wine and gourmet food shops in the Detroit area, in exchange for approximately 1 million shares of Company common stock. Also in December 1997, the Company acquired Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, in exchange for approximately 175,000 shares of Company common stock. These acquisitions were accounted for using the pooling-of-interests method. Transaction and other merger-related costs associated with these acquisitions totaled approximately $1.7 million.

Quarterly Results
The first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks and the fourth quarter consists of 12 or 13 weeks. Fiscal years 2000 and 1999 are 52-week years with the fourth quarters consisting of 12 weeks. Because the first quarter is longer than the remaining quarters and contains both the Thanksgiving and Christmas holidays, it typically represents a larger share of our annual sales from existing stores. We adopted SOP 98-5, which requires costs of start-up activities to be expensed as incurred, effective the beginning of the first quarter of fiscal year 2000. In fiscal year 1999 and prior years, we capitalized pre-opening costs as incurred and subsequently expensed such amounts in the quarter of the location opening. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 24, 2000 and September 26, 1999 (in thousands except per share data):

                                               First    Second     Third    Fourth
                                             Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------------------------
2000
Sales                                       $532,626  $425,113  $442,557  $438,334
Gross profit                                 179,592   147,542   153,914   152,486
Income (loss) from continuing operations      12,050    12,739    13,394    (9,256)
Net income (loss)                             11,457    12,739    13,394   (42,421)
Basic earnings (loss) per share:
 From continuing operations                     0.46      0.49      0.51     (0.35)
 Net income (loss)                              0.44      0.49      0.51     (1.61)
Diluted earnings (loss) per share:
 From continuing operations                     0.45      0.47      0.49     (0.35)
 Net income (loss)                              0.43      0.47      0.49     (1.61)

1999
Sales                                       $432,207  $341,395  $360,804  $358,113
Gross profit                                 143,046   116,498   123,727   124,248
Income from continuing operations             11,566    10,449    11,259     6,752
Net income                                    12,955    11,647    12,050     5,503
Basic earnings per share:
 From continuing operations                     0.44      0.40      0.43      0.26
 Net income                                     0.49      0.44      0.46      0.21
Diluted earnings per share:
 From continuing operations                     0.42      0.38      0.41      0.25
 Net income                                     0.47      0.43      0.44      0.20
-----------------------------------------------------------------------------------

Results for the fourth quarter of fiscal year 2000 include writedown of investments totaling approximately $22.4 million in continuing operations and approximately $24.0 million after-tax loss on disposal of the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Quarterly results have been reclassified to reflect discontinued operations and, accordingly, differ from those previously reported in our quarterly reports on Form 10-Q for fiscal year 2000 with regard to certain line items. Net income is not affected by the reclassifications. Results for the fourth quarter of fiscal year 1999 include asset disposal costs totaling approximately $5.9 million.

Liquidity and Capital Resources
At September 24, 2000 and September 26, 1999, our working capital was approximately $9.1 million and negative $3.9 million, respectively, and the ratio of current assets to current liabilities was 1.06 to 1 and 0.97 to 1, respectively. Net cash provided by operating activities was approximately $124.2 million, $116.6 million and $87.5 million in fiscal years 2000, 1999 and 1998, respectively.

On February 7, 2000, we amended our bank credit agreement to increase our revolving line of credit to up to $160 million through June 28, 2002. Under terms of the amended agreement, on June 29, 2000 we subsequently increased our revolving line of credit to up to $195 million through June 28, 2002. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the Eurodollar rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At September 24, 2000, approximately $137 million was drawn and approximately $54 million was available under the agreement. At September 26, 1999, approximately $49 million was drawn and approximately $44 million was available under the agreement. At November 30, 2000, approximately $157 million was drawn and approximately $34 million was available under the agreement. The average interest rate on amounts outstanding under this agreement at September 24, 2000 was approximately 7.73%. During 1998 we issued zero coupon convertible subordinated debentures for approximately $115 million. The issue price of the debentures resulted in an effective yield to maturity of 5 percent. The principal amount of the debentures at maturity is approximately $308.8 million. All amounts outstanding under the Company's line of credit were repaid during the second quarter of fiscal year 1998 with proceeds from the issuance of the convertible subordinated debentures. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount to such dates. The Company also has outstanding approximately $34.3 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. The Board of Directors has authorized the Company to repurchase up to $50 million in outstanding shares of Company common stock. During fiscal years 2000 and 1999, we repurchased 429,000 and 608,000 shares, respectively, of our common stock for an aggregate cost of approximately $13.5 million and $18.9 million, respectively. Net cash provided by financing activities was approximately $77.9 million, $36.4 million and $61.0 million in fiscal years 2000, 1999 and 1998, respectively.

Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and, to a lesser extent, the resultant increase in working capital requirements. We estimate that cash requirements to open a new store will range from approximately $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of November 30, 2000, we had signed leases for over 20 stores averaging approximately 34,000 square feet in size. We expect to open or acquire approximately 15 to 20 stores per year, including relocations of existing stores, in each of the next two fiscal years. We will incur additional capital expenditures in fiscal year 2001 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. Net cash used in investing activities was approximately $180.7 million, $159.8 million and $118.2 million in fiscal years 2000, 1999 and 1998, respectively. We expect that planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations and long-term debt. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions.

Development Activity
The following is a schedule of stores opened, relocated and acquired during fiscal years 2000, 1999 and 1998:

Store                                    Location                           Date
--------------------------------------------------------------------------------------------------
Quarry                                San Antonio, TX                 relocated October 1997
Brentwood                             Brentwood, CA                   opened October 1997
Evanston                              Evanston, IL                    relocated December 1997
Birmingham                            Birmingham, MI                  acquired December 1997
Farmington Hills                      Farmington Hills, MI            acquired December 1997
Plymouth                              Ann Arbor, MI                   acquired December 1997
Rochester                             Rochester, MI                   acquired December 1997
Somerset                              Troy, MI                        acquired December 1997
Troy                                  Troy, MI                        acquired December 1997
Pearl                                 Boulder, CO                     opened February 1998
Tempe                                 Tempe, AZ                       opened March 1998
Winter Park                           Winter Park, FL                 opened April 1998
Marlton                               Marlton, NJ                     opened May 1998
Monterey/Granary                      Monterey, CA                    relocated June 1998
Coral Springs                         Coral Springs, FL               opened September 1998
Preston                               Dallas, TX                      opened February 1999
Good Nature Grocery                   Walnut Creek, CA                acquired April 1999
Briarcliff                            Atlanta, GA                     opened April 1999
Pasadena                              Pasadena, CA                    opened April 1999
Bedford                               Bedford, MA                     acquired April 1999
Bellingham                            Bellingham, MA                  acquired April 1999
Newtonville                           Newton, MA                      acquired April 1999
Wayland                               Wayland, MA                     acquired April 1999
Biscayne                              Aventura, FL                    relocated May 1999
Costa Mesa                            Costa Mesa, CA                  opened July 1999
Parkway                               Arlington, TX                   opened August 1999
Gold Coast                            Chicago, IL                     opened September 1999
Jenkintown                            Jenkintown, PA                  opened September 1999
Torrance                              Torrance, CA                    opened September 1999
Woodland Hills                        Woodland Hills, CA              relocated October 1999
Roosevelt Square                      Seattle, WA                     opened November 1999
Lake Calhoun                          Lake Calhoun, MN                opened December 1999
Cerrillos                             Cerrillos, NM                   opened December 1999
Winston-Salem                         Winston-Salem, NC               opened January 2000
West Bloomfield                       West Bloomfield, MI             relocated February 2000
Petaluma                              Petaluma, CA                    acquired February 2000
Santa Rosa                            Santa Rosa, CA                  acquired February 2000
Sebastopol                            Sebastapol, CA                  acquired February 2000
West Hollywood                        West Hollywood, CA              relocated February 2000
San Ramon                             San Ramon, CA                   opened March 2000
Food & Wine Garage                    West Hollywood, CA              opened April 2000
Cary                                  Cary, NC                        opened May 2000
Edgewater                             Edgewater, NJ                   opened May 2000
Kirby                                 Houston, TX                     opened May 2000
Farmington                            Farmington Hills, MI            opened August 2000
Deerfield                             Deerfield, IL                   opened August 2000
Sandy Springs                         Sandy Springs, GA               opened August 2000
Fresno                                Fresno, CA                      opened September 2000
Silver Spring                         Silver Spring, MD               opened September 2000
--------------------------------------------------------------------------------------------------

Adoption of Accounting Standards
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1998 as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. We will adopt SFAS No. 133 in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial statements.

Disclaimer on Forward Looking Statements
Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and the other risks detailed herein and from time to time in our filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update forward-looking statements.

Item 7(a)  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes and changes in the market value of its investments. We are not a party to any derivative arrangement and do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk. The Company is exposed to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we attempt to manage our exposures through ongoing evaluation of the composition of our long-term debt.

Our line-of-credit borrowings do not give rise to significant fair value risk because these borrowings have maturities of less than three months. At September 24, 2000, approximately $137 million was outstanding under our line of credit agreement at an average interest rate of approximately 7.73%. A 100 basis point change in interest rate would affect interest expense on the line of credit borrowings by approximately $1.4 million on an annual basis based on the outstanding balance at September 24, 2000. At September 26, 1999 approximately $49 million was outstanding under our line of credit agreement at an average interest rate of approximately 7.01%. Our senior unsecured notes and subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by changes in market interest rates. The senior unsecured notes bear interest at a fixed rate of 7.29% and have an outstanding balance of $34.3 million and $40.0 million at September 24, 2000 and September 26, 1999, respectively. At September 24, 2000 and September 26, 1999, the estimated fair value of the senior notes exceeded the carrying amount by approximately $260,000 and $400,000, respectively. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and an outstanding balance of approximately $130.8 million and $124.4 million at September 24, 2000 and September 26, 1999, respectively. At September 24, 2000 and September 26, 1999, the carrying amount of the convertible debentures exceeded the estimated fair value by approximately $9.6 million and $22.7 million, respectively. Should interest rates increase or decrease, the estimated fair values of the senior notes and the zero coupon subordinated debentures would decrease or increase accordingly.

Investment Risk. We have investments in both common and preferred equity securities of Gaiam.com, a non-public Internet company, for business and strategic purposes. These investments are accounted for using the equity method. The common equity securities have a carrying value of approximately $4.8 million at September 24, 2000. The preferred equity securities have a carrying value of approximately $4.8 million at September 24, 2000. At September 26, 1999, we had common equity investments totaling approximately $3.6 million and preferred equity investments totaling approximately $20 million, both accounted for under the cost method. During fiscal year 2000, we contributed the common equity investment and $10 million of the preferred investment to our WholePeople.com affiliate. During fiscal year 2000, the Company and WholePeople.com recognized impairment losses totaling $20 million on the preferred investments and approximately $2.4 million on the common equity investment.

Item 8.  Financial Statements and Supplementary Data

See Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers

A brief description of each of our executive officers and directors is provided below. We have staggered terms for members of our Board of Directors under which only a designated number of our directors stand for reelection each year. The term of office of David W. Dupree, Fred "Chico" Lager, and John P. Mackey will expire at the annual meeting of shareholders in 2001. The term of office of Jirka Rysavy will expire at the annual meeting of shareholders in 2002. The term of office of Avram J. Goldberg, Dr. John B. Elstrott, and Dr. Ralph Z. Sorenson will expire at the annual meeting of shareholders in 2003. The term of office for the directors elected at the 2001 annual meeting will expire in 2004. All officers serve at the discretion of the Board of Directors.

John P. Mackey, 47, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980.

Chris Hitt, 51, has served as President of the Company since January 1, 1999. Mr. Hitt has held various positions with the Company since 1985 including President of the Mid-Atlantic, Northern Pacific, Northeast and Southwest Regions.

Glenda Flanagan, 47, has served as Vice President and Chief Financial Officer of the Company since December 1988.

James P. Sud, 48, has served as Vice President and Chief Operating Officer since May 1997. Mr. Sud had been President of MPS Production Company, an independent oil and gas company engaged in exploration, production and oil field equipment services since 1977. Mr. Sud served as a director of the Company from 1980 to March 1997.

Michael Besancon, 54, has served as President of the Mid-Atlantic Region since January 1999. Mr. Besancon joined the Company in 1995, serving as Purchasing Director for the Southern Pacific Region before becoming the Vice President for that region in 1996.

Rich Cundiff, 43, has served as President of the Southern Pacific Region since January 1996. Mr. Cundiff has held various positions with the Company since 1988, including President and Vice President of the Southwest Region and Store Team Leader.

A.C. Gallo, 47, has served as President of the Northeast Region since July 1996. Mr. Gallo has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President of the Northeast Region, Vice President of Perishables and Produce Coordinator.

Juan Nunez, 42, has served as President of the Florida Region since September 1998. Mr. Nunez has held various positions with the Company and with Mrs. Gooch's Natural Food Markets, Inc., which was acquired by the Company in September 1993, including Vice President of the Southwest Region, Director of Store Operations, and Store Team Leader.

Walter Robb, 47, has served as President of the Northern California Region since August 1993. Prior to becoming Regional President, Mr. Robb served as Store Team Leader since joining the Company in 1991.

Dan Rodenberg, 45, has served as President of the Midwest Region since January 1997. Mr. Rodenberg has held various positions with the Company since 1989, including Vice President of the Mid-Atlantic and Midwest Regions and Store Team Leader.

Lee Valkenaar, 45, has served as President of the Southwest Region since January 1996. Mr. Valkenaar has held various positions with the Company since 1987, including Vice President of the Southwest Region and Store Team Leader.

David W. Dupree, 47, has served as director of the Company since August 1996. Mr. Dupree is a Managing Partner and founder of The Halifax Group, a limited partnership founded to pursue small and mid cap investment opportunities. He was the Managing Director of The Carlyle Group, a Washington, D.C. based merchant banking concern, from 1992 to 1998. Mr. Dupree also serves as a director of Insight Health Services Corp.

Dr. John B. Elstrott, 52, has served as a director of the Company since February 1995. Dr. Elstrott is the founding director of the Levy Rosenblum Institute for Entrepreneurship at Tulane University's A. B. Freeman School of Business which was started in 1991. He has been on the faculty at Tulane since 1982.

Avram J. Goldberg, 71, has served as a director of the Company since May 1994. Mr. Goldberg has been the Chairman of the Board of AVCAR Group, Ltd., a consulting firm specializing in the retail industry, since 1989.

Fred "Chico" Lager, 46, has served as a director of the Company since January 1996. Mr. Lager has been a Trustee of Fenimore Asset Management Trust, a mutual fund company, since 1997. Mr. Lager has been a self-employed consultant, working with a select number of emerging small businesses, since 1991.

Jirka Rysavy, 46, has served as a director of the Company since June 2000. Mr. Rysavy is the founder, Chairman and Chief Executive Officer of Gaiam, Inc (Nasdaq-GAIA). He has been Chairman since Gaiam's inception in 1988 and became the full-time Chief Executive Officer in December 1998. In 1986 Mr. Rysavy founded Corporate Express, a $4 billion corporate supplier of non-production goods, and until September 1998 was its Chairman and Chief Executive Officer.

Dr. Ralph Z. Sorenson, 67, has served as a director of the Company since December 1994. Dr. Sorenson is Managing Partner of the Sorenson Limited Partnership, a venture investment partnership. He is also Professor Emeritus of business administration at the University of Colorado, Boulder and has served in various capacities at the University of Colorado since July 1992, including Dean of the College of Business and Graduate School of Business Administration. Dr. Sorenson also serves as a director of the Polaroid Corporation, Houghton Mifflin Company, Eaton Vance Inc. and Exabyte Corporation.

Each of our non-employee directors receives $4,000 for each Board of Directors meeting attended and $2,000 for attendance via telephone. For each telephone Board meeting which is greater than one hour in length and in which a majority of directors participate, a $500 fee is paid. Each non-employee Board Committee chair receives an annual retainer of $2,000. The lead director, selected annually by the Board, receives an annual retainer of $5,000. Each non-employee director receives $500 for each Board Committee meeting attended in conjunction with a Board meeting, and $2,000 for each Board Committee meeting attended in person apart from a Board meeting. In addition, directors are reimbursed for reasonable expenses incurred in attending Board of Directors meetings. Directors who are employees of the Company are not paid any separate fees for serving as directors.

The Board of Directors held eleven meetings in fiscal year 2000. No director attended fewer than 75% of the meetings of the Board or the Board Committee meetings of which they were required to attend.

In addition, under our option plan for outside directors, each newly elected director receives an option as of the date of his or her election to purchase 10,000 shares of our common stock at an exercise equal to the closing price of our common stock on the date of grant. Incumbent directors receive an option grant as of the date of our annual meeting of shareholders to purchase 2,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant if the director attended at least two-thirds of the meeting of our Board of Directors held in the preceding year.

Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, our directors and executive officers, and persons who own more than 10% of our common stock, are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose any failure to file by these dates. Based solely upon a review of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, officers and applicable shareholders filed these reports on a timely basis.

Item 11.  Executive Compensation

The following table includes compensation that we paid or accrued during the three-year period ended September 24, 2000 to or for our Chief Executive Officer and the certain other of our highest compensated executive officers whose total compensation exceeded $100,000.

Summary Compensation Table
-----------------------------
                                                                                                   Company
                                                                   Annual          Other            Stock
Name and Principal Position            Year        Salary (1)      Bonus       Compensation (2)    Options
-----------------------------          ----        ---------      --------    ---------------      -------
John P. Mackey                         2000         $210,000      $      -         $250              4,000
CEO                                    1999          200,000        50,000          500              9,000
                                       1998          185,000        90,000          500              9,000

Chris Hitt                             2000         $189,000      $ 71,000         $250              4,000
President                              1999          180,000        72,000          500              4,000
                                       1998          165,000        94,000          500                  -

Glenda Flanagan                        2000         $173,000      $ 71,000         $250              4,000
CFO                                    1999          165,000        65,000          500              4,000
                                       1998          150,000       125,000          500              4,000

James P. Sud                           2000         $173,000      $ 71,000         $250              4,000
COO                                    1999          165,000        65,000          500              4,000
                                       1998          150,000       125,000          500              4,000

Michael Besancon                       2000         $145,000      $ 87,000         $250              4,000
Regional President                     1999          125,000       106,000          500              4,000
                                       1998          125,000        30,000          500              4,000

(1) We have a policy that limits the cash compensation paid in any one year to any officer to fourteen times the average full time salary of all team members. Amounts earned in excess of the salary limitation may be deferred to future years, subject to certain restrictions.
(2) Except as otherwise indicated, the amounts indicated reflect our contributions on behalf of the persons indicated to the Whole Foods Market, Inc. Team Member 401(k) Plan. In fiscal year 2000, our contribution was a maximum of $250 paid in shares of our common stock. In fiscal years 1999 and 1998, our contribution was a maximum of $500 paid in shares of our common stock.

Option Plans

The following table sets forth certain information with respect to the options granted during the fiscal year ended September 24, 2000 to each of our executive officers listed in the Summary Compensation Table as shown under the caption "Executive Compensation."

Option Grants in Fiscal Year 2000
---------------------------------

                                    Percent of
                                   Total Options     Exercise or                            Potential Realizable Value at
                    Number of       Granted to       Base Price                          Assumed Annual Rates of Stock Price
                     Options       Employees in      in Dollars           Expiration      Appreciation for Option Term (1)
      Name           Granted        Fiscal Year     per Share (2)            Date                5 %           10 %
      ----           -------        -----------     -------------            ----               -------     --------
John P. Mackey        4,000            (3)             $41.875             3/27/07              $68,189     $158,910

Chris Hitt            4,000            (3)              41.875             3/27/07               68,189      158,910

Glenda Flanagan       4,000            (3)              41.875             3/27/07               68,189      158,910

James P. Sud          4,000            (3)              41.875             3/27/07               68,189      158,910

Michael Besancon      4,000            (3)              41.875             3/27/07               68,189      158,910

(1) The 5% and 10% assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not reflect our estimates or projections of future prices of the shares of our common stock. There can be no assurance that the amounts reflected in this table will be achieved.
(2)  Closing price of common stock at date of grant.
(3)  Less than 1%.

The following table includes certain information with respect to the options exercised or held by the executive officers named above during the year ended September 24, 2000. The number of options held at September 24, 2000 includes options granted under the 1992 Option Plan for Team Members and under the 1987 Option and Incentive Plan (the "1987 Plan"). The 1987 Plan was terminated in 1992, except as to options previously granted.

Aggregated Option Exercises in Fiscal Year 2000 and Fiscal Year End Option
--------------------------------------------------------------------------
Values
------

                                                           Number of                Value of Unexercised
                      Shares                          Unexercised Options         In-the-Money Options (2)
                     Acquired          Value         at September 24, 2000          at September 24,2000
                                                   --------------------------    --------------------------
      Name          on Exercise      Realized (1)  Exercisable  Unexercisable    Exercisable  Unexercisable
      ----          -----------      ------------  -----------  -------------    -----------  -------------
John P. Mackey                -      $      -        79,500         17,500       $2,980,750       $253,000

Chris Hitt                    -             -        44,536          7,900        1,345,757        126,888

Glenda Flanagan               -             -        67,000         10,000        2,580,975        129,875

James P. Sud                  -             -        22,300         12,500          651,438        204,563

Michael Besancon          5,560       141,726         4,750         17,000           23,125        161,656

(1) Based upon the market price received for the underlying shares of common stock of Whole Foods Market received upon exercise and the option exercise price.
(2) Based upon the closing price of the common stock of Whole Foods Market on September 22, 2000, which was $51.875 per share.

Compensation Committee Interlocks and Insider Participation
No member of our Board's compensation committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Board's compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table presents the beneficial ownership of our common stock as of November 30, 2000 for (i) each person whom beneficially owns more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of our directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.


                                                Shares Owned (1)
                                               -------------------
Name                                            Number    Percent
----                                           ---------  --------

American Express Financial Corp. (2)           2,824,245       10%
Wellington Management CO (3)                   1,654,700        6%
William Blair & Company, L.L.C. (4)            1,388,657        5%
Michael Besancon (5)                               7,315        *
David W. Dupree (6)                               12,092        *
Dr. John B. Elstrott (7)                          11,800        *
Glenda Flanagan (8)                               73,213        *
Avram J. Goldberg (9)                             20,600        *
Christopher Hitt (10)                             57,563        *
Fred "Chico" Lager (11)                           14,817        *
John P. Mackey (12)                              346,440        1%
Jirka Rysavy (13)                                 20,000
Dr. Ralph Z. Sorenson (14)                        15,000        *
James P. Sud (15)                                 53,575        *
All directors and officers
  as a group (17 persons)                        800,168        3%

*    Less than one percent
(1) Includes shares issuable upon exercise of stock options, which are vested or will be vested prior to January 29, 2001.
(2) Based on information contained in Schedule 13G, as filed on September 10, 2000. The amount indicated reflects American Express Financial Corporation's beneficial ownership as of August 31, 2000. Of the shares indicated, American Express Financial has the sole voting power and sole power to dispose of zero shares. The address of such shareholder is 200 AXP Financial Center, Minneapolis, Minnesota 55474.
(3) Based on information provided as of September 30, 2000. The address of such shareholder is 75 State Street, Boston, Massachusetts 02109.
(4) Based on information provided as of September 30, 2000. The address of such shareholder is 222 West Adams Street, Chicago, Illinois 60606.
(5)  Includes options to purchase 7,250 shares of common stock.
(6)  Includes options to purchase 6,123 shares of common stock.
(7)  Includes options to purchase 1,000 shares of common stock.
(8)  Includes options to purchase 67,000 shares of common stock.
(9)  Includes options to purchase 17,000 shares of common stock.
(10) Includes options to purchase 44,536 shares of common stock.
(11) Includes options to purchase 13,000 shares of common stock.
(12) Includes options to purchase 82,000 shares of common stock.
(13) Includes options to purchase 0 shares of common stock.
(14) Includes options to purchase 15,000 shares of common stock.
(15) Includes options to purchase 22,300 shares of common stock.

Item 13. Certain Relationships and Related Transactions

In January 2000, the Company and certain venture capital investors formed WholePeople.com, Inc. ("WholePeople.com"). The Company contributed its Internet and supplements businesses in consideration of the issuance of WholePeople.com's Preferred Stock, and the venture capital investors contributed cash in consideration of the issuance of WholePeople.com's Class A Common Stock. In June 2000, WholePeople.com contributed its Internet business to a subsidiary of Gaiam, Inc. ("Gaiam"), which was immediately merged into a newly formed subsidiary corporation, Gaiam.com, Inc. ("Gaiam.com"). WholePeople.com and Gaiam own 49.9% and 50.1%, respectively, of the outstanding common stock of Gaiam.com. Jirka Rysavy, Gaiam's chairman and majority stockholder, was elected to our Board of Directors. Mr. Mackey was elected to the Gaiam board of directors. Mr. Rysavy and Mr. Mackey are each a director and executive officer of Gaiam.com. The Company does not exercise control over Gaiam.com and therefore has accounted for its investment in Gaiam.com common stock using the equity method.

In a separate transaction in June 2000, WholePeople.com purchased from Gaiam the outstanding preferred shares of Gaiam.com for $6.0 million. These shares are redeemable at their face amount upon the occurrence of an initial public offering of Gaiam.com.

In addition, Infocenter, Inc., a company controlled by Mr. Rysavy, acquired from a subsidiary of WholePeople.com in June 2000, for a nominal purchase price, certain assets not contributed to Gaiam.com including in-store kiosks, trade show booths and $500,000 cash and a $3.0 million note obligation.

Separately, the Company entered into a marketing agreement with Gaiam in June 2000. Under the agreement, the Company agreed (i) to permit the distribution of the Gaiam catalog within our stores or by mail to our customers, (ii) to permit Gaiam to test market the sale of Gaiam products within certain of our stores and
(iii) to allow Gaiam.com to purchase our products for resale on the Gaiam.com website. Gaiam agreed to permit the distribution of the Company's promotional materials, such as new store openings, to Gaiam's customers. Gaiam and the Company also agreed to provide their standard employee product discounts to the other's employees.

John P. Mackey and Glenda Flanagan, executive officers of the Company, own approximately 13% in the aggregate of BookPeople, Inc. which leases facilities from the Company. The lease provides for an aggregate annual minimum rent of approximately $391,000, which we received in rental income in fiscal year 2000.

Retention Agreements
Since November 1991, the Company has entered into Retention Agreements with certain executive officers of the Company or its subsidiaries which provide for certain benefits upon an involuntary termination of employment other than for cause after a "Triggering Event." A Triggering Event includes a merger of the Company with and into an unaffiliated corporation if the Company is not the surviving corporation or the sale of all or substantially all of the Company's assets. The benefits to be received by the executive officer whose employment is terminated after a Triggering Event occurs include receipt of his or her annual salary through the one-year period following the date of the termination of employment and the immediate vesting of any outstanding stock options granted to such executive officer.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Schedules. Reference is made to the listing on page 31 of all financial statements filed as a part of this report. No schedules are required.
(b)  (3) Exhibits
     Reference is made to the Exhibit Index on page 52 for a list of all exhibits filed as a part of this report.

Whole Foods Market, Inc. and Subsidiaries
Index to Consolidated Financial Statements

                                                                                                           Page
                                                                                                          Number
----------------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                                32
Consolidated Balance Sheets at September 24, 2000 and September 26, 1999                                    33
Consolidated Statements of Operations for the fiscal years ended September 24, 2000,
 September 26, 1999 and September 27, 1998                                                                  34
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
 fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998                           35
Consolidated Statements of Cash Flows for the fiscal years ended September 24, 2000,
 September 26, 1999 and September 27, 1998                                                                  36
Notes to Consolidated Financial Statements                                                                  38
----------------------------------------------------------------------------------------------------------------

Whole Foods Market, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors
Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. and subsidiaries ("Company") as of September 24, 2000 and September 26, 1999 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended September 24, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whole Foods Market, Inc. and subsidiaries as of September 24, 2000 and September 26, 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 24, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in fiscal year 2000.

/s/ KPMG LLP
Austin, Texas
November 21, 2000

Whole Foods Market, Inc. and Subsidiaries
Consolidated Balance Sheets In thousands
September 24, 2000 and September 26, 1999

Assets
                                                                                2000          1999
--------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                   $    395         3,582
Trade accounts receivable                                                     21,836        17,834
Merchandise inventories                                                       93,858        75,535
Prepaid expenses and other current assets                                      8,883         8,890
Deferred income taxes                                                         26,749         7,407
--------------------------------------------------------------------------------------------------
 Total current assets                                                        151,721       113,248
Property and equipment, net of accumulated depreciation and amortization     468,678       373,956
Long-term investments                                                          9,632        23,600
Acquired leasehold rights, net of accumulated amortization                    13,753        14,150
Excess of cost over net assets acquired, net of accumulated amortization      69,867        47,815
Deferred income taxes                                                          1,925             -
Other assets, net of accumulated amortization                                 15,703        19,002
Net assets of discontinued operations                                         29,120        63,692
--------------------------------------------------------------------------------------------------
                                                                            $760,399       655,463
--------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
                                                                                2000          1999
--------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations        $  7,884         6,640
Trade accounts payable                                                        49,985        45,829
Accrued payroll, bonus and employee benefits                                  37,534        29,494
Other accrued expenses                                                        47,238        35,222
--------------------------------------------------------------------------------------------------
 Total current liabilities                                                   142,641       117,185
Long-term debt and capital lease obligations, less current installments      298,070       208,822
Deferred rent liabilities                                                     10,801         9,375
Other long-term liabilities                                                    1,730         4,314
Deferred income taxes                                                              -         4,547
--------------------------------------------------------------------------------------------------
 Total liabilities                                                           453,242       344,243
--------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 100,000 shares authorized,
 27,222 and 26,986 shares issued, 26,466 and 26,378
  shares outstanding in 2000 and 1999, respectively                          235,648       230,131
Common stock in treasury, at cost                                            (23,688)      (18,939)
Retained earnings                                                             95,197       100,028
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   307,157       311,220
--------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------
                                                                            $760,399       655,463
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Operations In thousands, except per share data
Fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998

                                                                          2000        1999        1998
------------------------------------------------------------------------------------------------------
Sales                                                               $1,838,630   1,492,519   1,308,070
Cost of goods sold and occupancy costs                               1,205,096     985,000     873,088
------------------------------------------------------------------------------------------------------
  Gross profit                                                         633,534     507,519     434,982
Selling, general and administrative expenses                           516,418     420,094     357,941
Pre-opening and relocation costs                                        10,497       5,914       3,979
Amortization expense                                                     5,926       3,507       2,841
Asset disposal costs                                                         -       5,940           -
Merger expenses                                                              -           -       1,699
------------------------------------------------------------------------------------------------------
  Operating income                                                     100,693      72,064      68,522
Other income (expense):
Interest expense                                                       (15,093)     (8,248)     (7,677)
Investment and other income (loss)                                      (8,015)      1,800       2,303
------------------------------------------------------------------------------------------------------
  Income from continuing operations before income taxes and
    equity in losses of unconsolidated affiliates                       77,585      65,616      63,148
Provision for income taxes                                              34,584      25,590      23,454
Equity in losses of unconsolidated affiliates                           14,074           -           -
------------------------------------------------------------------------------------------------------
  Income from continuing operations before cumulative
    effect of change in accounting principle                            28,927      40,026      39,694
Discontinued operations:
  Income (loss) from discontinued operations, net of income taxes       (9,415)      2,129       5,701
  Loss on disposal, net of income taxes                                (23,968)          -           -
------------------------------------------------------------------------------------------------------
  Income (loss) before cumulative effect of change
    in accounting principle                                             (4,456)     42,155      45,395
  Cumulative effect of change in accounting principle,
    net of income taxes                                                   (375)          -           -
------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $   (4,831)     42,155      45,395
------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share:
  Income from continuing operations before cumulative
    effect of change in accounting principle                        $     1.11        1.52        1.52
  Income (loss) from discontinued operations, net of income taxes        (1.28)       0.08        0.22
  Cumulative effect of change in accounting principle,
    net of income taxes                                                  (0.01)          -           -
------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (0.18)       1.60        1.74
------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding                                   26,124      26,374      26,159
------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
  Income from continuing operations before cumulative
    effect of change in accounting principle                        $     1.06        1.46        1.43
  Income (loss) from discontinued operations, net of income taxes        (1.23)       0.08        0.21
  Cumulative effect of change in accounting principle,
  net of income taxes                                                    (0.01)          -           -
------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (0.18)       1.54        1.64
------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding, diluted basis                    27,185      27,446      27,744
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income In thousands
Fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998

                                                                                           Accumulated
                                                                                Common        Other                        Total
                                                           Shares    Common    Stock in   Comprehensive   Retained     Shareholders'
                                                        Outstanding   Stock    Treasury   Income (Loss)   Earnings         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balances at September 28, 1997                             24,453   $192,514          -            (125)    13,076         205,465
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      -          -          -               -     45,395          45,395
Change in unrealized gain (loss)
 on investments                                                 -          -          -             336          -             336
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            -          -          -             336     45,395          45,731
Acquisitions                                                1,187      2,027          -               -       (598)          1,429
Issuance of common stock                                      860     14,925          -               -          -          14,925
Tax benefit related to exercise of
 employee stock options                                         -      9,723          -               -          -           9,723
----------------------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1998                             26,500    219,189          -             211     57,873         277,273
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      -          -          -               -     42,155          42,155
Change in unrealized gain (loss)
 on investments                                                 -          -          -            (211)         -            (211)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            -          -          -            (211)    42,155          41,944
Issuance of common stock                                      486      7,049          -               -          -           7,049
Common stock purchased                                       (608)         -    (18,939)              -          -         (18,939)
Tax benefit related to exercise of
 employee stock options                                         -      3,893          -               -          -           3,893
----------------------------------------------------------------------------------------------------------------------------------
Balances at September 26, 1999                             26,378    230,131    (18,939)              -    100,028         311,220
----------------------------------------------------------------------------------------------------------------------------------
Net and comprehensive loss                                      -          -          -               -     (4,831)         (4,831)
Issuance of common stock                                      236      1,247          -               -          -           1,247
Issuance of common stock from treasury                        281          -      8,785               -          -           8,785
Common stock purchased                                       (429)         -    (13,534)              -          -         (13,534)
Tax benefit related to exercise of
 employee stock options                                         -      4,541          -               -          -           4,541
Other                                                           -       (271)         -               -          -            (271)
----------------------------------------------------------------------------------------------------------------------------------
Balances at September 24, 2000                             26,466   $235,648    (23,688)              -     95,197         307,157
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows In thousands
Fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998

                                                                                                  2000       1999         1998
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations                                                            $  28,927     40,026       39,694
Adjustments to reconcile income from continuing operations
 to net cash flows provided by operating activities:
  Depreciation and amortization                                                                 63,892     49,627       39,337
  Loss on disposal of fixed assets                                                               2,574      1,174        1,277
  Asset disposal costs                                                                               -      5,940            -
  Deferred income tax expense (benefit)                                                            866      4,945         (452)
  Change in LIFO reserve                                                                          (136)       834          417
  Rent differential                                                                              1,426      1,443        1,525
  Tax benefit related to exercise of employee stock options                                      4,541      3,893        9,723
  Interest accretion on long-term debt                                                           6,367      6,058        3,337
  Equity in losses of unconsolidated affiliates                                                 14,074          -            -
  Impairment loss on long-term investments                                                      10,000          -            -
  Lease termination and other merger accrual payments                                             (648)    (2,169)      (8,497)
  Net change in current assets and liabilities:
   Trade accounts receivable                                                                    (3,735)    (5,483)      (1,614)
   Merchandise inventories                                                                     (16,648)    (7,874)     (11,554)
   Prepaid expenses and other current assets                                                        16     (5,806)       2,289
   Trade accounts payable                                                                        2,446     13,220         (197)
   Accrued payroll, bonus and employee benefits                                                  8,040      2,984        4,868
   Other accrued expenses                                                                        2,207      7,758        7,343
------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                     124,209    116,570       87,496
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Acquisition of property and equipment                                                          (41,671)   (53,496)     (33,960)
Development costs of new store locations                                                      (110,864)   (80,976)     (54,521)
Acquisition of intangible assets                                                                (1,086)    (3,997)      (3,962)
Purchase of marketable securities and other long-term investments                                    -    (23,600)     (25,594)
Proceeds from sale of marketable securities                                                          -     26,808            -
Payment for purchase of acquired entities, net of cash acquired                                (25,700)   (24,500)           -
Other investing activities                                                                      (1,386)         -         (191)
------------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                        (180,707)  (159,761)    (118,228)
------------------------------------------------------------------------------------------------------------------------------

                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued) In thousands
Fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998


                                                                    2000      1999      1998
--------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from long-term borrowings                          $ 88,000    49,000    11,000
Net proceeds from issuance of convertible debentures                   -         -   111,748
Payments on long-term debt and capital lease obligations          (6,625)     (673)  (76,631)
Issuance of common stock                                          10,032     7,049    14,925
Purchase of treasury stock                                       (13,534)  (18,939)        -
--------------------------------------------------------------------------------------------
 Net cash provided by financing activities                        77,873    36,437    61,042
--------------------------------------------------------------------------------------------
Cash flows from discontinued operations
 Net cash used in discontinued operations                        (24,562)  (23,312)   (9,046)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (3,187)  (30,066)   21,264
Cash and cash equivalents at beginning of year                     3,582    33,648    12,384
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $    395     3,582    33,648
--------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information
Interest and income taxes paid:
 Interest                                                       $ 11,185     3,245     5,691
--------------------------------------------------------------------------------------------
 Federal and state income taxes                                 $ 30,661    21,159    16,618
--------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998

(1) Corporate Organization
The consolidated financial statements include the accounts of Whole Foods Market, Inc. and its subsidiaries ("Company"). All significant majority-owned subsidiaries are consolidated on a line-by-line basis. All significant intercompany accounts and transactions are eliminated upon consolidation.

(2) Summary of Significant Accounting Policies
Definition of Fiscal Year
We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2000, 1999 and 1998 are 52-week years.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Investments in Debt and Equity Securities
We account for investments in affiliated entities in which we have the ability to exercise significant influence, but not control, of an investee, generally an ownership interest of the voting stock of between 20% and 50%, using the equity method of accounting. Accordingly, the Company's share of the investee's earnings or loss is included in the accompanying consolidated statements of operations in "Equity in losses of unconsolidated affiliates." Our investments in equity-method investees are included in the accompanying consolidated balance sheets in "Long-term investments." The portion of our investment in an equity-method investee that exceeds our share of the net assets of the investee, if any, is amortized as a reduction to income (currently over a period of five years). The excess cost amount is included in " Long-term investments" on the accompanying consolidated balance sheets, and the amortization is included in "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statements of operations.

We classify our investments in equity securities that have readily determinable fair values and are not accounted for under the equity method and our investments in debt securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established.

All other investments, which consist of equity investments which do not have readily determinable fair values or for which we do not have the ability to exercise significant influence, are accounted for under the cost method of accounting and are included in the accompanying consolidated balance sheets in "Long-term investments." Dividends and other distributions of earnings from cost method investees, if any, are included in income when declared.

During fiscal year 2000, we determined that recent events and circumstances, including the apparent inability of the investee to obtain additional funding, had caused a decline in value that was other than temporary of our preferred stock investment in American WholeHealth, Inc. As a result of this decline in value, in fiscal year 2000 we recognized a $10 million pre-tax loss associated with the writeoff of the Company's preferred stock investment in American WholeHealth, Inc. which is included in investment and other income (loss) in the accompanying consolidated statements of operations.

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

                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(2) Summary of Significant Accounting Policies, continued
Fair Value of Financial Instruments, continued
The fair value of convertible subordinated debentures is estimated using quoted market prices. The fair value of senior unsecured notes is estimated by discounting the future cash flows at the rates currently available to us for similar debt instruments of comparable maturities.

Carrying amounts and fair values of the Company's financial instruments other than those for which carrying amounts approximate fair values as noted above are as follows (in thousands):

                                           2000               1999
                                       ----------------- ------------------
                                       Carrying    Fair   Carrying     Fair
                                         Amount    Value    Amount    Value
---------------------------------------------------------------------------
Convertible subordinated debentures    $130,787  121,207   124,419  101,656
Senior unsecured notes                   34,286   34,545    40,000   40,444
---------------------------------------------------------------------------

Inventories
We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out ("LIFO") method. The manufactured inventories of Allegro Coffee Company are determined by the first-in, first-out ("FIFO") method. The excess of estimated current costs over LIFO carrying value was approximately $4.5 million at both September 24, 2000 and September 26, 1999. Balances of inventories are as follows (in thousands):
                                                             2000    1999
---------------------------------------------------------------------------
Manufactured inventories:
 Raw materials                                            $  1,499    1,792
 Finished goods                                                363      983
---------------------------------------------------------------------------
  Total manufactured inventories                             1,862    2,775
---------------------------------------------------------------------------
Other inventories, net of LIFO reserve                      91,996   72,760
---------------------------------------------------------------------------
                                                          $ 93,858   75,535
---------------------------------------------------------------------------

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally 3 to 15 years) using the straight-line method. We provide amortization of leasehold improvements on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Costs related to a projected site determined to be unsatisfactory and general site selection costs which cannot be identified with a specific store location are charged to operations currently.

Acquired Leasehold Rights
We amortize acquired leasehold rights to rent expense over the remaining lease term using the straight-line method. Accumulated amortization of acquired leasehold rights at September 24, 2000 and September 26, 1999 totaled approximately $3.1 million and $2.2 million, respectively.

Excess of Cost Over Net Assets Acquired
We amortize excess of cost over net assets acquired over 20 to 40 years using the straight-line method. Accumulated amortization of excess of cost over net assets acquired at September 24, 2000 and September 26, 1999 totaled approximately $10.5 million and $8.3 million, respectively. We evaluate the carrying value of the excess of cost over net assets acquired periodically in relation to such factors as the occurrence of a significant event, the operating performance of each acquired subsidiary and the estimated future undiscounted cash flows of the underlying business. If the sum of the estimated future undiscounted cash flows is less than the carrying value of the excess of cost over net assets acquired, a loss is recognized for the difference.

                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(2) Summary of Significant Accounting Policies, continued
Other Assets
Other assets include non-competition agreements, trademarks and certain costs associated with the issuance of debt. Non-competition agreements and debt issuance costs are amortized over the life of the related agreement using the straight-line method. We amortize trademarks over 40 years using the straight-line method. Accumulated amortization included in other assets at September 24, 2000 and September 26, 1999 totaled approximately $7.3 million and $6.1 million, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition
We recognize revenue for sales of our products at the point of sale.

Pre-opening and Relocation Costs
Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations. The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 effective the beginning of the first quarter of fiscal year 2000. In fiscal year 1999 and prior years, we capitalized pre-opening costs and expensed such amounts in the quarter of the location opening. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 we reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999. The adoption of SOP 98-5 did not have a material impact on our consolidated financial statements. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses.

Advertising
We charge advertising costs to expense as incurred. Advertising expense related to continuing operations for fiscal years 2000, 1999 and 1998 was approximately $11.2 million, $10.4 million and $9.3 million, respectively.

Income Taxes
We use the asset and liability approach which accounts for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets and liabilities are adjusted in income to reflect changes in tax laws or rates in the period that includes the enactment date.

Stock-Based Compensation
In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," we continue to apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option.

Earnings (Loss) per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the fiscal period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and convertible debt.

                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(2) Summary of Significant Accounting Policies, continued
Comprehensive Income
The Company's comprehensive income in fiscal years 1999 and 1998 consisted of net income and changes in unrealized gains and losses on marketable securities, net of tax. Comprehensive income is reflected in the consolidated statements of shareholders' equity and comprehensive income.

Segment Information
We adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in fiscal year 1999. We operate in one reportable segment, natural foods supermarkets. All of the Company's operations are domestic.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. We use estimates when accounting for depreciation and amortization, allowance for doubtful accounts, employee benefit plans, income taxes, reorganization reserves, disposal of discontinued operations and contingencies.

Reclassifications
Where appropriate, we have reclassified prior years' financial statements to conform to current year presentation.

(3) Property and Equipment
Balances of major classes of property and equipment are as follows (in thousands):

                                                                 2000     1999
------------------------------------------------------------------------------
Land                                                         $  9,730    9,399
Buildings and leasehold improvements                          322,246  229,995
Fixtures and equipment                                        282,130  248,367
Construction in progress and equipment not yet in service      60,844   52,383
------------------------------------------------------------------------------
                                                              674,950  540,144
Less accumulated depreciation and amortization                206,272  166,188
------------------------------------------------------------------------------
                                                             $468,678  373,956
------------------------------------------------------------------------------

Depreciation and amortization expense related to property and equipment totaled approximately $57.1 million, $44.9 million and $35.6 million for fiscal years 2000, 1999 and 1998, respectively. Property and equipment includes approximately $2.3 million, $1.8 million and $0.7 million of interest capitalized during fiscal years 2000, 1999 and 1998, respectively.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(4) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

                                                                 2000       1999
--------------------------------------------------------------------------------
Obligations under capital lease agreements for equipment,
 due in monthly installments through 2005                    $    800      1,716
Notes payable to banks                                        137,000     49,000
Senior unsecured notes                                         34,286     40,000
Convertible debentures, including accreted interest           130,787    124,419
Other notes payable                                             3,081        327
--------------------------------------------------------------------------------
                                                              305,954    215,462
Less current installments                                       7,884      6,640
--------------------------------------------------------------------------------
                                                             $298,070    208,822
--------------------------------------------------------------------------------

On February 7, 2000, we amended our bank credit agreement to increase our revolving line of credit to up to $160 million through June 28, 2002. Under terms of the amended agreement, on June 29, 2000 we subsequently increased our revolving line of credit to up to $195 million through June 28, 2002. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. At September 24, 2000 the Company was in compliance with the debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the Eurodollar rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At September 24, 2000, approximately $137 million was drawn and at September 26, 1999, approximately $49 million was drawn under the agreement. The average interest rate on amounts outstanding under this agreement at September 24, 2000 was approximately 7.73%. The amounts available to the Company under this line of credit were effectively reduced by outstanding letters of credit totaling approximately $3.9 million and $6.9 million at September 24, 2000 and September 26, 1999, respectively.

During the second quarter of fiscal year 1998, we issued a private offering under Rule 144A of the Securities Act of 1933, as amended, of zero coupon convertible subordinated debentures with no sinking fund requirement and a scheduled maturity date of March 2, 2018. The debentures were subsequently registered. The offering resulted in gross proceeds to the Company of approximately $115 million. The issue price of the debentures results in an effective yield to maturity of 5 percent. The principal amount of the debentures at maturity is approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 5.320 shares per $1,000 principal amount at maturity, initially representing a conversion price of approximately $70 per share of common stock, or approximately 1,643,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. Subsequent to March 2, 2003, at our option, we may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

We also have outstanding approximately $34.3 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios as defined in the agreement. At September 24, 2000 and September 26, 1999, the Company was in compliance with the debt covenants.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(5) Leases

The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal at various dates from 2001 to 2040. Rental expense charged to operations under operating leases for fiscal years 2000, 1999 and 1998 totaled approximately $47.1 million, $38.4 million and $34.8 million, respectively. Minimum rental commitments required by all noncancelable leases are approximately as follows (in thousands):

                                                  Capital   Operating
---------------------------------------------------------------------
2001                                                 $646    $ 54,548
2002                                                  168      56,418
2003                                                   12      55,073
2004                                                   12      53,543
2005                                                    2      52,070
Future years                                            -     474,776
---------------------------------------------------------    --------
                                                      840    $746,428
                                                             --------
Less amounts representing interest                     40
---------------------------------------------------------
                                                      800
Less current installments                             612
---------------------------------------------------------
                                                     $188
---------------------------------------------------------

Minimum rentals for operating leases do not include certain amounts of contingent rentals which may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During fiscal years 2000, 1999 and 1998, we paid contingent rentals of approximately $2.2 million, $2.0 million and $1.5 million, respectively. Certain officers of the Company own approximately 13% of a business which leases facilities from the Company under a lease that commenced in fiscal year 1995. Rental income from this lease totaled approximately $0.4 million during fiscal years 2000 and 1999 and approximately $0.5 million during fiscal year 1998.

(6) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

                                       2000          1999          1998
-----------------------------------------------------------------------
Current federal income tax          $27,249        15,834        18,776
Current state income tax              6,469         4,811         5,130
-----------------------------------------------------------------------
Total current tax                    33,718        20,645        23,906
-----------------------------------------------------------------------
Deferred federal income tax             560         4,620          (802)
Deferred state income tax               306           325           350
-----------------------------------------------------------------------
Total deferred tax                      866         4,945          (452)
-----------------------------------------------------------------------
Total income tax expense            $34,584        25,590        23,454
-----------------------------------------------------------------------

                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Income Taxes, continued
Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):


                                                                  2000                1999              1998
------------------------------------------------------------------------------------------------------------
Federal tax based on statutory rates                           $27,154              22,966            22,102
Increase (reduction) in income taxes resulting from:
   Non-deductible merger transaction costs                           -                   -             2,640
   Non-deductible amortization of cost in excess
    of net assets acquired                                         536                 389               356
   Increase (reduction) in valuation allowance                   3,950                   -            (7,760)
   Deductible state income taxes                                (2,371)             (1,797)           (1,918)
   Other, net                                                   (1,460)             (1,104)            2,554
------------------------------------------------------------------------------------------------------------
Total federal taxes                                             27,809              20,454            17,974
State income taxes                                               6,775               5,136             5,480
------------------------------------------------------------------------------------------------------------
Total income tax expense                                       $34,584              25,590            23,454
------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                      2000             1999
------------------------------------------------------------------------------------------------------------
Current deferred tax assets (liabilities):
Compensated absences, principally due to financial reporting accrual               $ 6,794             5,516
Inventories, principally due to additional costs inventoried
   for tax purposes                                                                  1,377             1,488
Net operating loss carryforwards                                                    19,164               468
Other                                                                                 (586)              (65)
------------------------------------------------------------------------------------------------------------
Net current deferred tax asset                                                      26,749             7,407
------------------------------------------------------------------------------------------------------------
Long-term deferred tax assets (liabilities):
Lease termination and other merger accruals                                            991               914
Rent differential, principally due to financial
 reporting of pro rata expense                                                       4,683             4,012
Capital loss carryforwards                                                           7,153                 -
Financial basis of fixed assets in excess of tax basis                              (2,049)           (8,990)
Capitalized costs expensed for tax purposes                                         (1,728)             (510)
Other                                                                                   28                27
------------------------------------------------------------------------------------------------------------
Total long term deferred tax assets (liabilities)                                    9,078            (4,547)
Valuation allowance against long-term assets                                        (7,153)                -
------------------------------------------------------------------------------------------------------------
Net long term deferred tax asset (liability)                                         1,925            (4,547)
------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                             $28,674             2,860
------------------------------------------------------------------------------------------------------------

The Company has provided a valuation allowance of approximately $7.2 million for deferred tax assets associated with capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will fully realize the remaining deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations. As of September 24, 2000, the Company had net operating loss carryforwards totaling approximately $47.9 million that will expire in 2020.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(7) Business Combinations
Natural Abilities
In February 2000, we acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in the Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill totaling approximately $23.9 million, which is being amortized on a straight-line basis over 20 years. Pro forma results of operations are not presented due to the immaterial effect of the acquired company's results on consolidated results of operations.

Nature's Heartland
In April 1999, we acquired the outstanding stock of Nature's Heartland, Inc., which operated four natural foods supermarkets in the greater Boston metropolitan area, in exchange for approximately $24.5 million in cash. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill of approximately $13.5 million, which is being amortized on a straight-line basis over 40 years.

Merchant of Vino
In December 1997, we acquired Merchant of Vino, which operated four gourmet/natural food supermarkets and two specialty wine and gourmet food shops in the greater Detroit metropolitan area, for approximately 1 million shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of the acquired entity to the Company's consolidated financial statements, financial information for the periods prior to the acquisition was not restated. An adjustment to decrease retained earnings by approximately $1.8 million was recorded to include results of operations of the acquired entity prior to the combination in these consolidated financial statements. Revenue and results of operations of the acquired entity for the period from September 29, 1997 through the date of acquisition are not material to the combined results. Transaction and other merger-related costs associated with the acquisition of Merchant of Vino totaled approximately $1.1 million.

Allegro Coffee Company
In December 1997, we acquired Allegro Coffee Company, a specialty coffee roaster and distributor based in Boulder, Colorado, for approximately 175,000 shares of Company common stock. The acquisition was accounted for using the pooling-of-interests method. Due to the immateriality of the financial statements of the acquired entity to the Company's consolidated financial statements, financial information for the periods prior to the acquisition was not restated. An adjustment to increase retained earnings by approximately $1.2 million was recorded to include results of operations of the acquired entity prior to the combination in these consolidated financial statements. Revenue and results of operations of the acquired entity for the period from September 29, 1997 through the date of acquisition are not material to the combined results. Transaction and other merger-related costs associated with the acquisition of Allegro Coffee Company totaled approximately $0.6 million.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(8) Investments in Internet Operations
Effective January 14, 2000, we contributed our Amrion, Inc. and WholeFoods.com, Inc. subsidiaries to WholePeople.com, Inc., in exchange for 14,530,000 shares of convertible preferred stock of WholePeople.com. Net assets of the contributed subsidiaries totaled approximately $46.1 million. Concurrent with the preferred stock issuance, WholePeople.com issued 3,125,732 shares of Class A common stock of WholePeople.com to unaffiliated investors (the "Investors") at $6.3985 per share, representing an aggregate purchase price of $20.0 million. WholePeople.com issued an additional 968,977 shares of Class A common stock to the investors at $6.3985 per share, representing an aggregate purchase price of $6.2 million. Together with the initial investment of $20.0 million and subsequent Class A common stock issuance of $5.0 million during the third quarter to the Investors, the Investors' total investment was $31.2 million for 4,876,142 shares of Class A common stock.

Effective June 30, 2000, WholePeople.com restructured its Internet operations by merging its Internet business into a subsidiary of Gaiam, Inc., a newly formed company named Gaiam.com, Inc. WholePeople.com received a 49.9% interest in the common stock of Gaiam.com. Pursuant to the restructuring, the WholePeople.com web site was replaced by the Gaiam.com web site. WholePeople.com recognized a pre-tax restructuring charge of approximately $24.3 million, which consisted of the write-off of its Internet web site, expenses associated with the transfer of Internet operations to Gaiam.com and severance costs. The remaining business of manufacturing and direct marketing of nutritional supplements formerly known as Amrion was renamed NatureSmart. In addition to these restructuring charges, in fiscal year 2000 WholePeople.com incurred other pre-tax operating losses from Internet operations totaling approximately $9.5 million. WholePeople.com also recognized pre-tax investment losses on Internet-related preferred stock and common stock investments totaling approximately $12.4 million. In a separate transaction in June 2000, WholePeople.com purchased from Gaiam the outstanding preferred shares of Gaiam.com for $6.0 million. These shares are redeemable at their face amount upon the occurrence of an initial public offering of Gaiam.com.

We accounted for our investment in WholePeople.com Internet operations using the equity method. In applying the equity method, losses were allocated to the stock classes in accordance with the terms of the common and preferred stockholders' agreements. Accordingly, effective January 14, 2000, the Internet operating results of WholePeople.com were not reflected in our consolidated results of operations as long as positive common stock equity was available in WholePeople.com. Equity in losses in unconsolidated affiliates in the accompanying consolidated financial statements includes after-tax losses totaling approximately $14.1 million incurred in WholePeople.com Internet operations after common equity had been reduced to zero. We subsequently acquired the common stock of WholePeople.com. As a result, we obtained deferred tax assets associated with net operating loss and capital loss carryforwards totaling approximately $19.2 million and $7.2 million, respectively. The Company assumed ownership of the Gaiam.com preferred and common equity investments upon adoption of the plan to sell NatureSmart. We have accounted for our investment in Gaiam.com common stock using the equity method and have recognized earnings of Gaiam.com in proportion to our ownership percentage. The Company's investment in Gaiam.com is not material in relation to its financial position or results of operations and therefore summarized financial information for Gaiam.com is not presented.

(9) Discontinued Operations
In November 2000, the Company adopted a formal plan to sell the NatureSmart (formerly Amrion, Inc.) business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business is accounted for and presented as discontinued operations in the accompanying consolidated financial statements. We have recorded a net loss on disposition of the NatureSmart business totaling approximately $24 million, representing the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal and the estimated loss from operations of the discontinued business through the expected date of disposition, net of income tax benefit of approximately $8.4 million.

                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(9) Discontinued Operations, continued
The assets and liabilities of NatureSmart, which have been reflected on a net basis on the consolidated balance sheets, are summarized as follows (in thousands):

                                                                                                    2000           1999
-----------------------------------------------------------------------------------------------------------------------
Current assets                                                                                  $ 11,392         27,377
Long-term assets                                                                                  29,187         40,587
-----------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                   40,579         67,964
-----------------------------------------------------------------------------------------------------------------------
Current liabilities                                                                               11,459          4,170
Long-term liabilities                                                                                  -            102
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                              11,459          4,272
-----------------------------------------------------------------------------------------------------------------------
Net assets of discontinued operations                                                           $ 29,120         63,692
-----------------------------------------------------------------------------------------------------------------------

Summary statements of operations data for discontinued operations follows (in thousands):

                                                                                    2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------
Sales                                                                           $ 64,277          78,539         83,355
Operating income (loss)                                                          (14,587)          2,945          8,891
Provision (benefit) for income taxes                                              (5,172)            816          3,190
Income (loss) from discontinued operations                                        (9,415)          2,129          5,701
-----------------------------------------------------------------------------------------------------------------------

(10) Shareholders' Equity
Treasury Stock
The Board of Directors has authorized the Company to repurchase up to $50 million in outstanding shares of Company common stock. During fiscal years 2000 and 1999, we repurchased 429,000 shares and 608,000 shares, respectively, of our common stock for an aggregate cost of approximately $13.5 million and $18.9 million, respectively. In fiscal year 2000, we reissued shares from treasury at average cost for certain options exercised. During fiscal year 2000, approximately 281,000 shares were reissued from treasury for a total of approximately $8.8 million.

Preferred Stock Purchase Rights
On September 22, 1999, the Company's Board of Directors declared a dividend of one Right to purchase preferred stock ("Right") for each outstanding share of Company common stock to shareholders of record at the close of business on October 4, 1999. Each right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $225 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of Company common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of Company common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing Company common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. After there is an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange shares of our common stock or other securities for each Right not held by an Acquiring Person. At any time until ten days after a public announcement that the Rights have been triggered, our Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner. Certain subsequent amendments are also permitted. The Rights expire on September 22, 2009.

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(11) Earnings (Loss) per Share
A reconciliation of the denominators of the basic and diluted earnings (loss) per share calculations follows (in thousands):

                                               2000    1999    1998
-------------------------------------------------------------------
Denominator for basic income (loss)
 per share: weighted average shares          26,124  26,374  26,159
Additional shares deemed outstanding from
 the assumed exercise of stock options        1,061   1,072   1,585
-------------------------------------------------------------------
Denominator for diluted income (loss)
 per share: adjusted weighted average
 shares and assumed conversions              27,185  27,446  27,744
-------------------------------------------------------------------

The computation of diluted earnings (loss) per share does not include approximately 1.6 million shares of common stock related to the zero coupon convertible subordinated debentures at the end of fiscal years 2000, 1999 and 1998 and options to purchase approximately 1.3 million shares, 1.5 million shares and 1.0 million shares of common stock at the end of fiscal years 2000, 1999 and 1998, respectively, because to do so would be antidilutive.

(12) Team Member Benefit Plans
Team Member Stock Option Plans
Our Company grants options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 2000, 1999 and 1998 expire seven years from date of grant. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company's previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 24, 2000, September 26, 1999 and September 27, 1998 approximately 0.3 million, 0.5 million and 1.4 million shares of our common stock, respectively, were available for option grants.

The following table summarizes option activity (in thousands, except per share data):

                                                                       Weighted
                                                             Number    Average
                                                           of Options  Exercise
                                                           Outstanding  Price
-----------------------------------------------------------------------------
Balance at September 28, 1997                                3,105     $17.36
Options granted                                              1,580      68.39
Options exercised                                             (839)     16.70
Options canceled                                              (126)     41.06
-----------------------------------------------------------------------------
Balance at September 27, 1998                                3,720      38.38
Options granted                                              1,165      32.17
Options exercised                                             (471)     13.04
Options canceled                                              (291)     46.59
-----------------------------------------------------------------------------
Balance at September 26, 1999                                4,123      38.91
Options granted                                              1,389      42.09
Options exercised                                             (505)     20.00
Options canceled                                              (316)     49.37
-----------------------------------------------------------------------------
Balance at September 24, 2000                                4,691     $41.01
-----------------------------------------------------------------------------
                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(12) Team Member Benefit Plans
Team Member Stock Option Plans, continued

A summary of options outstanding and exercisable at September 24, 2000 follows (in thousands, except per share data):


                                        Options Outstanding             Options Exercisable
                                 ---------------------------------  ---------------------------
     Range of                         Weighted Average     Weighted                     Weighted
 Exercise Prices         Number          Remaining          Average        Number       Average
------------------
   From       To       Outstanding     Life (in Years)   Exercise Price  Exercisable  Exercise Price
----------------------------------------------------------------------------------------------------
  $ 0.90    $19.50          665              2.76           $14.45          657          $14.42
   21.50     27.63          476              3.42            23.07          357           23.34
   31.88     38.25          943              5.35            32.14          236           32.31
   41.88     49.75        1,476              6.33            42.41           62           45.19
   69.75     69.75        1,131              4.49            69.75          590           69.75
----------------------------------------------------------------------------------------------------
     Total                4,691              4.89           $41.01        1,902          $36.48
----------------------------------------------------------------------------------------------------

At September 26, 1999 and September 27, 1998, approximately 1.5 million and 1.1 million outstanding options, respectively, were exercisable. The weighted average exercise price for outstanding exercisable options was $29.79 and $16.10 at September 26, 1999 and September 27, 1998, respectively.

As required by SFAS No. 123, we have determined pro forma net income and net income per common share as if compensation costs had been recognized based on the fair value of the options granted to team members. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                               2000     1999     1998
-----------------------------------------------------------------------
Expected dividend yield                        0.00%    0.00%    0.00%
Risk-free interest rate                        6.13%    5.23%    5.63%
Expected volatility                           54.21%   54.89%   53.72%
Expected life, in years                        3.46     3.40     3.37
-----------------------------------------------------------------------

The weighted average estimated fair values at grant date of team member stock options granted during fiscal years 2000, 1999 and 1998 were $18.58, $13.91 and $30.03, respectively. Had we recognized compensation cost based on the fair value of stock options granted to team members at grant date as determined using the Black-Scholes option valuation model described above consistent with SFAS No. 123, net income (loss) and diluted income (loss) per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

                                                     2000     1999     1998
---------------------------------------------------------------------------
Net income (loss):
 As reported                                     $ (4,831)  42,155   45,395
 Pro forma                                        (15,558)  30,175   36,437

Diluted income (loss) per share:
 As reported                                     $  (0.18)    1.54     1.64
 Pro forma                                          (0.57)    1.10     1.31
---------------------------------------------------------------------------

The above pro forma disclosures may not be representative of the effects on net income and net income per common share in future years because they do not take into consideration pro forma compensation expense related additional stock options that may be granted in future years.

                                                                     (continued)

Whole Foods Market, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(12) Team Member Benefit Plans
Team Member Stock Purchase Plan
Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. We issued approximately 12,000, 15,000 and 8,000 shares under this plan in fiscal years 2000, 1999 and 1998, respectively.

Team Member 401(k) Plan
Our Company offers a team member 401(k) plan to all team members with a minimum of one year of service and 1,000 service hours in the plan year. Matching contributions under this plan, determined at the Company's discretion, totaled approximately $0.6 million, $1.1 million and $0.8 million in fiscal years 2000, 1999 and 1998, respectively. Matching contributions in fiscal years 2000 and 1999 were made in Company common stock purchased in open market transactions totaling approximately 14,000 shares and approximately 32,000 shares, respectively, and approximately 13,000 newly-issued shares in fiscal year 1998.

(13) Asset Disposal Costs
During the fourth quarter of fiscal year 1999, we recognized asset disposal costs totaling approximately $5.9 million. Costs associated with the disposal of accounting and distribution software which was replaced with the implementation of new financial software totaled approximately $2.8 million. Costs associated with other hardware and software disposals totaled approximately $3.1 million and consisted of the writeoffs of certain Year 2000 non-compliant or obsolete hardware and certain software under development that we determined would not be placed in service. Substantially all activities related to the asset disposals were completed in fiscal year 1999.

(14) Commitments and Contingencies
Our Company provides partially self-insured, voluntary team member benefits plans which provide, among other benefits, health care benefits to participating team members. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. Our exposure related to claims associated with unreported cases or underestimated future costs associated with known cases for which our Company is partially self-insured at September 24, 2000 has been estimated based on management's review of claims outstanding at fiscal year end, claims reported subsequent to fiscal year end and management's knowledge of the typical length of time from date of occurrence to date of reported claim.

The Company is a party to legal proceedings and claims which arise in the ordinary course of business. While it is not possible to predict the outcome of the Company's litigation matters, management does not believe that the outcome of any of those matters will have a material adverse effect on the our consolidated financial position, operating results or cash flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 21, 2000                 By: /s/ Glenda Flanagan
                                            -------------------
                                        Glenda Flanagan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2000.

         Name                                     Title
         ----                                     -----

/s/ John P. Mackey
------------------
John Mackey                     Chairman of the Board, Chief Executive Officer
                                 and Director (Principal Executive Officer)

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


/s/ Avram J. Goldberg
---------------------
Avram J. Goldberg               Director


/s/ Fred Lager
--------------
Fred Lager                      Director

/s/ Jirka Rysavy
----------------
Jirka Rysavy                    Director

/s/ Dr. Ralph Z. Sorenson
-------------------------
Dr. Ralph Z. Sorenson           Director

INDEX TO EXHIBITS

     2.1 Stock Purchase Agreement, among the Registrant, Whole Foods Market Group, Inc. and Natural Abilities, Inc. (14)
     3.1   Restated Articles of Incorporation of the Registrant, as amended (2)
     3.2   By-laws of the Registrant adopted May 23, 1995 (8)
     4.1   Form of Zero Coupon Convertible Subordinated Debentures Due 2018. (4)
     4.2 Indentures between the Company and Chase Bank of Texas, National Association, as Trustee. (4)
     4.3 Registration Rights Agreement by and among the Company and BT Alex Brown Incorporated and Morgan Stanley & Co. Incorporated. (4)
     4.4 Shareholder Rights Agreement, dated September 22, 1999, between the Registrant, Whole Foods Market, Inc. and Securities Transfer Corporation (7)
     10.1  1987 Stock Option and Incentive Plan for Employees (3)
     10.2  1987 Stock Option Plan for Outside Directors (3)
     10.3  1993 Team Member Stock Ownership Plan (1)
     10.4 Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)
     10.5  Form of amendment to Retention Agreement (1)
     10.6 Amended and Restated Credit Agreement, dated June 28, 1999,by and among the Registrant, the subsidiaries of the Registrant and Chase Bank of Texas, National Association (12)
     10.7 First Amendment dated November 3, 1999 to Amended and Restated Credit Agreement, dated June 28, 1999, by and among Registrant, the subsidiaries of the Registrant, Chase Bank of Texas, National Association. (14)
     10.8 Second Amendment dated February 7,2000 to Amended and Restated Credit Agreement, dated June 28, 1999, by and among Registrant, the subsidiaries of the Registrant, Chase Bank of Texas, National Association, Wells Fargo Bank Texas, National Association, First Union National Bank, Bankboston, National Association, and Chase Securities Inc. (14)
     10.9  1992 Stock Option Plan for Team Members, as amended (1)
     10.10 1992 Stock Option Plan for Outside Directors (1)
     10.11 1993 Team Member Stock Purchase Plan (1)
     10.12 Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (5)
     10.13 1994 Director Stock Option Plan with amendments thereto (5)
     10.14 Non-Qualified Stock Option Plan of Amrion, Inc. (6)
     10.15 1994 Non-Employee Director Stock Option Plan of Amrion, Inc. (6)
     12.1  Computation of Ratio of Earnings to Fixed Charges (14)
     21.1  Subsidiaries of the Registrant (14)
     23.1  Consent of KPMG LLP (14)
     27.1  Financial Data Schedule (14)
     99.1 Proxy Statement for Annual Meeting of Shareholders to be held March 26, 2001. (13)

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

                                                                     (continued)

(8) Filed as an exhibit to Registrant's Form 10-K for year ended September 24, 1995 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Form 10-K for year ended September 29, 1996 and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Form 10-K for year ended September 28, 1997 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Form 10-K for year ended September 27, 1998 and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Form 10-K for year ended September 26, 1999 and incorporated herein by reference.
(13) To be filed with the Securities and Exchange Commission and incorporated herein by reference.
(14)    Filed herewith