Form 10-Q
period 2001-01-14
WHOLE FOODS MARKET INC
filed 2001-02-28
CIK 865436

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 14, 2001; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
      ________________.


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

  The number of shares of the registrant's common stock, no par value, outstanding as of January 14, 2001 was 26,702,597 shares.

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I. Financial Information

                                                                           Page
                                                                           ----

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited),                            3
 January 14, 2001 and September 24, 2000

Condensed Consolidated Income Statements (Unaudited),
 for the 16 weeks ended January 14, 2001 and January 16, 2000                 4

Condensed Consolidated Statements of Cash Flows (Unaudited),
 for the 16 weeks ended January 14, 2001 and January 16, 2000                 5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk           10


                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                     10

Signature                                                                    11

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCED SHEETS (UNAUDITED) In thousands
January 14, 2001 and September 24, 2000


ASSETS
                                                                                 2001       2000
                                                                                ------     ------
Current assets:
Cash and cash equivalents                                                     $  7,109        395
Trade accounts receivable                                                       22,830     21,836
Merchandise inventories                                                        101,673     93,858
Prepaid expenses and other current assets                                       37,353     35,632
                                                                              --------    -------
 Total current assets                                                          168,965    151,721
Property and equipment, net of accumulated depreciation and amortization       503,963    468,678
Long-term investments                                                            9,641      9,632
Acquired leasehold rights, net of accumulated amortization                      13,451     13,753
Excess of cost over net assets acquired, net of accumulated amortization        69,102     69,867
Other assets, net of accumulated amortization                                   17,994     17,628
Net assets of discontinued operations                                           28,921     29,120
                                                                              --------    -------
                                                                              $812,037    760,399
                                                                              ========    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                 2001       2000
                                                                                ------     ------
Current liabilities:
Current installments of long-term debt and capital lease obligations             7,890      7,884
Trade accounts payable                                                          58,901     49,985
Accrued payroll, bonus and employee benefits                                    39,634     37,534
Other accrued expenses                                                          40,389     47,238
                                                                              --------    -------
 Total current liabilities                                                     146,814    142,641
Long-term debt and capital lease obligations, less current installments        324,310    298,070
Other long-term liabilities                                                     12,649     12,531
                                                                              --------    -------
 Total liabilities                                                             483,773    453,242
                                                                              --------    -------
Shareholders' equity:
Common stock, no par value, 100,000 shares authorized,
 27,299 and 27,222 shares issued, 26,703 and 26,466
  shares outstanding in 2001 and 2000, respectively                            236,709    235,648
Common stock in treasury, at cost                                              (18,686)   (23,688)
Retained earnings                                                              110,241     95,197
                                                                              --------    -------
Total shareholders' equity                                                     328,264    307,157
                                                                              --------    -------
Commitments and contingencies
                                                                              --------    -------
                                                                              $812,037    760,399
                                                                              ========    =======

See accompanying notes to condensed consolidated financial statements.

WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED) In thousands, except per share data



                                                                               Sixteen weeks ended
                                                                            January 14    January 16
                                                                                2001          2000
                                                                            -----------   -----------
Sales                                                                         $643,435       532,626
Cost of goods sold and occupancy costs                                         422,917       353,034
                                                                              --------       -------
 Gross profit                                                                  220,518       179,592
Selling, general and administrative expenses                                   185,790       150,639
Amortization expense                                                             1,749         1,565
Pre-opening and relocation costs                                                 2,647         3,630
                                                                              --------       -------
 Operating income                                                               30,332        23,758
Other income (expense):
Interest expense                                                                (5,810)       (3,477)
Investment and other income                                                        552           460
                                                                              --------       -------
 Income from continuing operation before income taxes and
  cumulative effect of change in accounting principle                           25,074        20,741
Provision for income taxes                                                      10,030         8,691
                                                                              --------       -------
 Income from continuing operations before cumulative
  effect of change in accounting principle                                      15,044        12,050
Discontinued operations:
 Loss from discontinued operations, net of income taxes                              -          (218)
                                                                              --------       -------
 Income before cumulative effect of change
  in accounting principle                                                       15,044        11,832
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                -          (375)
                                                                              --------       -------
 Net income                                                                   $ 15,044        11,457
                                                                              ========       =======
Basic earnings per share:
 Income from continuing operations before cumulative
  effect of change in accounting principle                                    $   0.57          0.46
 Loss from discontinued operations, net of income taxes                              -         (0.01)
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                -         (0.01)
                                                                              --------       -------
 Net income                                                                   $   0.57          0.44
                                                                              ========       =======
 Weighted average shares outstanding                                            26,569        26,025
                                                                              ========       =======
Diluted earnings per share:
 Income from continuing operations before cumulative
  effect of change in accounting principle                                    $   0.54          0.45
 Loss from discontinued operations, net of income taxes                              -         (0.01)
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                -         (0.01)
                                                                              --------       -------
 Net income                                                                   $   0.54          0.43
                                                                              ========       =======
 Weighted average shares outstanding, diluted basis                             27,855        26,938
                                                                              ========       =======

See accompanying notes to condensed consolidated financial statements.

WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) In thousands

                                                                  Sixteen weeks ended
                                                                January 14    January 16
                                                                    2001          2000
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                                $ 15,044        12,050
Adjustments to reconcile income from continuing operations
 to net cash flows provided by operating activities:
  Depreciation and amortization                                    21,796        17,924
  Loss on disposal of fixed assets                                   (390)         (172)
  Rent differential                                                   181           429
  Change in LIFO reserve                                              600           459
  Interest accretion on long-term debt                              2,028         1,928
  Tax benefit related to exercise of employee stock options           941           486
 Net change in current assets                                     (11,130)      (13,160)
 Net change in current liabilities                                  1,889        12,990
                                                                 --------       -------
  Net cash provided by operating activities                        30,959        32,934
                                                                 --------       -------
Cash flows from investing activities
 Acquisition of property and equipment                            (54,720)      (44,928)
                                                                 --------       -------
   Net cash used in investing activities                          (54,720)      (44,928)
                                                                 --------       -------
Cash flows from financing activities
 Net proceeds from long-term borrowings                            25,000        28,000
 Issuance of common stock                                           6,063           672
 Payments on long-term debt and capital lease obligations            (787)         (193)
 Purchase of treasury stock                                             -       (13,534)
                                                                 --------       -------
  Net cash provided by financing activities                        30,276        14,945
                                                                 --------       -------
Cash flows from discontinued operations
 Net cash provided by (used in) discontinued operations               199        (2,893)
Net increase in cash and cash equivalents                           6,714            58
Cash and cash equivalents at beginning of period                      395         3,582
                                                                 --------       -------
Cash and cash equivalents at end of period                       $  7,109         3,640
                                                                 ========       =======
Supplemental disclosures of cash flow information:
 Interest paid                                                   $  2,468         1,220
                                                                 ========       =======
 Federal and state income taxes paid                             $  7,258         1,680
                                                                 ========       =======

See accompanying notes to condensed consolidated financial statements.

WHOLE FOODS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 14, 2001

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended September 24, 2000.

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

                                                             Sixteen weeks ended
                                                           January 14   January 16
                                                                2001         2000
                                                               ------       ------
Denominator for basic earnings per share:
 weighted average shares                                       26,569       26,025

Additional shares deemed outstanding from the assumed
 exercise of stock options                                      1,286          913
                                                               ------       ------

Denominator for diluted earnings per share:  adjusted
 weighted average shares and assumed exercises                 27,855       26,938
                                                               ======       ======

The computations of diluted earnings per share for the sixteen week periods ended January 14, 2001 and January 16, 2000 do not include options to purchase approximately 1,108,000 shares and 1,395,000 shares, respectively, of common stock because to do so would be antidilutive. The computations of diluted earnings per share for both periods presented do not include approximately 1,643,000 shares of common stock related to the zero coupon convertible subordinated debentures because to do so would be antidilutive.

(3) DISCONTINUED OPERATIONS

In November 2000, the Company adopted a formal plan to sell the NatureSmart (formerly Amrion, Inc.) business of manufacturing and direct marketing of nutritional supplements. The NatureSmart business has been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated financial statements. The loss on disposition of the NatureSmart business reported at September 24, 2000 included the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal and the estimated loss from operations of the discontinued business through the expected date of disposition. For the sixteen weeks ended January 14, 2001, the NatureSmart discontinued operations had no impact on the Company's income statement. For the sixteen weeks ended January 16, 2000, the loss from NatureSmart discontinued operations totaled approximately $218,000, net of income taxes of approximately $123,000.

The assets and liabilities of NatureSmart, which have been reflected on a net basis on the consolidated balance sheets, are summarized as follows (in thousands):

                                            January 14   September 24
                                               2001           2000
                                            ----------   ------------
Current assets                                $10,895         11,392
Long-term assets                               29,187         29,187
                                              -------         ------
 Total assets                                  40,082         40,579
                                              -------         ------
Current liabilities                            11,161         11,459
Long-term liabilities                               -              -
                                              -------         ------
 Total liabilities                             11,161         11,459
                                              -------         ------
Net assets of discontinued operations         $28,921         29,120
                                              =======         ======

(4) ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1998 as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. We adopted SFAS No. 133 in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 did not have any impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Sixteen weeks ended January 14, 2001 compared to the same period of the prior year.

GENERAL

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. The following table sets forth the Company's results of operations data expressed as a percentage of sales:

                                                                    Sixteen weeks ended
                                                                  January 14    January 16
                                                                      2001          2000
                                                                  ----------      --------
Sales                                                                100.0%        100.0%
Cost of goods sold and occupancy costs                                65.7          66.3
                                                                     -----         -----
 Gross profit                                                         34.3          33.7
Selling, general and administrative expenses                          28.9          28.3
Amortization expense                                                   0.3           0.3
Pre-opening and relocation costs                                       0.4           0.7
                                                                     -----         -----
 Operating income                                                      4.7           4.5
Other income (expense):
Interest expense                                                      (0.9)         (0.7)
Investment and other income                                            0.1           0.1
                                                                     -----         -----
 Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle                  3.9           3.9
Provision for income taxes                                             1.6           1.6
                                                                     -----         -----
 Income from continuing operations before cumulative
  effect of change in accounting principle                             2.3           2.3
Discontinued operations:
 Loss from discontinued operations, net of income taxes                0.0           0.0
                                                                     -----         -----
 Income before cumulative effect of change in
  accounting principle                                                 2.3           2.2
 Cumulative effect of change in accounting principle,
  net of of income taxes                                               0.0          (0.1)
                                                                     -----         -----
 Net income                                                            2.3%          2.2%
                                                                     =====         =====

Figures may not add due to rounding.


SALES

Sales from continuing operations totaled approximately $643 million for the sixteen weeks ended January 14, 2001. This increase of approximately 21% over sales of approximately $533 million for the same period of the prior year is due to the addition of eighteen new and acquired stores to the store base over the last year and comparable store sales increases of approximately 7.3%. Comparable store sales increases for the first quarter of the prior fiscal year were approximately 9.7%. Comparable store sales were negatively impacted by tougher than expected holiday comparisons. Through the eleventh week of the quarter, comparable store sales were averaging 8.6%, but only averaged 4.2% for the four-week period around the Christmas and New Year's Eve holidays. In the prior year, comparable store sales averaged 12.5% for that same four-week period. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which excludes relocations, increased approximately 6.5%. Comparable and identical store sales increases generally result from an increase in average transaction amounts and in the number of customer transactions, reflecting an increase in market share as the stores mature in a particular market.

GROSS PROFIT

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's consolidated gross profit from continuing operations as a percentage of sales was approximately 34.3% for the sixteen weeks ended January 14, 2001 compared to approximately 33.7% for the same period of the prior fiscal year. This increase reflects increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, increased percentage of sales in certain regions and departments where the Company achieves higher gross profits, and continued improvement in store execution with respect to product procurement, merchandising and controlling spoilage. Gross profit for the first quarter of fiscal year 2001 was negatively impacted by higher than expected utility costs, which increased approximately 15 basis points over the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses from continuing operations as a percentage of sales were approximately 28.9% for the sixteen weeks ended
January 14, 2001 compared to approximately 28.3% for the same period of the prior fiscal year. This increase was due to higher direct store expenses as a percentage of sales at new and acquired stores added over the last year. Direct store expenses as a percentage of sales at existing stores for the sixteen weeks ended January 14, 2001 were consistent with the same period of the prior fiscal year.

AMORTIZATION

Amortization expense consists primarily of costs associated with the amortization of excess of cost over net assets acquired and non-competition agreements. Amortization expense from continuing operations as a percentage of sales was approximately 0.3% for both the sixteen week periods ended January 14, 2001 and January 16, 2000.

PRE-OPENING AND RELOCATION COSTS

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations. The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 effective the beginning of the first quarter of fiscal year 2000. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 we reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000, net of approximately $272,000 of taxes, representing start-up costs capitalized at September 26, 1999. The adoption of SOP 98-5 did not have a material impact on our consolidated financial statements. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. Pre-opening and relocation costs for the sixteen weeks ended January 14, 2001 consist primarily of costs associated with the openings of three new stores during the first quarter and development of nine new stores scheduled to open in future periods. In the prior year, pre-opening and relocation costs for the sixteen weeks were associated with the openings of five new stores during the quarter and two new stores opened subsequent to the end of the first quarter.

INTEREST EXPENSE

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the sixteen weeks ended January 14, 2001 totaled approximately $5.8 million compared to approximately $3.5 million for the same period of the prior fiscal year. These increases are due primarily to additional amounts outstanding under the Company's bank line of credit in fiscal 2001. Capitalized interest for the sixteen weeks ended January 14, 2001 totaled approximately $0.8 million compared to approximately $1.0 million for the same period of the prior fiscal year.

INVESTMENT AND OTHER INCOME

Investment and other income for the sixteen week periods ended January 14, 2001 and January 16, 200 totaled approximately $0.6 million and approximately $0.5 million, respectively. Investment and other income consists primarily of interest, rental and other income.

DISCONTINUED OPERATIONS

In November 2000, the Company adopted a formal plan to sell the NatureSmart (formerly Amrion, Inc.) business of manufacturing and direct marketing of nutritional supplements. The NatureSmart business has been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated financial statements. The loss on disposition of the NatureSmart business reported at September 24, 2000 included the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal and the estimated loss from operations of the discontinued business through the expected date of disposition. For the sixteen weeks ended January 14, 2001, the NatureSmart discontinued operations had no impact on the Company's income statement. For the sixteen weeks ended January 16, 2000, the loss from NatureSmart discontinued operations totaled approximately $218,000, net of income taxes of approximately $123,000.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

At January 14, 2001 and September 24, 2000, our working capital was approximately $22 million and $9.1 million, respectively, and the ratio of current assets to current liabilities was approximately 1.15 to 1 and 1.06 to 1, respectively. Net cash provided by operating activities was approximately $31.0 million and $32.9 million and net cash provided by financing activities was approximately $30.3 million and $14.9 million for the sixteen weeks ended January 14, 2001 and January 16, 2000, respectively.

Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and to lesser extent, the resultant increase in working capital requirements. We estimate that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of February 13, 2001 we had signed leases for 22 new stores averaging approximately 34,000 square feet in size. We expect to open or acquire 15 to 20 new stores per year, including relocations of existing stores, in each of the next two fiscal years. We will incur additional capital expenditures in the current fiscal year in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. Net cash used in investing activities was approximately $54.7 million and $44.9 million for the sixteen weeks ended January 14, 2001 and January 16, 2000, respectively. We expect that planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations and long-term debt. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions.

RISK FACTORS

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company's Annual Report on Form 10-K for the year ended September 24, 2000. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, our ability to dispose of the NatureSmart business through the sale of our ownership of its operating units and assets as planned and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the year ended September 24, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended January 14, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.
Registrant

Date:  February 27, 2001      By: /s/ Glenda Flanagan
      ------------------          -------------------
                                  Glenda Flanagan
                                  Vice President and
                                  Chief Financial Officer
                                  (Duly authorized officer and
                                  principal financial officer)