Form 10-Q
period 2001-04-08
WHOLE FOODS MARKET INC
filed 2001-05-23
CIK 865436

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 8, 2001; or

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

  The number of shares of the registrant's common stock, no par value, outstanding as of April 8, 2001 was 53,548,734 shares (post-split).

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I. Financial Information
                                                                                                 Page
                                                                                                 ----

Item 1. Financial Statements                                                                        3

Condensed Consolidated Balance Sheets (unaudited), April 8, 2001 and September 24, 2000             3

Condensed Consolidated Income Statements (unaudited), for the twelve and twenty-eight weeks
 ended April 8, 2001 and April 9, 2000                                                              4

Condensed Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks
 ended April 8, 2001 and April 9, 2000                                                              5

Notes to Condensed Consolidated Financial Statements (unaudited)                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       8

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 11

                                             Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                                        11

Item 6. Exhibits and Reports on Form 8-K                                                           11

Signature                                                                                          12

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands)
April 8, 2001 and September 24, 2000


Assets                                                                                                 2001      2000
------------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                                            $  1,948       395
Trade accounts receivable                                                                              24,669    21,836
Merchandise inventories                                                                               101,409    93,858
Prepaid expenses and other current assets                                                              20,216    35,632
-----------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                                 148,242   151,721
Property and equipment, net of accumulated depreciation and amortization                              525,078   468,678
Long-term investments                                                                                   9,506     9,632
Acquired leasehold rights, net of accumulated amortization                                             15,832    13,753
Excess of cost over net assets acquired, net of accumulated amortization                               68,487    69,867
Other assets, net of accumulated amortization                                                          37,749    17,628
Net assets of discontinued operations                                                                  42,822    29,120
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     $847,716   760,399
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity                                                                    2001      2000

-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations                                 $  7,263     7,884
Trade accounts payable                                                                                 52,955    49,985
Accrued payroll, bonus and employee benefits                                                           40,634    37,534
Other accrued expenses                                                                                 48,266    47,238
-----------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                            149,118   142,641
Long-term debt and capital lease obligations, less current installments                               325,160   298,070
Other long-term liabilities                                                                            12,584    12,531
-----------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                                    486,862   453,242
-----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 200,000 shares authorized,
 54,642 and 54,444 shares issued, 53,549 and 52,932
  shares outstanding in 2001 and 2000, respectively                                                   240,503   235,648
Common stock in treasury, at cost                                                                     (17,113)  (23,688)
Retained earnings                                                                                     137,464    95,197
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                            360,854   307,157
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     $847,716   760,399
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(unaudited, in thousands except per share amounts)

                                                                                    Twelve weeks ended    Twenty-eight weeks ended
                                                                                    April 8    April 9      April 8       April 9
                                                                                      2001      2000           2001         2000
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                                              $ 516,660   425,113      1,160,095      957,739
Cost of goods sold and occupancy costs                                               336,139   277,571        759,056      630,605
----------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                                        180,521   147,542        401,039      327,134
Selling, general and administrative expenses                                         147,758   118,614        333,548      269,253
Amortization expense                                                                   1,593     1,284          3,342        2,849
Pre-opening and relocation costs                                                       2,012     2,440          4,659        6,070
----------------------------------------------------------------------------------------------------------------------------------
 Operating income                                                                     29,158    25,204         59,490       48,962
Other income (expense):
Interest expense                                                                      (4,488)   (3,678)       (10,298)      (7,155)
Investment and other income                                                              405       437            957          897
----------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle                             25,075    21,963         50,149       42,704
Provision for income taxes                                                            10,030     9,224         20,060       17,915
Equity in losses of unconsolidated affiliate                                             126         -            126            -
----------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before cumulative
  effect of change in accounting principle                                            14,919    12,739         29,963       24,789
Discontinued operations:
 Income (loss) from discontinued operations,
  net of income taxes                                                                      -         -              -         (218)
 Gain (loss) on disposal, net of income taxes                                         12,304         -         12,304            -
----------------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of change in
  accounting principle                                                                27,223    12,739         42,267       24,571
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                      -         -              -         (375)
----------------------------------------------------------------------------------------------------------------------------------
 Net income                                                                        $  27,223    12,739         42,267       24,196
----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
 Income from continuing operations before cumulative
  effect of change in accounting principle                                         $    0.28      0.24           0.56         0.48
 Discontinued operations:
  Income (loss) from discontinued operations,
   net of income taxes                                                                     -         -              -            -
  Gain (loss) on disposal, net of income taxes                                          0.23         -           0.23            -
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                      -         -              -        (0.01)
----------------------------------------------------------------------------------------------------------------------------------

 Basic earnings per share                                                          $    0.51      0.24           0.79         0.46
----------------------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding                                                  53,487    52,049         53,280       52,055
----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
 Income from continuing operations before cumulative
  effect of change in accounting principle                                         $    0.27      0.24           0.54         0.46
 Discontinued operations:
  Income (loss) from discontinued operations,
   net of income taxes                                                                     -         -              -            -
  Gain (loss) on disposal, net of income taxes                                          0.22         -           0.22            -
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                      -         -              -        (0.01)
----------------------------------------------------------------------------------------------------------------------------------
 Basic earnings per share                                                          $    0.49      0.24           0.76         0.45
----------------------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding                                                  55,532    54,152         55,627       53,999
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                                                                     Twenty-eight weeks ended
                                                                                                        April 8      April 9
                                                                                                         2001          2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Income from continuing operations                                                                      $ 29,963        24,789
Adjustment to reconcile income from continuing operations
 to net cash provided by operating activities:
  Depreciation and amortization                                                                          39,545        31,724
  Net gain on disposal of fixed assets                                                                      (28)         (167)
  Rent differential                                                                                         315           891
  Change in LIFO reserve                                                                                  1,800         2,268
  Interest accretion on long-term debt                                                                    3,565         3,392
  Tax benefit related to exercise of employee stock options                                               3,358         1,019
  Net change in current assets                                                                          (16,863)      (18,752)
  Net change in current liabilities                                                                      13,644        13,747
-----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                               75,299        58,911
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Acquisition of property and equipment                                                                  (91,880)      (78,113)
 Acquisition of intangible assets                                                                        (4,894)          (91)
 Payments for purchase of acquired entities, net of cash acquired                                             -       (25,700)
-----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                                 (96,774)     (103,904)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net proceeds from long-term borrowings                                                                  25,000        57,000
 Issuance of common stock                                                                                 8,072         2,997
 Payments on long-term debt and capital lease obligations                                                (1,836)         (428)
  Purchase of treasury stock                                                                                  -       (13,534)
-----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                              31,236        46,035
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from discontinued operations:
  Net cash used in discontinued operations                                                               (8,208)       (2,893)
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                      1,553        (1,851)
Cash and cash equivalents at beginning of period                                                            395         3,582
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                             $  1,948         1,731
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest paid                                                                                        $  5,719         3,181
-----------------------------------------------------------------------------------------------------------------------------
  Federal and state income taxes paid                                                                  $ 13,922        10,526
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
April 8, 2001

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. and subsidiaries (our "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10K for the fiscal year ended September 24, 2000.

Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third fiscal quarters each are twelve weeks and the fourth fiscal quarter is twelve or thirteen weeks.

(2) Stock Split
On May 10, 2001, our Board of Directors declared a 2-for-1 stock split of the Company's common stock in the form of a 100% stock dividend to stockholders of record as of May 21, 2001. The distribution of such dividend will occur on June 4, 2001. All applicable share and per share information has been retroactively restated in the accompanying condensed consolidated financial statements to reflect the stock split.

(3) Earnings Per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of common shares deemed outstanding from the assumed exercise of stock options. A reconciliation of the denominators of the basic and diluted earnings per share calculations follows (in thousands):

                                                         Twelve weeks ended  Twenty-eight weeks ended
                                                          April 8  April 9      April 8      April 9
                                                           2001      2000        2001          2000
-----------------------------------------------------------------------------------------------------
Denominator for basic earnings per share:
 weighted average shares                                   53,487    52,049       53,280       52,055

Additional shares deemed outstanding from the assumed
 exercise of stock options                                  2,045     2,103        2,347        1,944
-----------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share:  adjusted
 weighted average shares and assumed exercises             55,532    54,152       55,627       53,999
-----------------------------------------------------------------------------------------------------

The computations of diluted earnings per share for the twelve and twenty-eight week periods ended April 8, 2001 do not include options to purchase approximately 2,287,000 shares and 2,246,000 shares, respectively, of common stock because to do so would be antidilutive. The computations of diluted earnings per share for the twelve and twenty-eight week periods ended April 9, 2000 do not include options to purchase approximately 2,697,000 shares and 2,750,000 shares, respectively, of common stock because to do so would be antidilutive. The computations of diluted earnings per share for all periods presented do not include approximately 3,286,000 shares of common stock related to the zero coupon convertible subordinated debentures because to do so would be antidilutive.

(4) Discontinued Operations
In November 2000, the Company adopted a formal plan to sell the NatureSmart (formerly Amrion, Inc.) business of manufacturing and direct marketing of nutritional supplements. The NatureSmart business has been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated financial statements. The loss on disposition of the NatureSmart business reported at September 24, 2000 included the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal and the estimated loss from operations of the discontinued business through the expected date of disposition.

Subsequent to the end of the second fiscal quarter of 2001, the Company sold all of its interest in NatureSmart to NBTY, Inc. for approximately $28 million in cash. Accordingly, we have re-evaluated our estimates used to determine the loss on disposition of the NatureSmart business and have recorded an adjustment in the second fiscal quarter of 2001 to reduce the loss on disposal by approximately $12.3 million, net of income taxes of approximately $1.8 million. At closing, NBTY also signed a short-term lease on the facility that was used by NatureSmart, which is still held for sale by the Company.

The assets and liabilities of discontinued operations, which have been reflected on a net basis on the consolidated balance sheets, are summarized as follows (in thousands):



                                                   April 8      September 24
                                                    2001            2000
----------------------------------------------------------------------------
Current assets                                     $15,828        11,392
Long-term assets                                    31,120        29,187
----------------------------------------------------------------------------
 Total assets                                       46,948        40,579
----------------------------------------------------------------------------
Current liabilities                                  4,126        11,459
Long-term liabilities                                    -             -
----------------------------------------------------------------------------
 Total liabilities                                   4,126        11,459
----------------------------------------------------------------------------
Net assets of discontinued operations              $42,822        29,120
----------------------------------------------------------------------------

(5) Adoption of Accounting Standards
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1998 as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. We adopted SFAS No. 133 in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 did not have any impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Twelve and twenty-eight weeks ended April 8, 2001 compared to the same periods of the prior year.

General
We report our results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third fiscal quarters each are twelve weeks and the fourth fiscal quarter is twelve or thirteen weeks. The following table sets forth our results of operations data expressed as a percentage of sales:

                                                                Twelve weeks ended              Twenty-eight weeks ended
                                                             April 8          April 9           April 8          April 9
                                                              2001              2000              2001             2000
-------------------------------------------------------------------------------------------------------------------------
Sales                                                        100.0%            100.0%           100.0%            100.0%
Cost of goods sold and occupancy costs                        65.1              65.3             65.4              65.8
-------------------------------------------------------------------------------------------------------------------------
   Gross profit                                               34.9              34.7             34.6              34.2
Selling, general and administrative expenses                  28.6              27.9             28.8              28.1
Amortization expense                                           0.3               0.3              0.3               0.3
Pre-opening and relocation costs                               0.4               0.6              0.4               0.6
-------------------------------------------------------------------------------------------------------------------------
   Operating income                                            5.6               5.9              5.1               5.1
Other income (expense):
Interest expense                                              (0.9)             (0.9)            (0.9)             (0.8)
Investment and other income                                    0.1               0.1              0.1               0.1
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes
     and cumulative effect of change in accounting principle   4.9               5.2              4.3               4.5
Provision for income taxes                                     1.9               2.2              1.7               1.9
Equity in losses of unconsolidated affiliate                   -                 -                -                 -
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before cumulative
     effect of change in accounting principle                  2.9               3.0              2.6               2.6
Discontinued operations:
   Income (loss) from discontinued operations,
     net of income taxes                                       -                 -                -                 -
   Gain (loss) on disposal, net of income taxes                2.4               -                1.1               -
-------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of change in
     accounting principle                                      5.3               3.0              3.6               2.6
Cumulative effect of change in accounting principle,
     net of income taxes                                       -                 -                -                 -
-------------------------------------------------------------------------------------------------------------------------
   Net income                                                  5.3%              3.0%             3.6%              2.5%
-------------------------------------------------------------------------------------------------------------------------

Figures may not add due to rounding.

Sales
Sales from continuing operations increased 21.5% and 21.1% for the twelve and twenty-eight weeks ended April 8, 2001, respectively, compared to the same periods of the prior fiscal year. These increases reflect the addition of 11 new and 3 relocated stores to the store base over the last year and comparable store sales increases of approximately 9.6% and 8.5%, respectively. Sales in identical stores, which excludes relocations, increased 8.2% and 7.2% for the twelve and twenty-eight weeks ended April 8, 2001, respectively. Comparable and identical store sales increases generally result from an increase in average transaction amounts and in the number of customer transactions, reflecting an increase in market share as the stores mature in a particular market.

Gross Profit
Gross profit from continuing operations consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's gross profit as a percentage of sales was 34.9% and 34.6% for the twelve and twenty-eight weeks ended April 8, 2001, respectively, compared to 34.7% and 34.2%, respectively, for the same periods of the prior fiscal year. These increases reflect increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, increased percentage of sales in certain regions and departments where the Company achieves higher gross profits, and continued improvement in store execution with respect to product procurement, merchandising and controlling spoilage. Gross profit for the twelve and twenty-eight weeks ended April 8, 2001 was negatively impacted by higher than expected utility costs, which increased approximately 30 basis points and 22 basis points over the same periods of the prior year, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations as a percentage of sales were 28.6% and 28.8% for the twelve and twenty-eight weeks ended April 8, 2001, respectively, compared to 27.9% and 28.1%, respectively, for the same periods of the prior fiscal year. These increases reflect increased wage costs, depreciation of additional investments in information systems and higher direct store expenses as a percentage of sales at new and acquired stores added over the last year. Direct store expenses as a percentage of sales at existing stores for the twelve and twenty-eight weeks ended April 8, 2001 were consistent with the same periods of the prior fiscal year.

Amortization Expense
Amortization expense from continuing operations as a percentage of sales was approximately 0.3% for the twelve and twenty-eight weeks of both the current and prior fiscal years. Amortization expense consists primarily of costs associated with the amortization of excess of cost over net assets acquired and non-competition agreements.

Pre-opening and Relocation Costs
Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations. The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities" in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 effective the beginning of the first quarter of fiscal year 2000. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 we reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000, net of approximately $272,000 of taxes, representing start-up costs capitalized at September 26, 1999. The adoption of SOP 98-5 did not have a material impact on our consolidated financial statements. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. Pre-opening and relocation costs for the twelve and twenty-eight weeks ended April 8, 2001 consist primarily of costs associated with our openings of three new stores during the first fiscal quarter, two new stores and one relocated store during the second fiscal quarter and one new store opened subsequent to the end of the second fiscal quarter. In the prior year, pre-opening and relocation costs for the twelve and twenty-eight weeks were associated with our openings of five new stores during the first fiscal quarter, four new stores during the second fiscal quarter and two new stores and one relocated store opened subsequent to the end of the second fiscal quarter.

Interest Expense
Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Interest expense net of capitalized interest for the twelve and twenty-eight weeks ended April 8, 2001 totaled approximately $4.5 million and $10.3 million, respectively, compared to approximately $3.7 million and $7.2 million, respectively, for the same periods of the prior fiscal year. These increases are due primarily to additional amounts outstanding under our bank line of credit in fiscal 2001. Capitalized interest for the twelve and twenty-eight weeks ended April 8, 2001 totaled approximately $0.5 million and $1.3 million, respectively, compared to approximately $0.4 million and $1.4 million, respectively, for the same periods of the prior fiscal year.

Investment and Other Income
Investment and other income for the twelve and twenty-eight weeks ended April 8, 2001 totaled approximately $0.4 million and $1.0 million, respectively, compared to $0.4 million and $0.9 million, respectively, for the same periods of the prior fiscal year. Investment and other income consists primarily of interest, rental and other income.

Equity in Losses of Unconsolidated Affiliate
Equity in losses of unconsolidated affiliate represents the Company's net share of losses of Gaiam.com, a subsidiary of Gaiam, Inc. in which we have a minority common equity investment and commercial agreements for the sale of products on co-branded sections of the Gaiam.com Web site. Our net share of equity-method losses for the twelve and twenty-eight weeks ended April 8, 2001 totaled approximately $126,000.

Discontinued Operations
In November 2000, the Company adopted a formal plan to sell the NatureSmart (formerly Amrion, Inc.) business of manufacturing and direct marketing of nutritional supplements. The NatureSmart business has been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated financial statements. The loss on disposition of the NatureSmart business reported at September 24, 2000 included the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal and the estimated loss from operations of the discontinued business through the expected date of disposition. Subsequent to the end of the second fiscal quarter of 2001, the Company sold all of its interest in NatureSmart to NBTY, Inc. for approximately $28 million in cash. Accordingly, we have re-evaluated our estimates used to determine the loss on disposition of the NatureSmart business and have recorded an adjustment in the second fiscal quarter of 2001 to reduce the loss on disposal by approximately $12.3 million, net of income taxes of approximately $1.8 million.

Economic Value Added (EVA(R))
Our goal is to improve long-term intrinsic value measured by improvement in EVA. For the twelve and twenty-eight weeks ended April 8, 2001, the Company generated negative EVA of approximately $6.9 million and $19.5 million, respectively, compared to negative EVA of approximately $6.2 million and $19.0 million, respectively, for the same periods of the prior fiscal year. Although our stores produce very strong EVA on average, we currently have negative EVA due to the capital charge on approximately $300 million of unrecorded implied goodwill related to previous pooling acquisitions. Net operating profit after tax (NOPAT) for the second fiscal quarter increased approximately 15% over prior year to approximately $17.5 million, and year-to-date NOPAT increased approximately 21% over prior year to approximately $35.9 million. Total capital at the end of the period increased approximately 11% over prior year to approximately $968 million.

Liquidity and Capital Resources and Changes in Financial Condition
For the twenty-eight weeks ended April 8, 2001 and April 9, 2000, net cash provided by operating activities was approximately $75.3 million and $58.9 million, respectively, and net cash provided by financing activities was approximately $31.3 million and $46.0 million, respectively.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and to lesser extent, the resultant increase in working capital requirements. We estimate that cash requirements to open a new store will range from $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. Net cash used in investing activities was approximately $96.8 million and $103.9 million for the twenty-eight weeks April 8, 2001 and April 9, 2000, respectively. Subsequent to the end of the second fiscal quarter the Company has opened a new store in Boca Raton, Florida. We plan to open one additional new store in the third fiscal quarter and three to five new stores during the fourth fiscal quarter. The Company has twenty-one stores currently under development that are expected to open during the next three fiscal years. During the second quarter of fiscal 2001, the Company negotiated an extended and expanded credit facility of $220 million. Subsequent to the end of the second fiscal quarter of 2001, the Company sold all of its interest in NatureSmart for approximately $28 million in cash. At April 8, 2001 the Company had $162 million outstanding under the line of credit. Subsequent to the end of the second fiscal quarter of 2001, we have paid down our credit line by $27 million and currently have approximately $81 million available. We expect that cash generated from operations and cash available under our existing credit facility will be sufficient to finance planned expansion and other anticipated working capital and capital expenditure requirements. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions.

Risk Factors
We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2000. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On March 26, 2001, the Company held its annual meeting of shareholders at which shareholders were asked the following:

(i) to elect to the Board of Directors two directors to serve a three-year term expiring at the annual meeting of shareholders in 2003;

(ii) to approve an amendment to the Company's 1992 Incentive Stock Option Plan for Team Members ("Team Member Plan") to increase the number of shares of the Company's common stock reserved for issuance under the Team Member Plan from 12.2 million to 14.4 million shares,

(iii) to approve an amendment to the Company's 1992 Stock Option Plan for Outside Directors ("Director's Plan") to increase the number of shares of the Company's common stock reserved for issuance under the Director's Plan from 400,000 to 500,000 shares, and

(iv) to delete Section 17 of the Director's Plan which provided a plan termination date of December 31, 2001

Voting results were as follows:

                                                                                 For         Against   Abstaining
                                                                              ----------   ----------  ----------
(i)   Director elections:
       John P. Mackey                                                         48,771,008       6,838     439,690
       David W. Dupree                                                        48,716,734      61,112     439,690

(ii)  Amendment to Team Member Plan                                           41,842,052   7,258,166     117,318

(iii) Amendment to Director's Plan                                            46,372,342   2,690,724     154,470

(iv)  Deletion of Section 17 of the Director's Plan                           47,494,482   1,539,274     183,780

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended April 8, 2001. Subsequent to the end of the second fiscal quarter, the Company filed a report on Form 8-K dated April 12, 2001 announcing the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Whole Foods Market, Inc.
                                     ------------------------
                                     Registrant


Date:  May 23, 2001                  By: Glenda Flanagan
      -------------                      ---------------
                                     Glenda Flanagan
                                     Vice President and
                                     Chief Financial Officer
                                     (Duly authorized officer and
                                     principal financial officer)