Form 10-Q
period 2001-07-01
WHOLE FOODS MARKET INC
filed 2001-08-14
CIK 865436

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 1, 2001; or

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

  The number of shares of the registrant's common stock, no par value, outstanding as of July 1, 2001 was 53,968,814 shares.

                   WHOLE FOODS MARKET, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I. Financial Information

                                                                                                 Page
                                                                                                 ----

Item 1. Financial Statements                                                                        3

Condensed Consolidated Balance Sheets (unaudited), July 1, 2001 and September 24, 2000              3

Condensed Consolidated Income Statements (unaudited), for the twelve and forty weeks
 ended July 1, 2001 and July 2, 2000                                                                4

Condensed Consolidated Statements of Cash Flows (unaudited), for the forty weeks
 ended July 1, 2001 and July 2, 2000                                                                5

Notes to Condensed Consolidated Financial Statements (unaudited)                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 12

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                                           12

Signature                                                                                          13

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands)
July 1, 2001 and September 24, 2000

Assets
                                                                                                         2001      2000
-----------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                                            $  3,072       395
Trade accounts receivable                                                                              24,423    21,836
Merchandise inventories                                                                               104,247    93,858
Prepaid expenses and other current assets                                                              18,616    35,632
-----------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                                 150,358   151,721
Property and equipment, net of accumulated depreciation and amortization                              532,500   468,678
Long-term investments                                                                                   9,256     9,632
Acquired leasehold rights, net of accumulated amortization                                             15,585    13,753
Excess of cost over net assets acquired, net of accumulated amortization                               67,872    69,867
Other assets, net of accumulated amortization                                                          36,479    17,628
Net assets of discontinued operations                                                                  16,347    29,120
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     $828,397   760,399
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
                                                                                                         2001      2000
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations                                 $  6,103     7,884
Trade accounts payable                                                                                 50,456    49,985
Accrued payroll, bonus and employee benefits                                                           45,614    37,534
Other accrued expenses                                                                                 46,422    47,238
-----------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                            148,595   142,641
Long-term debt and capital lease obligations, less current installments                               284,780   298,070
Other long-term liabilities                                                                            12,541    12,531
-----------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                                    445,916   453,242
-----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 200,000 shares authorized,
 54,824 and 54,444 shares issued, 53,969 and 52,932
  shares outstanding in 2001 and 2000, respectively                                                   242,284   235,648
Common stock in treasury, at cost                                                                     (13,387)  (23,688)
Retained earnings                                                                                     153,584    95,197
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                            382,481   307,157
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     $828,397   760,399
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(unaudited, in thousands except per share amounts)

                                                                                        Twelve weeks ended     Forty weeks ended
                                                                                         July 1     July 2     July 1      July 2
                                                                                            2001      2000        2001        2000
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                                                   $535,584   442,557   1,695,679   1,400,296
Cost of goods sold and occupancy costs                                                   347,867   288,643   1,106,923     919,248
----------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                                            187,717   153,914     588,756     481,048
Selling, general and administrative expenses                                             154,233   123,809     487,781     393,062
Amortization expense                                                                       2,108     1,466       5,450       4,315
Pre-opening and relocation costs                                                             941     2,306       5,600       8,376
----------------------------------------------------------------------------------------------------------------------------------
 Operating income                                                                         30,435    26,333      89,925      75,295
Other income (expense):
Interest expense                                                                          (3,926)   (3,647)    (14,224)    (10,802)
Investment and other income                                                                  357       408       1,314       1,305
----------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle                                 26,866    23,094      77,015      65,798
Provision for income taxes                                                                10,746     9,700      30,806      27,615
Equity in losses of unconsolidated affiliate                                                   -         -         126           -
----------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before cumulative
  effect of change in accounting principle                                                16,120    13,394      46,083      38,183
Discontinued operations:
 Income (loss) from discontinued operations,
  net of income taxes                                                                          -         -           -        (218)
 Gain (loss) on disposal, net of income taxes                                                  -         -      12,304           -
----------------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of change in
  accounting principle                                                                    16,120    13,394      58,387      37,965
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                          -         -           -        (375)
----------------------------------------------------------------------------------------------------------------------------------
 Net income                                                                             $ 16,120    13,394      58,387      37,590
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
 Income from continuing operations before cumulative
  effect of change in accounting principle                                              $   0.30      0.26        0.86        0.73
 Discontinued operations:
  Income (loss) from discontinued operations,
   net of income taxes                                                                         -         -           -           -
  Gain (loss) on disposal, net of income taxes                                                 -         -        0.23           -
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                          -         -           -       (0.01)
----------------------------------------------------------------------------------------------------------------------------------
 Basic earnings per share                                                               $   0.30      0.26        1.09        0.72
----------------------------------------------------------------------------------------------------------------------------------
 Weighted average shares                                                                  53,750    52,286      53,423      52,124
----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
 Income from continuing operations before cumulative
  effect of change in accounting principle                                              $   0.29      0.25        0.83        0.70
 Discontinued operations:
  Income (loss) from discontinued operations,
   net of income taxes                                                                         -         -           -           -
  Gain (loss) on disposal, net of income taxes                                                 -         -        0.22           -
 Cumulative effect of change in accounting principle,
  net of income taxes                                                                          -         -           -       (0.01)
----------------------------------------------------------------------------------------------------------------------------------
 Diluted earnings per share                                                             $   0.29      0.25        1.05        0.69
----------------------------------------------------------------------------------------------------------------------------------
 Weighted average shares                                                                  59,396    54,650      55,773      54,195
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)


                                                                       Forty weeks ended
                                                                      July 1      July 2
                                                                        2001       2000
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Income from continuing operations                                    $  46,083     38,183
 Adjustments to reconcile income from continuing operations
 to net cash provided by operating activities:
  Depreciation and amortization                                         59,143     46,871
  Net gain on disposal of fixed assets                                     (46)      (782)
  Rent differential                                                        467      1,426
  Change in LIFO reserve                                                 2,851      2,288
  Interest accretion on long-term debt                                   5,296      4,875
  Tax benefit related to exercise of employee stock options              4,797      2,313
  Net change in current assets                                         (18,397)   (21,686)
  Net change in current liabilities                                     13,522     19,066
-----------------------------------------------------------------------------------------
  Net cash provided by operating activities                            113,716     92,554
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
 Acquisition of property and equipment                                (116,310)  (115,612)
 Acquisition of intangible assets                                       (4,894)      (591)
 Acquisition of minority interest                                            -     (1,281)
 Payments for purchase of acquired entities, net of cash acquired            -    (25,700)
-----------------------------------------------------------------------------------------
  Net cash used in investing activities                               (121,204)  (143,184)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net proceeds from long-term borrowings                                 25,000     70,000
 Issuance of common stock                                               13,579      4,692
 Payments on long-term debt and capital lease obligations              (43,574)    (6,349)
 Purchase of treasury stock                                                  -    (13,534)
-----------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                   (4,995)    54,809
-----------------------------------------------------------------------------------------

Cash flows from discontinued operations:
  Net cash provided by (used in) discontinued operations                15,160     (7,761)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     2,677     (3,582)
Cash and cash equivalents at beginning of period                           395      3,582
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $   3,072          -
-----------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Interest paid                                                       $   8,910      5,001
-----------------------------------------------------------------------------------------
 Federal and state income taxes paid                                 $  20,077     18,921
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
July 1, 2001

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

(2) Stock Split
On May 10, 2001, our Board of Directors declared a 2-for-1 stock split of the Company's common stock in the form of a 100% stock dividend to stockholders of record as of May 21, 2001. The distribution of such dividend occurred on June 4, 2001. All applicable share and per share information has been retroactively restated in the accompanying condensed consolidated financial statements to reflect the stock split.

(3) Earnings Per Share
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands):

                                                            Twelve weeks ended     Forty weeks ended
                                                              July 1    July 2      July 1    July 2
                                                              2001       2000        2001      2000
----------------------------------------------------------------------------------------------------
Net income (numerator for basic earnings per share)          $16,120    13,394      58,387    37,590
Interest on 5% zero coupon convertible subordinated
 debentures, net of income taxes                                 933         -           -         -
----------------------------------------------------------------------------------------------------
Adjusted net income (numerator for diluted earnings
 per share)                                                  $17,053    13,394      58,387    37,590
----------------------------------------------------------------------------------------------------

Weighted average common shares outstanding (denominator
 for basic earnings per share)                                53,750    52,286      53,423    52,124
Potential common shares outstanding:
 Assumed conversion of 5% zero coupon convertible
  subordinated debentures                                      3,286         -           -         -
 Assumed exercise of stock options                             2,360     2,364       2,350     2,071
----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding and
 potential additional common shares outstanding
 (denominator for diluted earnings per share)                 59,396    54,650      55,773    54,195
----------------------------------------------------------------------------------------------------

Basic earnings per share                                     $  0.30      0.26        1.09      0.72
----------------------------------------------------------------------------------------------------

Diluted earnings per share                                   $  0.29      0.25        1.05      0.69
----------------------------------------------------------------------------------------------------
                                                                                         (continued)

Options to purchase approximately 2,122,000 shares and 2,209,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty week periods ended July 1, 2001, respectively, because their effect would have been antidilutive. Options to purchase approximately 2,663,000 shares and 2,724,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty week periods ended July 2, 2000, respectively, because their effect would have been antidilutive. The potential conversion of approximately 3,286,000 shares of common stock related to the zero coupon convertible subordinated debentures was not included in the computations of diluted earnings per share for the forty week period ended July 1, 2001 and the twelve and forty week periods ended July 2, 2000 because their effect would have been antidilutive.

(4) Discontinued Operations
In November 2000, the Company adopted a formal plan to sell the NatureSmart (formerly Amrion, Inc.) business of manufacturing and direct marketing of nutritional supplements. The NatureSmart business has been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. The loss on disposition of the NatureSmart business reported at September 24, 2000 included the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal and the estimated loss from operations of the discontinued business through the expected date of disposition.

On May 16, 2001, the Company completed the sale of all of its interest in NatureSmart to NBTY, Inc. for approximately $28 million in cash. Accordingly, the Company re-evaluated its estimates used to determine the loss on disposition of the NatureSmart business and recorded an adjustment in the second fiscal quarter of 2001 to reduce the loss on disposal by approximately $12.3 million, net of income taxes of approximately $1.8 million. At closing, NBTY also signed a short-term lease on the facility that was used by NatureSmart, which is still held for sale by the Company.

The assets and liabilities of discontinued operations, which have been reflected on a net basis on the accompanying condensed consolidated balance sheets, are summarized as follows (in thousands):

                                          July 1    September 24
                                           2001          2000
----------------------------------------------------------------
Current assets                           $     -          11,392
Long-term assets                          16,347          29,187
----------------------------------------------------------------
 Total assets                             16,347          40,579
----------------------------------------------------------------
Current liabilities                            -          11,459
----------------------------------------------------------------
Net assets of discontinued operations    $16,347          29,120
----------------------------------------------------------------

(5) Adoption of Accounting Standards
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998 as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. The Company adopted SFAS No. 133 in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 did not have any financial accounting effect on the Company's consolidated financial statements.

The FASB issued SFAS No. 141, "Business Combinations," on July 20, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 effective the beginning of the fourth quarter of fiscal year 2001. The adoption of SFAS No. 141 did not have any financial accounting effect on the Company's consolidated financial statements.
                                                                     (continued)

The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," on July 20, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of SFAS No. 142 will be recorded as a charge to current period earnings. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and must be applied as of the beginning of a fiscal year. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company plans to adopt the provisions of this statement on October 1, 2001. We are currently evaluating the provisions of SFAS No. 142 and have not yet determined the effect that adoption of this standard will have on the Company's consolidated financial statements.

(6) Subsequent Event
Subsequent to the end of the third quarter of fiscal 2001, the Company agreed to acquire certain assets of Harry's Farmer's Markets, Inc., in exchange for approximately $35 million in cash plus the assumption of certain liabilities. The assets to be acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry's Farmers Market trade name, distribution center and other support and office facilities. This transaction is expected to close in November 2001 and will be accounted for using the purchase method. Accordingly, the purchase price will be allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired will be recorded as goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Twelve and forty weeks ended July 1, 2001 compared to the same periods of the prior year.

General
We report our results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third fiscal quarters each are twelve weeks and the fourth fiscal quarter is twelve or thirteen weeks. The following table sets forth our results of operations data expressed as a percentage of sales:

                                Twelve weeks ended    Forty weeks ended
                                July 1     July 2     July 1     July 2
                                   2001       2000       2001      2000
------------------------------------------------------------------------
Sales                             100.0%     100.0%     100.0%    100.0%
Cost of goods sold and
 occupancy costs                   65.0       65.2       65.3      65.6
------------------------------------------------------------------------
 Gross profit                      35.0       34.8       34.7      34.4
Selling, general and
 administrative expenses           28.8       28.0       28.8      28.1
Amortization expense                0.4        0.3        0.3       0.3
Pre-opening and relocation
 costs                              0.2        0.5        0.3       0.6
------------------------------------------------------------------------
 Operating income                   5.7        6.0        5.3       5.4
Other income (expense):
Interest expense                   (0.7)      (0.8)      (0.8)     (0.8)
Investment and other income         0.1        0.1        0.1       0.1
------------------------------------------------------------------------
 Income from continuing
  operations before income
  taxes and cumulative effect
  of change in accounting
  principle                         5.0        5.2        4.5       4.7
Provision for income taxes          2.0        2.2        1.8       2.0
Equity in losses of
 unconsolidated affiliate             -          -          -         -
------------------------------------------------------------------------
 Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle                         3.0        3.0        2.7       2.7
Discontinued operations:
 Income (loss) from
  discontinued operations,
  net of income taxes                 -          -          -         -
 Gain (loss) on disposal,
  net of income taxes                 -          -        0.7        -
------------------------------------------------------------------------
 Income before cumulative
  effect of change in
  accounting principle              3.0        3.0        3.4       2.7
Cumulative effect of change
 in accounting principle,
 net of income taxes                  -          -          -         -
------------------------------------------------------------------------
 Net income                         3.0%       3.0%       3.4%      2.7%
------------------------------------------------------------------------

Figures may not add due to rounding.

Sales
Sales from continuing operations increased 21.0% and 21.1% for the twelve and forty weeks ended July 1, 2001, respectively, compared to the same periods of the prior fiscal year. These increases reflect the addition of twelve new stores and one relocated store over the last year and comparable store sales increases of 10.1% and 9.0%, for the twelve and forty weeks ended July 1, 2001, respectively. Sales in identical stores, which excludes relocations, increased 8.8% and 7.7% for the twelve and forty weeks ended July 1, 2001, respectively. Comparable and identical store sales increases generally result from an increase in average transaction amounts and in the number of customer transactions, reflecting an increase in market share as the stores mature in a particular market.

Gross Profit
Gross profit from continuing operations consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's gross profit as a percentage of sales was 35.0% and 34.7% for the twelve and forty weeks ended July 1, 2001, respectively, compared to 34.8% and 34.4%, respectively, for the same periods of the prior fiscal year. These increases reflect ongoing initiatives in the areas of coordinated purchasing, category management and private label products that continue to result in lower cost of goods sold. Gross profit for the twelve and forty weeks ended July 1, 2001 was negatively impacted by higher utility costs, which increased as a percentage of sales by 15 basis points and 20 basis points over the same periods of the prior year, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations as a percentage of sales were 28.8% for both the twelve and forty weeks ended July 1, 2001 compared to 28.0% and 28.1%, respectively, for the same periods of the prior fiscal year. These increases reflect increased wage costs and additional depreciation associated with new investments in information systems and the acceleration of depreciation related to recently replaced software. Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 1, 2001 were 25.2% and 25.3%, respectively, compared to 25.2% and 24.9%, respectively, for the same periods of the prior fiscal year. The year-to-date increase in direct store expenses as a percentage of sales reflects higher direct store expenses at new and acquired stores.

Amortization Expense
Amortization expense from continuing operations as a percentage of sales for the twelve and forty weeks ended July 1, 2001 was 0.4% and 0.3%, respectively, compared to 0.3% for both the twelve and forty week periods of the prior fiscal year. Amortization expense consists primarily of costs associated with the amortization of excess of cost over net assets acquired and non-competition agreements.

Pre-opening and Relocation Costs
Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations. In the first quarter of fiscal year 2000 we reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000, net of approximately $272,000 of taxes, representing start-up costs capitalized at September 26, 1999. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. Pre-opening and relocation costs for the twelve and forty weeks ended July 1, 2001 consist primarily of costs associated with our openings of three new stores during the first fiscal quarter, two new stores and one relocated store during the second fiscal quarter and two new stores during the third fiscal quarter. In the prior year, pre-opening and relocation costs for the twelve and forty weeks were associated with our openings of five new stores during the first fiscal quarter, four new stores during the second fiscal quarter and two new stores and one relocated store during the third fiscal quarter.

Interest Expense
Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Interest expense net of capitalized interest for the twelve and forty weeks ended July 1, 2001 totaled approximately $3.9 million and $14.2 million, respectively, compared to approximately $3.6 million and $10.8 million, respectively, for the same periods of the prior fiscal year. These increases are due primarily to additional amounts outstanding under our bank line of credit in fiscal 2001. Capitalized interest for the twelve and forty weeks ended July 1, 2001 totaled approximately $0.5 million and $1.3 million, respectively, compared to approximately $0.4 million and $1.4 million, respectively, for the same periods of the prior fiscal year.

Investment and Other Income
Investment and other income for the twelve and forty weeks ended July 1, 2001 totaled approximately $0.4 million and $1.3 million, respectively, compared to approximately $0.4 million and $1.3 million, respectively, for the same periods of the prior fiscal year. Investment and other income consists primarily of interest, rental and other income.

Equity in Losses of Unconsolidated Affiliate
Equity in losses of unconsolidated affiliate represents the Company's net share of losses of Gaiam.com, a subsidiary of Gaiam, Inc. in which we have a minority common equity investment and commercial agreements for the sale of products on co-branded sections of the Gaiam.com Web site. Our net share of equity-method losses for the forty weeks ended July 1, 2001 totaled approximately $126,000.

Discontinued Operations
In November 2000, the Company adopted a formal plan to sell the NatureSmart (formerly Amrion, Inc.) business of manufacturing and direct marketing of nutritional supplements. The NatureSmart business has been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated financial statements. The loss on disposition of the NatureSmart business reported at September 24, 2000 included the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal and the estimated loss from operations of the discontinued business through the expected date of disposition. On May 16, 2001, the Company completed the sale of all of its interest in NatureSmart to NBTY, Inc. for approximately $28 million in cash. Accordingly, the Company re-evaluated its estimates used to determine the loss on disposition of the NatureSmart business and recorded an adjustment in the second fiscal quarter of 2001 to reduce the loss on disposal by approximately $12.3 million, net of income taxes of approximately $1.8 million.

Economic Value Added (EVA(R))
Our goal is to improve long-term intrinsic value measured by improvement in EVA. For the twelve and forty weeks ended July 1, 2001, the Company generated negative EVA of approximately $5.9 million and $25.4 million, respectively, compared to negative EVA of approximately $6.3 million and $25.3 million, respectively, for the same periods of the prior fiscal year. Although our stores produce very strong EVA on average, we currently have negative EVA due to the capital charge on approximately $300 million of unrecorded implied goodwill related to previous pooling acquisitions. Net operating profit after tax (NOPAT) for the third fiscal quarter increased approximately 16% over prior year to approximately $18.4 million, and year-to-date NOPAT increased approximately 19% over prior year to approximately $54.2 million. Total capital at the end of the period increased approximately 9% over the prior year to approximately $971 million.

Liquidity and Capital Resources and Changes in Financial Condition
For the forty weeks ended July 1, 2001 and July 2, 2000, net cash provided by operating activities was approximately $113.7 million and $92.6 million, respectively. Net cash used in financing activities was approximately $5.0 million for the forty weeks ended July 1, 2001 compared to net cash provided by financing activities of approximately $54.8 million for the same period of the prior fiscal year.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and to a lesser extent, the resultant increase in working capital requirements. We estimate that cash requirements to open a new store will range from approximately $3 million to $12 million (after giving effect to any landlord construction allowance). This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. Net cash used in investing activities was approximately $121.2 million and $143.2 million for the forty weeks July 1, 2001 and July 2, 2000, respectively. We plan to open four new stores and relocate one store during the fourth quarter of fiscal 2001. The Company has twenty-four stores currently under development that are expected to open during the next two fiscal years. During the second quarter of fiscal 2001, the Company negotiated an extended and expanded credit facility of $220 million. During the third quarter of fiscal 2001, the Company sold all of its interest in NatureSmart for approximately $28 million in cash. At July 1, 2001 the Company had $125 million outstanding under the line of credit. Subsequent to the end of the third fiscal quarter of 2001, we have paid down our credit line by an additional $15 million and have approximately $106 million available at August 14, 2001. Subsequent to the end of the third quarter of fiscal 2001, the Company agreed to acquire substantially all of the assets of Harry's Farmer's Markets, Inc. in exchange for approximately $35 million in cash. We expect that cash generated from operations and cash available under our existing credit facility will be sufficient to finance this acquisition as well as current planned expansion and other anticipated working capital and capital expenditure requirements. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K dated April 12, 2001 announcing the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Whole Foods Market, Inc.
                                  ------------------------
                                  Registrant


Date:  August 14, 2001            By: Glenda Flanagan
      ----------------                ---------------
                                  Glenda Flanagan
                                  Vice President and
                                  Chief Financial Officer
                                  (Duly authorized officer and
                                  principal financial officer)