Form 10-K
period 2001-09-30
WHOLE FOODS MARKET INC
filed 2001-12-20
CIK 865436

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER: 0-19797

                            WHOLE FOODS MARKET, INC.
             (Exact name of registrant as specified in its charter)

        Texas                                            74-1989366
      (State of                                        (IRS employment
    incorporation)                                    identification no.)

                           601 North Lamar, Suite 300
                               Austin, Texas 78703
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                  512-477-4455

           Securities registered pursuant to section 12(g) of the Act:
                           Common Stock, no par value
                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 2001 was $2,340,191,896.

The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 2001 was 55,282,673.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on March 25, 2002.

Whole Foods Market, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2001

Table of Contents

                                                                                                              Page
                                                                                                             Number
-------------------------------------------------------------------------------------------------------------------
                                                PART I
   Item 1.    Business                                                                                         3
   Item 2.    Properties                                                                                      13
   Item 3.    Legal Proceedings                                                                               13
   Item 4.    Submission of Matters to a Vote of Security Holders                                             13
   Item 4(a). Executive Officers of the Registrant                                                            13

                                                PART II

   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                           15
   Item 6.    Selected Consolidated Financial Data                                                            16
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations           18
   Item 7(a). Quantitative and Qualitative Disclosures About Market Risk                                      25
   Item 8.    Consolidated Financial Statements and Supplementary Data                                        25
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            46

                                                PART III

   Item 10.   Directors and Executive Officers of the Registrant                                              46
   Item 11.   Executive Compensation                                                                          46
   Item 12.   Security Ownership of Certain Beneficial Owners and Management                                  46
   Item 13.   Certain Relationships and Related Transactions                                                  46

                                                PART IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 46

SIGNATURES                                                                                                    48
-------------------------------------------------------------------------------------------------------------------

This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. Please see "Item 1. Business - Additional Factors That May Affect Future Results" for a discussion of risks and uncertainties that may affect our business.

                                     PART I

Item 1.  Business

General

Whole Foods Market, Inc. owns and operates the country's largest chain of natural and organic foods supermarkets. Our Company mission is to improve the health, well-being, and healing of both people and of the planet. To achieve this mission, we plan to continue to expand our retail operations to offer the highest quality and most nutritious foods to more and more customers, helping them to live healthier and more vital lives. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last twenty-one years.

We opened our first store in Austin, Texas in 1980 and as of September 30, 2001, we operated 126 stores in 23 states plus the District of Columbia. Our sales have grown rapidly through internal expansion, acquisitions and same store sales growth, from approximately $92.5 million in fiscal year 1991 to approximately $2.3 billion in fiscal year 2001, a compounded annual growth rate of approximately 38%. Our stores currently average approximately 29,000 square feet in size and approximately $18 million in annual sales. Sales per gross square foot as of our most recent fiscal year end was approximately $689, which we believe is higher than most conventional supermarkets or food retailers, including competitors in the large-store segment of the natural foods industry. Our stores are supported by regional distribution centers, bake houses, commissary kitchens, a seafood processing facility, a produce procurement and field inspection office, and a coffee roasting operation. We have the goal of becoming a national brand synonymous with not just natural and organic foods, but with being the best food retailer in every community in which we are located.

On October 31, 2001, we completed the acquisition of the three Harry's Farmer's Markets perishables superstores in Atlanta, Georgia. We believe the Harry's acquisition will provide us with significant support infrastructure for the southern geographic region as well as provide significant knowledge and expertise in operating perishable superstores that we will be able to leverage across the Company.

The Natural Products Industry

According to a leading trade publication for the industry, natural products sales have grown to over $32 billion in 2000, a 7% increase over the prior year. The natural products we offer in our stores include:

o   natural and organic foods and beverages,

o   dietary supplements,

o   natural personal care products,

o   natural household goods, and

o   educational products

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

Sales growth for natural and organic foods is being driven by numerous factors including:

o healthier eating patterns driven by a better-educated populace whose median age is increasing each year;

o increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, growth hormones, artificial ingredients and other chemicals, and genetically engineered ingredients; and

o   environmental concerns due to the degradation of water and soil quality.

Business Strategy

Whole Foods Market is the country's largest retailer of natural and organic products. We believe that much of our success to date is because we remain uniquely mission driven. We are highly selective about what we sell, we believe in providing an empowering work environment for our team members and we are committed to sustainable agriculture.

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

Whole Planet. We believe companies, like individuals, must assume their share of responsibility for our planet. On a global basis we actively support organic farming, which we believe is the best method for promoting sustainable agriculture and protecting the environment and farm workers. On a local basis, we are actively involved in our communities by supporting food banks, sponsoring neighborhood events, compensating our team members for community service work, and contributing at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Growth Strategy

Whole Foods Market's growth strategy is to expand through a combination of new store openings and acquisitions of existing stores. We have a disciplined, opportunistic real estate and acquisition strategy, opening or acquiring stores in existing trade areas as well as new markets. Our new stores typically range between 25,000 to 50,000 square feet and are located on premium real estate sites. We have also grown through acquisitions, with approximately 40% of our store base consisting of acquired stores. As the natural foods retailing industry is highly fragmented and comprised of many smaller local and regional chains, we expect to continue to pursue acquisitions of smaller chains that provide us access to desirable locations and markets as well as experienced team members. Our historical store growth is summarized below:

                                                                               Fiscal Year (1)
                                                            2001         2000         1999         1998          1997
                                                        --------------------------------------------------------------
Beginning of year                                            117          100           87            75           68
Stores opened                                                 12           17            9             9            7
Acquired stores                                                -            3            5             6            2
Relocations and closures                                      (3)          (3)          (1)           (3)          (2)
                                                        --------------------------------------------------------------
End of year                                                  126          117          100            87           75
                                                        --------------------------------------------------------------
Total square footage, end of year (in thousands)           3,598        3,180        2,584         2,092        1,724
                                                        --------------------------------------------------------------

(1) Stores acquired in pooling transactions are reflected as acquired in the period in which the applicable transaction closed.

As of November 30, 2001, we had signed leases for 20 stores averaging approximately 35,000 square feet in size. We expect to open or acquire approximately 15 to 20 stores per year, including relocations of existing stores, in each of the next two fiscal years. We believe that going forward more of our growth will come from developing new stores than from acquiring existing stores.

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

Quality Goals. Our objective is to sell our customers the highest quality foods available. We define quality in terms of nutrition, freshness, appearance and taste and have the following product quality goals:

o   Whole Foods. We evaluate each and every product that we sell.

o Natural. We feature foods that are free from artificial preservatives, colors, flavors and sweeteners.

o Taste. We are passionate about great tasting food and the pleasure of sharing it with others.

o Freshness. We are committed to foods that are fresh, wholesome and safe to eat.

o   Organic. We seek out and promote organically grown foods.

o Wellness. We provide foods and nutritional products that support health and well being.

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

Private Label Products. Because of the relative lack of national brands within the natural products industry, we have a unique private label opportunity. We have taken advantage of this opportunity and have expanded our private label offerings over the last several years. We now have four different lines of products featuring over 1,200 SKU's. Our private label sales in grocery and nutrition currently account for approximately 15% of our total sales in those product categories. The "Whole Foods" label began in 1992 and markets "best of class" premium and super premium products. We seek out artisan food producers, small batch production and hand-tested recipes for products included in this program. In 1997, we introduced a line of products under the "365" label which emphasizes every day value. These products meet our quality goals but are less expensive than alternative products that we sell. In 1999, we introduced the country's first organic food product line developed just for children under the "Whole Kids" label. After supplying our stores with specialty and organic coffees, teas and brewing equipment for many years, Allegro Coffee Company was acquired by Whole Foods Market in December of 1997.

Store Operations

Team Approach to Store Operations. We promote a strong Company culture featuring a team approach to store operations that we believe is distinctly more empowering of employees than that of the traditional supermarket. Our stores employ between 26 and 386 team members who are organized into up to eleven teams, each led by a team leader. Each team is responsible for a different product category or aspect of store operations such as customer service or the front-end which runs the customer checkout stations. We promote a decentralized team approach to store operations in which many personnel, merchandising and operating decisions are made by teams at the individual store level. Because of our decentralized management structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all the department team leaders, to operate the store as efficiently and profitably as possible. Store team leaders are paid a salary plus an Economic Value Added ("EVA"(TM))-based bonus and are eligible to receive stock options.

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

We strive to create a Company-wide consciousness of "shared fate" by uniting the self-interests of team members as closely as possible to the self-interests of our shareholders. One way we reinforce this concept is through a gainsharing program rewarding a team's labor productivity. We also encourage stock ownership among team members through the following programs:

o Team Member Stock Option Plan. Team members are eligible for stock options through seniority, promotion or at the discretion of senior regional or national leadership.

o Team Member Stock Purchase Plan. Team members can purchase restricted stock at a discount through payroll deductions.

o Team Member 401(k) Plan. Whole Foods Market stock is an investment option within our Company 401(k) plan.

Store Description. We do not have a standard store design model. Instead, each store's design is customized to fit the size and configuration of the particular location and community in which it is located. We transformed food shopping from a chore into a dynamic experience by building and operating stores with colorful decor, well-trained team members, exciting product mixes, teams of in-store chefs, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, prepared foods stations and European-style charcuterie departments. To further a sense of community and interaction with customers, our stores typically include sit-down eating areas, customer comment boards and centrally located information booths. We have "Take Action" centers for our customers who want to be informed on important issues relative to environmental, legislative, food safety and product quality issues that can directly affect our customers' health and well being. In addition, some stores offer special services such as massage, valet parking and home delivery. Whole Foods Market stores play a unique role as a "third place," besides the home and the office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Site Selection. Each of our stores is generally located in a high-traffic shopping area and is either freestanding or in a strip center. In selecting store locations, we use an internally developed model to analyze potential markets based on various criteria such as education levels, population density and income levels. Approximately 95% of our existing stores are located in the top fifty statistical metropolitan areas. We primarily seek to open large format stores which range in size between 25,000 to 50,000 square feet and are located on premier real estate sites, often in urban, high population locales. After we have selected a target site, our site consultant does a comprehensive site study and sales projection. Potential sites must also pass EVA hurdles. Stores currently under development average approximately 35,000 square feet.

New stores typically open approximately 12 to 24 months after a store lease is signed. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three years, that has ranged from approximately $2 million to $16 million. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. Pre-opening expenses have averaged approximately $600,000 over the past three years.

Purchasing and Distribution

Our buyers purchase products for retail sale from regional wholesale suppliers and vendors. Over the last few years, we have shifted the majority of our purchasing operations from the store to the regional and national level. By purchasing on a regional and national level, we are able to negotiate better volume discounts with major vendors and distributors. We own and operate eight regional distribution centers across the country. The largest of our regional distribution centers, Southwest Distribution Center in Austin, Texas, distributes natural products to our stores in Texas and Louisiana.

Our other regional distribution centers primarily distribute produce and our private label products to our stores in their respective regions. In addition, we own a seafood wharf, a produce procurement center, a specialty coffee roaster and distributor and have established regional commissaries and bake houses, all of which distribute products to our stores.

Marketing

We spend less on advertising than conventional supermarkets, instead relying primarily on word-of-mouth recommendations from our customers. We allocate our marketing budget among region-wide programs, our individual stores' marketing efforts, and a new national brand awareness initiative focusing primarily on national and major market public relations and consumer research. Our stores spend most of their marketing budgets on in-store marketing signs and other materials, store events such as taste fairs, classes, tours and product samplings. We encourage the adoption of a natural and organic lifestyle by extending our customer education initiatives beyond the store to include proactive public relations programs. To create goodwill and maintain a high profile within its community, each store also has a separate budget for making contributions to a variety of philanthropic and community activities. We presently contribute at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Customer Service

One of our core values as a Company is to satisfy and delight our customers. We want to meet or exceed their expectations on every shopping trip. We know that by doing so we turn customers into advocates for our business. Advocates do more than shop with us, they talk about Whole Foods to their friends and others. We want to serve our customers competently, efficiently, knowledgeably and with flair. We generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store "Take Action" centers as well as on our corporate web site at www.wholefoodsmarket.com, which features a library of
                      ------------------------
information about environmental, legislative, food safety and product quality issues.

Team Members

As of September 30, 2001, we had approximately 20,800 team members, including approximately 17,300 full-time, 2,400 part-time and 1,100 seasonal team members. We sponsor a partially self-insured health care benefits plan for participating team members. We maintain a reserve for job-related injury claims rather than subscribing to a workers' compensation insurance program for our team members in Texas. All of our team members are eligible to receive stock options. While our stores have been subject to informational pickets from time to time by certain local retail clerks' and butchers' unions, none of our team members are represented by a labor union or collective bargaining agreement. For the past four years, Fortune magazine has selected Whole Foods Market as one of the "100 Best Companies to Work for in America."

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

We are using EVA extensively for capital investment decisions, from evaluating new store real estate decisions to determining store remodeling needs. We are turning down projects that do not add value to the Company in the short or long term. Operating decisions in stores are also being enhanced by the EVA decision-making model. Our emphasis is on EVA improvement, as we want to challenge our teams to continue to innovate and grow in new ways. We believe that opportunities always exist to increase sales and margins, and to lower operating expenses in ways that benefit all of our stakeholders. We believe that focusing on EVA improvement encourages continuous improvement of our business.

Over 350 leaders throughout the Company are now on EVA-based incentive plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team in all stores. We are excited about the progress that we have made with EVA in the short time since we adopted the program and expect to continue to expand its use throughout the Company in the coming years.

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

According to a leading trade publication, natural products retailers continue to have a higher natural products market share and continue to grow their market share faster than that of the mass market.

Strategic Relationships

We have entered into a strategic relationship with Gaiam, Inc., a lifestyle company catering to customers who value the environment, personal development and healthy living. This relationship primarily consists of commercial agreements which vary in scope from a joint marketing agreement to the sale of products on co-branded sections of the Gaiam.com Web site.

We believe that this strategic relationship is attractive for a variety of reasons. First, our customers receive access to a wider range of desirable products and services. Second, we are able to generate revenue from the strategic partners because we help them sell to our customer base. Finally, we believe that our strategic partners are also well served as a result of the opportunity to grow their customer base quickly and build brand recognition.

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

The National Organic Standards were released by the USDA in December 2000, with implementation into Federal law set for October 2002. The National Organic Standards will facilitate interstate commerce and marketing of fresh and processed foods that are organically produced, and will help provide assurance to our customers that such products meet consistent, uniform standards.

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: "Whole Foods Market," "Whole Foods Market 365 Every Day Value," "Allegro Coffee Company," "Bread & Circus," "Fresh Fields," "Merchant of Vino," "Wellspring," "Whole Kids," "Whole People" and "Whole Foods, Whole People, Whole Planet." The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

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

We May Experience Significant Fluctuations in Our Quarterly Operating Results

Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in merchandise costs, possible supply shortages and potential uninsured casualty losses. In addition, our quarterly operating results may fluctuate significantly as the result of the timing of acquisitions, the timing of new store openings, the range of operating results generated from newly opened stores and changes in estimates associated with the disposal of discontinued operations. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings.

Capital Needed for Expansion May Not be Available

The acquisition of existing stores, the opening of new stores and the development of new production and distribution facilities require significant amounts of capital. In the past, our growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, and internally generated cash flow. These and other sources of capital may not be available to us in the future. In addition, restrictive covenants that may be imposed by our lenders may restrict our ability to fund our growth.

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

Our Business May be Sensitive to Economic Conditions that Impact Consumer
Spending

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending to our competitors. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

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

Released by the USDA in December 2000, with full implementation into law set for October 2002, the National Organic Standards will facilitate interstate commerce and marketing of fresh and processed food that is organically produced and will provide an assurance to our customers that such products meet consistent, uniform standards. Compliance with these standards might pose an unbearable burden on some of our suppliers that may cause a disruption in some of our product offerings.

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

Investment Losses Could Adversely Impact Our Results

We have investments in both common and preferred equity securities of Gaiam.com, a non-public Internet company, and a marketable equity investment in Gaiam, Inc., its parent company. During fiscal year 2001, we determined that these investments had suffered declines in value that were other than temporary due to lower market valuations of Internet-related companies. As a result, we recognized losses totaling approximately $5.5 million to reduce our investments in Gaiam.com to their estimated fair values of approximately $3.5 million. Many factors outside of our control determine whether or not our investments will be successful. Such factors include the ability of an investee to obtain additional financing or to achieve commercial success with its products or services. Accordingly, there can be no assurances that we will be able to recover the carrying amount of these investments.

Results of Examinations by the Internal Revenue Service and Other Taxing Authorities Could Materially Impact Our Results

We are subject to periodic audits and examinations by the Internal Revenue Service ("IRS") and other state and local taxing authorities. The Company's team member 401(k) plan is currently under examination by the IRS for the years ended December 31, 1997 and 1996. This examination is ongoing, and no assertions or assessments as a result of the examination have been made by the IRS to date. Although not currently anticipated by management, our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

Item 2.  Properties

At September 30, 2001, we operated 126 stores in 23 states and the District of Columbia. We own store locations in New Orleans, Berkeley and Atlanta. We also own a building in Austin, Texas which houses one of our stores, the corporate headquarters and a bookstore. The underlying property is leased from a third party under a ground lease which has a remaining base term of approximately twelve years plus ten options to renew for five years each. On November 20, 2001 we completed the sale of the facility in Thornton, Colorado that was associated with discontinued operations. We also own an undeveloped property in Westminster, Colorado that is associated with discontinued operations and is actively being marketed. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from 1 to 40 years. We have options to renew most of our leases with renewal periods ranging from 5 to 50 years. The following table shows the number of our stores by state and the District of Columbia as of September 30, 2001:

                        Number                                     Number                                      Number
Location               of Stores            Location              of Stores             Location              of Stores
-----------------------------------------------------------------------------------------------------------------------

Arizona                   1                 Louisiana                 1                 New York                  2
California               32                 Maryland                  5                 North Carolina            5
Colorado                  2                 Massachusetts            13                 Pennsylvania              6
Connecticut               1                 Michigan                  7                 Rhode Island              1
District of Columbia      3                 Minnesota                 2                 Texas                    13
Florida                   6                 Missouri                  1                 Virginia                  7
Georgia                   2                 New Jersey                5                 Washington                1
Illinois                  8                 New Mexico                1                 Wisconsin                 1
----------------------------------------------------------------------------------------------------------------------

Item 3.  Legal Proceedings

From time to time, the Company is involved in lawsuits that we consider to be in the normal course of business which have not resulted in any material losses to date.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4(a). Executive Officers of the Registrant

The following table sets forth the name, age and position of each of the persons who was serving as executive officer of the Company as of November 30, 2001:


     Name                       Age                                             Position
----------------------------------------------------------------------------------------------------------------------
John P. Mackey                    48                 Chairman of the Board, Chief Executive Officer and President
Glenda Flanagan                   48                 Executive Vice President and Chief Financial Officer
A.C. Gallo                        48                 Executive Vice President of Operations, East Coast Division
Walter Robb                       48                 Executive Vice President of Operations, West Coast Division
James P. Sud                      49                 Executive Vice President of Growth and Business Development
Michael Besancon                  55                 President, Southern Pacific Region
Anthony Gilmore                   41                 President, Southwest Region
David Lannon                      35                 President, Northeast Region
Ron Megahan                       39                 President, Northern Pacific Region
Ken Meyer                         37                 President, South Region
Juan Nunez                        43                 President, Florida Region
Dan Rodenberg                     46                 President, Midwest Region
Lee Valkenaar                     46                 President, Mid Atlantic Region
----------------------------------------------------------------------------------------------------------------------

John P. Mackey, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980. Mr. Mackey has also served as President since June 2001.

Glenda Flanagan has served as Executive Vice President and Chief Financial Officer of the Company since December 1988.

A.C. Gallo has served as Executive Vice President of Operations, East Coast Division since February 2001. Mr. Gallo has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President and President of the Northeast Region.

Walter Robb has served as Executive Vice President of Operations, West Coast Division since February 2001. Since joining the Company in 1991, Mr. Robb has also served as Store Team Leader and President of the Northern Pacific Region.

James P. Sud has served as Executive Vice President of Growth and Business Development since February 2001. Mr. Sud joined the Company in May 1997 and served as Vice President and Chief Operating Officer until February 2001. Mr. Sud had been President of MPS Production Company, an independent oil and gas company engaged in exploration, production and oil field equipment services since 1977. Mr. Sud served as a director of the Company from 1980 to March 1997.

Michael Besancon has served as President of the Southern Pacific Region since February 2001. Mr. Besancon has held various positions within the Company since 1995, including Purchasing Director, Vice President of the Southern Pacific Region and President of the Mid-Atlantic Region.

Anthony Gilmore has served as President of the Southwest Region since March 2001. Mr. Gilmore has held various positions with the Company since 1996 including Store Team Leader and Vice President of the Southeast Region.

David Lannon has served as President of the Northeast Region since March 2001. Mr. Lannon has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Store Team Leader, Director of Store Operations and Vice President of the Northeast Region.

Ron Megahan has served as President of the Northern Pacific Region since June 2001. Mr. Megahan has held various positions with the Company since 1989 including Store Team Leader.

Ken Meyer has served as President of the South Region since March 2001. Mr. Meyer has held various positions with the Company since 1996 including Store Team Leader and Vice President of the Southwest Region.

Juan Nunez has served as President of the Florida Region since September 1998. Mr. Nunez has held various positions with the Company and with Mrs. Gooch's Natural Food Markets, Inc., which was acquired by the Company in September 1993, including Store Team Leader, Director of Store Operations and Vice President of the Southwest Region.

Dan Rodenberg has served as President of the Midwest Region since January 1997. Mr. Rodenberg has held various positions with the Company since 1989, including Store Team Leader and Vice President of the Mid-Atlantic and Midwest Regions.

Lee Valkenaar has served as President of the Mid Atlantic Region since March 2001. Mr. Valkenaar has held various positions with the Company since 1987, including Store Team Leader, Vice President and President of the Southwest Region.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "WFMI." The following sets forth the high and low sales prices of the Company's common stock for the last two fiscal years. All applicable amounts have been adjusted to reflect the two-for-one split of the common stock effected on June 4, 2001 in the form of a stock dividend.

                                                                                           High                   Low
----------------------------------------------------------------------------------------------------------------------
Fiscal Year 2001

September 25, 2000 to January 14, 2001                                                    $31.88                $22.13
January 15, 2001 to April 8, 2001                                                          29.81                 19.47
April 9, 2001 to July 1, 2001                                                              29.42                 19.99
July 2, 2001 to September 30, 2001                                                         35.87                 25.50

Fiscal Year 2000

September 27, 1999 to January 16, 2000                                                    $24.00                $15.13
January 17, 2000 to April 9, 2000                                                          24.00                 18.13
April 10, 2000 to July 2, 2000                                                             27.82                 17.19
July 3, 2000 to September 24, 2000                                                         30.00                 20.19
----------------------------------------------------------------------------------------------------------------------

The Company had 1,320 record holders of its common stock as of November 30, 2001.

The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's present bank credit agreement contains certain restrictive covenants that include the prohibition of the payment of dividends on common stock.

Item 6.  Selected Consolidated Financial Data

Whole Foods Market, Inc.
Summary Financial Information
(in thousands, except per share and operating data)


                                                                  Sept 30       Sept 24      Sept 26      Sept 27      Sept 28
                                                                     2001          2000         1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations Data (1) (2)
Sales                                                         $ 2,272,231     1,838,630    1,492,519    1,308,070    1,049,283
Cost of goods sold and occupancy costs                          1,482,477     1,205,096      985,000      873,088      709,692
------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                   789,754       633,534      507,519      434,982      339,591
Selling, general and administrative expenses                      652,974       516,418      420,094      357,941      290,440
Pre-opening and relocation costs                                    8,539        10,497        5,914        3,979        5,243
Amortization expense                                                7,098         5,926        3,507        2,841        2,415
Store closure and asset disposal costs                              9,425             -        5,940            -            -
Merger expenses                                                         -             -            -        1,699            -
------------------------------------------------------------------------------------------------------------------------------
   Operating income                                               111,718       100,693       72,064       68,522       41,493
Other income (expense):
Interest expense                                                  (17,891)      (15,093)      (8,248)      (7,677)      (6,033)
Investment and other income (loss)                                  1,628        (8,015)       1,800        2,303           27
------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income
     taxes and equity in losses of unconsolidated affiliates       95,455        77,585       65,616       63,148       35,487
Provision for income taxes                                         38,182        34,584       25,590       23,454       11,327
Equity in losses of unconsolidated affiliates                       5,626        14,074            -            -            -
------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before
     cumulative effect of change in accounting principle           51,647        28,927       40,026       39,694       24,160
Discontinued operations:
   Income (loss) from discontinued operations, net of
     income taxes                                                       -        (9,415)       2,129        5,701        2,484
   Gain (loss) on disposal, net of income taxes                    16,233       (23,968)           -            -            -
------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before cumulative effect of change
     in accounting principle                                       67,880        (4,456)      42,155       45,395       26,644
   Cumulative effect of change in accounting principle,
     net of income taxes                                                -          (375)           -            -            -
------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                          $    67,880        (4,831)      42,155       45,395       26,644
------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share:
   Income from continuing operations before
    cumulative effect of change in accounting principle$             0.96         0.55         0.76          0.76         0.50
   Income (loss) from discontinued operations,
    net of income taxes                                              0.30        (0.63)        0.04          0.11         0.05
   Cumulative effect of change in accounting principle,
    net of income taxes                                                 -           (0.01)        -             -            -
------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                          $      1.26        (0.09)        0.80          0.87         0.55
------------------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding                             53,664        52,248       52,748       52,318       48,388
------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
   Income from continuing operations before
    cumulative effect of change in accounting principle       $      0.92         0.53         0.73          0.72         0.48
   Income (loss) from discontinued operations,
    net of income taxes                                              0.29        (0.61)        0.04          0.10         0.05
   Cumulative effect of change in accounting principle,
    net of income taxes                                                 -        (0.01)           -             -            -
------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                          $      1.21        (0.09)        0.77          0.82         0.53
------------------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding, diluted basis              56,185        54,370       54,892       55,488       50,342
------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (continued)

Whole Foods Market, Inc.
Summary Financial Information (continued)
(in thousands, except per share and operating data)


                                                           Sept 30       Sept 24      Sept 26      Sept 27      Sept 28
                                                              2001          2000         1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets Data (End of Year) (2)

Net working capital                                    $   (11,596)      (11,929)      (3,937)      70,975       20,331
Total assets                                               829,171       760,399      655,463      537,593      390,877
Long-term debt (including current maturities)              256,649       305,954      215,462      158,988       93,508
Shareholders' equity                                       409,357       307,157      311,220      277,273      205,465

Operating Data

Number of stores at end of fiscal year                         126           117          100           87           75
Store sales per gross square foot                      $       689           660          661          670          638
Average weekly sales per store                         $   353,000       325,000      310,000      292,000      277,000
Comparable store sales increase (3)                           9.2%         8.6%         7.7%         11.0%         8.3%
-----------------------------------------------------------------------------------------------------------------------

(1) Fiscal year 2001 is a 53-week year and fiscal years 2000, 1999, 1998 and 1997 are 52-week years.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 126 stores as of September 30, 2001 both by opening new stores and acquiring existing stores from third parties. We operate in one reportable segment, natural foods supermarkets. We currently have one store in development in Toronto, Canada. All of our remaining operations are domestic. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first one to three years of operations. Our results of operations are reported on a 52- or 53-week year ending on the last Sunday in September. Fiscal year 2001 is a 53-week year, and fiscal years 2000 and 1999 are 52-week years.

In November 2000, the Company adopted a plan to dispose of the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business and related net assets have been recorded as discontinued operations in the consolidated financial statements for all years presented. The following discussion and analysis refer only to continuing operations.

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:


                                                                            2001             2000              1999
---------------------------------------------------------------------------------------------------------------------

Sales                                                                     100.0%            100.0%           100.0%
Cost of goods sold and occupancy costs                                     65.2              65.5             66.0
---------------------------------------------------------------------------------------------------------------------
   Gross profit                                                            34.8              34.5             34.0
Selling, general and administrative expenses                               28.7              28.1             28.1
Pre-opening and relocation costs                                            0.4               0.6              0.4
Amortization expense                                                        0.3               0.3              0.2
Store closure and asset disposal costs                                      0.4               -                0.4
---------------------------------------------------------------------------------------------------------------------
   Operating income                                                         4.9               5.5              4.8
Other income (expense):
Interest expense                                                           (0.8)             (0.8)            (0.6)
Investment and other income (loss)                                          0.1              (0.4)             0.1
---------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes
     and equity in losses of unconsolidated affiliates                      4.2               4.2              4.4
Provision for income taxes                                                  1.7               1.9              1.7
Equity in losses of unconsolidated affiliates                               0.3               0.8              -
---------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before cumulative
     effect of change in accounting principle                               2.3               1.6              2.7
Discontinued operations:
   Income (loss) from discontinued operations, net of income taxes          -                (0.5)             0.1
   Gain (loss) on disposal, net of income taxes                             0.7              (1.3)             -
---------------------------------------------------------------------------------------------------------------------
   Income (loss) before cumulative effect of change
     in accounting principle                                                3.0              (0.2)             2.8
   Cumulative effect of change in accounting principle,
     net of income taxes                                                    -                 -                -
---------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                        3.0%             (0.3)%            2.8%
---------------------------------------------------------------------------------------------------------------------
Figures may not add due to rounding.

Sales

Sales from continuing operations increased 23.6%, 23.2% and 14.1% in fiscal years 2001, 2000 and 1999, respectively. Adjusted to reflect a fifty-two week period in fiscal year 2001, sales from continuing operations increased 21.3%. Sales for all years shown reflect increases due to new stores opened and acquired and comparable store sales increases of approximately 9.2%, 8.6% and 7.7% in fiscal years 2001, 2000 and 1999, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales, which exclude relocations, increased approximately 8.0%, 7.0% and 6.6% in fiscal years 2001, 2000 and 1999, respectively. Comparable and identical store sales increases generally resulted from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as improvements in overall store execution and increased sales of private label products.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Our gross profit from continuing operations as a percentage of sales was 34.8%, 34.5%, and 34.0% in fiscal years 2001, 2000 and 1999, respectively. These increases reflect increased national buying, category management and private label initiatives, which lower the cost of product purchased on a national basis. Additionally, continued improvement by new stores with respect to product procurement, merchandising and controlling shrink has contributed to these increases in gross profit. In all years, gross profit margins were also positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. Gross profit margins were positively affected in all years by the increased percentage of sales in certain regions and in certain departments such as prepared foods where we achieve higher gross profits. Gross profit margins were negatively affected in fiscal year 2001 by an increase in utilities expense as a percentage of sales of approximately 21 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of sales were 28.7% in 2001 and 28.1% in both fiscal years 2000 and 1999. For fiscal year 2001, general and administrative expenses reflect increases in wage costs and depreciation from investments in information systems. These increases were partially offset by an overall decrease in direct store expenses. Fiscal year 2000 selling, general and administrative expenses reflect higher direct store expenses as a percentage of sales and a greater percentage of our total sales at new and acquired stores added over the prior year. In fiscal year 1999 we incurred additional general and administrative costs related to the implementation of new management information systems and procedures required to address our potential Year 2000 issues. Whole Foods Market has historically been able to expand without a significant increase in general and administrative costs.

Pre-opening and Relocation Costs

Pre-opening costs include hiring and training personnel, supplies, and certain occupancy and miscellaneous costs related to new store and facility openings and are incurred primarily in the thirty days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. We adopted AICPA Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" effective the beginning of the first quarter of fiscal year 2000. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 we have reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999. In fiscal year 1999 and prior years, we capitalized pre-opening costs as incurred and subsequently expensed such amounts in the quarter of the location opening. Whole Foods Market developed and opened twelve stores in fiscal year 2001, seventeen stores in fiscal year 2000, and nine stores in fiscal year 1999. Of these, two stores were relocations in fiscal year 2001, three stores were relocations in fiscal year 2000, and one store was a relocation in fiscal year 1999. Pre-opening and relocation costs were approximately $8.5 million $10.5 million and $5.9 million in fiscal years 2001, 2000 and 1999, respectively.

Amortization Expense

Amortization expense consists primarily of costs associated with the amortization of excess of cost over net assets acquired and non-competition agreements. Amortization expense from continuing operations as a percentage of sales was 0.3% in both fiscal years 2001 and 2000 and 0.2% in fiscal year 1999.

Store Closure and Asset Disposal Costs

During the fourth quarter of fiscal year 2001, we recognized store closure costs totaling approximately $9.4 million related to the decision to close three locations, all of which were previously acquired in multi-store transactions. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values totaling approximately $5.6 million and estimated lease termination costs and other disposal costs totaling approximately $3.8 million. Termination of leases will be completed as soon as is practicable after the related stores are closed during fiscal year 2002. We expect to complete substantially all other activities related to these store closures in fiscal year 2002. During the fourth quarter of fiscal year 1999, we recognized asset disposal costs totaling approximately $5.9 million. Costs associated with the disposal of accounting and distribution software which was replaced with the implementation of new financial software totaled approximately $2.8 million. Costs associated with other hardware and software disposals totaled approximately $3.1 million and consisted of the writeoffs of certain Year 2000 non-compliant or obsolete hardware and certain software under development that we determined would not be placed in service. Substantially all activities related to the asset disposals were completed in fiscal year 1999.

Interest Expense

Interest expense consists of costs related to our convertible subordinated debentures, senior notes and bank line of credit, net of capitalized interest associated with new store development and internally developed software. Interest expense related to our Company's borrowings, net of amounts capitalized, was approximately $17.9 million, $15.1 million and $8.2 million in fiscal years 2001, 2000 and 1999, respectively. The annual increases in net interest expense are due primarily to additional amounts outstanding under our bank line of credit and the semi-annual compounding of interest on our zero coupon convertible subordinated debentures.

Investment and Other Income (Loss)

Investment and other income (loss) for fiscal year 2001 and 2000 includes interest, rental and other income totaling approximately $1.6 million and $2.0 million, respectively. During fiscal year 2000, we determined that our preferred stock investment in American WholeHealth, Inc. had suffered a decline in value that was other than temporary. As a result, we recognized a $10 million pre-tax loss in fiscal year 2000 associated with the writeoff of this investment. Investment and other income for fiscal year 1999 consists primarily of interest income earned on a short-term corporate bond portfolio and a prime money market portfolio.

Income Taxes

Our effective tax rate on income from continuing operations was approximately 40.0%, 44.6%, and 39.0% for fiscal years 2001, 2000 and 1999, respectively. Our effective tax rate for fiscal year 2000 reflects the capital loss associated with the writeoff of our $10 million investment in American WholeHealth, Inc. and a corresponding valuation allowance that was established on the related deferred tax asset. Excluding the impact of this investment loss, our effective rate on income from continuing operations for fiscal year 2000 was approximately 39.5%. At September 30, 2001, we had net operating loss carryforwards totaling approximately $46 million. We consider it more likely than not that all net operating loss carryforwards will be utilized.

Equity in Losses of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over the investee. Equity in losses of unconsolidated affiliates for fiscal year 2001 totaled approximately $5.6 million and consisted primarily of the writedown of our investment in Gaiam.com to its estimated fair value and our share of Gaiam.com losses. During fiscal year 2001, we determined that our investment in Gaiam.com had suffered a decline in value that was other than temporary due to lower market valuations of Internet-related companies. As a result, we recognized a loss of approximately $5.5 million to reduce our investment in Gaiam.com to its estimated fair value. Equity in losses of unconsolidated affiliates for fiscal year 2000 totaled approximately $14.1 million and consisted primarily of our share of WholePeople.com Internet operations losses, including WholePeople.com's investment losses on Internet-related preferred and common stock investments totaling approximately $12.4 million.

Discontinued Operations

In November 2000, the Company adopted a formal plan to sell the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business has been accounted for and presented as discontinued operations in the consolidated financial statements. In fiscal year 2000, we recorded a loss on disposition of the NatureSmart business totaling approximately $24 million, representing the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal, and estimated loss from operations of the discontinued business through the expected date of disposition, net of income taxes. In May 2001, we completed the sale of all of our interest in NatureSmart for approximately $28 million in cash. Subsequent to the end of the fiscal year, we completed the sale of the facility in Thornton, Colorado that was used by NatureSmart for approximately $15 million in cash. The gain on disposal of approximately $16.2 million in fiscal year 2001 consists primarily of proceeds from these sales in excess of the amounts previously estimated and a reduction in the estimated future liabilities of the discontinued operations, net of taxes. Net loss from discontinued operations in fiscal year 2000 was approximately $9.4 million. Net income from discontinued operations in fiscal year 1999 was approximately $2.1 million.

Business Combinations

In February 2000, we acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in the Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill totaling approximately $23.9 million, which has been amortized on a straight-line basis over 20 years since date of acquisition.

In April 1999, we acquired the outstanding stock of Nature's Heartland, Inc., which operated four natural foods supermarkets in the greater Boston metropolitan area, in exchange for approximately $24.5 million in cash. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill of approximately $13.5 million, which has been amortized on a straight-line basis over 40 years since date of acquisition.

Subsequent to the end of fiscal year 2001, we completed the acquisition of certain assets of Harry's Farmer's Markets, Inc., in exchange for approximately $35 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry's Farmers Market trade name, distribution center and other support and office facilities. This transaction will be accounted for using the purchase method. Accordingly, the purchase price will be allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired will be recorded as goodwill.

Quarterly Results

The first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks and the fourth quarter consists of 12 or 13 weeks. Fiscal year 2001 is a 53-week year with the fourth quarter consisting of 13 weeks. Fiscal year 2000 is a 52-week year with the fourth quarter consisting of 12 weeks. Because the first quarter is longer than the remaining quarters and contains both the Thanksgiving and Christmas holidays, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years.

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 30, 2001 and September 24, 2000 (in thousands except per share data):

                                                                      First       Second        Third        Fourth
                                                                    Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
2001

Sales                                                              $643,435     $516,660     $535,584      $576,552
Gross profit                                                        220,518      180,521      187,717       200,998
Income from continuing operations                                    15,044       14,919       16,120         5,564
Net income                                                           15,044       27,223       16,120         9,493
Basic earnings per share:
    From continuing operations                                         0.28         0.28         0.30          0.10
    Net income                                                         0.28         0.51         0.30          0.17
Diluted earnings per share:
    From continuing operations                                         0.27         0.27         0.29          0.10
    Net income                                                         0.27         0.49         0.29          0.17

2000

Sales                                                              $532,626     $425,113     $442,557      $438,334
Gross profit                                                        179,592      147,542      153,914       152,486
Income (loss) from continuing operations                             12,050       12,739       13,394        (9,256)
Net income (loss)                                                    11,457       12,739       13,394       (42,421)
Basic earnings (loss) per share:
    From continuing operations                                         0.23         0.24         0.26        (0.18)
    Net income (loss)                                                  0.22         0.24         0.26        (0.81)
Diluted earnings (loss) per share:
    From continuing operations                                         0.22         0.24         0.25        (0.18)
    Net income (loss)                                                  0.21         0.24         0.25        (0.81)
-------------------------------------------------------------------------------------------------------------------

Net income for the fourth quarter of fiscal year 2001 includes a writedown of our investments in Gaiam.com totaling approximately $5.5 million in continuing operations and a gain on disposal of approximately $3.9 million related to the sale of the NatureSmart business.

Liquidity and Capital Resources

We generated cash from operating activities of approximately $173.0 million, $124.2 million and $116.6 million in fiscal years 2001, 2000 and 1999, respectively. Cash flows from operating activities resulted primarily from our net income less non-cash expenses and changes in operating working capital.

On March 1, 2001, we amended our bank credit agreement to increase our revolving line of credit to $220 million through June 28, 2003. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At September 30, 2001, approximately $90.0 million was drawn and approximately $126.3 million was available under the agreement. At September 24, 2000, approximately $137.0 million was drawn and approximately $54.1 million was available under the agreement. At November 30, 2001, approximately $102.0 million was drawn and approximately $114.3 million was available under the agreement. The average interest rate on amounts outstanding under this agreement at September 30, 2001 was approximately 4.63%. We have outstanding zero coupon convertible subordinated debentures having a carrying amount of approximately $137.6 million at September 30, 2001. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount to such dates. We also have outstanding at September 30, 2001 approximately $28.6 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. During fiscal years 2000 and 1999, we repurchased 858,000 and 1,216,000 shares, respectively, of our common stock for an aggregate cost of approximately $13.5 million and $18.9 million, respectively. Net cash used in financing activities was approximately $30.2 million in fiscal year 2001. Net cash provided by financing activities, primarily borrowings on our line of credit, was approximately $77.9 million and $36.4 million in fiscal years 2000 and 1999, respectively.

Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. We estimate that cash requirements to open a new store will range from approximately $2 million to $16 million, after giving effect to any landlord construction allowance. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of November 30, 2001, we had signed leases for 20 stores averaging approximately 35,000 square feet in size. We expect to open or acquire approximately 15 to 20 stores per year, including relocations of existing stores, in each of the next two fiscal years. We will incur additional capital expenditures in fiscal year 2002 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. On October 31, 2001, we completed the acquisition of the three Harry's Farmer's Markets perishables superstores in Atlanta, Georgia in exchange for approximately $35 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $156.9 million, $180.7 million and $159.8 million in fiscal years 2001, 2000 and 1999, respectively. We expect that planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations and long-term debt. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. We adopted SFAS No. 133 in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 did not have any financial accounting effect on our consolidated financial statements.

The FASB issued SFAS No. 141, "Business Combinations," in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted SFAS No. 141 effective the beginning of the fourth quarter of fiscal year 2001. The adoption of SFAS No. 141 did not have any financial accounting effect on our consolidated financial statements.

The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of SFAS No. 142 will be recorded as a charge to current period earnings. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and must be applied as of the beginning of a fiscal year. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. We adopted the provisions of SFAS No. 142, including the provisions for nonamortization of goodwill, on October 1, 2001. Pre-tax goodwill amortization was approximately $3.1 million, $2.2 million and $1.3 million during fiscal years 2001, 2000 and 1999, respectively. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an annual increase in net income of approximately $1.9 million, or approximately $.03 per share, in fiscal year 2002. We are evaluating the transitional goodwill impairment provisions of SFAS No. 142 but currently do not expect the adoption of these to have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. We will adopt SFAS No. 143 in the first quarter of fiscal year 2003. We are evaluating the impact of the adoption of SFAS No. 143 on our consolidated financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. We will adopt SFAS No. 144 in the first quarter of fiscal year 2003. We are evaluating the impact of the adoption of SFAS No. 144 on our consolidated financial statements.

Disclaimer on Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition and changes in government regulation. For a discussion of these and other risks and uncertainties that may affect our business, please see "Item 1. Business - Additional Factors That May Affect Future Results." The Company does not undertake any obligation to update forward-looking statements.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes and changes in the market value of our investments. We are not a party to any derivative arrangement and do not use financial instruments for trading or other speculative purposes. The impact of foreign exchange fluctuations on our foreign subsidiary is not material.

Interest Rate Risk. We are exposed to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we attempt to manage our exposures through ongoing evaluation of the composition of our long-term debt.

Our line-of-credit borrowings do not give rise to significant fair value risk because these borrowings have revolving maturities of less than three months. At September 30, 2001, approximately $90 million was outstanding under our line of credit agreement at an average interest rate of approximately 4.63%. A 100 basis point change in interest rate would affect interest expense on the line of credit borrowings by approximately $900,000 on an annual basis based on the outstanding balance at September 30, 2001. At September 24, 2000 approximately $137 million was outstanding under our line of credit agreement at an average interest rate of approximately 7.73%. Our senior unsecured notes and subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by changes in market interest rates. The senior unsecured notes bear interest at a fixed rate of 7.29% and have an outstanding balance of $28.6 million and $34.3 million at September 30, 2001 and September 24, 2000, respectively. At September 30, 2001 and September 24, 2000, the estimated fair value of the senior notes exceeded the carrying amount by approximately $1.8 million and $260,000, respectively. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and an outstanding balance of approximately $137.6 million and $130.8 million at September 30, 2001 and September 24, 2000, respectively. At September 30, 2001 and September 24, 2000, the carrying amount of the convertible debentures exceeded the estimated fair value by approximately $630,000 and $9.6 million, respectively. Should interest rates increase or decrease, the estimated fair values of the senior notes and the zero coupon subordinated debentures would decrease or increase accordingly.

Investment Risk. We have investments in both common and preferred equity securities of Gaiam.com, a non-public Internet company, for business and strategic purposes. These investments are accounted for using the equity method. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. During fiscal year 2001, we determined that these investments had suffered declines in value that were other than temporary due to lower market valuations of Internet-related companies. As a result, we recognized losses totaling approximately $5.5 million to reduce our investments in Gaiam.com to their estimated fair values of approximately $3.5 million. At September 30, 2001 we also have a marketable equity investment in Gaiam, Inc. totaling approximately $1.2 million. Gaiam, Inc. common stock is traded on the Nasdaq Stock Market (symbol: GAIA).

Item 8. Consolidated Financial Statements and Supplementary Data

   Whole Foods Market, Inc.
   Index to Consolidated Financial Statements


                                                                                                              Page
                                                                                                             Number
   ----------------------------------------------------------------------------------------------------------------
   Independent Auditors' Reports                                                                              26
   Consolidated Balance Sheets at September 30, 2001 and September 24, 2000                                   28
   Consolidated Statements of Operations for the fiscal years ended September 30, 2001,
     September 24, 2000 and September 26, 1999                                                                29
   Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
     fiscal years ended September 30, 2001, September 24, 2000 and September 26, 1999                         30
   Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2001,
     September 24, 2000 and September 26, 1999                                                                31
   Notes to Consolidated Financial Statements                                                                 32
   ----------------------------------------------------------------------------------------------------------------

   No schedules are required.

Whole Foods Market, Inc.
Independent Auditors' Report

The Board of Directors
Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheet of Whole Foods Market, Inc. and subsidiaries ("Company") as of September 30, 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whole Foods Market, Inc. and subsidiaries as of September 30, 2001 and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United.

/s/ Ernst & Young LLP
Austin, Texas
November 14, 2001

Whole Foods Market, Inc.
Independent Auditors' Report

The Board of Directors
Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheet of Whole Foods Market, Inc. and subsidiaries ("Company") as of September 24, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the fiscal years in the two year period ended September 24, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whole Foods Market, Inc. and subsidiaries as of September 24, 2000 and the results of their operations and their cash flows for each of the fiscal years in the two year period ended September 24, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in fiscal year 2000.

/s/ KPMG LLP
Austin, Texas
November 21, 2000

Whole Foods Market, Inc.
Consolidated Balance Sheets
(in thousands)
September 30, 2001 and September 24, 2000

Assets

                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                         $     1,843                   395
Trade accounts receivable                                                              24,039                21,836
Merchandise inventories                                                                98,616                93,858
Prepaid expenses and other current assets                                              11,693                 8,883
Deferred income taxes                                                                   8,549                 5,740
-------------------------------------------------------------------------------------------------------------------
   Total current assets                                                               144,740               130,712
Property and equipment, net of accumulated depreciation and amortization              542,986               468,678
Long-term investments                                                                   4,706                 9,632
Acquired leasehold rights, net of accumulated amortization                             15,648                13,753
Excess of cost over net assets acquired, net of accumulated amortization               67,258                69,867
Deferred income taxes                                                                  20,287                22,934
Other assets, net of accumulated amortization                                          15,171                15,703
Net assets of discontinued operations                                                  18,375                29,120
-------------------------------------------------------------------------------------------------------------------
                                                                                  $   829,171               760,399
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations              $     5,944                 7,884
Trade accounts payable                                                                 50,468                49,985
Accrued payroll, bonuses and team member benefits                                      41,265                37,534
Other accrued expenses                                                                 58,659                47,238
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                          156,336               142,641
Long-term debt and capital lease obligations, less current installments               250,705               298,070
Deferred rent liabilities                                                              11,653                10,801
Other long-term liabilities                                                             1,120                 1,730
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                  419,814               453,242
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 100,000 shares authorized, 55,114 and 54,445 shares issued, 54,770 and 52,932
     shares outstanding in 2001 and 2000, respectively                                251,679               235,648
Common stock in treasury, at cost                                                      (5,369)              (23,688)
Accumulated other comprehensive income                                                    (30)                    -
Retained earnings                                                                     163,077                95,197
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            409,357               307,157
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------------------------------
                                                                                  $   829,171               760,399
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
Fiscal years ended September 30, 2001, September 24, 2000 and September 26, 1999


                                                                            2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
Sales                                                               $  2,272,231        1,838,630         1,492,519
Cost of goods sold and occupancy costs                                 1,482,477        1,205,096           985,000
-------------------------------------------------------------------------------------------------------------------
   Gross profit                                                          789,754          633,534           507,519
Selling, general and administrative expenses                             652,974          516,418           420,094
Pre-opening and relocation costs                                           8,539           10,497             5,914
Amortization expense                                                       7,098            5,926             3,507
Store closure and asset disposal costs                                     9,425                -             5,940
-------------------------------------------------------------------------------------------------------------------
   Operating income                                                      111,718          100,693            72,064
Other income (expense):
Interest expense                                                         (17,891)         (15,093)           (8,248)
Investment and other income (loss)                                         1,628           (8,015)            1,800
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes and
     equity in losses of unconsolidated affiliates                        95,455           77,585            65,616
Provision for income taxes                                                38,182           34,584            25,590
Equity in losses of unconsolidated affiliates                              5,626           14,074                 -
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before cumulative
     effect of change in accounting principle                             51,647           28,927            40,026
Discontinued operations:
   Income (loss) from discontinued operations, net of income taxes             -           (9,415)            2,129
   Gain (loss) on disposal, net of income taxes                           16,233          (23,968)                -
-------------------------------------------------------------------------------------------------------------------
   Income (loss) before cumulative effect of change
     in accounting principle                                              67,880           (4,456)           42,155
   Cumulative effect of change in accounting principle,
     net of income taxes                                                       -             (375)                -
-------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                $     67,880           (4,831)           42,155
-------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share:
   Income from continuing operations before cumulative
     effect of change in accounting principle                       $       0.96             0.55              0.76
   Income (loss) from discontinued operations, net of income taxes          0.30            (0.63)             0.04
   Cumulative effect of change in accounting principle,
     net of income taxes                                                       -            (0.01)                -
-------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                $       1.26            (0.09)             0.80
-------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding                                    53,664           52,248            52,748
-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
   Income from continuing operations before cumulative
     effect of change in accounting principle                       $       0.92             0.53              0.73
   Income (loss) from discontinued operations, net of income taxes             -            (0.61)             0.04
   Cumulative effect of change in accounting principle,
     net of income taxes                                                    0.29            (0.01)                -
-------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                $       1.21            (0.09)             0.77
-------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding, diluted basis                     56,185           54,370            54,892
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (in thousands)
Fiscal years ended September 30, 2001, September 24, 2000 and
September 26, 1999

                                                                              Accumulated
                                                                Common           Other                       Total
                                        Shares      Common     Stock in      Comprehensive   Retained    Shareholders'
                                      Outstanding    Stock     Treasury      Income (Loss)   Earnings       Equity
-------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1998           53,000   $  219,189          -            211        57,873        277,273
-------------------------------------------------------------------------------------------------------------------
Net income                                    -            -          -              -        42,155         42,155
Change in unrealized gain (loss)
   on investments, net of income taxes        -            -          -           (211)            -           (211)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                          -            -          -           (211)       42,155         41,944
Issuance of common stock                    972        7,049          -              -             -          7,049
Purchase of treasury stock               (1,216)           -    (18,939)             -             -        (18,939)
Tax benefit related to exercise of
   team member stock options                  -        3,893          -              -             -          3,893
-------------------------------------------------------------------------------------------------------------------
Balances at September 26, 1999           52,756      230,131    (18,939)             -       100,028        311,220
-------------------------------------------------------------------------------------------------------------------
Net and comprehensive loss                    -            -          -              -        (4,831)        (4,831)
Issuance of common stock                    472        1,247          -              -             -          1,247
Issuance of common stock from treasury      562            -      8,785              -             -          8,785
Purchase of treasury stock                 (858)           -    (13,534)             -             -        (13,534)
Tax benefit related to exercise of
   team member stock options                  -        4,541          -              -             -          4,541
Other                                         -         (271)         -              -             -           (271)
-------------------------------------------------------------------------------------------------------------------
Balances at September 24, 2000           52,932      235,648    (23,688)             -        95,197        307,157
-------------------------------------------------------------------------------------------------------------------
Net income                                    -            -          -              -        67,880         67,880
Foreign currency translation adjustment,
   net of income taxes                        -            -          -            (30)            -            (30)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                          -            -          -            (30)       67,880         67,850
Issuance of common stock                    668        4,860          -              -             -          4,860
Issuance of common stock from treasury    1,170            -     18,319              -             -         18,319
Tax benefit related to exercise of
   team member stock options                  -        9,211          -              -             -          9,211
Other                                         -        1,960          -              -             -          1,960
-------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2001           54,770   $  251,679     (5,369)           (30)      163,077        409,357
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows
(in thousands)
Fiscal years ended September 30, 2001, September 24, 2000 and September 26, 1999

                                                                            2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations                                      $  51,647           28,927            40,026
Adjustments to reconcile income from continuing operations
   to net cash provided by operating activities:
     Depreciation and amortization                                        78,823           63,892            49,627
     Loss on disposal of fixed assets                                      1,917            2,574             1,174
     Store closure and asset disposal costs                                9,425                -             5,940
     Deferred income tax expense (benefit)                                  (834)             866             4,945
     Change in LIFO reserve                                                3,554             (136)              834
     Rent differential                                                       852            1,426             1,443
     Tax benefit related to exercise of team member stock options          9,211            4,541             3,893
     Interest accretion on long-term debt                                  6,828            6,367             6,058
     Equity in losses of unconsolidated affiliates                         5,626           14,074                 -
     Impairment loss on long-term investments                                  -           10,000                 -
     Lease termination and other merger accrual payments                    (596)            (648)           (2,169)
     Net change in current assets and liabilities:
       Trade accounts receivable                                          (2,203)          (3,735)           (5,483)
       Merchandise inventories                                            (8,312)         (16,648)           (7,874)
       Prepaid expenses and other current assets                          (2,810)              16            (5,806)
       Trade accounts payable                                                483            2,446            13,220
       Accrued payroll, bonuses and team member benefits                   3,731            8,040             2,984
       Other accrued expenses                                             15,694            2,207             7,758
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                             173,036          124,209           116,570
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Acquisition of property and equipment                                    (49,009)         (41,671)          (53,496)
Development costs of new store locations                                (103,896)        (110,864)          (80,976)
Acquisition of intangible assets                                          (4,023)          (1,086)           (3,997)
Purchase of marketable securities and other long-term investments              -                -           (23,600)
Proceeds from sale of marketable securities                                    -                -            26,808
Payment for purchase of acquired entities, net of cash acquired                -          (25,700)          (24,500)
Other investing activities                                                     -           (1,386)                -
-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                (156,928)        (180,707)         (159,761)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from long-term borrowings                                    25,000           88,000            49,000
Payments on long-term debt and capital lease obligations                 (78,383)          (6,625)             (673)
Issuance of common stock                                                  23,179           10,032             7,049
Purchase of treasury stock                                                     -          (13,534)          (18,939)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                   (30,204)          77,873            36,437
-------------------------------------------------------------------------------------------------------------------
Cash flows from discontinued operations
   Net cash provided by (used in) discontinued operations                 15,544          (24,562)          (23,312)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       1,448           (3,187)          (30,066)
Cash and cash equivalents at beginning of year                               395            3,582            33,648
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $   1,843              395             3,582
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information
Interest and income taxes paid:

   Interest                                                            $  11,108           11,185             3,245
-------------------------------------------------------------------------------------------------------------------
   Federal and state income taxes                                      $  29,021           30,661            21,159
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements
Fiscal years ended September 30, 2001, September 24, 2000 and September 26, 1999

(1) Company

Whole Foods Market, Inc. owns and operates the country's largest chain of natural and organic foods supermarkets. Our Company mission is to improve the health, well-being, and healing of both people and of the planet. To achieve this mission, we plan to continue to expand our retail operations to offer the highest quality and most nutritious foods to more and more customers, helping them to live healthier and more vital lives. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last twenty-one years. We opened our first store in Austin, Texas in 1980 and as of September 30, 2001, we operated 126 stores in 23 states plus the District of Columbia.

The consolidated financial statements include the accounts of Whole Foods Market, Inc. and its subsidiaries ("Company"). All significant majority-owned subsidiaries are consolidated on a line-by-line basis. All significant intercompany accounts and transactions are eliminated upon consolidation.

(2) Summary of Significant Accounting Policies
Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2001 is a 53-week year and fiscal years 2000 and 1999 are 52-week years.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Investments

We account for investments in affiliated entities in which we have the ability to exercise significant influence, but not control, of an investee (generally an ownership interest of the voting stock of between 20% and 50%) using the equity method of accounting. Accordingly, our share of the investee's earnings or loss is included on the accompanying consolidated statements of operations in "Equity in losses of unconsolidated affiliates." Our investments in equity-method investees are included on the accompanying consolidated balance sheets in "Long-term investments." The portion of our investment in an equity-method investee that exceeds our share of the net assets of the investee, if any, is amortized as a reduction to income (currently over a period of five years). The excess cost amount is included in " Long-term investments" on the accompanying consolidated balance sheets.

We classify as available-for-sale our investments in equity securities that have readily determinable fair values and are not accounted for under the equity method and our investments in debt securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established.

All other investments have been accounted for under the cost method of accounting.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of notes payable to banks approximates fair value due to variable interest rates charged on these notes. Marketable securities are stated at fair value with unrealized gains and losses included as a component of shareholders' equity until realized. The fair value of long-term investments accounted for under the cost method is estimated, where practicable, based on prices recently paid for shares in those companies.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The fair value of convertible subordinated debentures is estimated using quoted market prices. The fair value of senior unsecured notes is estimated by discounting the future cash flows at the rates currently available to us for similar debt instruments of comparable maturities. Carrying amounts and fair values of our financial instruments other than those for which carrying amounts approximate fair values as noted above are as follows (in thousands):

                                                                           2001                       2000
                                                                  -----------------------    ----------------------
                                                                   Carrying         Fair      Carrying       Fair
                                                                    Amount          Value      Amount        Value
-------------------------------------------------------------------------------------------------------------------
Convertible subordinated debentures                               $ 137,615      136,987       130,787       121,207
Senior unsecured notes                                               28,572       30,342        34,286        34,545
-------------------------------------------------------------------------------------------------------------------

Inventories

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out ("LIFO") method. The manufactured inventories of Allegro Coffee Company are determined by the first-in, first-out ("FIFO") method. The excess of estimated current costs over LIFO carrying value was approximately $8.0 million and $4.5 million at September 30, 2001 and September 24, 2000, respectively. Balances of inventories are as follows (in thousands):

                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Manufactured inventories:
   Raw materials                                                                   $    1,508                 1,499
   Finished goods                                                                         419                   363
-------------------------------------------------------------------------------------------------------------------
     Total manufactured inventories                                                     1,927                 1,862
-------------------------------------------------------------------------------------------------------------------
Other inventories, net of LIFO reserve                                                 96,689                91,996
-------------------------------------------------------------------------------------------------------------------
                                                                                   $   98,616                93,858
-------------------------------------------------------------------------------------------------------------------

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally 3 to 15 years) using the straight-line method. We provide amortization of leasehold improvements on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently.

Acquired Leasehold Rights

We amortize acquired leasehold rights to rent expense over the remaining lease term using the straight-line method. Accumulated amortization of acquired leasehold rights at September 30, 2001 and September 24, 2000 totaled approximately $4.2 million and $3.1 million, respectively.

Excess of Cost Over Net Assets Acquired

We have amortized the excess of cost over net assets acquired over 20 to 40 years using the straight-line method. Accumulated amortization of excess of cost over net assets acquired at September 30, 2001 and September 24, 2000 totaled approximately $13.1 million and $10.5 million, respectively. We evaluate the carrying value of the excess of cost over net assets acquired periodically in relation to such factors as the occurrence of a significant event, the operating performance of each acquired subsidiary and the estimated future undiscounted cash flows of the underlying business. If the sum of the estimated future undiscounted cash flows is less than the carrying value of the excess of cost over net assets acquired, an impairment charge is recognized for the difference.

Other Assets

Other assets include non-competition agreements, deposits and certain costs associated with the issuance of debt. Non-competition agreements and debt issuance costs are amortized over the life of the related agreement using the straight-line method. Accumulated amortization included in other assets at September 30, 2001 and September 24, 2000 totaled approximately $3.7 million and $7.3 million, respectively.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

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

Pre-opening and Relocation Costs

Pre-opening costs, which include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations, are expensed as incurred. We adopted SOP 98-5 "Reporting on the Costs of Start-up Activities" effective the beginning of the first quarter of fiscal year 2000. In fiscal year 1999 and prior years, we capitalized pre-opening costs and expensed such amounts in the quarter of the location opening. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 we reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999. The adoption of SOP 98-5 did not have a material impact on our consolidated financial statements. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs, other costs associated with replaced facilities and other related expenses.

Advertising

We charge advertising costs to expense as incurred. Advertising and marketing expense related to continuing operations for fiscal years 2001, 2000 and 1999 was approximately $12.1 million, $11.2 million and $10.4 million, respectively.

Income Taxes

We use the asset and liability approach which accounts for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets and liabilities are adjusted in continuing operations to reflect changes in tax laws or rates in the period that includes the enactment date.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," we continue to apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant

Stock Split

On June 4, 2001 the Company effected a 2-for-1 stock split of the Company's common stock in the form of a 100% stock dividend. All applicable share and per share information has been retroactively restated in these consolidated financial statements to reflect the stock split.

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

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

Foreign Currency Translation

The Company's international operations use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Segment Information

We operate in one reportable segment, natural foods supermarkets. We currently have one store in development in Toronto, Canada. All of our remaining operations are domestic.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. We use estimates when accounting for depreciation and amortization, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, income taxes, reorganization reserves, disposal of discontinued operations and contingencies.

Reclassifications

Where appropriate, we have reclassified prior years' financial statements to conform to current year presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as assets or liabilities measured at fair value and is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value, variable cash flow, or foreign currency of a recognized asset or liability or certain other transactions and firm commitments. We adopted SFAS No. 133 in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 did not have any financial accounting effect on our consolidated financial statements.

The FASB issued SFAS No. 141, "Business Combinations," in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted SFAS No. 141 effective the beginning of the fourth quarter of fiscal year 2001. The adoption of SFAS No. 141 did not have any financial accounting effect on our consolidated financial statements.

The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of SFAS No. 142 will be recorded as a charge to current period earnings. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and must be applied as of the beginning of a fiscal year. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. We adopted the provisions of SFAS No. 142, including the provisions for nonamortization of goodwill, on October 1, 2001. Pre-tax goodwill amortization was approximately $3.1 million, $2.2 million and $1.3 million during fiscal years 2001, 2000 and 1999, respectively. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an annual increase in net income of approximately $1.9 million, or approximately $.03 per share, in fiscal year 2002. We are evaluating the transitional goodwill impairment provisions of SFAS No. 142 but currently do not expect the adoption of these to have a material impact on our consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. We will adopt SFAS No. 143 in the first quarter of fiscal year 2003. We are evaluating the impact of the adoption of SFAS No. 143 on our consolidated financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. We will adopt SFAS No. 144 in the first quarter of fiscal year 2003. We are evaluating the impact of the adoption of SFAS No. 144 on our consolidated financial statements.

(3) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Land                                                                               $    9,730                 9,730
Buildings and leasehold improvements                                                  398,069               322,246
Fixtures and equipment                                                                380,195               282,130
Construction in progress and equipment not yet in service                              26,969                60,844
-------------------------------------------------------------------------------------------------------------------
                                                                                      814,963               674,950
Less accumulated depreciation and amortization                                        271,977               206,272
-------------------------------------------------------------------------------------------------------------------
                                                                                   $  542,986               468,678
-------------------------------------------------------------------------------------------------------------------

Depreciation and amortization expense related to property and equipment totaled approximately $70.8 million, $57.1 million and $44.9 million for fiscal years 2001, 2000 and 1999, respectively. Property and equipment includes approximately $2.1 million, $2.3 million and $1.8 million of interest capitalized during fiscal years 2001, 2000 and 1999, respectively.

(4) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Obligations under capital lease agreements for equipment,
   due in monthly installments through 2005                                        $      220                   800
Notes payable to banks                                                                 90,000               137,000
Senior unsecured notes                                                                 28,572                34,286
Convertible debentures, including accreted interest                                   137,615               130,787
Other notes payable                                                                       242                 3,081
-------------------------------------------------------------------------------------------------------------------
                                                                                      256,649               305,954
Less current installments                                                               5,944                 7,884
-------------------------------------------------------------------------------------------------------------------
                                                                                   $  250,705               298,070
-------------------------------------------------------------------------------------------------------------------

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

On March 1, 2001, we amended our bank credit agreement to increase our revolving line of credit to $220 million through June 28, 2003. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. At September 30, 2001 and September 24, 2000, we were in compliance with the debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At September 30, 2001, approximately $90 million was drawn and at September 24, 2000, approximately $137 million was drawn under the agreement. The average interest rate on amounts outstanding under this agreement at September 30, 2001 was approximately 4.63%. The amounts available to the Company under this line of credit were effectively reduced by outstanding letters of credit totaling approximately $3.7 million and $3.9 million at September 30, 2001 and September 24, 2000, respectively.

During the second quarter of fiscal year 1998, we issued a private offering under Rule 144A of the Securities Act of 1933, as amended, of zero coupon convertible subordinated debentures with no sinking fund requirement and a scheduled maturity date of March 2, 2018. The debentures were subsequently registered. The offering resulted in gross proceeds to the Company of approximately $115 million. The issue price of the debentures results in an effective yield to maturity of 5 percent. The principal amount of the debentures at maturity is approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 2.660 shares per $1,000 principal amount at maturity, initially representing a conversion price of approximately $35 per share of common stock, or approximately 3,286,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. Subsequent to March 2, 2003, at our option, we may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

We also have outstanding approximately $28.6 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios as defined in the agreement. At September 30, 2001 and September 24, 2000, we were in compliance with the debt covenants.

(5) Leases

The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal at various dates from 2002 to 2040. Rental expense charged to operations under operating leases for fiscal years 2001, 2000 and 1999 totaled approximately $57.3 million, $47.1 million and $38.4 million, respectively. Minimum rental commitments required by all noncancelable leases are approximately as follows (in thousands):

                                                   Capital             Operating
--------------------------------------------------------------------------------
2002                                                $  176            $   61,491
2003                                                    25                64,054
2004                                                    25                62,535
2005                                                     4                60,789
2006                                                     -                59,175
Future years                                             -               529,648
----------------------------------------------------------            ----------
                                                       230            $  837,692
                                                                      ----------
Less amounts representing interest                      10
----------------------------------------------------------
                                                       220

Less current installments                              171
----------------------------------------------------------
                                                    $   49
--------------------------------------------------------------------------------

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

Minimum rentals for operating leases do not include certain amounts of contingent rentals that may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During fiscal years 2001, 2000 and 1999, we paid contingent rentals of approximately $2.7 million, $2.2 million and $2.0 million, respectively. Certain officers of the Company own approximately 13% of a business that leases facilities from the Company under a lease that commenced in fiscal year 1995. Rental income from this lease totaled approximately $0.4 million during fiscal years 2001, 2000 and 1999.

(6) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

                                                                   2001                  2000                  1999
-------------------------------------------------------------------------------------------------------------------
Current federal income tax                                   $   32,372                27,249                15,834
Current state income tax                                          6,644                 6,469                 4,811
-------------------------------------------------------------------------------------------------------------------
Total current tax                                                39,016                33,718                20,645
-------------------------------------------------------------------------------------------------------------------
Deferred federal income tax                                        (397)                  560                 4,620
Deferred state income tax                                          (437)                  306                   325
-------------------------------------------------------------------------------------------------------------------
Total deferred tax                                                 (834)                  866                 4,945
-------------------------------------------------------------------------------------------------------------------
Total income tax expense                                     $   38,182                34,584                25,590
-------------------------------------------------------------------------------------------------------------------

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

                                                                   2001                  2000                  1999
-------------------------------------------------------------------------------------------------------------------
Federal tax based on statutory rates                         $   33,409                27,154                22,966
Increase (reduction) in income taxes resulting from:
   Non-deductible amortization of cost in excess
     of net assets acquired                                         337                   536                   389
   Increase in valuation allowance                                  223                 3,950                     -
   Deductible state income taxes                                 (2,172)               (2,371)               (1,797)
   Other, net                                                       178                (1,460)               (1,104)
-------------------------------------------------------------------------------------------------------------------
Total federal taxes                                              31,975                27,809                20,454
State income taxes                                                6,207                 6,775                 5,136
-------------------------------------------------------------------------------------------------------------------
Total income tax expense                                     $   38,182                34,584                25,590
-------------------------------------------------------------------------------------------------------------------

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Compensated absences, principally due to financial reporting accrual             $   8,553                 6,794
   Inventories, principally due to additional costs inventoried
     for tax purposes                                                                   2,111                 1,377
   Lease termination and other merger accruals                                            996                   991
   Rent differential, principally due to financial
     reporting of pro rata expense                                                      5,074                 4,683
   Net operating loss carryforwards                                                    18,444                19,164
   Capital loss carryforwards                                                           8,940                 7,153
   Other                                                                                   19                    28
-------------------------------------------------------------------------------------------------------------------
   Gross deferred tax assets                                                           44,137                40,190
   Valuation allowance                                                                 (8,940)               (7,153)
-------------------------------------------------------------------------------------------------------------------
                                                                                       35,197                33,037
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Financial basis of fixed assets in excess of tax basis                              (4,753)               (2,049)
   Capitalized costs expensed for tax purposes                                         (1,222)               (1,728)
   Other                                                                                 (386)                 (586)
-------------------------------------------------------------------------------------------------------------------
                                                                                       (6,361)               (4,363)
-------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                              $  28,836                28,674
-------------------------------------------------------------------------------------------------------------------

Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows:

                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Currrent assets                                                                     $   8,549                 5,740
Noncurrent assets                                                                      20,287                22,934
-------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                              $  28,836                28,674
-------------------------------------------------------------------------------------------------------------------

We have provided a valuation allowance of approximately $8.9 million for deferred tax assets associated with capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by approximately $1.7 million in fiscal year 2001 primarily due to additional capital losses. Management believes that it is more likely than not that we will fully realize the remaining deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations. As of September 30, 2001, we had tax net operating loss carryforwards totaling approximately $46 million that will expire in 2020.

(7) Business Combinations
Natural Abilities

In February 2000, we acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in the Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill totaling approximately $23.9 million, which has been amortized on a straight-line basis over 20 years since date of acquisition.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

Nature's Heartland

In April 1999, we acquired the outstanding stock of Nature's Heartland, Inc., which operated four natural foods supermarkets in the greater Boston metropolitan area, in exchange for approximately $24.5 million in cash. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill of approximately $13.5 million, which has been amortized on a straight-line basis over 40 years since date of acquisition.

(8) Investments in Internet-related Operations

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

We have accounted for our investment in Gaiam.com common stock using the equity method and have recognized losses of Gaiam.com in proportion to our ownership percentage. During fiscal year 2001, we determined that our investment in Internet-related operations had suffered a decline in value that was other than temporary due to lower market valuations of such companies. As a result, we recognized a loss of approximately $5.5 million to reduce our investment in Gaiam.com to its estimated fair value of approximately $3.5 million as of September 30, 2001. This loss is included in the accompanying consolidated statements of operations in "Equity in losses of unconsolidated affiliates."

During fiscal year 2000, we determined that our preferred stock investment in American WholeHealth, Inc. had suffered a decline in value that was other than temporary. As a result, we recognized a $10 million pre-tax loss in fiscal year 2000 associated with the writeoff of this investment. This loss is included in "Investment and Other Income (Loss)" in the accompanying consolidated statements of operations.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

(9) Discontinued Operations

In November 2000, the Company adopted a formal plan to sell the NatureSmart business of manufacturing and direct marketing of nutritional supplements. The NatureSmart business has been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. The loss on disposition of the NatureSmart business reported at September 24, 2000 included the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal and the estimated loss from operations of the discontinued business through the expected date of disposition, net of taxes.

In May 2001, we completed the sale of all of our interest in NatureSmart for approximately $28 million in cash. On November 20, 2001 we completed the sale of the facility in Thornton, Colorado that was used by NatureSmart for approximately $15 million in cash. The gain on disposal in fiscal year 2001 consists primarily of proceeds from these sales in excess of amounts previously estimated and a reduction in the estimated future liabilities of the discontinued operations, net of taxes.

The assets and liabilities related to discontinued operations, which have been reflected on a net basis on the consolidated balance sheets, are summarized as follows (in thousands):

                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Current assets                                                                     $        -                11,392
Long-term assets                                                                       18,375                29,187
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                        18,375                40,579
-------------------------------------------------------------------------------------------------------------------
Current liabilities                                                                         -                11,459
Long-term liabilities                                                                       -                     -
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                        -                11,459
-------------------------------------------------------------------------------------------------------------------
Net assets of discontinued operations                                              $   18,375                29,120
-------------------------------------------------------------------------------------------------------------------

Summary statements of operations data for discontinued operations follows (in thousands):

                                                                   2001                  2000                  1999
-------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations:
   Operating income (loss)                                   $        -               (14,587)                2,945
   Provision (benefit) for income taxes                               -                (5,172)                  816
-------------------------------------------------------------------------------------------------------------------
   Income (loss) from discontinued operations, net of taxes           -                (9,415)                2,129
-------------------------------------------------------------------------------------------------------------------

Gain (loss) on disposal:
   Gain (loss) on disposal                                   $   17,107               (32,415)                    -
   Provision (benefit) for income taxes                             874                (8,447)                    -
-------------------------------------------------------------------------------------------------------------------
   Gain (loss) on disposal, net of taxes                         16,233               (23,968)                    -
-------------------------------------------------------------------------------------------------------------------

(10) Store Closure and Asset Disposal Costs

During the fourth quarter of fiscal year 2001 we recognized store closure costs totaling approximately $9.4 million associated with the decision to close three stores, all of which were previously acquired in multi-store transactions. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values totaling approximately $5.6 million and estimated lease termination costs and other disposal costs totaling approximately $3.8 million. During fiscal year 2001, these three stores generated combined sales totaling approximately $10.5 million and combined negative cash flows totaling approximately $1.0 million. Termination of leases will be completed as soon as is practicable after the related stores are closed during fiscal year 2002. We expect to complete substantially all other activities related to these store closures in fiscal year 2002.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

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

(11) Shareholders' Equity
Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $50 million in outstanding shares of Company common stock. During fiscal years 2000 and 1999, we repurchased 858,000 shares and 1,216,000 shares, respectively, of our common stock for an aggregate cost of approximately $13.5 million and $18.9 million, respectively. In fiscal years 2001 and 2000, we reissued shares from treasury at average cost for certain options exercised. During fiscal years 2001 and 2000, approximately 1,170,000 shares and 562,000 shares, respectively, were reissued from treasury for a total of approximately $18.3 million and $8.8 million, respectively.

Preferred Stock Purchase Rights

On September 22, 1999, the Company's Board of Directors declared a dividend of one-half Right to purchase preferred stock ("Right") for each outstanding share of Company common stock to shareholders of record at the close of business on October 4, 1999. Each Right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $225 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of Company common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of Company common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing Company common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. After there is an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange shares of our common stock or other securities for each Right not held by an Acquiring Person. At any time until ten days after a public announcement that the Rights have been triggered, our Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner. Certain subsequent amendments are also permitted. The Rights expire on September 22, 2009.

(12) Earnings (Loss) per Share

A reconciliation of the denominators of the basic and diluted earnings (loss) per share calculations follows (in thousands):

                                                  2001         2000        1999
-------------------------------------------------------------------------------
Denominator for basic earnings (loss)
   per share: weighted average shares           53,664       52,248      52,748
Additional shares deemed outstanding from
   the assumed exercise of stock options         2,521        2,122       2,144
-------------------------------------------------------------------------------
Denominator for diluted earnings (loss)
   per share: adjusted weighted average
   shares and assumed conversions               56,185       54,370      54,892
-------------------------------------------------------------------------------

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The computation of diluted earnings (loss) per share does not include approximately 3.3 million shares of common stock related to the zero coupon convertible subordinated debentures at the end of fiscal years 2001, 2000 and 1999 and options to purchase approximately 2.2 million shares, 2.6 million shares and 3.0 million shares of common stock at the end of fiscal years 2001, 2000 and 1999, respectively, because to do so would be antidilutive.

(13) Team Member Benefit Plans
Team Member Stock Option Plans

Our Company grants options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 2001, 2000 and 1999 expire seven years from date of grant. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company's previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 30, 2001, September 24, 2000 and September 26, 1999 approximately 0.7 million, 0.6 million and 1.0 million shares of our common stock, respectively, were available for option grants.

The following table summarizes option activity (in thousands, except per share data):

                                                                                                            Weighted
                                                                                      Number                 Average
                                                                                    of Options              Exercise
                                                                                    Outstanding               Price
----------------------------------------------------------------------------------------------------------------------
Balance at September 27, 1998                                                           7,440              $  19.19
Options granted                                                                         2,330                 16.09
Options exercised                                                                        (942)                 6.52
Options canceled                                                                         (582)                23.30
----------------------------------------------------------------------------------------------------------------------
Balance at September 26, 1999                                                           8,246                 19.46
Options granted                                                                         2,778                 21.05
Options exercised                                                                      (1,010)                10.00
Options canceled                                                                         (632)                24.69
----------------------------------------------------------------------------------------------------------------------
Balance at September 24, 2000                                                           9,382                 20.51
Options granted                                                                         2,949                 22.92
Options exercised                                                                      (1,801)                12.88
Options canceled                                                                         (790)                24.19
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                                                           9,740              $  22.35
----------------------------------------------------------------------------------------------------------------------

A summary of options outstanding and exercisable at September 30, 2001 follows (in thousands, except per share data):

                                                     Options Outstanding                      Options Exercisable
     Range of                                  ------------------------------------     ------------------------------
  Exercise Prices                              Weighted Average          Weighted                          Weighted
  ---------------                   Number         Remaining              Average          Number           Average
   From       To                Outstanding     Life (in Years)       Exercise Price     Exercisable    Exercise Price
   -------------------------------------------------------------------------------------------------------------------
  $ 0.45    $9.75                     672             2.18               $  8.26             671           $  8.26
   10.75    13.81                     548             2.47                 11.31             542             11.29
   15.94    19.13                   1,366             4.42                 16.08             559             16.12
   20.94    24.88                   5,130             6.00                 22.11             489             21.28
   28.30    34.88                   2,024             3.48                 34.86           1,539             34.88
   -------------------------------------------------------------------------------------------------------------------
     Total                          9,740             4.79               $ 22.35           3,800           $ 22.30
   -------------------------------------------------------------------------------------------------------------------

At September 24, 2000 and September 26, 1999, approximately 3.8 million and 3.0 million outstanding options, respectively, were exercisable. The weighted average exercise price for outstanding exercisable options was $18.24 and $14.90 at September 24, 2000 and September 26, 1999, respectively.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

As required by SFAS No. 123, we have determined pro forma net income and net income per common share as if compensation costs had been recognized based on the fair value of the options granted to team members. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                                                     2001                  2000                  1999
------------------------------------------------------------------------------------------------------------------------
Expected dividend yield                                               0.00                  0.00%                 0.00%
Risk-free interest rate                                               4.95%                 6.13%                 5.23%
Expected volatility                                                  53.26%                54.21%                54.89%
Expected life, in years                                               3.63                  3.46                  3.40
------------------------------------------------------------------------------------------------------------------------

The weighted average estimated fair values at grant date of team member stock options granted during fiscal years 2001, 2000 and 1999 were $9.97, $9.29 and $6.96, respectively. Had we recognized compensation cost based on the fair value of stock options granted to team members at grant date as determined using the Black-Scholes option valuation model described above consistent with SFAS No. 123, net income (loss) and diluted income (loss) per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

                                                                   2001                  2000                  1999
------------------------------------------------------------------------------------------------------------------------
Net income (loss):
   As reported                                               $   67,880                (4,831)               42,155
   Pro forma                                                     55,704               (15,558)               30,175

Diluted income (loss) per share:

   As reported                                               $     1.21                 (0.09)                 0.77
   Pro forma                                                       0.99                 (0.29)                 0.55
------------------------------------------------------------------------------------------------------------------------

Team Member Stock Purchase Plan

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. We issued approximately 21,000, 24,000 and 30,000 shares under this plan in fiscal years 2001, 2000 and 1999, respectively.

Team Member 401(k) Plan

Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 service hours in a year. Matching contributions under this plan, determined at the Company's discretion, totaled approximately $1.4 million, $0.6 million and $1.1 million in fiscal years 2001, 2000 and 1999, respectively. Matching contributions in fiscal years 2001, 2000 and 1999 were made in Company common stock purchased in open market transactions totaling approximately 67,000 shares, 28,000 shares and 64,000 shares, respectively.

(14) Commitments and Contingencies

The Company provides partially self-insured, voluntary team member benefits plans that provide, among other benefits, health care benefits to participating team members. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. Our exposure related to claims associated with unreported cases or underestimated future costs associated with known cases for which our Company is partially self-insured at September 30, 2001 has been estimated based on management's review of claims outstanding at fiscal year end, claims reported subsequent to fiscal year end and management's knowledge of the typical length of time from date of occurrence to date of reported claim.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The Company's team member 401(k) plan is currently under examination by the Internal Revenue Service ("IRS") for the years ended December 31, 1997 and 1996. This examination is ongoing, and no assertions or assessments as a result of the examination have been made by the IRS to date.

The Company is a party to legal proceedings and claims that arise in the ordinary course of business. While it is not possible to predict the outcome of the Company's litigation matters, management does not believe that the outcome of any of those matters will have a material adverse effect on the our consolidated financial position, operating results or cash flows

(15) Subsequent Event

On October 31, 2001, we completed the acquisition of certain assets of Harry's Farmer's Markets, Inc., in exchange for approximately $35 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry's Farmers Market trade name, distribution center and other support and office facilities. This transaction will be accounted for using the purchase method. Accordingly, the purchase price will be allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired will be recorded as goodwill.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's report on Form 8-K dated April 12, 2001 announcing the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2001 is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants' Annual Meeting of Stockholders to be held on March. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended September 30, 2001. For information regarding executive officers of the Company, see the Information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4(a) of this Report on Form 10-K.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled " Beneficial Ownership of Shares" of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 25 of this report.

     (2)  Financial Statement Schedules: No schedules are required.

     (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Index to Exhibits

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

     10.1  1987 Stock Option and Incentive Plan for Employees (3)
     10.2  1987 Stock Option Plan for Outside Directors (3)
     10.3  1993 Team Member Stock Ownership Plan (1)
     10.4 Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)
     10.5  Form of amendment to Retention Agreement (1)
     10.6 Second Amended and Restated Credit Agreement, dated February 7,2000, by and among Registrant, the subsidiaries of the Registrant, Chase Bank of Texas, National Association, Wells Fargo Bank Texas, National Association, First Union National Bank, Bankboston, National Association, and Chase Securities Inc. (9)
     10.7 First Amendment, dated March 1, 2001, to Second Amended and Restated credit Agreement, dated February 7, 2000, by and among Registrant, the subsidiaries of the Registrant, Chase Bank of Texas, National Association, Wells Fargo Bank Texas, National Association, First Union National Bank, Bankboston, National Association, and Chase Securities Inc. (11)
     10.8  1992 Stock Option Plan for Team Members, as amended (1)
     10.9  1992 Stock Option Plan for Outside Directors (1)
     10.10 1993 Team Member Stock Purchase Plan (1)
     10.11 Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (5)
     10.12 1994 Director Stock Option Plan with amendments thereto (5)
     10.13 Non-Qualified Stock Option Plan of Amrion, Inc. (6)
     10.14 1994 Non-Employee Director Stock Option Plan of Amrion, Inc. (6)
     12.1  Computation of Ratio of Earnings to Fixed Charges (11)
     21.1  Subsidiaries of the Registrant (11)
     23.1  Consent of Ernst & Young LLP (11)
     23.2  Consent of KPMG LLP (11)
     99.1 Proxy Statement for Annual Meeting of Shareholders to be held March 25, 2002 (10)

(1) Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2) Filed as an exhibit to Registration Statement on Form S-3 (No.33-69362) and incorporated herein by reference.
(3) Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(4) Filed as an exhibit to Registration Statement on Form S-3 (No. 333-51419) and incorporated herein by reference.
(5) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273) and incorporated herein by reference.
(6) Filed as an exhibit to Registration Statement on Form S-8 (No. 33-35809) and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Form 8-K (No. 033-44214) and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Form 10-K for year ended September 24, 1995 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Form 10-K for year ended September 24, 2000 and incorporated herein by reference.
(10) To be filed with the Securities and Exchange Commission and incorporated herein by reference.
(11) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 20, 2001                 By:  /s/ Glenda Flanagan
                                             -------------------
                                        Glenda Flanagan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 2001.

         Name                                     Title
         ----                                     -----
/s/ John P. Mackey
--------------------------
John Mackey                             Chairman of the Board, Chief Executive
                                         Officer and Director (Principal
                                         Executive Officer)

/s/ Glenda Flanagan
--------------------------
Glenda Flanagan                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)


/s/ David W. Dupree
--------------------------
David W. Dupree                         Director



/s/ Dr. John B. Elstrott
--------------------------
Dr. John B. Elstrott                    Director



/s/ Avram J. Goldberg
--------------------------
Avram J. Goldberg                       Director



/s/ Jirka Rysavy
--------------------------
Jirka Rysavy                            Director



/s/ Dr. Ralph Z. Sorenson
--------------------------
Dr. Ralph Z. Sorenson                   Director