Form 10-Q
period 2002-01-20
WHOLE FOODS MARKET INC
filed 2002-03-05
CIK 865436

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 20, 2002; or

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

                  Yes  X                               No____
                      ---

The number of shares of the registrant's common stock, no par value, outstanding as of January 20, 2002 was 55,744,475 shares.

Whole Foods Market, Inc.
Form 10-Q
Table of Contents

                                                                                     Page
                                                                                    Number
------------------------------------------------------------------------------------------
                          Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited), January 20, 2002 and
   September 30, 2001                                                                    3

Condensed Consolidated Income Statements (Unaudited), for the 16 weeks ended
   January 20, 2002 and January 14, 2001                                                 4

Condensed Consolidated Statements of Cash Flows (Unaudited), for the 16 weeks
   ended January 20, 2002 and January 14, 2001                                           5

Notes to Condensed Consolidated Financial Statements (Unaudited)                         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
   of Operations                                                                         9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                      11

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                                11

Signature                                                                               12
------------------------------------------------------------------------------------------

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)
January 20, 2002 and September 30, 2001

Assets

                                                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                                     $   10,549            1,843
Trade accounts receivable                                                                         24,059           24,039
Merchandise inventories                                                                          105,113           98,616
Prepaid expenses and other current assets                                                         21,711           18,520
-------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                          161,432          143,018
Property and equipment, net of accumulated depreciation and amortization                         590,736          542,986
Long-term investments                                                                              4,834            4,706
Goodwill                                                                                          79,229           67,258
Intangible assets, net of accumulated amortization                                                24,906           24,028
Other assets                                                                                      28,602           28,800
Net assets of discontinued operations                                                              3,000           18,375
-------------------------------------------------------------------------------------------------------------------------
                                                                                              $  892,739          829,171
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

                                                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations                               5,789            5,944
Trade accounts payable                                                                            73,574           50,468
Accrued payroll, bonus and employee benefits                                                      50,655           41,265
Other accrued expenses                                                                            47,450           58,659
-------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                     177,468          156,336
Long-term debt and capital lease obligations, less current installments                          249,842          250,705
Other long-term liabilities                                                                       13,873           12,773
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                             441,183          419,814
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 100,000 shares authorized,
   55,894 and 55,114 shares issued, 55,744 and 54,770
     shares outstanding in 2002 and 2001, respectively                                           268,340          251,679
Common stock in treasury, at cost                                                                      -           (5,369)
Accumulated other comprehensive income                                                                (2)             (30)
Retained earnings                                                                                183,218          163,077
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                       451,556          409,357
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------------------------------------
                                                                                              $  892,739          829,171
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.
Condensed Consolidated Income Statements (Unaudited)
(In thousands, except per share data)

                                                                   Sixteen weeks ended
                                                                January 20,   January 14,
                                                                    2002          2001
---------------------------------------------------------------------------------------
Sales                                                        $      780,799     643,435
Cost of goods sold and occupancy costs                              516,077     422,917
---------------------------------------------------------------------------------------
   Gross profit                                                     264,722     220,518
Direct store expenses                                               197,297     164,006
---------------------------------------------------------------------------------------
   Store contribution                                                67,425      56,512
General and administrative expenses                                  28,180      23,533
Pre-opening and relocation costs                                      2,239       2,647
---------------------------------------------------------------------------------------
   Income from operations                                            37,006      30,332
Other income (expense):
Interest expense                                                     (3,969)     (5,810)
Investment and other income                                             531         552
---------------------------------------------------------------------------------------
   Income before income taxes                                        33,568      25,074
Provision for income taxes                                           13,427      10,030
---------------------------------------------------------------------------------------
   Net income                                                $       20,141      15,044
---------------------------------------------------------------------------------------

Basic earnings per share                                     $         0.36        0.28
---------------------------------------------------------------------------------------
Weighted average shares outstanding                                  55,210      53,137
---------------------------------------------------------------------------------------

Diluted earnings per share                                   $         0.34        0.27
---------------------------------------------------------------------------------------
Weighted average shares outstanding, diluted basis                   58,974      55,711
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                   Sixteen weeks ended
                                                                               January 20,      January 14,
                                                                                  2002             2001
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations                                             $   20,141           15,044
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                25,558           21,796
     Loss on disposal of fixed assets                                                412              390
     Rent differential                                                               762              181
     Change in LIFO reserve                                                        1,000              600
     Interest accretion on long-term debt                                          2,132            2,028
     Tax benefit related to exercise of team member stock options                  6,558              941
   Net change in current assets                                                   (4,618)         (11,130)
   Net change in current liabilities                                              10,971            1,109
---------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                    62,916           30,959
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Acquisition of property and equipment                                         (46,807)         (54,720)
   Acquisition of intangible assets                                               (1,241)               -
   Payment for purchase of acquired entities, net of cash acquired               (34,847)               -
   Other investing activities                                                     (4,753)               -
---------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                     (87,648)         (54,720)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net proceeds from long-term borrowings                                         32,000           25,000
   Issuance of common stock                                                       22,030            6,063
   Payments on long-term debt and capital lease obligations                      (35,150)            (787)
---------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                    18,880           30,276
---------------------------------------------------------------------------------------------------------
Cash flows from discontinued operations
     Net cash provided by discontinued operations                                 14,558              199
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          8,706            6,714
Cash and cash equivalents at beginning of period                                   1,843              395
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $   10,549            7,109
---------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
   Interest paid                                                              $    1,968            2,468
---------------------------------------------------------------------------------------------------------
   Federal and state income taxes paid                                        $    4,146            7,258
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)
January 20, 2002

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include accounting for depreciation and amortization, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, income taxes and contingencies. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended September 30, 2001.

Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

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

                                                                                                   Sixteen weeks ended
                                                                                               January 20,      January 14,
                                                                                                  2002             2001
==========================================================================================================================
Denominator for basic earnings per share:
   weighted average shares                                                                        55,210           53,137
Additional shares deemed outstanding from the assumed
   exercise of stock options                                                                       3,764            2,574
-------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share:  adjusted
   weighted average shares and assumed exercises                                                  58,974           55,711
==========================================================================================================================

The computations of diluted earnings per share for the sixteen week periods ended January 20, 2002 and January 14, 2001 do not include options to purchase approximately 5,000 shares and 2,216,000 shares, respectively, of common stock because to do so would be antidilutive. The computations of diluted earnings per share for both periods presented do not include approximately 3,286,000 shares of common stock related to the zero coupon convertible subordinated debentures because to do so would be antidilutive.

(3) Comprehensive Income

The Company's comprehensive income was comprised of net income, unrealized gains and losses on available for sale securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

                                                                                                   Sixteen weeks ended
                                                                                               January 20,      January 14,
                                                                                                  2002             2001
==========================================================================================================================
Net income                                                                                  $     20,141           15,044
Unrealized gain (loss), net                                                                           77                -
Foreign currency translation adjustment, net                                                         (49)               -
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                        $     20,169           15,044
=========================================================================================================================

(4) Business Combinations

On October 31, 2001, we completed the acquisition of certain assets of Harry's Farmer's Markets, Inc., in exchange for approximately $35 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry's Farmers Market trade name, distribution center and other support and office facilities. This transaction has been accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $7.2 million have been recorded as goodwill, pending completion of any purchase price adjustments. Results of acquired operations are included in our condensed consolidated income statement for the period beginning October 31, 2001 through January 20, 2002.

(5) Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective the beginning of the first quarter of fiscal year 2002. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. There was no impairment of goodwill upon adoption of SFAS 142. During the sixteen weeks ended January 20, 2002, we acquired goodwill totaling approximately $7.2 million in connection with the Harry's Farmers Market acquisition.

Net income and earnings per share for the sixteen weeks ended January 14, 2001 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands, except per share data):

Reported net income                                                                                               $15,044
Add back goodwill amortization, net                                                                                   460
-------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                                               $15,504
=========================================================================================================================

Basic earnings per share:
   Reported net income                                                                                            $  0.28
   Add back goodwill amortization, net                                                                               0.01
-------------------------------------------------------------------------------------------------------------------------
   Adjusted net income                                                                                            $  0.29
=========================================================================================================================

Diluted earnings per share:
   Reported net income                                                                                            $  0.27
   Add back goodwill amortization, net                                                                               0.01
-------------------------------------------------------------------------------------------------------------------------
   Adjusted net income                                                                                            $  0.28
=========================================================================================================================

All of the Company's acquired intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to twenty-six years for contract-based intangible assets and one to five years for marketing-related and other intangible assets. During the sixteen weeks ended January 20, 2002, we acquired intangible assets totaling approximately $1.1 million in connection with the Harry's Farmers Market acquisition. Amortization associated with intangible assets totaled approximately $1.3 million for the sixteen weeks ended January 20, 2002. The components of intangible assets were as follows (in thousands):

                                                                 January 20, 2002                   September 30, 2001
                                                         Gross carrying      Accumulated     Gross carrying     Accumulated
                                                             amount         amortization         amount        amortization
============================================================================================================================
Contract-based                                             $   29,098           (7,092)           28,098           (6,151)
Marketing-related and other                                $    4,822           (1,922)            4,144           (2,063)
============================================================================================================================

Amortization associated with the net carrying amount of intangible assets at January 20, 2002 is estimated to be $2.1 million for the remainder of fiscal year 2002, $2.6 million in fiscal year 2003, $2.3 million in fiscal year 2004, $2.3 million in fiscal year 2005 and $1.7 million in fiscal year 2006.

(6) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. We will adopt SFAS No. 143 in the first quarter of fiscal year 2003. We are evaluating the impact of the adoption of SFAS No. 143 on our consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Sixteen weeks ended January 20, 2002 compared to the same period of the prior year.

General

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. The following table sets forth the Company's results of operations data expressed as a percentage of sales:

                                                                              Sixteen weeks ended
                                                                          January 20,      January 14,
                                                                             2002             2001
=====================================================================================================
Sales                                                                      100.0%            100.0%
Cost of goods sold and occupancy costs                                      66.1              65.7
-----------------------------------------------------------------------------------------------------
   Gross profit                                                             33.9              34.3
Direct store expenses                                                       25.3              25.5
-----------------------------------------------------------------------------------------------------
   Store contribution                                                        8.6               8.8
General and administrative expenses                                          3.6               3.7
Pre-opening and relocation costs                                             0.3               0.4
-----------------------------------------------------------------------------------------------------
   Income from operations                                                    4.7               4.7
Other income (expense):
Interest expense                                                            (0.5)             (0.9)
Investment and other income                                                  0.1               0.1
-----------------------------------------------------------------------------------------------------
   Income before income taxes                                                4.3               3.9
Provision for income taxes                                                   1.7               1.6
-----------------------------------------------------------------------------------------------------
   Net income                                                                2.6%              2.3%
=====================================================================================================
Figures may not add due to rounding.

Sales

Sales totaled approximately $781 million for the sixteen weeks ended January 20, 2002, an increase of approximately 21% over sales of approximately $643 million for the same period of the prior year. This increase was driven by 16% year-over-year square footage growth and comparable store sales growth of approximately 9.4%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which excludes three relocated stores, increased approximately 7.5%. Comparable and identical store sales increases resulted almost entirely from an increase in the number of customer transactions with basket size being relatively flat. We believe this was caused by a combination of various factors, including but not limited to: an increase in new customers who generally have a lower average basket size, more in-store emphasis on our value image and private label line in some parts of the country and impact from the economy on some customers' buying habits who may be trading down to lower priced items or perhaps shopping more often.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's consolidated gross profit as a percentage of sales was approximately 33.9% for the sixteen weeks ended January 20, 2002 compared to approximately 34.3% for the same period of the prior fiscal year. This decrease was primarily due to the impact of new, acquired and two closed stores. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. Gross profit margins at comparable stores increased 20 basis points to approximately 34.5%. This increase was due to various factors including increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis and continued improvement in store execution with respect to product procurement, merchandising and controlling spoilage.

Store Contribution

Store contribution consists of gross profit less direct store expenses. For all stores, store contribution as a percentage of sales was approximately 8.6% for the sixteen weeks ended January 20, 2002 compared to approximately 8.8% for the same period of the prior fiscal year. For comparable stores, store contribution as a percentage of sales was approximately 9.5 %, partially driven by a 44 basis point decrease in direct store expenses. For all stores, direct store expenses as a percentage of sales was approximately 25.3% for the sixteen weeks ended January 20, 2002 compared to approximately 25.5% for the same period of the prior fiscal year. This decrease was due to a focus on leveraging of labor and other direct expenses. Higher operating expenses of new stores continue to have a partially offsetting impact.

General and Administrative Expenses

General and administrative expenses as a percentage of sales were approximately 3.6% for the sixteen weeks ended January 20, 2002 compared to approximately 3.7% for the same period of the prior fiscal year. This decrease is primarily due to lower amortization expense related to the adoption of SFAS No. 142 and the expiration or previous write-off of certain assets related to non-compete agreements. Whole Foods Market has historically been able to expand without significant increase in general and administrative costs.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. Pre-opening and relocation costs for the sixteen weeks ended January 20, 2002 consist primarily of costs associated with the opening of one new store and the relocation of one store during the quarter and development of thirteen new stores scheduled to open in future periods. In the prior year, pre-opening and relocation costs for the sixteen weeks were associated with the openings of three new stores during the quarter and nine new stores opened or to be opened subsequent to the end of the first quarter.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the sixteen weeks ended January 20, 2002 totaled approximately $4.0 million compared to approximately $5.8 million for the same period of the prior fiscal year. This decrease is primarily due to lower interest rates and a lower amount outstanding under the Company's bank line of credit in fiscal 2002. Capitalized interest for the sixteen weeks ended January 20, 2002 totaled approximately $300,000 compared to approximately $800,000 for the same period of the prior fiscal year.

Investment and Other Income

Investment and other income for the sixteen weeks ended January 20, 2002 and January 14, 2001 totaled approximately $500,000 and approximately $600,000, respectively. Investment and other income consists primarily of interest, rental and other income.

Discontinued Operations

Pursuant to a formal plan adopted in fiscal year 2000, the NatureSmart nutritional supplements business has been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. Discontinued operations had no impact on the condensed consolidated income statements for the sixteen weeks ended January 20, 2002 and January 14, 2001. Cash flows from discontinued operations in the condensed consolidated statement of cash flows for the sixteen weeks ended January 20, 2002 includes net proceeds totaling approximately $15 million from the sale of the facility in Thornton, Colorado that was used by NatureSmart.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash from operating activities of approximately $62.9 million and $31.0 million for the sixteen weeks ended January 20, 2002 and January 14, 2001, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

The Company has a $220 million revolving line of credit available through June 28, 2003. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At January 20, 2002, approximately $87 million was drawn and approximately $129 million was available under the agreement. At September 30, 2001, approximately $90 million was drawn and approximately $126 million was available under the agreement. The average interest rate on amounts outstanding under this agreement at January 20, 2002 was approximately 2.78%. The Company has zero coupon convertible subordinated debentures outstanding with a carrying value of approximately $140 million at January 20, 2002. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $309 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount totaling approximately $148 million, $189 million and $242 million, respectively. The Company, at its option, may elect to pay any such purchase price in cash or in shares of common stock, or any combination thereof. We also have outstanding at January 20, 2002 approximately $28.6 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash used in financing activities was approximately $30.2 million in fiscal year 2001. Net cash provided by financing activities was approximately $18.9 million and $30.3 million for the sixteen weeks ended January 20, 2002 and January 14, 2001, respectively.

Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and to lesser extent, the resultant increase in working capital requirements. We estimate that cash requirements to open a new store will range from $2 million to $16 million, after giving effect to any landlord construction allowance. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of February 13, 2002 we had signed leases for 20 new stores averaging approximately 36,000 square feet in size. We expect to open or acquire approximately 15 to 20 new stores per year, including relocations of existing stores, in each of the next two fiscal years. We will incur additional capital expenditures in the current fiscal year in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the quarter the Company completed the acquisition of three Harry's Farmer's Market perishables superstores in Atlanta, Georgia in exchange for approximately $35 million in cash plus the assumption of certain liabilities. Net cash used in investing activities, including Harry's, was approximately $87.6 million and $54.7 million for the sixteen weeks ended January 20, 2002 and January 14, 2001, respectively. We expect that planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations and long-term debt. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the year ended September 30, 2001.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended January 20, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.
Registrant

Date: March 5, 2002                           By: /s/ Glenda Flanagan
      -------------                               -------------------
                                              Glenda Flanagan
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Duly authorized officer and
                                              principal financial officer)