Form 10-Q
period 2002-04-14
WHOLE FOODS MARKET INC
filed 2002-05-21
CIK 865436

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period ended April 14, 2002; or

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

The number of shares of the registrant's common stock, no par value, outstanding as of April 14, 2002 was 56,553,010 shares.

Whole Foods Market, Inc.
Form 10-Q
Table of Contents

                                                                                                                     Page
                                                                                                                    Number
---------------------------------------------------------------------------------------------------------------------------
                                             Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited), April 14, 2002 and September 30, 2001                                3

Condensed Consolidated Income Statements (unaudited), for the twelve and twenty-eight weeks
   ended April 14, 2002 and April 8, 2001                                                                               4

Condensed Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks
   ended April 14, 2002 and April 8, 2001                                                                               5

Notes to Condensed Consolidated Financial Statements (unaudited)                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                           9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                     12

                                                Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                                                            12

Item 6. Exhibits and Reports on Form 8-K                                                                               12

Signature                                                                                                              13
---------------------------------------------------------------------------------------------------------------------------

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)
April 14, 2002 and September 30, 2001

Assets
                                                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                                     $   19,077            1,843
Trade accounts receivable                                                                         32,028           24,859
Merchandise inventories                                                                          102,367           98,616
Prepaid expenses and other current assets                                                         16,459           17,700
-------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                          169,931          143,018
Property and equipment, net of accumulated depreciation and amortization                         605,660          542,986
Long-term investments                                                                              4,869            4,706
Goodwill                                                                                          80,522           67,258
Intangible assets, net of accumulated amortization                                                24,107           24,028
Other assets                                                                                      28,596           28,800
Net assets of discontinued operations                                                              3,000           18,375
-------------------------------------------------------------------------------------------------------------------------
                                                                                              $  916,685          829,171
=========================================================================================================================

Liabilities and Shareholders' Equity
                                                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations                          $    5,789            5,944
Trade accounts payable                                                                            57,388           50,468
Accrued payroll, bonus and employee benefits                                                      53,523           41,265
Other accrued expenses                                                                            71,047           58,659
-------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                     187,747          156,336
Long-term debt and capital lease obligations, less current installments                          225,449          250,705
Other long-term liabilities                                                                       14,145           12,773
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                             427,341          419,814
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 150,000 and 100,000 shares
   authorized, 56,579 and 55,114 shares issued, 56,553 and
   54,770 shares outstanding in 2002 and 2001, respectively                                      285,802          251,679
Common stock in treasury, at cost                                                                      -           (5,369)
Accumulated other comprehensive income                                                                97              (30)
Retained earnings                                                                                203,445          163,077
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                       489,344          409,357
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------------------------------------
                                                                                              $  916,685          829,171
=========================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(unaudited, in thousands except per share amounts)

                                                                Twelve weeks ended              Twenty-eight weeks ended
                                                            April 14,         April 8,          April 14,        April 8,
                                                              2002              2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Sales                                                      $  622,789          516,660         1,403,588        1,160,095
Cost of goods sold and occupancy costs                        404,690          336,139           920,767          759,056
-------------------------------------------------------------------------------------------------------------------------
   Gross profit                                               218,099          180,521           482,821          401,039
Direct store expenses                                         154,148          130,373           351,445          294,379
-------------------------------------------------------------------------------------------------------------------------
   Store contribution                                          63,951           50,148           131,376          106,660
General and administrative expenses                            22,981           18,978            51,161           42,511
Pre-opening and relocation costs                                5,382            2,012             7,621            4,659
-------------------------------------------------------------------------------------------------------------------------
   Operating income                                            35,588           29,158            72,594           59,490
Other income (expense):
Interest expense                                               (2,473)          (4,488)           (6,442)         (10,298)
Investment and other income                                       597              405             1,128              957
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes       33,712           25,075            67,280           50,149
Provision for income taxes                                     13,485           10,030            26,912           20,060
Equity in losses of unconsolidated affiliate                        -              126                 -              126
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                           20,227           14,919            40,368           29,963
Discontinued operations, net of income taxes                        -           12,304                 -           12,304
-------------------------------------------------------------------------------------------------------------------------
   Net income                                              $   20,227           27,223            40,368           42,267
=========================================================================================================================

Basic earnings per share:
   Income from continuing operations                       $     0.36             0.28              0.73             0.56
   Discontinued operations, net of income taxes                     -             0.23                 -             0.23
--------------------------------------------------------------------------------------------------------------------------
   Basic earnings per share                                $     0.36             0.51              0.73             0.79
=========================================================================================================================
   Weighted average shares outstanding                         56,013           53,487            55,554           53,280
=========================================================================================================================

Diluted earnings per share:
   Income from continuing operations                       $     0.34             0.27              0.68             0.54
   Discontinued operations, net of income taxes                     -             0.22                 -             0.22
--------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share                              $     0.34             0.49              0.68             0.76
=========================================================================================================================
   Weighted average shares outstanding                         63,152           55,532            59,357           55,627
=========================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                                                                Twenty-eight weeks ended
                                                                                                April 14,        April 8,
                                                                                                  2002             2001
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Income from continuing operations                                                             $   40,368           29,963
Adjustment to reconcile income from continuing operations
   to net cash provided by operating activities:
     Depreciation and amortization                                                                44,700           39,545
     Net (gain) loss on disposal of fixed assets                                                   1,947              (28)
     Rent differential                                                                             1,029              315
     Change in LIFO reserve                                                                        1,750            1,800
     Interest accretion on long-term debt                                                          3,737            3,565
     Tax benefit related to exercise of employee stock options                                    13,607            3,358
     Net change in current assets                                                                 (5,522)         (16,863)
     Net change in current liabilities                                                            14,530           13,644
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                     116,146           75,299
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Acquisition of property and equipment                                                         (29,026)         (30,310)
   Development costs of new store locations                                                      (52,589)         (61,570)
   Acquisition of intangible assets                                                               (1,241)          (4,894)
   Payments for purchase of acquired entities, net of cash acquired                              (35,975)               -
   Other investing activities                                                                     (4,753)               -
-------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                      (123,584)         (96,774)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Net proceeds from long-term borrowings                                                         32,000           25,000
   Issuance of common stock                                                                       39,492            8,072
   Payments on long-term debt and capital lease obligations                                      (61,142)          (1,836)
-------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                    10,350           31,236
-------------------------------------------------------------------------------------------------------------------------

Cash flows from discontinued operations:

     Net cash provided by (used in) discontinued operations                                       14,322           (8,208)
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                              17,234            1,553
Cash and cash equivalents at beginning of period                                                   1,843              395
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $   19,077            1,948
=========================================================================================================================
Supplemental disclosures of cash flow information:
   Interest paid                                                                              $    2,709            5,719
=========================================================================================================================
   Federal and state income taxes paid                                                        $   11,054           13,922
=========================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)
April 14, 2002

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include accounting for depreciation and amortization, inventory, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, income taxes and contingencies. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended September 30, 2001.

Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

(2) Earnings Per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of common shares deemed outstanding from the assumed exercise of stock options and the assumed conversion of zero coupon convertible subordinated debentures. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands):

                                                                Twelve weeks ended              Twenty-eight weeks ended
                                                            April 14,         April 8,          April 14,        April 8,
                                                              2002              2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Net income (numerator for basic earnings per share)        $   20,227           27,223            40,368           42,267
Interest on 5% zero coupon convertible subordinated
   debentures, net of income taxes                                987                -                 -                -
-------------------------------------------------------------------------------------------------------------------------
Adjusted net income (numerator for diluted earnings
   per share)                                              $   21,214           27,223            40,368           42,267
=========================================================================================================================

Weighted average common shares outstanding (denominator
   for basic earnings per share)                               56,013           53,487            55,554           53,280
Potential common shares outstanding:
   Assumed conversion of 5% zero coupon convertible
     subordinated debentures                                    3,286                -                 -                -
   Assumed exercise of stock options                            3,853            2,045             3,803            2,347
-------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding and
   potential additional common shares outstanding
   (denominator for diluted earnings per share)                63,152           55,532            59,357           55,627
=========================================================================================================================

Basic earnings per share                                   $     0.36             0.51              0.73             0.79
=========================================================================================================================

Diluted earnings per share                                 $     0.34             0.49              0.68             0.76
=========================================================================================================================

Options to purchase approximately 866,000 shares and 371,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight week periods ended April 14, 2002, respectively, because their effect would have been antidilutive. Options to purchase approximately 2,287,000 shares and 2,246,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight week periods ended April 8, 2001, respectively, because their effect would have been antidilutive. The potential conversion of approximately 3,286,000 shares of common stock related to the zero coupon convertible subordinated debentures was not included in the computations of diluted earnings per share for the twenty-eight week period ended April 14, 2002 and the twelve and twenty-eight week periods ended April 8, 2001 because their effect would have been antidilutive.

(3) Comprehensive Income
The Company's comprehensive income was comprised of net income, unrealized gains and losses on available for sale securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

                                                                Twelve weeks ended              Twenty-eight weeks ended
                                                            April 14,         April 8,          April 14,        April 8,
                                                              2002              2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Net income                                                 $   20,227           27,223            40,368           42,267
Unrealized gain (loss), net                                        86                -               163                -
Foreign currency translation adjustment, net                       13                -               (36)               -
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                       $   20,326           27,223            40,495           42,267
=========================================================================================================================

(4) Business Combinations
On October 31, 2001, we completed the acquisition of certain assets of Harry's Farmer's Markets, Inc., in exchange for approximately $36 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry's Farmers Market trade name, distribution center and other support and office facilities. This transaction was accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $8.5 million have been recorded as goodwill. Results of acquired operations are included in our condensed consolidated income statements for the period beginning October 31, 2001 through April 14, 2002.

(5) Goodwill and Other Intangible Assets
We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective the beginning of the first quarter of fiscal year 2002. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. There was no impairment of goodwill upon adoption of SFAS 142. During the first quarter of fiscal year 2002, we acquired goodwill totaling approximately $8.5 million in connection with the Harry's Farmers Market acquisition.

Net income and earnings per share for the twelve and twenty-eight weeks ended April 8, 2001 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands, except per share data):

                                                                                                 Twelve        Twenty-eight
                                                                                                  weeks            weeks
-------------------------------------------------------------------------------------------------------------------------
Reported net income                                                                              $27,223           42,267
Add back goodwill amortization, net                                                                  368              828
-------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                                              $27,591           43,095
=========================================================================================================================

Basic earnings per share:
   Reported net income                                                                            $0.51              0.79
   Add back goodwill amortization, net                                                             0.01              0.02
-------------------------------------------------------------------------------------------------------------------------
   Adjusted net income                                                                            $0.52              0.81
=========================================================================================================================

Diluted earnings per share:
   Reported net income                                                                            $0.49              0.76
   Add back goodwill amortization, net                                                             0.01              0.01
-------------------------------------------------------------------------------------------------------------------------
   Adjusted net income                                                                            $0.50              0.77
=========================================================================================================================

All of the Company's acquired intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to twenty-six years for contract-based intangible assets and one to five years for marketing-related and other intangible assets. During the first quarter of fiscal year 2002, we acquired intangible assets totaling approximately $1.1 million in connection with the Harry's Farmers Market acquisition. Amortization associated with intangible assets totaled approximately $0.8 million and $2.1 million for the twelve and twenty-eight weeks ended April 14, 2002, respectively, and approximately $1.6 million and $3.1 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

                                                                  April 14, 2002                    September 30, 2001
                                                         Gross carrying      Accumulated     Gross carrying     Accumulated
                                                             amount         amortization         amount        amortization
---------------------------------------------------------------------------------------------------------------------------
Contract-based                                             $   29,098           (7,639)           28,098           (6,151)
Marketing-related and other                                $    4,509           (1,861)            4,144           (2,063)
===========================================================================================================================

Amortization associated with the net carrying amount of intangible assets at April 14, 2002 is estimated to be $1.3 million for the remainder of fiscal year 2002, $2.6 million in fiscal year 2003, $2.3 million in fiscal year 2004, $2.3 million in fiscal year 2005 and $1.7 million in fiscal year 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 131 stores as of April 14, 2002. We operate in one reportable segment, natural foods supermarkets. We have one store in Toronto, Canada. All of our remaining operations are domestic. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Results of Operations
The following table sets forth the Company's results of operations data expressed as a percentage of sales:

                                                                Twelve weeks ended              Twenty-eight weeks ended
                                                            April 14,         April 8,          April 14,        April 8,
                                                              2002              2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Sales                                                        100.0%            100.0%           100.0%            100.0%
Cost of goods sold and occupancy costs                        65.0              65.1             65.6              65.4
-------------------------------------------------------------------------------------------------------------------------
   Gross profit                                               35.0              34.9             34.4              34.6
Direct store expenses                                         24.8              25.2             25.0              25.4
-------------------------------------------------------------------------------------------------------------------------
   Store contribution                                         10.3               9.7              9.4               9.2
General and administrative expenses                            3.7               3.7              3.6               3.7
Pre-opening and relocation costs                               0.9               0.4              0.5               0.4
-------------------------------------------------------------------------------------------------------------------------
   Operating income                                            5.7               5.6              5.2               5.1
Other income (expense):
Interest expense                                              (0.4)             (0.9)            (0.5)             (0.9)
Investment and other income                                    0.1               0.1              0.1               0.1
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes       5.4               4.9              4.8               4.3
Provision for income taxes                                     2.2               1.9              1.9               1.7
Equity in losses of unconsolidated affiliate                   -                 -                -                 -
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                           3.2               2.9              2.9               2.6
Discontinued operations, net of income taxes                   -                 2.4              -                 1.1
-------------------------------------------------------------------------------------------------------------------------
   Net income                                                  3.2%              5.3%             2.9%              3.6%
=========================================================================================================================
Figures may not add due to rounding.

Sales
Sales increased 20.5% and 21.0% for the twelve and twenty-eight weeks ended April 14, 2002, respectively, compared to the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 10.1% and 9.8%, respectively, and 17% year-over-year square footage growth. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude three relocated stores, increased approximately 9.1% and 8.2%, respectively. Comparable and identical store sales increases resulted largely from an increase in the number of customer transactions, with basket size increasing slightly. We believe this was caused by a combination of various factors, including but not limited to: an increase in new customers who generally have a lower average basket size, more in-store emphasis on our value image and private label line in some parts of the country, an impact from the economy on some customers' buying habits who may be trading down to lower priced items or perhaps shopping more often.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 14, 2002 was approximately 35.0% and 34.4%, respectively, compared to approximately 34.9% and 34.6%, respectively, for the same periods of the prior fiscal year. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. Gross profit margins at comparable stores for the twelve and twenty-eight weeks ended April 14, 2002 increased 12 and 15 basis points, respectively, to approximately 35.7% and 35.2%, respectively. This increase was due to various factors including increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, and continued improvement in store execution with respect to product procurement, merchandising and controlling spoilage.

Store Contribution
Store contribution consists of gross profit less direct store expenses. For all stores, store contribution as a percentage of sales was approximately 10.3% and 9.4% for the twelve and twenty-eight weeks ended April 14, 2002, respectively, compared to approximately 9.7% and 9.2%, respectively, for the same periods of the prior fiscal year. For comparable stores, store contribution as a percentage of sales was approximately 11.0 % and 10.3% for the twelve and twenty-eight weeks ended April 14, 2002, respectively, partially driven by a 47 and 54 basis point decrease in direct store expenses, respectively. For all stores, direct store expenses as a percentage of sales was approximately 24.8% and 25.0% for the twelve and twenty-eight weeks ended April 14, 2002, respectively, compared to approximately 25.2% and 25.4%, respectively, for the same periods of the prior fiscal year. These decreases reflect a greater focus on leveraging of labor and other direct expenses. Higher operating expenses of new stores continue to have a partially offsetting impact.

General and Administrative Expenses
General and administrative expenses as a percentage of sales were approximately 3.7% and 3.6% for the twelve and twenty-eight weeks ended April 14, 2002, respectively, compared to approximately 3.7% for both of the same periods of the prior fiscal year. Current year general and administrative expenses reflect the increased costs of infrastructure for the new South region which were offset by lower amortization expense related to the adoption of SFAS No. 142 and the expiration of certain assets related to non-compete agreements. Whole Foods Market has historically been able to expand without significant increases in general and administrative costs.

Pre-opening and Relocation Costs
Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. Pre-opening costs for the twelve and twenty-eight weeks ended April 14, 2002 consist primarily of costs associated with the opening of one new store during the first fiscal quarter, three new stores during the second fiscal quarter, and three new stores opened in the first thirty days of the third fiscal quarter. Relocation costs for the twelve and twenty-eight weeks ended April 14, 2002 consist primarily of costs associated with the relocation of one store during the first fiscal quarter, the relocation of two non-retail facilities during the second fiscal quarter, and an approximate $1.5 million write-off associated with a recent decision to relocate a store in the Dallas market. In the prior year, pre-opening and relocation costs for the twelve and twenty-eight weeks consisted primarily of costs associated with our openings of three new stores during the first fiscal quarter, two new stores and one relocated store during the second fiscal quarter, and one new store opened subsequent to the end of the second fiscal quarter.

Interest Expense
Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the twelve and twenty-eight weeks ended April 14, 2002 totaled approximately $2.5 million and $6.4 million, respectively, compared to approximately $4.5 million and $10.3 million, respectively, for the same periods of the prior fiscal year. These decreases are primarily due to lower interest rates and lower amounts outstanding under the Company's bank line of credit in fiscal 2002. Capitalized interest for the twelve and twenty-eight weeks ended April 14, 2002 totaled approximately $0.5 million and $0.8 million, respectively, compared to approximately $0.5 million and $1.3 million, respectively, for the same periods of the prior fiscal year.

Investment and Other Income
Investment and other income consists primarily of interest, rental and other income. Investment and other income for the twelve and twenty-eight weeks ended April 14, 2002 totaled approximately $0.6 million and $1.1 million, respectively, compared to approximately $0.4 million and $1.0 million, respectively, for the same periods of the prior fiscal year.

Discontinued Operations
Pursuant to a formal plan adopted in fiscal year 2000, the NatureSmart nutritional supplements business has been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. Discontinued operations had no impact on the accompanying condensed consolidated income statements for the twelve and twenty-eight weeks ended April 14, 2002. In the second quarter of the prior fiscal year, we recorded an adjustment to discontinued operations of approximately $12.3 million, net of income taxes of approximately $1.8 million, as a result of the sale of our interest in NatureSmart. Cash flows from discontinued operations in the accompanying condensed consolidated statement of cash flows for the twenty-eight weeks ended April 14, 2002 include net proceeds totaling approximately $15 million from the sale during the first quarter of the facility in Thornton, Colorado that was used by NatureSmart.

Liquidity and Capital Resources and Changes in Financial Condition
We generated cash from operating activities of approximately $116.1 million and $75.3 million for the twenty-eight weeks ended April 14, 2002 and April 8, 2001, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

The Company has a $220 million revolving line of credit available through June 28, 2003. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At April 14, 2002, approximately $61 million was drawn and approximately $155 million was available under the agreement. Subsequent to the end of the second fiscal quarter, we paid down $16 million on our line of credit and had $45 million drawn at May 17, 2002. At September 30, 2001, approximately $90 million was drawn and approximately $126 million was available under the agreement. The average interest rate on amounts outstanding under this agreement at April 14, 2002 was approximately 2.88%. The Company has zero coupon convertible subordinated debentures outstanding with a carrying value of approximately $141 million at April 14, 2002. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $309 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount totaling approximately $148 million, $189 million and $242 million, respectively. The Company, at its option, may elect to pay any such purchase price in cash or in shares of common stock, or any combination thereof. We also have outstanding at April 14, 2002 approximately $28.6 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Subsequent to the end of the second fiscal quarter, we paid our annual principal installment and have outstanding approximately $22.9 million at May 17, 2002. Net cash provided by financing activities was approximately $10.4 million and $31.2 million for the twenty-eight weeks ended April 14, 2002 and April 8, 2001, respectively.

Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and to lesser extent, the resultant increase in working capital requirements. We estimate that cash requirements to open a new store will range from $2 million to $16 million, after giving effect to any landlord construction allowance. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of May 17, 2002 we had signed leases for 20 new stores averaging approximately 37,000 square feet in size. We expect to open or acquire approximately 15 to 20 new stores per year, including relocations of existing stores, in each of the next two fiscal years. We will incur additional capital expenditures in the current fiscal year in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the first quarter the Company completed the acquisition of three Harry's Farmer's Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $123.6 million and $96.8 million for the twenty-eight weeks ended April 14, 2002 and April 8, 2001, respectively. We expect that planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations and long-term debt. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On March 25, 2002, the Company held its annual meeting of shareholders at which shareholders were asked the following:

(i) to elect to the Board of Directors two directors to serve a three-year term expiring at the annual meeting of shareholders in 2005;

(ii) to approve an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock from 100 million to 150 million shares; and,

(iii) to approve an amendment to the Company's 1992 Incentive Stock Option Plan for Team Members ("Team Member Plan") to increase the number of shares of the Company's common stock reserved for issuance under the Team Member Plan from 14.4 million to 16.4 million shares.

Voting results were as follows:

                                                          For             Against         Abstaining
                                                      ----------        ---------        ----------
(i)   Director elections:
       Avram J. Goldberg                               49,788,965          243,702           147,774
       Linda A. Mason                                  49,939,876           92,791           147,774

(ii)  Amendment to Articles of Incorporation           49,119,692          979,316            81,443

(iii) Amendment to Team Member Plan                    46,375,617        3,676,045           128,779

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended April 14, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.
Registrant

Date:  May 21, 2002                          By:   /s/ Glenda Flanagan
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