Form 10-Q
period 2002-07-07
WHOLE FOODS MARKET INC
filed 2002-08-16
CIK 865436

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 7, 2002; or

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

The number of shares of the registrant's common stock, no par value, outstanding as of July 7, 2002 was 57,480,244 shares.

Whole Foods Market, Inc.
Form 10-Q
Table of Contents



                                                                                                          Page
                                                                                                         Number
---------------------------------------------------------------------------------------------------------------
                                      Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets, July 7, 2002 (unaudited) and September 30, 2001                       3

Condensed Consolidated Income Statements (unaudited), for the twelve and forty weeks
   ended July 7, 2002 and July 1, 2001                                                                       4

Condensed Consolidated Statements of Cash Flows (unaudited), for the forty weeks
   ended July 7, 2002 and July 1, 2001                                                                       5

Notes to Condensed Consolidated Financial Statements (unaudited)                                             6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                          13

                                      Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                                                    13

Signature                                                                                                   14

---------------------------------------------------------------------------------------------------------------

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.
Condensed Consolidated Balance Sheets
July 7, 2002 (Unaudited) and September 30, 2001
(In thousands)

Assets

                                                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                                     $   16,207            1,843
Trade accounts receivable                                                                         30,429           24,859
Merchandise inventories                                                                          106,586           98,616
Prepaid expenses and other current assets                                                         19,888           17,700
-------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                          173,110          143,018
Property and equipment, net of accumulated depreciation and amortization                         619,947          542,986
Long-term investments                                                                              4,691            4,706
Goodwill                                                                                          80,675           67,258
Intangible assets, net of accumulated amortization                                                23,320           24,028
Other assets                                                                                      28,615           28,800
Net assets of discontinued operations                                                              3,000           18,375
-------------------------------------------------------------------------------------------------------------------------
                                                                                              $  933,358          829,171
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

                                                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current installments of long-term debt and capital lease obligations                          $    5,789            5,944
Trade accounts payable                                                                            77,240           50,468
Accrued payroll, bonus and employee benefits                                                      58,013           41,265
Other accrued expenses                                                                            54,116           58,659
-------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                     195,158          156,336
Long-term debt and capital lease obligations, less current installments                          164,299          250,705
Other long-term liabilities                                                                       16,115           12,773
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                             375,572          419,814
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, 150,000 and 100,000 shares
   authorized, 57,842 and 55,114 shares issued, 57,480 and
      54,770 shares outstanding in 2002 and 2001, respectively                                   331,951          251,679
Common stock in treasury, at cost                                                                      -           (5,369)
Accumulated other comprehensive income                                                               310              (30)
Retained earnings                                                                                225,525          163,077
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                       557,786          409,357
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------------------------------------
                                                                                              $  933,358          829,171
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(In thousands except per share amounts)



                                                                Twelve weeks ended                  Forty weeks ended
                                                             July 7,           July 1,           July 7,          July 1,
                                                              2002              2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Sales                                                      $  648,763          535,584         2,052,351        1,695,679
Cost of goods sold and occupancy costs                        422,618          347,867         1,343,385        1,106,923
-------------------------------------------------------------------------------------------------------------------------
   Gross profit                                               226,145          187,717           708,966          588,756
Direct store expenses                                         161,409          134,868           512,854          429,247
-------------------------------------------------------------------------------------------------------------------------
   Store contribution                                          64,736           52,849           196,112          159,509
General and administrative expenses                            22,919           21,473            74,080           63,984
Pre-opening and relocation costs                                3,273              941            10,894            5,600
-------------------------------------------------------------------------------------------------------------------------
   Operating income                                            38,544           30,435           111,138           89,925
Other income (expense):
Interest expense                                               (2,195)          (3,926)           (8,637)         (14,224)
Investment and other income                                       451              357             1,579            1,314
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes       36,800           26,866           104,080           77,015
Provision for income taxes                                     14,720           10,746            41,632           30,806
Equity in losses of unconsolidated affiliate                        -                -                 -              126
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                           22,080           16,120            62,448           46,083
Discontinued operations, net of income taxes                        -                -                 -           12,304
-------------------------------------------------------------------------------------------------------------------------
   Net income                                              $   22,080           16,120            62,448           58,387
-------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
   Income from continuing operations                       $     0.39             0.30              1.11             0.86
   Discontinued operations, net of income taxes                     -                -                 -             0.23
-------------------------------------------------------------------------------------------------------------------------
   Basic earnings per share                                $     0.39             0.30              1.11             1.09
-------------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding                         57,113           53,750            56,022           53,423
-------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   Income from continuing operations                       $     0.36             0.29              1.04             0.83
   Discontinued operations, net of income taxes                     -                -                 -             0.22
-------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share                              $     0.36             0.29              1.04             1.05
-------------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding                         64,213           59,396            63,113           55,773
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                                    Forty weeks ended
                                                                                                 July 7,          July 1,
                                                                                                  2002             2001
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Income from continuing operations                                                             $   62,448           46,083
Adjustment to reconcile income from continuing operations
   to net cash provided by operating activities:
     Depreciation and amortization                                                                65,634           59,143
     Net (gain) loss on disposal of fixed assets                                                   2,452              (46)
     Rent differential                                                                               622              467
     Change in LIFO reserve                                                                        2,500            2,851
     Interest accretion on long-term debt                                                          5,395            5,296
     Tax benefit related to exercise of employee stock options                                    21,549            4,797
     Net change in current assets                                                                (12,166)         (18,397)
     Net change in current liabilities                                                            38,108           13,522
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                     186,542          113,716
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Acquisition of property and equipment                                                         (39,035)         (36,168)
   Development costs of new store locations                                                      (77,412)         (80,142)
   Acquisition of intangible assets                                                               (1,241)          (4,894)
   Payments for purchase of acquired entities, net of cash acquired                              (36,105)               -
   Other investing activities                                                                     (4,753)               -
-------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                      (158,546)        (121,204)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Net proceeds from long-term borrowings                                                         32,000           25,000
   Issuance of common stock                                                                       64,092           13,579
   Payments on long-term debt and capital lease obligations                                     (123,956)         (43,574)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                            (27,864)          (4,995)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from discontinued operations:

     Net cash provided by discontinued operations                                                 14,232           15,160
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                         14,364            2,677
Cash and cash equivalents at beginning of period                                                   1,843              395
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $   16,207            3,072
-------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Interest paid                                                                              $    3,665            8,910
-------------------------------------------------------------------------------------------------------------------------
   Federal and state income taxes paid                                                        $   18,537           20,077
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)
July 7, 2002

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring accruals as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include accounting for depreciation and amortization, inventory, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, asset impairment charges, store closure costs, goodwill valuation, income taxes and contingencies. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended September 30, 2001.

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

                                                                Twelve weeks ended                  Forty weeks ended
                                                             July 7,           July 1,           July 7,          July 1,
                                                              2002              2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Net income (numerator for basic earnings per share)        $   22,080           16,120            62,448           58,387
Interest on 5% zero coupon convertible subordinated
   debentures, net of income taxes                                983              933             3,250                -
-------------------------------------------------------------------------------------------------------------------------
Adjusted net income (numerator for diluted earnings
   per share)                                              $   23,063           17,053            65,698           58,387
-------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding (denominator
   for basic earnings per share)                               57,113           53,750            56,022           53,423
Potential common shares outstanding:
   Assumed conversion of 5% zero coupon convertible
     subordinated debentures                                    3,286            3,286             3,286                -
   Assumed exercise of stock options                            3,814            2,360             3,805            2,350
-------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding and
   potential additional common shares outstanding
   (denominator for diluted earnings per share)                64,213           59,396            63,113           55,773
-------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                   $     0.39             0.30              1.11             1.09
-------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                 $     0.36             0.29              1.04             1.05
-------------------------------------------------------------------------------------------------------------------------

Options to purchase approximately 260,000 shares of common stock were not included in the computation of diluted earnings per share for the forty week period ended July 7, 2002 because their effect would have been antidilutive. Options to purchase approximately 2,122,000 shares and 2,209,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty week periods ended July 1, 2001, respectively, because their effect would have been antidilutive. The potential conversion of approximately 3,286,000 shares of common stock related to the zero coupon convertible subordinated debentures was not included in the computations of diluted earnings per share for the forty week period ended July 1, 2001 because their effect would have been antidilutive.

(3)  Comprehensive Income

The Company's comprehensive income was comprised of net income, unrealized gains and losses on available for sale securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

                                                                Twelve weeks ended                  Forty weeks ended
                                                             July 7,           July 1,           July 7,          July 1,
                                                              2002              2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Net income                                                 $   22,080           16,120            62,448           58,387
Unrealized gain (loss), net                                      (178)               -               (15)               -
Foreign currency translation adjustment, net                      391                -               355                -
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                       $   22,293           16,120            62,788           58,387
-------------------------------------------------------------------------------------------------------------------------

(4)  Business Combinations

On October 31, 2001, we completed the acquisition of certain assets of Harry's Farmer's Markets, Inc., in exchange for approximately $36 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry's Farmers Market trade name, distribution center and other support and office facilities. This transaction was accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $8.7 million have been recorded as goodwill. Results of acquired operations are included in our condensed consolidated income statements for the period beginning October 31, 2001 through July 7, 2002.

(5)  Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective the beginning of the first quarter of fiscal year 2002. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. There was no impairment of goodwill upon adoption of SFAS 142. During the first quarter of fiscal year 2002, we acquired goodwill totaling approximately $8.7 million in connection with the Harry's Farmers Market acquisition.

Net income and earnings per share for the twelve and forty weeks ended July 1, 2001 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands, except per share data):

                                                       Twelve            Forty
                                                        weeks            weeks
-------------------------------------------------------------------------------
Reported net income                                    $16,120           58,387
Add back goodwill amortization, net                        519            1,347
-------------------------------------------------------------------------------
Adjusted net income                                    $16,639           59,734
-------------------------------------------------------------------------------

Basic earnings per share:
   Reported net income                                  $0.30              1.09
   Add back goodwill amortization, net                   0.01              0.03
-------------------------------------------------------------------------------
   Adjusted net income                                  $0.31              1.12
-------------------------------------------------------------------------------

Diluted earnings per share:
   Reported net income                                  $0.29              1.05
   Add back goodwill amortization, net                   0.01              0.02
-------------------------------------------------------------------------------
   Adjusted net income                                  $0.30              1.07
-------------------------------------------------------------------------------

All of the Company's acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to twenty-six years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the first quarter of fiscal year 2002, we acquired intangible assets totaling approximately $1.1 million in connection with the Harry's Farmers Market acquisition. Amortization associated with intangible assets totaled approximately $0.7 million and $2.8 million for the twelve and forty weeks ended July 7, 2002, respectively, and approximately $1.3 million and $4.4 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

                                                                  July 7, 2002                    September 30, 2001
                                                         Gross carrying      Accumulated     Gross carrying     Accumulated
                                                             amount         amortization         amount        amortization
----------------------------------------------------------------------------------------------------------------------------
Contract-based                                             $   28,732           (7,825)           28,098           (6,151)
Marketing-related and other                                $    4,235           (1,822)            4,144           (2,063)
----------------------------------------------------------------------------------------------------------------------------

Amortization associated with the net carrying amount of intangible assets at July 7, 2002 is estimated to be $0.7 million for the remainder of fiscal year 2002, $2.6 million in fiscal year 2003, $2.3 million in fiscal year 2004, $2.3 million in fiscal year 2005 and $1.7 million in fiscal year 2006.

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

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in May 2002. The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. We will adopt SFAS No. 145 in the first quarter of fiscal year 2003. The adoption of SFAS No. 145 will have no impact on our consolidated financial statements

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", in July 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are evaluating the impact of the adoption of SFAS No. 146 on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 133 stores as of July 7, 2002. We operate in one reportable segment, natural foods supermarkets. We have one store in Toronto, Canada. All of our remaining operations are domestic. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Critical Accounting Policies

The Company's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements. The preparation of these condensed consolidated financial statements, in conformity with generally accepted accounting principles, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. We use estimates when accounting for depreciation and amortization, allowance for doubtful accounts, inventory, long-term investments, team member benefit plans, team member health insurance plans, asset impairment charges, store closing costs, goodwill valuation, income taxes, disposal of discontinued operations and contingencies. Actual results may differ from these estimates. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

Results of Operations

The following table sets forth the Company's results of operations data expressed as a percentage of sales:

                                                                Twelve weeks ended                  Forty weeks ended
                                                             July 7,           July 1,           July 7,          July 1,
                                                              2002              2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Sales                                                        100.0%            100.0%           100.0%            100.0%
Cost of goods sold and occupancy costs                        65.1              65.0             65.5              65.3
-------------------------------------------------------------------------------------------------------------------------
   Gross profit                                               34.9              35.1             34.5              34.7
Direct store expenses                                         24.9              25.2             25.0              25.3
-------------------------------------------------------------------------------------------------------------------------
   Store contribution                                         10.0               9.9              9.6               9.4
General and administrative expenses                            3.5               4.0              3.6               3.8
Pre-opening and relocation costs                               0.5               0.2              0.5               0.3
-------------------------------------------------------------------------------------------------------------------------
   Operating income                                            5.9               5.7              5.4               5.3
Other income (expense):
Interest expense                                              (0.3)             (0.7)            (0.4)             (0.8)
Investment and other income                                    0.1               0.1              0.1               0.1
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes       5.7               5.0              5.1               4.5
Provision for income taxes                                     2.3               2.0              2.0               1.8
Equity in losses of unconsolidated affiliate                   -                 -                -                 -
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                           3.4               3.0              3.0               2.7
Discontinued operations, net of income taxes                   -                 -                -                 0.7
-------------------------------------------------------------------------------------------------------------------------
   Net income                                                  3.4%              3.0%             3.0%              3.4%
=========================================================================================================================
Figures may not add due to rounding.

                                                                    Page 9 of 14

Sales

Sales increased 21.1% and 21.0% for the twelve and forty weeks ended July 7, 2002, respectively, compared to the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 10.5% and 10.0%, respectively, and 17% year-over-year square footage growth. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude three relocated stores, increased for the twelve and forty weeks ended July 7, 2002 approximately 9.5% and 8.6%, respectively. Comparable and identical store sales increases resulted largely from an increase in the number of customer transactions, with basket size increasing slightly. We believe this was caused by a combination of various factors, including but not limited to: an increase in new customers who generally have a lower average basket size, more in-store emphasis on our value image and private label line in some parts of the country and changes in customers' buying habits who may be trading down to lower priced items or perhaps shopping more often.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company's gross profit as a percentage of sales for the twelve and forty weeks ended July 7, 2002 was approximately 34.9% and 34.5%, respectively, compared to approximately 35.1% and 34.7%, respectively, for the same periods of the prior fiscal year. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. Gross profit margins for the twelve and forty weeks have been negatively impacted by the first quarter acquisition of the three Harry's stores, which have lower than average margins. Gross profit margins at comparable stores for the twelve and forty weeks ended July 7, 2002 increased 33 and 23 basis points, respectively, to approximately 35.7% and 35.4%, respectively. This increase was due to various factors including increased national buying and private label initiatives which continue to lower the cost of product purchased on a national basis, and continued improvement in store execution with respect to product procurement, merchandising and controlling spoilage.

Store Contribution

Store contribution consists of gross profit less direct store expenses. For all stores, store contribution as a percentage of sales was approximately 10.0% and 9.6% for the twelve and forty weeks ended July 7, 2002, respectively, compared to approximately 9.9% and 9.4%, respectively, for the same periods of the prior fiscal year. For comparable stores, store contribution as a percentage of sales was approximately 11.1 % and 10.5% for the twelve and forty weeks ended July 7, 2002, respectively, partially driven by a 73 and 55 basis point decrease in direct store expenses, respectively. For all stores, direct store expenses as a percentage of sales was approximately 24.9% and 25.0% for the twelve and forty weeks ended July 7, 2002, respectively, compared to approximately 25.2% and 25.3%, respectively, for the same periods of the prior fiscal year. These decreases reflect a greater focus on leveraging of labor and other direct expenses. Higher operating expenses of new stores continue to have a partially offsetting impact.

General and Administrative Expenses

General and administrative expenses as a percentage of sales were approximately 3.5% and 3.6% for the twelve and forty weeks ended July 7, 2002, respectively, compared to approximately 4.0% and 3.8%, respectively, for the same periods of the prior fiscal year. Current year general and administrative expenses reflect lower amortization expense related to the adoption of SFAS No. 142 and the expiration of certain assets related to non-compete agreements, which were partially offset by the increased costs of infrastructure for the new South region. Whole Foods Market has historically been able to expand without significant increases in general and administrative costs.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities and other related expenses. Pre-opening costs for the twelve and forty weeks ended July 7, 2002 consist primarily of costs associated with the opening of one new store during the first fiscal quarter, three new stores during the second fiscal quarter and four new stores and a non-retail facility during the third quarter. Relocation costs for the twelve and forty weeks ended July 7, 2002 consist primarily of costs associated with the relocation of one store during the first fiscal quarter, one store and two non-retail facilities during the second fiscal quarter, and one non-retail facility during the third fiscal quarter. In the prior year, pre-opening and relocation costs for the twelve and forty weeks consisted primarily of costs associated with our openings of three new stores during the first fiscal quarter, two new stores and one relocated store during the second fiscal quarter and two new stores during the third fiscal quarter.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the twelve and forty weeks ended July 7, 2002 totaled approximately $2.2 million and $8.6 million, respectively, compared to approximately $3.9 million and $14.2 million, respectively, for the same periods of the prior fiscal year. These decreases are primarily due to lower interest rates and lower amounts outstanding under the Company's bank line of credit in fiscal 2002. Capitalized interest for the twelve and forty weeks ended July 7, 2002 totaled approximately $0.3 million and $1.1 million, respectively, compared to approximately $0.4 million and $1.7 million, respectively, for the same periods of the prior fiscal year.

Investment and Other Income

Investment and other income consists primarily of interest, rental and other income. Investment and other income for the twelve and forty weeks ended July 7, 2002 totaled approximately $0.5 million and $1.6 million, respectively, compared to approximately $0.4 million and $1.3 million, respectively, for the same periods of the prior fiscal year.

Discontinued Operations

Pursuant to a formal plan adopted in fiscal year 2000, the NatureSmart nutritional supplements business has been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. Discontinued operations had no impact on the accompanying condensed consolidated income statements for the twelve and forty weeks ended July 7, 2002. In the second quarter of the prior fiscal year, we recorded an adjustment to discontinued operations of approximately $12.3 million, net of income taxes of approximately $1.8 million, as a result of the sale of our interest in NatureSmart. Cash flows from discontinued operations in the accompanying condensed consolidated statement of cash flows for the forty weeks ended July 7, 2002 include net proceeds totaling approximately $15 million from the sale during the first quarter of the facility in Thornton, Colorado that was used by NatureSmart.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash from operating activities of approximately $186.5 million and $113.7 million for the forty weeks ended July 7, 2002 and July 1, 2001, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

The Company has a $220 million revolving line of credit available through July 14, 2003. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At July 7, 2002, approximately $4 million was drawn and approximately $212 million was available under the agreement. Subsequent to the end of the third fiscal quarter, we paid down an additional $4 million. At September 30, 2001, approximately $90 million was drawn and approximately $126 million was available under the agreement. The average interest rate on amounts outstanding under this agreement at July 7, 2002 was approximately 2.88%. The Company has zero coupon convertible subordinated debentures outstanding with a carrying value of approximately $143.5 million at July 7, 2002. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $309 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount totaling approximately $148 million, $190 million and $244 million, respectively. The Company, at its option, may elect to pay any such purchase price in cash or in shares of common stock, or any combination thereof. We also have outstanding at July 7, 2002 approximately $22.9 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash used in financing activities was approximately $27.9 million and $5.0 million for the forty weeks ended July 7, 2002 and July 1, 2001, respectively.

Whole Foods Market's principal capital requirements have been the funding of the development or acquisition of new stores and to lesser extent, the resultant increase in working capital requirements. We estimate that cash requirements to open a new store will range from $2 million to $16 million, after giving effect to any landlord construction allowance. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. We have signed leases for 22 new stores averaging approximately 38,000 square feet in size. We expect to open or acquire approximately 15 to 20 new stores per year, including relocations of existing stores, in each of the next two fiscal years. We will incur additional capital expenditures in the current fiscal year in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the first quarter the Company completed the acquisition of three Harry's Farmer's Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $158.5 million and $121.2 million for the forty weeks ended July 7, 2002 and July 1, 2001, respectively. We expect that cash generated from operations, stock option exercises and long-term debt will fund planned expansion and other anticipated working capital and capital expenditure requirements. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions.

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

Part II. Other Information

Item 6(a). Exhibits

Exhibit 99.1 - Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Exhibit 99.2 - Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Item 6(b). Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended July 7, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date:  August 16, 2002                              By:   /s/ Glenda Flanagan
      ----------------                                 -------------------------
                                                    Glenda Flanagan
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Duly authorized officer and
                                                    principal financial officer)