Form 10-K
period 2002-09-29
WHOLE FOODS MARKET INC
filed 2002-12-20
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002

COMMISSION FILE NUMBER: 0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS employment identification no.)

601 North Lamar, Suite 300
Austin, Texas 78703
(Address of principal executive offices)

Registrant’s telephone number, including area code:
512-477-4455

Securities registered pursuant to section 12(g) of the Act:
Common Stock, no par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 29, 2002 was $3,055,328,069.

The number of shares of the registrant’s common stock, no par value, outstanding as of November 29, 2002 was 58,075,886.

Whole Foods Market, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended September 29, 2002

This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. Please see “Item 1. Business—Additional Factors That May Affect Future Results” for a discussion of risks and uncertainties that may affect our business.

PART I

Item 1.    Business

General
Whole Foods Market, Inc. owns and operates the country’s largest chain of natural and organic foods supermarkets. Our Company mission is to improve the health, well-being, and healing of both people and the planet. To achieve this mission, we plan to continue to expand our retail operations to offer the highest quality and most nutritious foods to more and more customers, helping them live healthier and more vital lives. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last twenty-two years.

We opened our first store in Austin, Texas in 1980 and as of September 29, 2002, we operated 135 stores in 25 states plus the District of Columbia and Canada. Our sales have grown rapidly through new store openings, acquisitions and same store sales growth, from approximately $120 million in fiscal year 1992, excluding the effect of pooling-of-interests transactions completed since 1992, to approximately $2.7 billion in fiscal year 2002, a compounded annual growth rate of approximately 36%. Our stores currently average approximately 31,000 square feet in size and approximately $21 million in annual sales. Our stores are supported by regional distribution centers, bakehouses, commissary kitchens, a seafood processing facility, two produce procurement and field inspection offices, and a coffee roasting operation. Our goal is to become a national brand synonymous with not just natural and organic foods, but with being the best food retailer in every community in which we are located.

The Natural Products Industry
According to a leading trade publication for the industry, natural products sales grew to over $34 billion in 2001, a 7% increase over the prior year. The natural and organic products we offer in our stores include foods and beverages, dietary supplements, personal care products, household goods and educational products. Sales growth for natural and organic foods is being driven by numerous factors, including:

•	healthier eating patterns driven by a better-educated populace whose median age is increasing each year;

•
increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, growth hormones, artificial ingredients and other chemicals, and genetically engineered ingredients; and

•	environmental concerns due to the degradation of water and soil quality.

Natural foods can be defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic products are grown through methods that support and enhance the earth’s natural balance. Organic food products are produced using:

•	agricultural management practices that promote and enhance ecosystem health and use no genetically engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides or fungicides;

•	livestock management practices that promote healthy, humanely treated animals by providing organically-grown feed, fresh air and outdoor access while using no antibiotics or growth hormones; and

•	food processing practices that protect the integrity of the organic product and disallow irradiation, genetically modified organisms (“GMO’s”) or synthetic preservatives.

The Organic Rule
The rapid, consistent growth of the organics industry over the past 20 years created the need for a set of national organic standards to serve as clear guidelines for the industry and its customers as to what can be considered organic. Many individuals and groups involved in the organic industry (including Whole Foods Market and some of our vendors) worked closely with congressional representatives to help shape what eventually, after 11 years of input and revision, became the United States Department of Agriculture’s (“USDA”) Organic Rule, implemented into Federal law on October 21, 2002.

Under this new rule, all products labeled as “organic” in any form must now be certified by a USDA-accredited certifying agency. Furthermore, retailers, including Whole Foods Market, who handle, store, and sell organic products must implement measures to protect their organic integrity by:

•	preventing the commingling of organic and conventional products;

•	protecting organic products from contact with prohibited substances (such as sanitation and pest control products);

•	labeling organic products properly and clearly; and

•	keeping proper records with regard to organic handling procedures and vendor relationships.

Whole Foods Market has been protecting organic integrity for years, and we are pleased to have the USDA’s new Organic Rule as a guiding standard. We have created a comprehensive Good Organics program consisting of new merchandising, product storage and handling, and cleaning and sanitation procedures for every team dealing with organic products. All team members are trained on the basics of specific Good Organics procedures. We monitor our stores to ensure compliance and act diligently to address any concerns.

Business Strategy
Whole Foods Market is the country’s largest retailer of natural and organic products. We believe that much of our success to date is because we remain uniquely mission driven. We are highly selective about what we sell, we believe in providing an empowering work environment for our team members, and we are committed to sustainable agriculture.

Whole Foods
We obtain our products locally and from all over the world, often from small, uniquely dedicated food artisans. We strive to offer the highest quality, least processed, most flavorful and naturally preserved foods. We believe that food in its purest state – unadulterated by artificial additives, sweeteners, colorings and preservatives – is the best tasting and most nutritious food available.

Whole People
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

Whole Planet
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

Growth Strategy
Whole Foods Market’s growth strategy is to expand through a combination of new store openings and acquisitions of existing stores. We have a disciplined, opportunistic real estate and acquisition strategy, opening or acquiring stores in existing trade areas as well as new markets. Our new stores typically range between 30,000 to 50,000 square feet and are located on premium real estate sites. We have also grown through acquisitions, with approximately 35% of our store base consisting of acquired stores. As the natural foods retailing industry is highly fragmented and comprised of many smaller local and regional chains, we may continue to pursue acquisitions of smaller chains that provide access to desirable locations and markets as well as experienced team members. Such acquisitions, however, are expected to have less of an impact on our future store growth and financial results than they have had in the past primarily due to the growing base size of the Company. Our historical store growth is summarized below:

	Fiscal Year (1)
	2002	2001	2000	1999	1998
Stores at beginning of year	126	117	100	87	75
Stores opened	11	12	17	9	9
Acquired stores	3	—	3	5	6
Relocations and closures	(5)	(3)	(3)	(1)	(3)

Stores at end of year	135	126	117	100	87

Total square footage at end of year (in thousands)	4,098	3,598	3,180	2,584	2,092

(1)	Stores acquired in pooling transactions are reflected as acquired in the period in which the applicable transaction closed.

On April 22, 2002, we announced the signing of a long-term lease for a new 170,000 square foot office building to be developed in conjunction with a new 80,000 square foot landmark store in Austin. The facility has an estimated completion date of early 2005. Also, on May 1, 2002, we opened our first international store in Toronto, Ontario, Canada. As of November 29, 2002, we had signed leases for 19 stores averaging approximately 41,000 square feet in size.

Products
On average, our stores carry approximately 26,000 SKUs of food and non-food products. We have a broad product selection with a heavy emphasis on perishable foods designed to appeal to both natural foods and gourmet shoppers. Most of our products are from natural food vendors; however, we do sell a limited selection of conventional national brands that meet our quality standards.

Quality Standards
Our business is to sell the highest quality foods we can find at the most competitive prices possible. We evaluate quality in terms of nutrition, freshness, appearance and taste. Our search for quality is a never-ending process involving the careful judgment of buyers throughout the Company.

•	We carefully evaluate each and every product that we sell.

•	We feature foods that are free from artificial preservatives, colors, flavors and sweeteners.

•	We are passionate about great tasting food and the pleasure of sharing it with each other.

•	We are committed to foods that are fresh, wholesome and safe to eat.

•	We seek out and promote organically grown foods.

•	We provide food and nutritional products that support health and well being.

Product Categories
Our product categories include, but are not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), whole body (nutritional supplements, vitamins, body care and educational products such as books), floral, pet products and household products. Perishable products, defined as food and other products subject to spoilage, accounted for approximately 65% of our total retail sales in fiscal year 2002. We believe our heavy emphasis on perishable products differentiates us from conventional supermarkets and helps us to attract a broader customer base. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods.

Private Label Products
While there are several prominent national brands in the natural products industry, our private label program has comparatively strong brand recognition. We have taken advantage of this opportunity and over the last several years have expanded our private label offerings, which currently feature over 1,200 SKUs. In fiscal year 2002, we began a major expansion of our private label program with the introduction of our “365 Organic” line. At the close of fiscal year 2002, we offered approximately 30 different 365 Organic products, including organic canola oil, organic salad dressings, organic sodas, and organic apple juice. Our original “365” line of value-oriented products will continue to grow, as will our ”Whole Kids” line, which will be adding juices, cereals and other new products developed specifically for children. Our private label sales in grocery and nutrition currently account for approximately 14% of our total sales in those product categories. We also offer specialty and organic coffees and teas through our Allegro Coffee Company subsidiary.

Store Operations
Team Approach to Store Operations
We promote a strong Company culture featuring a team approach to store operations that we believe is distinctly more empowering of employees than that of the traditional supermarket. Our stores employ between 73 and 388 team members who are organized into up to eleven teams, each led by a team leader. Each team is responsible for a different product category or aspect of store operations such as customer service or the front-end which runs the customer checkout stations. Together with our regional framework, we promote a decentralized team approach to store operations in which many of the personnel, merchandising and operating decisions are made by teams at the individual store level. Because of our management structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all the department team leaders, to operate the store as efficiently and profitably as possible. Store team leaders are paid a salary plus an Economic Value Added (“EVA”™) based bonus and are eligible to receive stock options.

We believe team members are inspired by work that provides them with a greater sense of purpose and mission. For many team members, their job with us is an extension of their personal philosophy and lifestyle. Many team members feel they are contributing to the good of others by selling clean and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment. We have a program that provides paid time off to team members for working with qualified community service organizations. For the past five years, Fortune magazine has selected us as one of the “100 Best Companies to Work for in America.”

We strive to create a Company-wide consciousness of “shared fate” by uniting the self-interests of team members as closely as possible to the self-interests of our shareholders. One way we reinforce this concept is through a gainsharing program rewarding a team’s labor productivity. We also encourage stock ownership among team members through the following programs:

•	Team Member Stock Option Plan. Team members are eligible for stock options through seniority, promotion or at the discretion of senior regional or national leadership.

•	Team Member Stock Purchase Plan. Team members can purchase restricted stock at a discount through payroll deductions.

•	Team Member 401(k) Plan. Whole Foods Market stock is an investment option within our Company 401(k) plan.

Store Description
We do not have a standard store design model. Instead, each store’s design is customized to fit the size and configuration of the particular location and community in which it is located. We have transformed food shopping from a chore into a dynamic experience by building and operating stores with colorful décor, well-trained team members, exciting product mixes, teams of in-store chefs, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, prepared foods stations and European-style charcuterie departments. To further a sense of community and interaction with customers, our stores typically include sit-down eating areas, customer comment boards and customer service booths. We have “Take Action” centers for our customers who want to be informed on important issues relative to environmental, legislative, food safety and product quality issues that can directly affect our customers’ health and well being. In addition, some stores offer special services such as massage, valet parking and home delivery. Whole Foods Market stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Site Selection
Each of our stores is generally located in a high-traffic shopping area and is either freestanding or in a strip center. In selecting store locations, we use an internally developed model to analyze potential markets based on various criteria such as education levels, population density and income levels. Approximately 87% of our existing stores are located in the top fifty statistical metropolitan areas. We primarily seek to open large format stores which range in size between 30,000 to 50,000 square feet and are located on premier real estate sites, often in urban, high population locales. After we have selected a target site, our site consultants do a comprehensive site study and sales projection. Potential sites must pass EVA hurdles. The 19 stores currently under development average approximately 41,000 square feet.

New stores typically open approximately 12 to 24 months after a store lease is signed. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three years, our new store investment has averaged approximately $8.6 million. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. Pre-opening expenses have averaged approximately $600,000 per store over the past three years.

Purchasing and Distribution
Our buyers purchase products for retail sale from local, regional and national wholesale suppliers and vendors. Over the last few years, we have shifted the majority of our purchasing operations from the store to the regional and national level. By purchasing on a regional and national level, we are able to negotiate better volume discounts with major vendors and distributors. We own and operate eight regional distribution centers across the country. The largest of our regional distribution centers, the Southwest Distribution Center in Austin, Texas, distributes natural products to our stores in Texas, Louisiana, Colorado, Kansas and New Mexico.

Our other regional distribution centers primarily distribute produce and our private label products to our stores in their respective regions. In addition, we own a seafood wharf, two produce procurement centers, and a specialty coffee roaster and distributor and have established regional commissaries and bakehouses, all of which distribute products to our stores.

Marketing
We spend less on advertising than conventional supermarkets, instead relying primarily on word-of-mouth recommendations from our customers. We allocate our marketing budget among region-wide programs, our individual stores’ marketing efforts, and a national brand awareness initiative focusing primarily on national and major market public relations and consumer research. Our stores spend most of their marketing budgets on in-store marketing signs and other materials, store events such as taste fairs, classes, tours and product samplings. To create goodwill and maintain a high profile within the community, each store also has a separate budget for making contributions to a variety of philanthropic and community activities. We presently contribute at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Customer Service
One of our core values as a Company is to satisfy and delight our customers. We want to meet or exceed their expectations on every shopping trip. We know that by doing so we turn customers into advocates for our business. Advocates do more than shop with us, they talk about Whole Foods Market to their friends and others. We want to serve our customers competently, efficiently, knowledgeably and with flair. We generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store “Take Action” centers as well as on our corporate web site at www.wholefoodsmarket.com, which features hundreds of recipes and a library of information about environmental, legislative, food safety and product quality issues.

Team Members
For the past five years, our team members have helped Whole Foods Market be selected as one of the Fortune magazine’s “100 Best Companies to Work for in America.” As of September 29, 2002, we had approximately 24,100 team members, including approximately 20,400 full-time, 2,500 part-time and 1,200 temporary team members. We are proud that approximately 90% of our permanent team members are full-time team members, which we believe is very high for the food retailing industry. We sponsor a self-insured health care benefits plan for participating team members. In Texas, we reserve for job-related injury claims as they occur rather than subscribing to a workers’ compensation insurance program for our team members. All of our full-time and part-time team members are eligible to receive stock options. Our Madison, WI store is the Company’s only store represented by a labor union. A vote to appoint the union as legal representative of this store was certified on September 7, 2002, and we are currently engaged in collective bargaining negotiations.

Economic Value Added
We use EVA to evaluate our business decisions and as a basis for determining incentive compensation. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge for the cost of capital necessary to generate that profit. One of our core strengths is our decentralized culture, where decisions are made at the store level, close to the customer. This is one of our strongest competitive advantages, and we believe that EVA is the framework that team members can use to help make decisions that will create sustainable shareholder value.

We use EVA extensively for capital investment decisions, including evaluating new store real estate decisions and store remodeling proposals. We are turning down projects that do not add value to the Company in the short- or long-term. The EVA decision-making model is also enhancing operating decisions in stores. Our emphasis is on EVA improvement, as we want to challenge our teams to continue to innovate and grow EVA in new ways. We believe that opportunities always exist to increase sales and margins, to lower operating expenses and to make investments that add value in ways that benefit all of our stakeholders. We believe that focusing on EVA improvement encourages continuous improvement of our business.

Over 400 leaders throughout the Company are now on EVA-based incentive compensation plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team in all stores. Incentive compensation for each of these groups is determined based on relevant EVA measures at different levels, including the total company level, the regional level, the store or facility level, and the team level. We believe using EVA in a multi-dimensional approach best measures the results of decisions made at different levels of the Company. We expect to continue to expand the use of EVA as a significant component of our compensation structure throughout the Company in the coming years.

The following table sets forth selected EVA information based on a 10% weighted average cost of capital and a 40% tax rate for the fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000 (in thousands):

	2002	2001	2000
Net operating profit after tax (NOPAT)	$92,702	76,087	63,428
Capital charge	103,720	96,652	85,383

EVA	(11,018)	(20,565)	(21,955)

Increase (decrease) in EVA	9,547	1,390	(3,049)

Competition
Food retailing is a large, intensely competitive industry. Our competitors include local, regional and national conventional and specialty supermarkets, smaller specialty stores and restaurants.

Natural and organic foods are one of the fastest growing segments of food retailing today. Most supermarkets offer at least a limited selection of these products, while some have chosen to expand their selection more aggressively. We have found it works to our benefit for conventional supermarkets to offer natural and organic products for two reasons. First, it helps fulfill our Company mission of improving the health, well-being and healing of both people and the planet. Second, it helps create new customers for us by creating a gateway experience. As more people are exposed to the benefits of natural and organic products, they are more likely to become Whole Foods Market customers as we are the category leader for natural and organic products, offering what we believe is the largest selection and most informed customer service at competitive prices.

Government and Public Affairs
Our stores are subject to various federal, state and local laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages.

The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act (“FFDC Act”). The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act. We believe we are in material compliance with product labeling requirements.

Margaret Wittenberg, our Vice President of Governmental and Public Affairs, has served on numerous government boards and industry committees to create and strengthen the USDA’s Organic Rule (implemented into Federal law on October 21, 2002) and to counsel the USDA and the EPA on pesticide tolerance levels, the use and labeling of GMO’s in the food chain and preserving marine fisheries.

Trademarks
Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” “Whole Foods Market 365 Everyday Value,” “365 Organic Everyday Value,” “Allegro Coffee Company,” “Bread & Circus,” “Harry’s Farmers Market,” “Whole Kids” and “Whole Foods, Whole People, Whole Planet.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

WholeFoodsMarket.com
Our corporate website at www.wholefoodsmarket.com provides detailed information about our Company and history, product offerings and store locations, as well as a database of financial and other press releases. It also features hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. As with our stores, the focus of our web site is customer service. We believe our web site provides us with an opportunity to deepen our relationships with customers and investors, educate them on a variety of issues, and improve our service levels.

We have included our web site address only as an inactive textual reference. The information contained on our web site is not incorporated by reference into this Form 10-K.

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

Our Growth Is Partially Dependent on New Store Openings and Acquisitions
Our strategy is to expand through a combination of new store openings and, to a lesser extent, acquisitions of existing stores. Successful implementation of this strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that our expansion strategy can be successfully executed.

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

We May Experience Significant Fluctuations in Our Comparable Store Sales
While our comparable store sales increases for the last ten years have averaged 9%, our comparable store sales in the future could fluctuate or be lower than our historical average for many reasons including new and acquired stores entering into the comparable store base, the opening of new stores in existing markets which cannibalize existing store sales, increased competition, price changes in response to competitive factors, and possible supply shortages. In addition, we plan to change all of our store brands to Whole Foods Market which may temporarily have a negative impact on our sales. Results of operations may be materially impacted by fluctuations in our comparable store sales as it becomes more difficult to leverage expenses at a lower level of sales.

We May Experience Significant Fluctuations in Our Quarterly Operating Results
Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in store operating costs, possible supply shortages and potential uninsured casualty losses or other losses. In addition, our quarterly operating results may fluctuate significantly as the result of the timing of new store openings, the timing of acquisitions, the range of operating results generated from newly opened stores and changes in estimates associated with the disposal of discontinued operations. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings.

Capital Needed for Expansion May Not Be Available
The acquisition of existing stores, the opening of new stores and the development of new production and distribution facilities require significant amounts of capital. In the past, our growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt and internally generated cash flow. These and other sources of capital may not be available to us in the future. In addition, restrictive covenants that may be imposed by our lenders may restrict our ability to fund our growth.

Increased Competition May Have an Adverse Effect on Profitability
Our competitors currently include other natural foods supermarkets, conventional and specialty supermarkets, other natural foods stores, small specialty stores and restaurants. These businesses compete with us in one or more product categories. In addition, some traditional and specialty supermarkets are expanding more aggressively in marketing a range of natural foods, thereby competing directly with us for products, customers and locations. Some of these potential competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

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

Legal Proceedings Could Materially Impact Our Results
From time to time we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business. Although not currently anticipated by management, our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

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

Union Attempts to Organize Our Team Members and Informational Picketing May Disrupt Our Business
Unions may from time to time attempt to organize our team members or portions of our team member base at certain stores or non-retail facilities. Responding to such organization attempts requires substantial management and team member time and can be disruptive to operations. In addition, our new and existing stores have from time to time been subjected to informational picketing and negative publicity campaigns by members of various local trade unions. These informational pickets and campaigns may have the effect of lowering the sales volumes of new or existing stores.

Acquired Operations May Experience Integration Issues
By acquiring new stores in the last several years, we have materially increased the scope of our operations by entering new markets and increasing the number of stores we operate. There can be no assurance that comparable store sales of acquired stores will increase to or be maintained at the level achieved by our existing stores. Additionally, the operations of acquired stores may be adversely affected as a result of the introduction of our decentralized team approach to store operations or the response of customers to the changes in operations and merchandising mix that we may make. The integration of acquired operations into our operations will require the dedication of management resources that may temporarily detract attention from our day-to-day business.

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

Released by the USDA in December 2000, with full implementation into law on October 21, 2002, the new Organic Rule facilitates interstate commerce and marketing of fresh and processed food that is organically produced and will provide an assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule might pose an unbearable burden on some of our suppliers that may cause a disruption in some of our product offerings.

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

Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business
There is no assurance that quality natural and organic products will be available to meet our future needs. If conventional supermarkets increase their natural and organic product offerings and if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a material impact on our overall sales and cost of goods. Our largest supplier, United Natural Foods, Inc., accounted for approximately 14% of our total purchases in fiscal year 2002.

Our Stock Price Is Volatile
The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors include variations in our earnings results, changes in earnings estimates by securities analysts, publicity regarding us, our competitors, the natural products industry generally, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically, sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors.

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

Information System Upgrades or Integrations May Disrupt Our Operations or Financial Reporting
We continually evaluate and upgrade our management information systems. We have completed a number of acquisitions in recent years, and information systems of some of the acquired operations have not been fully integrated with our information systems. Although we do not anticipate any disruption in our operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that the desired benefits from the system upgrades will be realized.

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

Self-Insured Benefits Plan Claims Could Materially Impact Our Results
We provide self-insured, voluntary team member benefits plans that provide, among other benefits, health care benefits to participating team members. The plans are designed to provide specified levels of coverage, with excess insurance coverage provided by a commercial insurer. Costs of health care have risen significantly in recent years, and we expect this trend to continue. Although not currently anticipated by management, our results could be materially impacted by claims and other expenses related to such plans.

Investment Losses Could Adversely Impact Our Results
We have investments of approximately $4.4 million in both common and preferred equity securities of Gaiam.com, a non-public Internet company, and a marketable equity investment in Gaiam, Inc., its parent company. Many factors outside of our control determine whether or not our investments will be successful. Such factors include the ability of an investee to obtain additional financing or to achieve commercial success with its products or services. Accordingly, there can be no assurances that these investments will maintain their fair value or that we will be able to recover the carrying amount of these investments.

Results of Examinations by the Internal Revenue Service and Other Taxing Authorities Could Materially Impact Our Results
We are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Although not currently anticipated by management, our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

Item 2.    Properties

At September 29, 2002, we operated 135 stores in 25 states, the District of Columbia and Canada. We own store locations in New Orleans, Berkeley and Atlanta. We also own a building in Austin, Texas which houses one of our stores, the corporate headquarters and a bookstore. The underlying property is leased from a third party under a ground lease which has a remaining base term of approximately 11 years plus ten options to renew for five years each. On November 20, 2001 we completed the sale of the facility in Thornton, Colorado that was associated with discontinued operations. On December 11, 2002, we completed the sale of an undeveloped property in Westminster, Colorado that was associated with discontinued operations. All other stores, distribution centers, bake houses and administrative facilities are leased, with expiration dates ranging from one to 38 years. We have options to renew most of our leases with renewal periods ranging from 5 to 50 years. The following table shows the number of our stores by state, the District of Columbia and Canada as of September 29, 2002:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Arizona	1	Kansas	1	New York	2
California	32	Louisiana	1	North Carolina	5
Colorado	3	Maryland	7	Oregon	1
Canada	1	Massachusetts	13	Pennsylvania	6
Connecticut	1	Michigan	5	Rhode Island	2
District of Columbia	3	Minnesota	2	Texas	13
Florida	6	Missouri	1	Virginia	7
Georgia	5	New Jersey	5	Washington	1
Illinois	8	New Mexico	2	Wisconsin	1

Item 3.    Legal Proceedings

From time to time, the Company is involved in lawsuits that we consider to be in the normal course of business which have not resulted in any material losses to date.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market under the symbol WFMI. The following sets forth the high and low sales prices of the Company’s common stock for the last two fiscal years:

	High	Low
Fiscal Year 2002
October 1, 2001 to January 20, 2002	$46.50	$29.64
January 21, 2002 to April 14, 2002	47.50	37.50
April 15, 2002 to July 7, 2002	51.17	41.41
July 8, 2002 to September 29, 2002	49.60	35.47

Fiscal Year 2001
September 25, 2000 to January 14, 2001	$31.88	$22.13
January 15, 2001 to April 8, 2001	29.81	19.47
April 9, 2001 to July 1, 2001	29.42	19.99
July 2, 2001 to September 30, 2001	35.87	25.50

The Company had 1,331 record holders of its common stock as of November 29, 2002.

On June 4, 2001 the Company effected a 2-for-1 stock split of the Company’s common stock in the form of a 100% stock dividend. All applicable amounts have been restated to reflect the stock split.

The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company’s present bank credit agreement contains certain restrictive covenants that include the prohibition of the payment of dividends on common stock.

Item 6.    Selected Consolidated Financial Data

Whole Foods Market, Inc.
Summary Financial Information
(in thousands, except per share and operating data)

	Sept 29, 2002	Sept 30, 2001	Sept 24, 2000	Sept 26, 1999	Sept 27, 1998
Consolidated Statements of Operations Data (1) (2)
Sales	$2,690,475	2,272,231	1,838,630	1,492,519	1,308,070
Cost of goods sold and occupancy costs	1,757,213	1,482,477	1,205,096	985,000	873,088

Gross profit	933,262	789,754	633,534	507,519	434,982
Direct store expenses	675,760	574,503	460,044	363,892	313,698

Store contribution	257,502	215,251	173,490	143,627	121,284
General and administrative expenses	95,871	82,440	60,054	58,511	45,931
Goodwill amortization	—	3,129	2,246	1,198	1,153
Pre-opening and relocation costs	12,485	8,539	10,497	5,914	3,979
Store closure and asset disposal costs	—	9,425	—	5,940	—
Merger expenses	—	—	—	—	1,699

Operating income	149,146	111,718	100,693	72,064	68,522
Other income (expense):
Interest expense	(10,384)	(17,891)	(15,093)	(8,248)	(7,677)
Investment and other income (loss)	2,056	1,628	(8,015)	1,800	2,303

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	140,818	95,455	77,585	65,616	63,148
Provision for income taxes	56,327	38,182	34,584	25,590	23,454
Equity in losses of unconsolidated affiliates	—	5,626	14,074	—	—

Income from continuing operations before cumulative effect of change in accounting principle	84,491	51,647	28,927	40,026	39,694
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	—	(9,415)	2,129	5,701
Gain (loss) on disposal, net of income taxes	—	16,233	(23,968)	—	—

Income (loss) before cumulative effect of change in accounting principle	84,491	67,880	(4,456)	42,155	45,395
Cumulative effect of change in accounting principle, net of income taxes	—	—	(375)	—	—

Net income (loss)	$84,491	67,880	(4,831)	42,155	45,395

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$1.50	0.96	0.55	0.76	0.76
Income (loss) from discontinued operations, net of income taxes	—	0.30	(0.63)	0.04	0.11
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.01)	—	—

Net income (loss)	$1.50	1.26	(0.09)	0.80	0.87

Weighted average shares outstanding	56,385	53,664	52,248	52,748	52,318

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$1.40	0.92	0.53	0.73	0.72
Income (loss) from discontinued operations, net of income taxes	—	0.29	(0.61)	0.04	0.10
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.01)	—	—

Net income (loss)	$1.40	1.21	(0.09)	0.77	0.82

Weighted average shares outstanding, diluted basis	63,340	56,185	54,370	54,892	55,488

(continued)

Whole Foods Market, Inc.
Summary Financial Information (continued)
(in thousands, except per share and operating data)

	Sept 29, 2002	Sept 30, 2001	Sept 24, 2000	Sept 26, 1999	Sept 27, 1998
Consolidated Balance Sheets Data (End of Year) (2)
Net working capital	$(4,157)	(10,896)	(11,929)	(3,937)	70,975
Total assets	943,201	829,171	760,399	655,463	537,593
Long-term debt (including current maturities)	167,741	256,649	305,954	215,462	158,988
Shareholders’ equity	589,086	409,357	307,157	311,220	277,273

Operating Data
Number of stores at end of fiscal year	135	126	117	100	87
Average store size (gross square footage)	31,000	29,000	27,000	26,000	24,000
Average weekly sales per store	$393,000	353,000	325,000	310,000	292,000
Comparable store sales increase (3)	10.0%	9.2%	8.6%	7.7%	11.0%
Identical store sales increase (3)	8.7%	8.0%	7.0%	6.6%	10.5%

(1)	Fiscal years 2002, 2000, 1999 and 1998 are 52-week years and fiscal year 2001 is a 53-week year.
(2)
See note 10 to the consolidated financial statements for discussion of discontinued operations in fiscal year 2000. Financial information for all years presented has been reclassified as a result of discontinued operations in fiscal year 2000.

(3)
Sales of a store are deemed to be “comparable” commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude remodels with expansions of square footage greater than 20% and relocations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 135 stores as of September 29, 2002 both by opening new stores and acquiring existing stores from third parties. We operate in one reportable segment, natural and organic foods supermarkets. We currently have one store in Toronto, Ontario, Canada. All of our remaining operations are domestic. Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first one to three years of operations. Our results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2002 and 2000 are 52-week years and fiscal year 2001 is a 53-week year.

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

Results of Operations
The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2002	2001	2000
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.3	65.2	65.5

Gross profit	34.7	34.8	34.5
Direct store expenses	25.1	25.3	25.0

Store contribution	9.6	9.5	9.4
General and administrative expenses	3.6	3.8	3.4
Pre-opening and relocation costs	0.5	0.4	0.6
Store closure and asset disposal costs	—	0.4	—

Operating income	5.5	4.9	5.5
Other income (expense):
Interest expense	(0.4)	(0.8)	(0.8)
Investment and other income (loss)	0.1	0.1	(0.4)

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	5.2	4.2	4.2
Provision for income taxes	2.1	1.7	1.9
Equity in losses of unconsolidated affiliates	—	0.2	0.8

Income from continuing operations before cumulative effect of change in accounting principle	3.1	2.3	1.6
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	—	(0.5)
Gain (loss) on disposal, net of income taxes	—	0.7	(1.3)

Income (loss) before cumulative effect of change in accounting principle	3.1	3.0	(0.2)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—

Net income (loss)	3.1%	3.0%	(0.3)%

Figures may not add due to rounding.

Sales
Sales from continuing operations increased 20.7%, 23.6% and 23.2% in fiscal years 2002, 2001 and 2000, respectively, adjusted to reflect a fifty-two week period in fiscal year 2001. Sales for all years shown reflect increases due to new stores opened and acquired and comparable store sales increases of approximately 10.0%, 9.2% and 8.6% in fiscal years 2002, 2001 and 2000, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales, which excludes remodels with expansions of square footage greater than 20% and relocations, increased approximately 8.7%, 8.0% and 7.0% in fiscal years 2002, 2001 and 2000, respectively. Comparable and identical store sales increases generally resulted from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as customers increasing their amount of purchases with us over time, improvements in overall store execution, stronger brand awareness and increased sales of perishables and private label products.

Gross Profit
Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Our gross profit from continuing operations as a percentage of sales was 34.7%, 34.8% and 34.5% in fiscal years 2002, 2001 and 2000, respectively. Gross profit margin in fiscal year 2002 was negatively impacted by lower margins at the Harry’s Farmers Market stores which were acquired in October 2001. In all years, gross profit margins were positively affected by increased national buying, category management and private label initiatives, which lower the cost of product purchased on a national basis. Additionally, continued improvement by new stores with respect to product procurement, merchandising and controlling shrink has positively affected gross profit. In all years, gross profit margins were also positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. Gross profit margins were positively affected in all years by the increased percentage of sales in certain regions and in certain departments such as prepared foods where we achieve higher gross profits.

Store Contribution
Store contribution consists of gross profit less direct store expenses. Store contribution from continuing operations as a percentage of sales was 9.6%, 9.5% and 9.4% in fiscal years 2002, 2001 and 2000, respectively. For comparable stores, store contribution from continuing operations as a percentage of sales was 10.4%, 9.6% and 10.1% in fiscal years 2002, 2001 and 2000, respectively. For all stores, direct store expenses from continuing operations as a percentage of sales was approximately 25.1%, 25.3% and 25.0% in fiscal years 2002, 2001 and 2000, respectively. We continue to focus on leveraging of labor and other direct expenses to drive improvement in store contribution. For all years, higher operating expenses of new stores continue to have a partially offsetting impact on store contribution. Significant increases in health care costs in fiscal year 2002 resulted in increased costs for our self-funded health insurance plans. We have taken active steps to reform our benefit plans for fiscal year 2003 to better manage our health insurance costs in the future.

General and Administrative Expenses
General and administrative expenses from continuing operations as a percentage of sales were 3.6%, 3.8% and 3.4% in fiscal years 2002, 2001 and 2000, respectively. Fiscal year 2002 general and administrative expenses reflect lower amortization expense related to the adoption of SFAS No. 142 and the expiration of certain assets related to non-competition agreements, which were partially offset by the increased costs of infrastructure for the new South region and increases in other regions and the national office. For fiscal year 2001, general and administrative expenses reflect increases in wage costs and depreciation from investments in information systems.

Pre-opening and Relocation Costs
Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store and facility openings. Pre-opening costs are incurred primarily in the thirty days prior to a new store or facility opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. We adopted AICPA Statement of Position (“SOP”) 98-5 “Reporting on the Costs of Start-up Activities” effective the beginning of the first quarter of fiscal year 2000. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 we reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999. We developed and opened eleven stores, one bakehouse and one distribution center in fiscal year 2002, twelve stores in fiscal year 2001 and seventeen stores in fiscal year 2000. Of these, two stores were relocations in both fiscal years 2002 and 2001, and three stores were relocations in fiscal year 2000. Pre-opening and relocation costs were approximately $12.5 million, $8.5 million and $10.5 million in fiscal years 2002, 2001 and 2000, respectively.

Store Closure and Asset Disposal Costs
During the fourth quarter of fiscal year 2001, we recognized store closure costs totaling approximately $9.4 million related to the decision to close three locations, all of which were previously acquired in multi-store transactions. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values totaling approximately $5.6 million and estimated lease termination costs and other disposal costs totaling approximately $3.8 million. Substantially all activities other than lease termination related to these store closures were completed in fiscal year 2002. At September 29, 2002, the terminations of operating leases for the three closed locations remain to be completed.

Interest Expense
Interest expense consists of costs related to our convertible subordinated debentures, senior notes and bank line of credit, net of capitalized interest associated with new store development and internally developed software. Interest expense, net of amounts capitalized, was approximately $10.4 million, $17.9 million and $15.1 million in fiscal years 2002, 2001 and 2000, respectively. Net interest expense for fiscal year 2002 reflects lower average amounts outstanding and lower average interest rates on our $220 million bank line of credit. As of September 29, 2002, no amounts were drawn on our bank line of credit. Net interest expense for fiscal years 2001 and 2000 reflects additional amounts outstanding on our bank line of credit. Approximately $90.0 million and approximately $137.0 million was drawn on our bank line of credit at September 30, 2001 and September 24, 2000, respectively.

Investment and Other Income (Loss)
Investment and other income (loss) for fiscal years 2002, 2001 and 2000 includes interest, rental and other income totaling approximately $2.1 million, $1.6 million and $2.0 million, respectively. During fiscal year 2000, we determined that our preferred stock investment in American WholeHealth, Inc. had suffered a decline in value that was other than temporary. As a result, we recognized a $10 million pre-tax loss in fiscal year 2000 associated with the writeoff of this investment.

Income Taxes
Our effective tax rate on income from continuing operations was approximately 40.0% for fiscal years 2002 and 2001 and approximately 44.6% for fiscal year 2000. Our effective tax rate for fiscal year 2000 reflects the capital loss associated with the writeoff of our $10 million investment in American WholeHealth, Inc. and a corresponding valuation allowance that was established on the related deferred tax asset. Excluding the impact of this investment loss, our effective rate on income from continuing operations for fiscal year 2000 was approximately 39.5%. At September 29, 2002, we had net operating loss carryforwards totaling approximately $46 million which will expire in 2020. We consider it more likely than not that all net operating loss carryforwards will be utilized.

Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates for fiscal year 2001 totaled approximately $5.6 million and consisted primarily of the writedown of our investment in Gaiam.com to its estimated fair value and our share of Gaiam.com losses. During fiscal year 2001, we determined that our investment in Gaiam.com had suffered a decline in value that was other than temporary due to lower market valuations of Internet-related companies. As a result, we recognized a loss of approximately $5.5 million to reduce our investment in Gaiam.com to its estimated fair value in fiscal year 2001. No change in the carrying amount of our investment or share of Gaiam.com losses was required to be recognized in fiscal year 2002. Equity in losses of unconsolidated affiliates for fiscal year 2000 totaled approximately $14.1 million and consisted primarily of our share of WholePeople.com Internet operations losses, including WholePeople.com’s investment losses on Internet-related preferred and common stock investments totaling approximately $12.4 million.

Discontinued Operations
In November 2000, the Company adopted a formal plan to sell the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business has been accounted for and presented as discontinued operations in the consolidated financial statements. In fiscal year 2000, we recorded a loss on disposition of the NatureSmart business totaling approximately $24 million, representing the writedown to estimated net realizable value of the business being discontinued, costs associated with the planned disposal, and estimated loss from operations of the discontinued business through the expected date of disposition, net of income taxes. In May 2001, we completed the sale of all of our interest in NatureSmart for approximately $28 million in cash. In November 2001, we completed the sale of the facility in Thornton, Colorado that was used by NatureSmart for approximately $15 million in cash. The gain on disposal of approximately $16.2 million in fiscal year 2001 consists primarily of proceeds from these sales in excess of the amounts previously estimated and a reduction in the estimated future liabilities of the discontinued operations, net of taxes. Net loss from discontinued operations in fiscal year 2000 was approximately $9.4 million.

Business Combinations
On October 31, 2001, we completed the acquisition of certain assets of Harry’s Farmers Markets, Inc., in exchange for approximately $36 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry’s Farmers Market trade name, distribution center and other support and office facilities. This transaction was accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $8.7 million have been recorded as goodwill. Results of acquired operations are included in our consolidated income statements for the period beginning October 31, 2001 through September 29, 2002.

In February 2000, we acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in the Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill totaling approximately $23.9 million. Results of acquired operations are included in our consolidated income statements for the period beginning February 14, 2000 through September 29, 2002.

Quarterly Results
The first quarter consists of 16 weeks, the second and third quarters each consist of 12 weeks and the fourth quarter consists of 12 or 13 weeks. Fiscal year 2002 is a 52-week year with the fourth quarter consisting of 12 weeks. Fiscal year 2001 is a 53-week year with the fourth quarter consisting of 13 weeks. Because the first quarter is longer than the remaining quarters and contains both the Thanksgiving and Christmas holidays, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 29, 2002 and September 30, 2001 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2002
Sales	$780,799	$622,789	$648,763	$638,124
Gross profit	264,722	218,099	226,145	224,296
Income from continuing operations	20,141	20,227	22,080	22,043
Net income	20,141	20,227	22,080	22,043
Basic earnings per share:
From continuing operations	0.36	0.36	0.39	0.38
Net income	0.36	0.36	0.39	0.38
Diluted earnings per share:
From continuing operations	0.34	0.34	0.36	0.36
Net income	0.34	0.34	0.36	0.36
Fiscal Year 2001
Sales	$643,435	$516,660	$535,584	$576,552
Gross profit	220,518	180,521	187,717	200,998
Income from continuing operations	15,044	14,919	16,120	5,564
Discontinued operations:
Gain on disposal, net of income taxes	—	12,304	—	3,929
Net income	15,044	27,223	16,120	9,493
Basic earnings per share:
From continuing operations	0.28	0.28	0.30	0.10
Net income	0.28	0.51	0.30	0.17
Diluted earnings per share:
From continuing operations	0.27	0.27	0.29	0.10
Net income	0.27	0.49	0.29	0.17

Income from continuing operations for the fourth quarter of fiscal year 2001 includes a writedown of our investments in Gaiam.com totaling approximately $5.5 million.

Liquidity and Capital Resources
We generated cash from operating activities of approximately $229.1 million, $173.0 million and $124.2 million in fiscal years 2002, 2001 and 2000, respectively. Cash flows from operating activities represented our principal source of cash and resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital.

The Company has a $220 million revolving line of credit available through July 14, 2003. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At September 29, 2002, no amounts were drawn and approximately $213.9 million was available under the agreement. At September 30, 2001, approximately $90.0 million was drawn and approximately $126.3 million was available under the agreement. We have outstanding zero coupon convertible subordinated debentures having a carrying amount of approximately $144.7 million at September 29, 2002. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount totaling approximately $147 million, $188 million and $241 million, respectively. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The Company’s long-term revolving bank line of credit expires on July 14, 2003. In the unlikely event a significant redemption occurs on the put date of March 2, 2003 prior to renewal of the long-term line of credit, we intend to settle the debt using common stock. Management has no reason to believe it will not be able to renew the line of credit, but renewal cannot be assured at this time. As a result, if the convertible debentures are put to the Company, the Company will utilize long-term debt or shares of common stock to settle this obligation. We also have outstanding at September 29, 2002 approximately $22.9 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash used in financing activities was approximately $29.0 million and $30.2 million in fiscal years 2002 and 2001, respectively. Net cash provided by financing activities, primarily borrowings on our line of credit, was approximately $77.9 million in fiscal year 2000.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three years, our new store investment has averaged approximately $8.6 million per location. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of November 29, 2002, we had signed leases for 19 stores averaging approximately 41,000 square feet in size. We will incur additional capital expenditures in fiscal year 2003 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. Net cash used in investing activities was approximately $203.3 million, $156.9 million and $180.7 million in fiscal years 2002, 2001 and 2000, respectively. Absent any significant cash acquisitions or change in status of our outstanding zero coupon convertible bond issue which has a put date of March 2, 2003, we do not expect any borrowings on our bank line of credit during fiscal year 2003. We expect that planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

Critical Accounting Policies
The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual results may differ from these estimates. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 2 to the consolidated financial statements. We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Insurance and Self-Insurance Reserves
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Inventory Valuation
We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 55% of inventories in both fiscal years 2002 and 2001 and was determined using the item cost method for approximately 42% and 43% of inventories in fiscal year 2002 and fiscal year 2001, respectively. The excess of estimated current costs over LIFO carrying value was approximately $7.1 million and $8.0 million at September 29, 2002 and September 30, 2001, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, consisting of the manufactured inventories of Allegro Coffee Company, are determined by the first-in, first-out (“FIFO”) method. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. The provisions of SFAS No. 143 will be effective for our fiscal year beginning September 30, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The provisions of SFAS No. 144 will be effective for our fiscal year beginning September 30, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in May 2002. The statement rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The provisions of SFAS No. 145 will be effective for our fiscal year beginning September 30, 2002. The adoption of SFAS No. 145 will not have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, in July 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are evaluating the impact of the adoption of SFAS No. 146 on our consolidated financial statements.

Disclaimer on Forward Looking Statements
Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the integration of acquired stores, the impact of competition and changes in government regulation. For a discussion of these and other risks and uncertainties that may affect our business, please see “Item 1. Business—Additional Factors That May Affect Future Results.” The Company does not undertake any obligation to update forward-looking statements.

Item 7(a).    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes and changes in market values of our investments and long-term debt. We are not a party to any derivative arrangement and do not use financial instruments for trading or other speculative purposes. The impact of foreign exchange fluctuations on our foreign subsidiary is not material.

Interest Rate Risk
We are exposed to cash flow and fair value risk from changes in interest rates, which may affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we attempt to manage our exposures through ongoing evaluation of the composition of our long-term debt. Our line-of-credit borrowings do not give rise to significant fair value risk because these borrowings have revolving maturities of less than three months. At September 29, 2002 no amounts were drawn under our line of credit agreement. At September 30, 2001, approximately $90 million was outstanding under our line of credit agreement at an average interest rate of approximately 4.63%. Our senior unsecured notes have fixed interest rates, and the fair value of these instruments is affected by changes in market interest rates. The senior unsecured notes bear interest at a fixed rate of 7.29% and have an outstanding balance of $22.9 million and $28.6 million at September 29, 2002 and September 30, 2001, respectively. At September 29, 2002 and September 30, 2001, the estimated fair value of the senior notes exceeded the carrying amount by approximately $2.1 million and $1.8 million, respectively. Should interest rates increase or decrease, the estimated fair value of the senior notes would decrease or increase accordingly.

Interest Rate and Market Risk
Our subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by both changes in the market price of our stock and changes in market interest rates. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and an outstanding balance of approximately $144.7 million and $137.6 million at September 29, 2002 and September 30, 2001, respectively. At September 29, 2002 the estimated fair value of the convertible debentures exceeded the carrying amount by approximately $18.2 million. At September 30, 2001, the carrying amount of the convertible debentures exceeded the estimated fair value by approximately $0.6 million. Should interest rates or the market value of our stock increase or decrease, the estimated fair value of the zero coupon subordinated debentures would decrease or increase accordingly.

Market Risk
We have investments in both common and preferred equity securities of Gaiam.com, a non-public Internet company. These investments are accounted for using the equity method. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. During fiscal year 2001, we determined that these investments had suffered declines in value that were other than temporary due to lower market valuations of Internet-related companies. As a result, we recognized losses totaling approximately $5.5 million to reduce our investments in Gaiam.com to their estimated fair values of approximately $3.5 million. The marketable equity investment in Gaiam, Inc. has a cost basis of approximately of $1.2 million and a fair value of approximately $920,000 and $1.2 million at September 29, 2002 and September 30, 2001, respectively. At September 29, 2002 an unrealized loss of approximately $280,000 on the Gaiam, Inc. investment is included as a component of shareholders’ equity. Gaiam, Inc. common stock is traded on the Nasdaq National Market under the symbol GAIA.

Item 8.    Consolidated Financial Statements and Supplementary Data

Whole Foods Market, Inc.
Index to Consolidated Financial Statements

Page Number
Independent Auditors’ Reports	25
Consolidated Balance Sheets at September 29, 2002 and September 30, 2001	27
Consolidated Statements of Operations for the fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000	28
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000	29
Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000	30
Notes to Consolidated Financial Statements	31

Whole Foods Market, Inc.
Independent Auditors’ Report

To the Board of Directors
Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. (“the Company”) as of September 29, 2002 and September 30, 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two fiscal years in the period ended September 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. as of September 29, 2002 and September 30, 2001, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended September 29, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, in fiscal year 2002 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP
Austin, Texas
November 8, 2002

Whole Foods Market, Inc.
Independent Auditors’ Report

The Board of Directors
Whole Foods Market, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of Whole Foods Market, Inc. and subsidiaries (“Company”) for the fiscal year ended September 24, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Whole Foods Market, Inc. and subsidiaries for the fiscal year ended September 24, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 of the notes to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in fiscal year 2000.

/s/ KPMG LLP
Austin, Texas
November 21, 2000

Whole Foods Market, Inc.
Consolidated Balance Sheets
(in thousands)
September 29, 2002 and September 30, 2001

Assets

	2002	2001
Current assets:
Cash and cash equivalents	$12,646	1,843
Trade accounts receivable	30,888	24,859
Merchandise inventories	108,189	98,616
Prepaid expenses and other current assets	8,950	9,151
Deferred income taxes	11,468	8,549

Total current assets	172,141	143,018
Property and equipment, net of accumulated depreciation and amortization	644,688	542,986
Long-term investments	4,426	4,706
Goodwill	80,548	67,258
Intangible assets, net of accumulated amortization	22,889	24,028
Deferred income taxes	7,350	20,287
Other assets	8,159	8,513
Net assets of discontinued operations	3,000	18,375

	$943,201	829,171

Liabilities and Shareholders’ Equity
	2002	2001
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,789	5,944
Trade accounts payable	59,710	50,468
Accrued payroll, bonuses and team member benefits	59,359	41,265
Other accrued expenses	51,440	56,237

Total current liabilities	176,298	153,914
Long-term debt and capital lease obligations, less current installments	161,952	250,705
Deferred rent liabilities	12,091	11,653
Other long-term liabilities	3,774	3,542

Total liabilities	354,115	419,814

Shareholders’ equity:
Common stock, no par value, 150,000 and 100,000 shares authorized, 57,988 and 55,114 shares issued, 57,739 and 54,770 shares outstanding in 2002 and 2001, respectively	341,940	251,679
Common stock in treasury, at cost	—	(5,369)
Accumulated other comprehensive loss	(422)	(30)
Retained earnings	247,568	163,077

Total shareholders’ equity	589,086	409,357

Commitments and contingencies
	$943,201	829,171

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
Fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000

	2002	2001	2000
Sales	$2,690,475	2,272,231	1,838,630
Cost of goods sold and occupancy costs	1,757,213	1,482,477	1,205,096

Gross profit	933,262	789,754	633,534
Direct store expenses	675,760	574,503	460,044

Store contribution	257,502	215,251	173,490
General and administrative expenses	95,871	85,569	62,300
Pre-opening and relocation costs	12,485	8,539	10,497
Store closure costs	—	9,425	—

Operating income	149,146	111,718	100,693
Other income (expense):
Interest expense	(10,384)	(17,891)	(15,093)
Investment and other income (loss)	2,056	1,628	(8,015)

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	140,818	95,455	77,585
Provision for income taxes	56,327	38,182	34,584
Equity in losses of unconsolidated affiliates	—	5,626	14,074

Income from continuing operations before cumulative effect of change in accounting principle	84,491	51,647	28,927
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(9,415)
Gain (loss) on disposal, net of income taxes	—	16,233	(23,968)

Income (loss) before cumulative effect of change in accounting principle	84,491	67,880	(4,456)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(375)

Net income (loss)	$84,491	67,880	(4,831)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$1.50	0.96	0.55
Income (loss) from discontinued operations, net of income taxes	—	0.30	(0.63)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.01)

Net income (loss)	$1.50	1.26	(0.09)

Weighted average shares outstanding	56,385	53,664	52,248

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$1.40	0.92	0.53
Income (loss) from discontinued operations, net of income taxes	—	0.29	(0.61)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.01)

Net income (loss)	$1.40	1.21	(0.09)

Weighted average shares outstanding, diluted basis	63,340	56,185	54,370

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in thousands)
Fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balances at September 26, 1999	52,756	$230,131	(18,939)	—	100,028	311,220

Net and comprehensive loss	—	—	—	—	(4,831)	(4,831)
Issuance of common stock	472	1,247	—	—	—	1,247
Issuance of common stock from treasury	562	—	8,785	—	—	8,785
Purchase of treasury stock	(858)	—	(13,534)	—	—	(13,534)
Tax benefit related to exercise of team member stock options	—	4,541	—	—	—	4,541
Other	—	(271)	—	—	—	(271)

Balances at September 24, 2000	52,932	235,648	(23,688)	—	95,197	307,157

Net income	—	—	—	—	67,880	67,880
Foreign currency translation adjustment, net of income taxes	—	—	—	(30)	—	(30)

Comprehensive income	—	—	—	(30)	67,880	67,850
Issuance of common stock	668	4,860	—	—	—	4,860
Issuance of common stock from treasury	1,170	—	18,319	—	—	18,319
Tax benefit related to exercise of team member stock options	—	9,211	—	—	—	9,211
Other	—	1,960	—	—	—	1,960

Balances at September 30, 2001	54,770	251,679	(5,369)	(30)	163,077	409,357

Net income	—	—	—	—	84,491	84,491
Foreign currency translation adjustment, net of income taxes	—	—	—	(112)	—	(112)
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(280)	—	(280)

Comprehensive income	—	—	—	(392)	84,491	84,099
Issuance of common stock	2,521	61,595	—	—	—	61,595
Issuance of common stock to 401(k) plan	106	4,475	—	—	—	4,475
Issuance of common stock from treasury	342	—	5,369	—	—	5,369
Tax benefit related to exercise of team member stock options	—	23,890	—	—	—	23,890
Other	—	301	—	—	—	301

Balances at September 29, 2002	57,739	$341,940	—	(422)	247,568	589,086

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows
(in thousands)
Fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000

	2002	2001	2000
Cash flows from operating activities
Income from continuing operations	$84,491	51,647	28,927
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	85,869	78,823	63,892
Loss on disposal of fixed assets	3,138	1,917	2,574
Store closure and asset disposal costs	—	9,425	—
Deferred income tax expense (benefit)	10,018	(834)	866
Change in LIFO reserve	(889)	3,554	(136)
Rent differential	437	852	1,426
Tax benefit related to exercise of team member stock options	23,890	9,211	4,541
Interest accretion on long-term debt	7,048	6,828	6,367
Equity in losses of unconsolidated affiliates	—	5,626	14,074
Impairment loss on long-term investments	—	—	10,000
Lease termination and other merger accrual payments	(502)	(596)	(648)
Issuance of common stock to 401(k) plan	4,475	—	—
Net change in current assets and liabilities:
Trade accounts receivable	(6,015)	(2,203)	(3,735)
Merchandise inventories	(3,096)	(8,312)	(16,648)
Prepaid expenses and other current assets	194	(2,810)	16
Trade accounts payable	5,859	483	2,446
Accrued payroll, bonuses and team member benefits	17,609	3,731	8,040
Other accrued expenses	(3,381)	15,694	2,207

Net cash provided by operating activities	229,145	173,036	124,209

Cash flows from investing activities
Development costs of new store locations	(100,000)	(103,896)	(110,864)
Other property, plant and equipment expenditures	(61,385)	(49,009)	(41,671)
Acquisition of intangible assets	(1,241)	(4,023)	(1,086)
Payment for purchase of acquired entities, net of cash acquired	(35,978)	—	(25,700)
Other investing activities	(4,753)	—	(1,386)

Net cash used in investing activities	(203,357)	(156,928)	(180,707)

Cash flows from financing activities
Net proceeds from long-term borrowings	32,000	25,000	88,000
Payments on long-term debt and capital lease obligations	(127,956)	(78,383)	(6,625)
Issuance of common stock	66,964	23,179	10,032
Purchase of treasury stock	—	—	(13,534)

Net cash provided by (used in) financing activities	(28,992)	(30,204)	77,873

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operations	14,007	15,544	(24,562)

Net increase (decrease) in cash and cash equivalents	10,803	1,448	(3,187)
Cash and cash equivalents at beginning of year	1,843	395	3,582

Cash and cash equivalents at end of year	$12,646	1,843	395

Supplemental disclosures of cash flow information
Interest and income taxes paid:
Interest	$5,224	11,108	11,185

Federal and state income taxes	$26,030	29,021	30,661

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements
Fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000

(1)  Company
Whole Foods Market, Inc. owns and operates the country’s largest chain of natural and organic foods supermarkets. Our Company mission is to improve the health, well-being, and healing of both people and of the planet. To achieve this mission, we plan to continue to expand our retail operations to offer the highest quality and most nutritious foods to more and more customers, helping them to live healthier and more vital lives. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last twenty-two years. We opened our first store in Austin, Texas in 1980 and as of September 29, 2002, we operated 135 stores in 25 states, the District of Columbia and Canada.

The consolidated financial statements include the accounts of Whole Foods Market, Inc. and its subsidiaries (“Company”). All significant majority-owned subsidiaries are consolidated on a line-by-line basis. All significant intercompany accounts and transactions are eliminated upon consolidation.

(2)  Summary of Significant Accounting Policies
Definition of Fiscal Year
We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2002 and 2000 are 52-week years and fiscal year 2001 is a 53-week year.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Inventories
We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 55% of inventories in both fiscal years 2002 and 2001 and was determined using the item cost method for approximately 42% and 43% of inventories in fiscal year 2002 and fiscal year 2001, respectively. The excess of estimated current costs over LIFO carrying value was approximately $7.1 million and $8.0 million at September 29, 2002 and September 30, 2001, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, consisting of the manufactured inventories of Allegro Coffee Company, are determined by the first-in, first-out (“FIFO”) method. Our largest supplier, United Natural Foods, Inc., accounted for approximately 14% of our total purchases in fiscal year 2002. Balances of inventories are as follows (in thousands):

	2002	2001
Manufactured inventories:
Raw materials	$2,781	1,508
Finished goods	387	419

Total manufactured inventories	3,168	1,927

Other inventories, net of LIFO reserve	105,021	96,689

	$108,189	98,616

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally 3 to 15 years) using the straight-line method. We provide amortization of leasehold improvements on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. We provide depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. We capitalize eligible internal-use software development costs incurred subsequent to the completion of the preliminary project stage. Development costs are amortized over the shorter of the expected useful life of the software or five years.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

Investments
We account for investments in affiliated entities in which we have the ability to exercise significant influence, but not control, of an investee (generally an ownership interest of the voting stock of between 20% and 50%) using the equity method of accounting. Accordingly, our share of the investee’s earnings or loss is included on the accompanying consolidated statements of operations in “Equity in losses of unconsolidated affiliates.” Our investments in equity-method investees are included on the accompanying consolidated balance sheets in “Long-term investments.” The portion of our investment in an equity-method investee that exceeds our share of the net assets of the investee, if any, is included in “ Long-term investments” on the accompanying consolidated balance sheets.

We classify as available-for-sale our investments in equity securities that have readily determinable fair values and are not accounted for under the equity method and our investments in debt securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other than temporary or for a period greater than two fiscal quarters results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established.

We account for all other investments under the cost method of accounting.

Goodwill
Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing. We determine fair value utilizing both a market value method and discounted projected future cash flows compared to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Prior to fiscal year 2002 goodwill was amortized over 20 to 40 years using the straight-line method.

Intangible Assets
Intangible assets include acquired leasehold rights, license agreements, non-competition agreements and debt issuance costs. All of the Company’s acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to twenty-six years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
We evaluate long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Marketable securities are stated at fair value with unrealized gains and losses included as a component of shareholders’ equity until realized.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The fair value of convertible subordinated debentures is estimated using quoted market prices. The fair value of senior unsecured notes is estimated by discounting the future cash flows at the rates currently available to us for similar debt instruments of comparable maturities. Carrying amounts and estimated fair values of our financial instruments other than those for which carrying amounts approximate fair values as noted above are as follows (in thousands):

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Convertible subordinated debentures	$144,663	162,896	137,615	136,987
Senior unsecured notes	22,857	24,908	28,572	30,342

Insurance and Self-Insurance Reserves
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Revenue Recognition
We recognize revenue for sales of our products at the point of sale.

Pre-opening and Relocation Costs
Pre-opening costs, which include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations, are expensed as incurred. We adopted SOP 98-5 “Reporting on the Costs of Start-up Activities” effective the beginning of the first quarter of fiscal year 2000. In accordance with SOP 98-5, in the first quarter of fiscal year 2000 we reported the cumulative effect of a change in accounting principle, a one-time charge totaling approximately $375,000 after taxes, representing start-up costs capitalized at September 26, 1999. The adoption of SOP 98-5 did not have a material impact on our consolidated financial statements. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs, asset impairment costs, other costs associated with replaced facilities and other related expenses.

Advertising
We charge advertising costs to expense as incurred. Advertising and marketing expense related to continuing operations for fiscal years 2002, 2001 and 2000 was approximately $11.1 million, $12.1 million and $11.2 million, respectively.

Income Taxes
We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted in continuing operations to reflect changes in tax laws or rates in the period that includes the enactment date.

Stock-Based Compensation
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we continue to apply Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

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

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income, foreign currency translation adjustment and unrealized gains and losses on marketable securities, net of income taxes. Comprehensive income (loss) is reflected in the consolidated statements of shareholders’ equity and comprehensive income. At September 29, 2002, accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of approximately $142,000 and unrealized losses on marketable securities of approximately $280,000.

Foreign Currency Translation
The Company’s international operations use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Segment Information
We operate in one reportable segment, natural foods supermarkets. We currently have one store in Toronto, Ontario, Canada. All of our remaining operations are domestic.

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

Reclassifications
Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation.

Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. The provisions of SFAS No. 143 will be effective for our fiscal year beginning September 30, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The provisions of SFAS No. 144 will be effective for our fiscal year beginning September 30, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in May 2002. The statement rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The provisions of SFAS No. 145 will be effective for our fiscal year beginning September 30, 2002. The adoption of SFAS No. 145 will not have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, in July 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are evaluating the impact of the adoption of SFAS No. 146 on our consolidated financial statements.

(3)  Property and Equipment
Balances of major classes of property and equipment are as follows (in thousands):

	2002	2001
Land	$20,293	9,730
Buildings and leasehold improvements	488,428	398,069
Fixtures and equipment	426,002	380,195
Construction in progress and equipment not yet in service	48,536	26,969

	983,259	814,963
Less accumulated depreciation and amortization	338,571	271,977

	$644,688	542,986

Depreciation and amortization expense related to property and equipment totaled approximately $82.3 million, $70.8 million and $57.1 million for fiscal years 2002, 2001 and 2000, respectively. Property and equipment includes approximately $1.3 million, $2.1 million and $2.3 million of interest capitalized during fiscal years 2002, 2001 and 2000, respectively.

(4) Goodwill and Other Intangible Assets
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective the beginning of the first quarter of fiscal year 2002. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate our goodwill to one reporting unit for goodwill impairment testing. There was no impairment of goodwill during fiscal year 2002. We acquired goodwill totaling approximately $8.7 million in connection with the Harry’s Farmers Market acquisition during fiscal year 2002.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

Net income and earnings per share for the fiscal years ended September 30, 2001 and September 24, 2000 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands, except per share data):

	2001	2000
Reported net income (loss)	$67,880	(4,831)
Add back goodwill amortization, net of income taxes	1,877	1,359

Adjusted net income (loss)	$69,757	(3,472)

Basic earnings per share:
Reported net income (loss)	$1.26	(0.09)
Add back goodwill amortization, net of income taxes	0.03	0.02

Adjusted net income (loss)	$1.29	(0.07)

Diluted earnings per share:
Reported net income (loss)	$1.21	(0.09)
Add back goodwill amortization, net of income taxes	0.03	0.02

Adjusted net income (loss)	$1.24	(0.07)

During fiscal year 2002, we acquired intangible assets totaling approximately $1.1 million in connection with the Harry’s Farmers Market acquisition. Amortization associated with intangible assets, excluding goodwill totaled approximately $3.5 million and $4.9 million for fiscal years ended September 29, 2002 and September 30, 2001, respectively. The components of intangible assets were as follows (in thousands):

	September 29, 2002		September 30, 2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$28,710	(8,276)	28,098	(6,151)
Marketing-related and other	$4,328	(1,873)	4,144	(2,063)

Amortization associated with the net carrying amount of intangible assets is estimated to be $2.7 million in fiscal year 2003, $2.5 million in fiscal year 2004, $2.4 million in fiscal year 2005, $1.8 million in fiscal year 2006 and $1.2 million in fiscal year 2007.

(5) Long-Term Debt
We have long-term debt and obligations under capital leases as follows (in thousands):

	2002	2001
Obligations under capital lease agreements for equipment, due in monthly installments through 2006	$53	220
Notes payable to banks	—	90,000
Senior unsecured notes	22,857	28,572
Convertible debentures, including accreted interest	144,663	137,615
Other notes payable	168	242

	167,741	256,649
Less current installments	5,789	5,944

	$161,952	250,705

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

On March 1, 2001, we amended our bank credit agreement to increase our revolving line of credit to $220 million through June 28, 2003. During the second quarter of fiscal year 2002 we extended the agreement to July 14, 2003. This credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock. The credit agreement also contains certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. At September 29, 2002 and September 30, 2001, we were in compliance with the debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At September 29, 2002, no amounts were drawn and at September 30, 2001, approximately $90 million was drawn under the agreement. The amounts available to the Company under this line of credit were effectively reduced by outstanding letters of credit totaling approximately $6.1 million and $3.7 million at September 29, 2002 and September 30, 2001, respectively.

We have outstanding zero coupon convertible subordinated debentures having a carrying amount of approximately $144.7 million at September 29, 2002. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, initially representing a conversion price of approximately $35 per share of common stock, or approximately 3,286,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount totaling approximately $147 million, $188 million and $241 million, respectively. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. Subsequent to March 2, 2003, at our option, we may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

We also have outstanding approximately $22.9 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios as defined in the agreement. At September 29, 2002 and September 30, 2001, we were in compliance with the debt covenants.

(6) Leases
The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal at various dates from 2003 to 2040. Rental expense charged to operations under operating leases for fiscal years 2002, 2001 and 2000 totaled approximately $66.8 million, $57.3 million and $47.1 million, respectively. Minimum rental commitments required by all noncancelable leases are approximately as follows (in thousands):

	Capital	Operating
2003	$21	$69,224
2004	20	69,712
2005	20	77,352
2006	4	77,732
2007	—	75,813
Future years	—	798,426

	65	$1,168,259

Less amounts representing interest	12

	53
Less current installments	15

	$38

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

Minimum rentals for operating leases do not include certain amounts of contingent rentals that may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During fiscal years 2002, 2001 and 2000, we paid contingent rentals of approximately $3.7 million, $2.7 million and $2.2 million, respectively. Certain operating leases for facilities provide for scheduled rental increases or rental increases based on price indices. Sublease rental income totaled approximately $0.9 million, $0.4 million and $0.4 million during fiscal years 2002, 2001 and 2000, respectively. Certain officers of the Company own approximately 13% of a business that leases facilities from the Company under a lease that commenced in fiscal year 1995. Rental income from this lease totaled approximately $0.4 million during fiscal years 2002, 2001 and 2000.

(7)  Income Taxes
Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2002	2001	2000
Current federal income tax	$41,111	32,372	27,249
Current state income tax	5,198	6,644	6,469

Total current tax	46,309	39,016	33,718

Deferred federal income tax	7,395	(397)	560
Deferred state income tax	2,623	(437)	306

Total deferred tax	10,018	(834)	866

Total income tax expense	$56,327	38,182	34,584

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2002	2001	2000
Federal tax based on statutory rates	$49,286	33,409	27,154
Increase (reduction) in income taxes resulting from:
Non-deductible amortization of goodwill	—	337	536
Increase (decrease) in valuation allowance	(295)	223	3,950
Deductible state income taxes	(2,738)	(2,172)	(2,371)
Other, net	2,253	178	(1,460)

Total federal taxes	48,506	31,975	27,809
State income taxes	7,821	6,207	6,775

Total income tax expense	$56,327	38,182	34,584

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2002	2001
Deferred tax assets:
Compensated absences, principally due to financial reporting accrual	$12,411	8,553
Inventories, principally due to additional costs inventoried for tax purposes	2,084	2,111
Lease termination and other merger accruals	1,956	996
Rent differential, principally due to financial reporting of pro rata expense	5,263	5,074
Net operating loss carryforwards	16,345	18,444
Capital loss carryforwards	8,645	8,940
Other	—	19

Gross deferred tax assets	46,704	44,137
Valuation allowance	(8,645)	(8,940)

	38,059	35,197

Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(17,043)	(4,753)
Capitalized costs expensed for tax purposes	(1,419)	(1,222)
Other	(779)	(386)

	(19,241)	(6,361)

Net deferred tax asset	$18,818	28,836

Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows:

	2002	2001
Currrent assets	$11,468	8,549
Noncurrent assets	7,350	20,287

Net deferred tax asset	$18,818	28,836

We have provided a valuation allowance of approximately $8.6 million for deferred tax assets associated with capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. The valuation allowance decreased by approximately $0.3 million in fiscal year 2002 primarily due to the utilization of capital losses. Management believes that it is more likely than not that we will fully realize the remaining deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations. As of September 29, 2002, we had tax net operating loss carryforwards totaling approximately $46 million which will expire in 2020.

(8) Business Combinations
Harry’s Farmers Markets
On October 31, 2001, we completed the acquisition of certain assets of Harry’s Farmers Markets, Inc., in exchange for approximately $36 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry’s Farmers Market trade name, distribution center and other support and office facilities. This transaction was accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $8.7 million have been recorded as goodwill. Results of acquired operations are included in our consolidated income statements for the period beginning October 31, 2001 through September 29, 2002.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

Natural Abilities
In February 2000, we acquired substantially all of the assets of Natural Abilities, Inc., which operated three natural foods supermarkets in the Sonoma County, California area, in exchange for approximately $25.7 million in cash plus the assumption of certain liabilities. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill totaling approximately $23.9 million. Results of acquired operations are included in our consolidated income statements for the period beginning February 14, 2000 through September 29, 2002

(9)  Investments in Internet-related Operations
Effective January 14, 2000, we contributed our Amrion, Inc. and WholeFoods.com, Inc. subsidiaries to WholePeople.com, Inc., in exchange for 14,530,000 shares of convertible preferred stock of WholePeople.com. Net assets of the contributed subsidiaries totaled approximately $46.1 million. Concurrent with the preferred stock issuance, WholePeople.com issued 3,125,732 shares of Class A common stock of WholePeople.com to unaffiliated investors (the “Investors”) at $6.3985 per share, representing an aggregate purchase price of $20.0 million. WholePeople.com issued an additional 968,977 shares of Class A common stock to the investors at $6.3985 per share, representing an aggregate purchase price of $6.2 million. Together with the initial investment of $20.0 million and subsequent Class A common stock issuance of $5.0 million during the third quarter to the Investors, the Investors’ total investment was $31.2 million for 4,876,142 shares of Class A common stock.

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

We accounted for our investment in WholePeople.com Internet operations using the equity method. In applying the equity method, losses were allocated to the stock classes in accordance with the terms of the common and preferred stockholders’ agreements. Accordingly, effective January 14, 2000, the Internet operating results of WholePeople.com were not reflected in our consolidated results of operations as long as positive common stock equity was available in WholePeople.com. Equity in losses in unconsolidated affiliates in the accompanying consolidated financial statements includes after-tax losses totaling approximately $14.1 million incurred in WholePeople.com Internet operations after common equity had been reduced to zero. We subsequently exchanged a 15% interest in the common stock of Gaiam.com and a 20% interest in the preferred shares of Gaiam.com to acquire the remaining common stock of WholePeople.com. As a result, we obtained deferred tax assets associated with net operating loss and capital loss carryforwards totaling approximately $19.2 million and $7.2 million, respectively. The Company assumed ownership of the Gaiam.com preferred and common equity investments upon adoption of the plan to sell NatureSmart.

We have accounted for our investment in Gaiam.com common stock using the equity method and have recognized losses of Gaiam.com in proportion to our ownership percentage. During fiscal year 2001, we determined that our investment in Internet-related operations had suffered a decline in value that was other than temporary due to lower market valuations of such companies. As a result, we recognized a loss of approximately $5.5 million to reduce our investment in Gaiam.com to its estimated fair value of approximately $3.5 million as of September 30, 2001. This loss is included in the accompanying consolidated statements of operations in “Equity in losses of unconsolidated affiliates.”

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

During fiscal year 2000, we determined that our preferred stock investment in American WholeHealth, Inc. had suffered a decline in value that was other than temporary. As a result, we recognized a $10 million pre-tax loss in fiscal year 2000 associated with the writeoff of this investment. This loss is included in “Investment and Other Income (Loss)” in the accompanying consolidated statements of operations.

(10)  Discontinued Operations
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

In May 2001, we completed the sale of all of our interest in NatureSmart for approximately $28 million in cash. In November 2001 we completed the sale of the facility in Thornton, Colorado that was used by NatureSmart for approximately $15 million in cash. The gain on disposal in fiscal year 2001 consists primarily of proceeds from these sales in excess of amounts previously estimated and a reduction in the estimated future liabilities of the discontinued operations, net of taxes. On December 11, 2002, we completed the sale of an undeveloped property in Westminster, Colorado that was associated with discontinued operations.

The assets and liabilities related to discontinued operations, which have been reflected on a net basis on the consolidated balance sheets, are summarized as follows (in thousands):

	2002	2001
Current assets	$—	—
Long-term assets	3,000	18,375

Total assets	3,000	18,375

Current liabilities	—	—
Long-term liabilities	—	—

Total liabilities	—	—

Net assets of discontinued operations	$3,000	18,375

Summary statements of operations data for discontinued operations follows (in thousands):

	2002	2001	2000
Income (loss) from discontinued operations:
Operating income (loss)	$—	—	(14,587)
Provision (benefit) for income taxes	—	—	(5,172)

Income (loss) from discontinued operations, net of taxes	$—	—	(9,415)

Gain (loss) on disposal:
Gain (loss) on disposal	$—	17,107	(32,415)
Provision (benefit) for income taxes	—	874	(8,447)

Gain (loss) on disposal, net of taxes	$—	16,233	(23,968)

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

(11)  Store Closure Costs
During the fourth quarter of fiscal year 2001 we recognized store closure costs totaling approximately $9.4 million associated with the decision to close three stores, all of which were previously acquired in multi-store transactions. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values totaling approximately $5.6 million and estimated lease termination costs and other disposal costs totaling approximately $3.8 million. During fiscal year 2001, these three stores generated combined sales totaling approximately $10.5 million and combined negative cash flows totaling approximately $1.0 million. At September 29, 2002, the terminations of operating leases for the three closed locations remain to be completed, with remaining occupancy reserves totaling approximately $3.0 million. We have completed substantially all other activities related to these store closures in fiscal year 2002, including the retirement of approximately $5.6 million of leasehold improvements and store equipment.

(12)  Shareholders’ Equity
Treasury Stock
The Board of Directors has authorized the Company to repurchase up to $50 million in outstanding shares of Company common stock. During fiscal year 2000, we repurchased 858,000 shares of our common stock for an aggregate cost of approximately $13.5 million. In fiscal years 2002, 2001 and 2000, we reissued shares from treasury at average cost for certain options exercised. During fiscal years 2002, 2001 and 2000, approximately 342,000 shares, 1,170,000 shares and 562,000 shares, respectively, were reissued from treasury for a total of approximately $5.4 million, $18.3 million and $8.8 million, respectively. At September 29, 2002, we had no shares of Company common stock in treasury.

Preferred Stock Purchase Rights
On September 22, 1999, the Company’s Board of Directors declared a dividend of one-half Right to purchase preferred stock (“Right”) for each outstanding share of Company common stock to shareholders of record at the close of business on October 4, 1999. Each Right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $225 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of Company common stock (thereby becoming an “Acquiring Person”) or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Rights will be issued with all shares of Company common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing Company common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights’ then current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. After there is an Acquiring Person, the Company’s Board of Directors may, under certain circumstances, exchange shares of our common stock or other securities for each Right not held by an Acquiring Person. At any time until ten days after a public announcement that the Rights have been triggered, our Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner. Certain subsequent amendments are also permitted. The Rights expire on September 22, 2009.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

(13) Earnings (Loss) per Share
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

	2002	2001	2000
Net income (loss) (numerator for basic earnings per share)	$84,491	67,880	(4,831)
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	4,272	—	—

Adjusted net income (loss) (numerator for diluted earnings per share)	$88,763	67,880	(4,831)

Weighted average common shares outstanding (denominator for basic earnings per share)	56,385	53,664	52,248
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,286	—	—
Assumed exercise of stock options	3,669	2,521	2,122

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	63,340	56,185	54,370

Basic earnings per share	$1.50	1.26	(0.09)

Diluted earnings per share	$1.40	1.21	(0.09)

The computation of diluted earnings (loss) per share does not include approximately 3.3 million shares of common stock related to the zero coupon convertible subordinated debentures at the end of fiscal years 2001 and 2000 and options to purchase approximately 0.6 million shares, 2.2 million shares and 2.6 million shares of common stock at the end of fiscal years 2002, 2001 and 2000, respectively, because to do so would be antidilutive.

(14)  Team Member Benefit Plans
Team Member Stock Option Plans
Our Company grants options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 2002, 2001 and 2000 expire seven years from date of grant. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company’s previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 29, 2002, September 30, 2001 and September 24, 2000 approximately 1.3 million, 0.7 million and 0.6 million shares of our common stock, respectively, were available for option grants.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes option activity (in thousands, except per share data):

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at September 26, 1999	8,246	$19.46
Options granted	2,778	21.05
Options exercised	(1,010)	10.00
Options canceled	(632)	24.69

Balance at September 24, 2000	9,382	20.51
Options granted	2,949	22.92
Options exercised	(1,801)	12.88
Options canceled	(790)	24.19

Balance at September 30, 2001	9,740	22.35
Options granted	1,802	46.40
Options exercised	(2,854)	23.33
Options canceled	(404)	26.79

Balance at September 29, 2002	8,284	$27.04

A summary of options outstanding and exercisable at September 29, 2002 follows (in thousands, except per share data):

			Options Outstanding		Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
From	To
$ 0.45	$13.81	702	1.32	$9.77	697	$9.76
15.94	18.25	890	3.42	16.00	517	16.01
20.94	24.88	3,941	5.07	22.18	899	21.95
28.30	37.24	1,047	2.70	34.64	987	34.83
40.96	47.44	1,704	6.49	46.50	—	N/A

Total		8,284	4.57	$27.04	3,100	$22.32

At September 30, 2001 and September 24, 2000, approximately 3.8 million and 3.8 million outstanding options, respectively, were exercisable. The weighted average exercise price for outstanding exercisable options was $22.30 and $18.24 at September 30, 2001 and September 24, 2000, respectively.

The following table summarizes information about our Company’s equity compensation plans by type (in thousands):

Plan Category	Options Outstanding	Weighted Average Exercise Price	Options Available for Future Issuance
Approved by security holders	8,284	$27.04	1,260
Not approved by security holders	—	—	N/A

Total	8,284	$27.04	1,260

The Company follows Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. As required by SFAS No. 123, we have determined pro forma net income and net income per common share as if compensation costs had been determined based on the fair value of the options granted to team members and then recognized ratably over the vesting period.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (continued)

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.38%	4.95%	6.13%
Expected volatility	51.97%	53.26%	54.21%
Expected life, in years	3.68	3.63	3.46

The weighted average estimated fair values at grant date of team member stock options granted during fiscal years 2002, 2001 and 2000 were $20.25, $9.97 and $9.29, respectively. Had we recognized compensation costs as prescribed by SFAS No. 123, net income (loss) and diluted income (loss) per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

	2002	2001	2000
Net income (loss):
As reported	$84,491	67,880	(4,831)
Pro forma	70,432	55,704	(15,558)

Diluted income (loss) per share:
As reported	$1.40	1.21	(0.09)
Pro forma	1.17	0.99	(0.29)

Team Member Stock Purchase Plan
Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. We issued approximately 15,000, 21,000 and 24,000 shares under this plan in fiscal years 2002, 2001 and 2000, respectively.

Team Member 401(k) Plan
Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 service hours in one year. Matching contributions totaled approximately $4.5 million, $1.4 million and $0.6 million in fiscal years 2002, 2001 and 2000, respectively. Matching contributions in fiscal year 2002 were made in newly issued Company common stock totaling approximately 106,000 shares. Matching contributions in fiscal years 2001 and 2000 were made in Company common stock purchased in open market transactions totaling approximately 67,000 shares and 28,000 shares, respectively.

(15)  Commitments and Contingencies
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

From time to time we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business. Although not currently anticipated by management, our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company’s report on Form 8-K dated April 12, 2001 announcing the appointment of Ernst & Young LLP as the Company’s independent auditors is incorporated herein by reference.

There have been no disagreements with the current or former accountants on any matter of accounting principal or practice during the two most recent fiscal years.

PART III

Item 10.    Directors and Executive Officers of the Registrant

A brief description of each of our executive officers and directors is provided below. The Company’s Board of Directors is separated into three classes, and the directors in each class are elected to serve for three-year terms. The terms of Dr. John B. Elstrott and Dr. Ralph Z. Sorenson expire at the annual meeting of shareholders to be held in 2003, the terms of John Mackey and David W. Dupree expire at the annual meeting of shareholders to be held in 2004, the terms of Avram J. Goldberg and Linda A. Mason expire at the annual meeting of shareholders to be held in 2005. All officers serve at the discretion of the Board of Directors.

John P. Mackey, 49, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980. Mr. Mackey has also served as President since June 2001.

Glenda Flanagan, 49, has served as Executive Vice President and Chief Financial Officer of the Company since December 1988.

A.C. Gallo, 49, has served as Executive Vice President of Operations, East Coast Division since February 2001. Mr. Gallo has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President and President of the Northeast Region.

Walter Robb, 49, has served as Executive Vice President of Operations, West Coast Division since February 2001. Since joining the Company in 1991, Mr. Robb has also served as Store Team Leader and President of the Northern Pacific Region.

James P. Sud, 50, has served as Executive Vice President of Growth and Business Development since February 2001. Mr. Sud joined the Company in May 1997 and served as Vice President and Chief Operating Officer until February 2001. Mr. Sud served as a director of the Company from 1980 to 1997.

Michael Besancon, 56, has served as President of the Southern Pacific Region since February 2001. Mr. Besancon has held various positions within the Company since 1995, including Purchasing Director, Vice President of the Southern Pacific Region and President of the Mid-Atlantic Region.

Anthony Gilmore, 42, has served as President of the Midwest Region since January 2002. Mr. Gilmore has held various positions with the Company since 1996, including Store Team Leader, Vice President and President of the Southwest Region.

David Lannon, 36, has served as President of the Northeast Region since March 2001. Mr. Lannon has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Store Team Leader, Director of Store Operations and Vice President of the Northeast Region.

Ron Megahan, 32, has served as President of the Northern Pacific Region since June 2001. Mr. Megahan has held various positions with the Company since 1989 including Store Team Leader.

Kenneth Meyer, 34, has served as President of the South Region since March 2001. Mr. Meyer has held various positions with the Company since 1996, including Store Team Leader and Vice President of the Southwest Region.

Juan Nunez, 44, has served as President of the Florida Region since September 1998. Mr. Nunez has held various positions with the Company and with Mrs. Gooch’s Natural Food Markets, Inc., which was acquired by the Company in September 1993, including Store Team Leader, Director of Store Operations and Vice President of the Southwest Region.

William Paradise, 42, has served as President of the Southwest Region since January 2002. Mr. Paradise has held various positions with the Company since 1990, including Store Team Leader, Vice President of the Northern Pacific Region and Vice President of the Southwest Region.

Lee Valkenaar, 46, has served as President of the Mid-Atlantic Region since March 2001. Mr. Valkenaar has held various positions with the Company since 1987, including Store Team Leader, Vice President and President of the Southwest Region.

David W. Dupree, 49, has served as director of the Company since August 1996. Since 1999, Mr. Dupree has been a Managing Director of The Halifax Group, a limited partnership founded to pursue small and mid-cap investment opportunities. He was the Managing Director of The Carlyle Group, a Washington, D.C., based merchant banking concern, from 1992 to 1998.

Dr. John B. Elstrott, 54, has served as a director of the Company since February 1995. Dr. Elstrott is the founding director of the Levy Rosenblum Institute for Entrepreneurship at Tulane University’s A. B. Freeman School of Business, which was started in 1991. He has been on the faculty at Tulane since 1982.

Avram J. Goldberg, 73, has served as a director of the Company since May 1994. Mr. Goldberg has been the Chairman of the Board of AVCAR Group, Ltd., a consulting firm specializing in the retail industry, since 1989. Previously, he served as Chairman and CEO of The Stop & Shop Companies, Inc., a major supermarket and retail general merchandise company.

Linda A. Mason, 48, has served as a director of the Company since March 2002. Ms. Mason is co-founder and chairman of Bright Horizons Family Solutions, the world’s leading provider of employer sponsored child care, early education and work/life solutions. Ms. Mason has served as chairman of Bright Horizons since July 1998 and as President since 1986. Ms. Mason previously served as a director of the Company from July 1992 until January 2000 when she resigned due to other business commitments.

Dr. Ralph Z. Sorenson, 69, has served as a director of the Company since December 1994. Dr. Sorenson is Managing Partner of the Sorenson Limited Partnership, a venture investment partnership. Dr. Sorenson is President Emeritus of Babson College and Professor Emeritus and former Dean of the University of Colorado College of Business Administration. Dr. Sorenson also serves as a director of Eaton Vance Corp. and Polaroid Corporation.

Compensation of Directors
Each of our non-employee directors receives $6,000 for each Board of Directors meeting attended and $3,000 for attendance via telephone. For each telephone Board meeting that is between one to two hours in length and in which a majority of directors participate, a $750 fee is paid. For each telephone board meeting greater than two hours, a $1,000 fee is paid. Each Board Committee chair receives an annual retainer of $5,000. Each committee member receives $750 for each Board Committee meeting attended in conjunction with a Board meeting, and $3,000 for each Board Committee meeting attended in person apart from a Board meeting. A lead director and a mergers and acquisitions director are selected annually by the Board of Directors and are paid annual retainers of $30,000 and $12,000 respectively. In addition, directors are reimbursed for reasonable expenses incurred in attending Board of Directors meetings. Mr. Mackey, who is the only director who is also an employee of the Company, is not a member of any Board committees and does not receive any additional compensation for serving on the Board of Directors.

The Board of Directors held 8 meetings in fiscal year 2002. No director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees on which that director served.

In addition, under our option plan for outside directors, each newly elected director receives as of the date of his or her election an option to purchase 10,000 shares of our common stock at an exercise equal to the closing price of our common stock on the date of grant. If incumbent directors have attended at least two-thirds of the meetings of our Board of Directors held in the preceding year, they each receive an annual grant at an exercise price equal to the closing price of our common stock on the date of grant which is the date of our annual meeting of shareholders. In 2002 the option grant was 2,000 shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable shareholders timely filed these reports except for the following: Mr. Dupree was late in reporting a sale of 1,800 shares made in December of 2001 and Linda Mason was late in reporting a purchase of 500 shares in July of 2002.

Item 11.    Executive Compensation

The following table includes compensation that was earned during the three-year period ended September 29, 2002 by our Chief Executive Officer and the certain other of our highest compensated executive officers whose total compensation exceeded $100,000:

Name and Principal Position	Year	Salary (1)	Bonus (1)	Other Compensation (2)	Company Stock Options
John P. Mackey	2002	$302,000	$150,000	$4,891	4,000
Chairman, President and	2001	265,000	85,000	500	8,000
Chief Executive Officer	2000	210,000	—	250	8,000

Glenda Flanagan	2002	245,000	123,000	4,127	4,000
Executive Vice President and	2001	215,000	73,000	500	8,000
Chief Financial Officer	2000	173,000	77,000	250	8,000

A. C. Gallo	2002	261,000	110,000	3,815	4,000
Executive Vice President of	2001	220,000	58,000	500	32,000
Operations	2000	165,000	55,000	250	8,000

Walter Robb	2002	261,000	141,000	5,711	4,000
Executive Vice President of	2001	224,000	90,000	500	31,000
Operations	2000	190,000	44,000	250	8,000

James P. Sud	2002	245,000	123,000	—	4,000
Executive Vice President of	2001	215,000	73,000	—	8,000
Growth and Business Development	2000	173,000	71,000	—	8,000

(1)
We have a policy that limits the cash compensation paid in any one year to any officer to fourteen times the average salary of all full time team members. For 2002, this salary cap was approximately $399,000. Amounts earned in excess of the salary limitation are deferred to future years; ultimate payment is subject to certain restrictions.

(2)
Except as otherwise indicated, the amounts reflect our contributions on behalf of the persons indicated to the Whole Foods Market 401(k) plans. On January 1, 2002, the Company adopted a new 401(k) plan. During fiscal year 2002 contributions were made into both 401(k) plans. In fiscal years 2002, 2001 and 2000, a contribution was made into the 401(k) with a maximum of $500, $500 and $250, respectively, paid in shares of our common stock. Also during fiscal year 2002, a contribution was made into the 401(k) plan on a calendar quarter basis and equal to 100% of the team members elective deferral contribution up to 3% of the team member’s compensation and 50% of elective deferral contribution up to the next 2% of the team member’s contribution up to a maximum of $8,000, paid in shares of our Company common stock.

Stock Options
The following table sets forth certain information with respect to the options granted during the fiscal year ended September 29, 2002 to each of our executive officers listed in the Summary Compensation Table as shown under the caption “Executive Compensation.”

Name	Number of Options Granted	Total Options Granted to Employees in Fiscal Year	Exercise or Base Price in Dollars per Share (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
John P. Mackey	4,000	(3)	$46.61	3/25/09	$75,900	$176,879
Glenda Flanagan	4,000	(3)	46.61	3/25/09	75,900	176,879
A.C. Gallo	4,000	(3)	46.61	3/25/09	75,900	176,879
Walter Robb	4,000	(3)	46.61	3/25/09	75,900	176,879
James P. Sud	4,000	(3)	46.61	3/25/09	75,900	176,879

(1)
The 5% and 10% assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not reflect our estimates or projections of future prices of the shares of our common stock. There can be no assurance that the amounts reflected in this table will be achieved.

(2)	Closing price of common stock at date of grant.

(3)	Less than 1% of total options granted to employees during the fiscal year.

The following table includes certain information with respect to the options exercised or held by the executive officers named above during the year ended September 29, 2002. The number of options held at September 29, 2002 includes options granted under the 1992 Option Plan for Team Members.

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at September 29, 2002		Value of Unexercised In-the-Money Options (2) at September 29, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Mackey	—	$—	117,500	18,500	$3,408,069	$330,346
Glenda Flanagan	—	—	90,000	16,000	2,682,800	262,765
A.C. Gallo	15,160	292,744	18,000	34,000	411,085	624,475
Walter Robb	11,500	394,247	49,144	35,056	1,266,124	648,944
James P. Sud	—	—	58,600	16,000	1,618,792	262,765

(1)	Based upon the market price received for the underlying shares of common stock of Whole Foods Market received upon exercise and the option exercise price.

(2)	Based upon the closing price of the common stock of Whole Foods Market on September 27, 2002 ($42.97 per share) and the exercise price of the options.

Compensation Committee Interlocks and Insider Participation
No member of our Board’s compensation committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Board’s compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Shares
The following table presents the beneficial ownership of our common stock as of November 29, 2002, except as noted, for (i) each person beneficially owning more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table and (iv) all of our directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder possesses sole voting and investment power with respect to its or his shares.

	Shares Owned (1)
Name	Number	Percent
FMR, Corp. (2)	8,610,980	15%
American Express Financial Corp. (3)	4,512,941	8%
T. Rowe Price Associates, Inc. (4)	2,967,900	5%
David W. Dupree	31,452	*
Dr. John B. Elstrott	17,900	*
Glenda Flanagan	114,206	*
A.C. Gallo	19,455	*
Avram J. Goldberg	49,200	*
John P. Mackey	666,342	1%
Linda Mason	4,500	*
Walter Robb	71,516	*
Dr. Ralph Z. Sorenson	30,000	*
James P. Sud	111,650	*
All directors and officers as a group (18)	1,829,664	3%

*	Indicated ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)
Shares issuable upon exercise of stock options that are exercisable within 60 days after November 29, 2002, are treated as beneficially owned as follows: Mr. Dupree, 25,246; Mr. Elstrott, 8,000; Ms. Flanagan, 90,000; Mr. Gallo, 18,000; Mr. Goldberg, 42,000; Mr. Mackey, 117,500; Ms. Mason 4,000; Mr. Robb, 44,144; Mr. Sorenson, 30,000; Mr. Sud, 58,600; and all directors and executive officers as a group, 590,880.

(2)	Based on information contained in Schedule 13F, as filed on September 30, 2002. The address of such shareholder is 82 Devonshire Street, Boston, Massachusetts 02109-3614.
(3)	Based on information contained in Schedule 13F, as filed on September 30, 2002. The address of such shareholder is 200 AXP Financial Center, Minneapolis, Minnesota 55474.
(4)	Based on information contained in Schedule 13F, as filed on September 30, 2002. The address of such shareholder is 100 East Pratt Street, Baltimore, Maryland 21202-1008.

Item 13.    Certain Relationships and Related Transactions
Whole Foods Market and Gaiam, Inc. own approximately 35% and 50%, respectively, of the outstanding common stock of Gaiam.com. Jirka Rysavy, Gaiam’s chairman and majority stockholder, was elected to our Board of Directors in June of 2000 and remained a Director until March 2002. Mr. Mackey served on the Gaiam, Inc. board of directors from June of 2000 until May 2002. Mr. Mackey and Dr. Elstrott served on the Gaiam.com board of directors from June 2000 until March 2002. The Company does not exercise control over Gaiam.com and therefore has accounted for its investment in Gaiam.com common stock using the equity method. As of September 29, 2002, the Company’s minority investment in Gaiam.com was approximately $3.5 million. At September 29, 2002, the Company also has a marketable equity investment in Gaiam, Inc. stock totaling approximately $0.9 million.

John Mackey and Glenda Flanagan, executive officers of the Company, own approximately 13% in the aggregate of BookPeople, Inc. a retailer of books and periodicals that is unaffiliated with the Company, which leases facilities from the Company. The lease provides for an aggregate annual minimum rent of approximately $391,000 which we received in rental income in fiscal year 2002.

During fiscal year 2002, Jim Sud, an executive officer of the Company, was indebted to the Company pursuant to a loan in the principal amount of $292,000. Mr. Sud repaid the loan in full, together with interest thereon at an annual rate of approximately 6%, in December 2002.

Retention Agreements
Since November 1991, the Company has entered into Retention Agreements with certain executive officers of the Company or its subsidiaries which provide for certain benefits upon an involuntary termination of employment other than for cause after a “Triggering Event.” A Triggering Event includes a merger of the Company with and into an unaffiliated corporation if the Company is not the surviving corporation or the sale of all or substantially all of the Company’s assets. The benefits to be received by the executive officer whose employment is terminated after a Triggering Event occurs include receipt of his or her annual salary through the one-year period following the date of the termination of employment and the immediate vesting of any outstanding stock options granted to such executive officer.

Item 14.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no significant deficiencies or material weaknesses which required corrective actions were identified.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 24 of this report.

(2)	Financial Statement Schedules: No schedules are required.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Index to Exhibits

3.1	Restated Articles of Incorporation of the Registrant, as amended (2)
3.2	By-laws of the Registrant adopted May 23, 1995 (7)
4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (4)
4.2	Indentures between the Company and Chase Bank of Texas, National Association, as Trustee (4)
4.3	Shareholder Rights Agreement, dated September 22, 1999, between the Registrant, Whole Foods Market, Inc. and Securities Transfer Corporation (6)
10.1	1993 Team Member Stock Ownership Plan (1)
10.2	Form of Retention Agreement between the executive officers of the Registrant and the Registrant (3)
10.3	Form of amendment to Retention Agreement (1)
10.4
Second Amended and Restated Credit Agreement, dated February 7,2000, by and among Registrant, the subsidiaries of the Registrant, Chase Bank of Texas, National Association, Wells Fargo Bank Texas, National Association, First Union National Bank, Bankboston, National Association, and Chase Securities Inc. (8)

10.5
First Amendment, dated March 1, 2001, to Second Amended and Restated credit Agreement, dated February 7, 2000, by and among Registrant, the subsidiaries of the Registrant, Chase Bank of Texas, National Association, Wells Fargo Bank Texas, National Association, First Union National Bank, Bankboston, National Association, and Chase Securities Inc. (9)

10.6
Second Amendment, dated June 10, 2002, to Second Amended and Restated credit Agreement, dated March 1, 2001, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank, National Association, Wells Fargo Bank Texas, National Association, Wachovia Bank, National Association, Fleet National Bank, Guaranty Bank, Standard Federal Bank, National Association and US Bank. (10)

10.7	1992 Stock Option Plan for Team Members, as amended (1)
10.8	1992 Stock Option Plan for Outside Directors (1)
10.9	1993 Team Member Stock Purchase Plan (1)
10.10	Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (5)
10.11	1994 Director Stock Option Plan with amendments thereto (5)
12.1	Computation of Ratio of Earnings to Fixed Charges (10)
21.1	Subsidiaries of the Registrant (10)
23.1	Consent of Ernst & Young LLP (10)
23.2	Consent of KPMG LLP (10)
99.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (10)
99.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (10)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-3 (No.33-69362) and incorporated herein by reference.
(3)	Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement on Form S-3 (No. 333-51419) and incorporated herein by reference.
(5)	Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273) and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 8-K (No. 033-44214) and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-K for year ended September 24, 1995 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-K for year ended September 24, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-K for year ended September 29, 2001 and incorporated herein by reference.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 20, 2002	By:	/s/ Glenda Flanagan
Glenda Flanagan Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 2002.

Name	Title

/s/ John P. Mackey John P. Mackey	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Glenda Flanagan Glenda Flanagan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David W. Dupree David W. Dupree	Director

/s/ Dr. John B. Elstrott Dr. John B. Elstrott	Director

/s/ Avram J. Goldberg Avram J. Goldberg	Director

/s/ Linda A. Mason Linda A. Mason	Director

/s/ Dr. Ralph Z. Sorenson Dr. Ralph Z. Sorenson	Director

CERTIFICATIONS

I, John P. Mackey, certify that:

1)	I have reviewed this annual report on Form 10-K of Whole Foods Market, Inc.

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 20, 2002	By:	/s/ John P. Mackey
John P. Mackey Chief Executive Officer

CERTIFICATIONS

I, Glenda Flanagan, certify that:

1)	I have reviewed this annual report on Form 10-K of Whole Foods Market, Inc.

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 20, 2002	By:	/s/ Glenda Flanagan
Glenda Flanagan Chief Financial Officer