Form 10-Q
period 2003-01-19
WHOLE FOODS MARKET INC
filed 2003-03-04
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended January 19, 2003;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                           to                         .

Commission File Number: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas (State of incorporation)	74-1989366 (IRS employer identification no.)

601 N. Lamar

Suite 300

Austin, Texas 78703

(Address of principal executive offices)

512-477-4455

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

The number of shares of the registrant's common stock, no par value, outstanding as of January 19, 2003 was 58,354,043 shares.

Whole Foods Market, Inc.

Form 10-Q

Part 1.    Financial Information

Item 1.    Financial Statements

Whole Foods Market, Inc.

Condensed Consolidated Balance Sheets

January 19, 2003 (Unaudited) and September 29, 2002

(In thousands)

Assets	2003	2002
Current assets:
Cash and cash equivalents	$44,536	$12,646
Trade accounts receivable	39,031	30,888
Merchandise inventories	116,963	108,189
Prepaid expenses and other current assets	20,788	20,418

Total current assets	221,318	172,141
Property and equipment, net of accumulated depreciation and amortization	672,741	644,688
Long-term investments	2,294	4,426
Goodwill	80,548	80,548
Intangible assets, net of accumulated amortization	21,987	22,889
Other assets	15,373	15,509
Net assets of discontinued operations	—	3,000

	$1,014,261	$943,201

Liabilities and Shareholders’ Equity	2003	2002
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,793	$5,789
Trade accounts payable	64,062	59,710
Accrued payroll, bonus and employee benefits	58,404	59,359
Other accrued expenses	75,007	51,440

Total current liabilities	203,266	176,298
Long-term debt and capital lease obligations, less current installments	163,654	161,952
Other long-term liabilities	15,752	15,865

Total liabilities	382,672	354,115

Shareholders’ equity:
Common stock, no par value, 150,000 and 100,000 shares authorized, 58,649 and 57,988 shares issued, 58,354 and 57,739 shares outstanding in 2003 and 2002, respectively	358,082	341,940
Accumulated other comprehensive income	302	(422)
Retained earnings	273,205	247,568

Total shareholders’ equity	631,589	589,086

Commitments and contingencies

	$1,014,261	$943,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries

Condensed Consolidated Income Statements (Unaudited)

(In thousands except per share amounts)

	Sixteen weeks ended
	January 19, 2003	January 20, 2002
Sales	$923,760	$780,799
Cost of goods sold and occupancy costs	609,190	516,077

Gross profit	314,570	264,722
Direct store expenses	233,544	197,297

Store contribution	81,026	67,425
General and administrative expenses	31,176	28,180
Pre-opening and relocation costs	3,836	2,239

Operating income	46,014	37,006
Other income (expense):
Interest expense	(2,565)	(3,969)
Investment and other income (expense)	(720)	531

Income before income taxes	42,729	33,568
Provision for income taxes	17,092	13,427

Net income	$25,637	$20,141

Basic earnings per share	$0.44	$0.36

Weighted average shares outstanding	58,036	55,210

Diluted earnings per share	$0.42	$0.34

Weighted average shares outstanding, diluted basis	64,738	58,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Sixteen weeks ended
	January 19, 2003	January 20, 2002
Cash flows from operating activities:
Net income	$25,637	$20,141
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,768	25,558
Loss on disposal of fixed assets	144	412
Rent differential	94	762
Change in LIFO reserve	1,000	1,000
Interest accretion on long-term debt	2,265	2,132
Tax benefit related to exercise of employee stock options	5,435	6,558
Impairment loss on long-term investments	1,412	—
Issuance of common stock to 401(k) plan	3,119	—
Net change in current assets	(17,843)	(4,618)
Net change in current liabilities	20,878	10,971

Net cash provided by operating activities	70,909	62,916

Cash flows from investing activities:
Development costs of new store locations	(31,700)	(27,605)
Other property, plant and equipment expenditures	(26,986)	(19,202)
Acquisition of intangible assets	—	(1,241)
Payments for purchase of acquired entities, net of cash acquired	—	(34,847)
Proceeds from sale of property, plant and equipment	2,614	—
Proceeds from conversion of long-term investments	1,000	—
Other investing activities	—	(4,753)

Net cash used in investing activities	(55,072)	(87,648)

Cash flows from financing activities:
Net proceeds from long-term borrowings	—	32,000
Payments on long-term debt and capital lease obligations	(535)	(35,150)
Issuance of common stock	12,999	22,030

Net cash provided by financing activities	12,464	18,880

Cash flows from discontinued operations:
Net cash provided by discontinued operations	3,589	14,558

Net increase in cash and cash equivalents	31,890	8,706
Cash and cash equivalents at beginning of period	12,646	1,843

Cash and cash equivalents at end of period	$44,536	$10,549

Supplemental disclosures of cash flow information:
Interest paid	$1,558	$1,968

Federal and state income taxes paid	$1,112	$4,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Notes To Condensed Consolidated Financial Statements (Unaudited)

January 19, 2003

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. and subsidiaries (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for depreciation and amortization, inventory, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, asset impairment charges, store closure costs, goodwill valuation, income taxes and contingencies. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

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

	Sixteen weeks ended
	January 19, 2003	January 20, 2002
Net income (numerator for basic earnings per share)	$25,637	$20,141
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	1,356	—

Adjusted net income (numerator for diluted earnings per share)	$26,993	$20,141

Weighted average common shares outstanding (denominator for basic earnings per share)	58,036	55,210
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,285	—
Assumed exercise of stock options	3,417	3,764

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	64,738	58,974

Basic earnings per share	$0.44	$0.36

Diluted earnings per share	$0.42	$0.34

Options to purchase approximately 5,000 shares of common stock were not included in the computation of diluted earnings per share for the sixteen week period ended January 20, 2002, because their effect would have been antidilutive. The potential conversion of approximately 3,286,000 shares of common stock related to the zero coupon convertible subordinated debentures was not included in the computations of diluted earnings per share for the sixteen week period ended January 20, 2002 because their effect would have been antidilutive.

(3) Comprehensive Income

The Company’s comprehensive income was comprised of net income, unrealized gains and losses on available for sale securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 19, 2003	January 20, 2002
Net income	$25,637	$20,141
Unrealized gain (loss), net	299	77
Foreign currency translation adjustment, net	425	(49)

Comprehensive income	$26,361	$20,169

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2002, we acquired goodwill totaling approximately $8.7 million in connection with the Harry’s Farmer’s Market acquisition.

All of the Company’s acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to twenty-six years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the first quarter of fiscal year 2002, we acquired intangible assets totaling approximately $1.1 million in connection with the Harry’s Farmer’s Market acquisition. Amortization associated with intangible assets totaled approximately $0.9 million and $1.3 million for the sixteen weeks ended January 19, 2003 and January 20, 2002, respectively. The components of intangible assets were as follows (in thousands):

	January 19, 2003		September 29, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$28,695	$(8,909)	$28,710	$(8,276)
Marketing-related and other	$3,285	$(1,084)	$4,328	$(1,873)

Amortization associated with the net carrying amount of intangible assets at January 19, 2003 is estimated to be $1.8 million for the remainder of fiscal year 2003, $2.5 million in fiscal year 2004, $2.4 million in fiscal year 2005, $1.8 million in fiscal year 2006 and $1.2 million in fiscal year 2007.

(5) Stock-Based Compensation

The Company follows Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. As required by Statement of Financial Accounting Standards (“SFAS”) Nos. 123 and 148, we have determined pro forma net income and net income per common share as if compensation costs had been determined based on the fair value of the options granted to team members and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model. Had we recognized compensation costs as prescribed by SFAS No. 123, net income and basic and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands):

	Sixteen weeks ended
	January 19, 2003	January 20, 2002
Report net income	$25,637	$20,141
Pro forma expense, net of income taxes	4,706	3,728

Pro forma net income	$20,931	$16,413

Basic earnings per share:
Reported	$0.44	$0.36
Pro forma adjustment	(0.08)	(0.06)

Pro forma basic earnings per share	$0.36	$0.30

Diluted earnings per share:
Reported	$0.42	$0.34
Pro forma adjustment	(0.08)	(0.06)

Pro forma diluted earnings per share	$0.34	$0.28

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

(6) Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, in July 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 may impact the timing and amounts recognized for any future exit or disposal activities. The adoption of SFAS No. 146 had no impact on our financial position or results of operations.

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment to FASB Statement No. 123,” provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS 123 to require additional disclosures in both annual and interim financial statements. We adopted the disclosure provisions of SFAS No. 148 effective the beginning of the first quarter of fiscal year 2003. The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 140 stores as of January 19, 2003. We operate in one reportable segment, natural foods supermarkets. We have one store in Toronto, Canada. All of our remaining operations are domestic. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Sixteen weeks ended
	January 19, 2003	January 20, 2002
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.9	66.1

Gross profit	34.1	33.9
Direct store expenses	25.3	25.3

Store contribution	8.8	8.6
General and administrative expenses	3.4	3.6
Pre-opening and relocation costs	0.4	0.3

Income from operations	5.0	4.7
Other income (expense):
Interest expense	(0.3)	(0.5)
Investment and other income (expense)	(0.1)	0.1

Income before income taxes	4.6	4.3
Provision for income taxes	1.9	1.7

Net income	2.8%	2.6%

Figures may not add due to rounding.

Sales

Sales increased 18.3% for the sixteen weeks ended January 19, 2003, compared to the same period of the prior fiscal year. This increase was driven by comparable store sales growth of approximately 10.5% and weighted average year-over-year square footage growth of approximately 11%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which excludes two relocated stores and one major expansion, increased approximately 10.1% for the sixteen weeks ended January 19, 2003. Comparable and identical store sales increases generally resulted from an increase in the number of customer transactions and higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as customers increasing their amount of purchases with us over time, improvements in overall store execution, stronger brand awareness and increased sales of perishable products.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 19, 2003 was approximately 34.1%, compared to approximately 33.9% for the same period of the prior fiscal year. Gross profit margins at comparable stores for the sixteen weeks ended January 19, 2003 increased 31 basis points to approximately 34.3% of sales. This increase was due to various factors including increased national buying, category management and private label initiatives, which lower the cost of product purchased on a national basis. Additionally, continued improvement in store execution with respect to product procurement, merchandising and controlling shrink has positively affected gross profit. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Store Contribution

Store contribution consists of gross profit less direct store expenses. For all stores, store contribution as a percentage of sales increased 14 basis points to approximately 8.8% for the sixteen weeks ended January 19, 2003, compared to approximately 8.6% for the same period of the prior fiscal year. For the 127 stores in the comparable store base, store contribution as a percentage of sales was approximately 9.5 % for the sixteen weeks ended January 19, 2003, reflecting a 47 basis point decrease in direct store expenses. For all stores, direct store expenses as a percentage of sales was approximately 25.3% for the sixteen weeks ended January 19, 2003 and January 20, 2002. A decrease in direct store wages was more than offset by higher health care expenses for the Company’s previous health care plans, which were replaced with a new health care plan effective January 1, 2003.

General and Administrative Expenses

General and administrative expenses as a percentage of sales were approximately 3.4% and 3.6% for the sixteen weeks ended January 19, 2003 and January 20, 2002, respectively. This decrease reflects a strong focus on leveraging general and administrative expenses during our planning process and favorable execution of our plan. Whole Foods Market has historically been able to expand without significant increases in general and administrative costs.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations and major expansions. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening costs for the sixteen weeks ended January 19, 2003 consist primarily of costs associated with the opening of five new stores during the first fiscal quarter and the development of seven stores scheduled to open or expand in future periods. Relocation costs for the sixteen weeks ended January 19, 2003 consist primarily of costs associated with the relocation of one non-retail facility during the first fiscal quarter and cost associated with one relocation scheduled to relocate in a future period. In the prior year, pre-opening and relocation costs for the sixteen weeks consisted primarily of costs associated with our opening of one new store and the relocation of one store during the first fiscal quarter and development of thirteen new stores scheduled to open in future periods.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the sixteen weeks ended January 19, 2003 totaled approximately $2.6 million compared to approximately $4.0 million for the same period of the prior fiscal year. These decreases are primarily due to lower interest rates and no amounts outstanding under the Company’s bank line of credit in the first quarter of fiscal year 2003. Capitalized interest for the sixteen weeks ended January 19, 2003 totaled approximately $.04 million compared to approximately $0.3 million for the same period of the prior fiscal year.

Investment and Other Income (Expense)

Investment and other income consists primarily of interest, rental, investment gains and losses and other income. Investment and other income (expense) for the sixteen weeks ended January 19, 2003 totaled approximately $(0.7) million compared to approximately $0.5 million for the same period of the prior fiscal year. During the first quarter of fiscal year 2003, the Company recognized a pre-tax impairment charge of approximately $1.4 million on our investment in Gaiam, Inc.

Discontinued Operations

Pursuant to a formal plan adopted in fiscal year 2000, the NatureSmart nutritional supplements business has been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. Discontinued operations had no impact on the accompanying condensed consolidated income statements for the sixteen weeks ended January 19, 2003 and January 20, 2002. Cash flows from discontinued operations in the accompanying condensed consolidated statement of cash flows for the sixteen weeks ended January 19, 2003 include proceeds totaling approximately $3.6 million from the sale of property in Westminster, Colorado and the release of NatureSmart acquisition proceeds held in escrow. Cash flows from discontinued operations for the sixteen weeks ended January 20, 2002 include net proceeds totaling approximately $15 million from the sale of the facility in Thornton, Colorado that was used by NatureSmart.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash from operating activities of approximately $70.9 million and $62.9 million for the sixteen weeks ended January 19, 2003 and January 20, 2002, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital.

The Company has a $220 million revolving line of credit available through July 14, 2003. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging from 0.20% to 0.30% of the undrawn amount are payable under this agreement. At January 19, 2003, no amounts were drawn and approximately $205 million was available under the agreement. At September 29, 2002, no amounts were drawn and approximately $214 million was available under the agreement. The Company has zero coupon convertible subordinated debentures outstanding with a carrying value of approximately $146.4 million at January 19, 2003. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $309 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount totaling approximately $147 million, $188 million and $241 million, respectively. The Company, at its option, may elect to pay any such purchase price in cash or in shares of common stock, or any combination thereof. On January 31, 2003 the Company mailed notice to the holders of its outstanding zero coupon convertible subordinated debentures informing such holders they had the right to surrender the debentures for repurchase by the Company on March 2, 2003 for $476.74 per $1,000 principal amount at maturity, and that such purchase price would be paid entirely in cash. No debentures were redeemed on March 2, 2003. We also have outstanding at January 19, 2003 approximately $22.9 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash provided by financing activities was approximately $12.5 million and $18.9 million for the sixteen weeks ended January 19, 2003 and January 20, 2002, respectively.

The following table shows payments due by period on contractual obligations as of January 19, 2003 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$146,375	$—	$—	$146,375
Senior notes	22,857	5,714	17,143	—
Capital lease obligations (including interest)	56	14	42	—
Operating lease obligations	$1,227,274	$70,337	$317,196	$839,741

The following table shows expirations per period on commercial commitments as of January 19, 2003 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Credit facility	$220,000	$220,000	$ —	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.6 million per location. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of February 12, 2003, we had signed leases for 23 stores averaging approximately 42,000 square feet in size. We will incur additional capital expenditures in during the remainder of fiscal year 2003 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the first quarter of fiscal year 2002, the Company completed the acquisition of three Harry’s Farmer’s Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $55.1 million and $87.6 million for the sixteen weeks ended January 19, 2003 and January 20, 2002, respectively. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

On October 11, 2002, United Natural Foods acquired Blooming Prairie Cooperative, a cooperative natural foods distributor in which the Company was a member, for cash consideration of $30 million. Allocation and distribution of proceeds from the sale to members has not been completed by Blooming Prairie, and therefore although we expect a gain as a result of this transaction, we will account for any such gain when realized.

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

Inventory Valuation

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 55% of inventories for both the sixteen weeks ended January 19, 2003 and the fifty–two weeks ended September 29, 2002 and using the item cost method for approximately 43% and 42% of inventories for the sixteen weeks ended January 19, 2003 and the fifty–two weeks ended September 29, 2002, respectively. The excess of estimated current costs over LIFO carrying value was approximately $8.1 million and $7.1 million at January 19, 2003 and September 29, 2002, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, consisting of the manufactured inventories of Allegro Coffee Company, are determined by the first-in, first-out (“FIFO”) method. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the year ended September 29, 2002. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended September 29, 2002.

Interest Rate Risk

We are exposed to cash flow and fair value risk from changes in interest rates, which may affect the income that we earn and the carrying value of our cash and cash equivalents. As of January 19, 2003 we have short-term investments totaling approximately $30 million that are included in cash and cash equivalents on our condensed balance sheet. At January 19, 2003 an unrealized gain of approximately $19,000 on these short-term investments is included as a component of shareholders’ equity.

Market Risk

During the first quarter of fiscal year 2003, our equity interest in Gaiam.com was converted into $1.0 million in cash and 250,000 shares of Gaiam, Inc. common stock pursuant to the merger of a subsidiary of Gaiam, Inc. into Gaiam.com, There are restrictions on the Company’s ability to resell these shares during the two years after the merger. Subsequent to this transaction, we recognized losses totaling approximately $1.4 million for other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. This impairment charge was recorded to adjust our investments in Gaiam, Inc. to quoted market value. As of January 19, 2003 our investments in Gaiam, Inc. have a carrying value and fair value of approximately $2.3 million.

Item 4.    Controls and Procedures

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

Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no significant deficiencies or material weaknesses which required corrective actions were identified.

Part II.    Other Information

Item 6(a).    Exhibits

Exhibit 99.1—Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2—Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b).    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended January 19, 2003. Subsequent to the end of the first quarter, the Company filed a report on Form 8-K dated January 31, 2003 stating the Company mailed a notice to the holders of its outstanding Zero Coupon Convertible Subordinated Debentures due 2018 in accordance with the terms of the Debentures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date: March 4, 2003	By: /s/ Glenda Flanagan
Glenda Flanagan Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

CERTIFICATIONS

I, John P. Mackey, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Whole Foods Market, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 4, 2003	By:	/s/ John P. Mackey
John P. Mackey Chief Executive Officer

CERTIFICATIONS

I, Glenda Flanagan, certify that:

1)	I have reviewed this quarterly report on Form 10-K of Whole Foods Market, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 4, 2003	By:	/s/ Glenda Flanagan
Glenda Flanagan Chief Financial Officer