Form 10-Q
period 2003-04-13
WHOLE FOODS MARKET INC
filed 2003-05-28
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 13, 2003; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS employer identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of April 13, 2003 was 59,444,603 shares.

Whole Foods Market, Inc.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Condensed Consolidated Balance Sheets

April 13, 2003 (unaudited) and September 29, 2002

(In thousands)

Assets	2003	2002
Current assets:
Cash and cash equivalents	$97,601	$12,646
Trade accounts receivable	40,800	30,888
Merchandise inventories	119,404	108,189
Prepaid expenses and other current assets	23,810	20,418

Total current assets	281,615	172,141
Property and equipment, net of accumulated depreciation and amortization	684,804	644,688
Long-term investments	2,132	4,426
Goodwill	80,548	80,548
Intangible assets, net of accumulated amortization	27,880	22,889
Other assets	12,808	15,509
Net assets of discontinued operations	—	3,000

	$1,089,787	$943,201

Liabilities and Shareholders’ Equity	2003	2002
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,793	$5,789
Trade accounts payable	68,168	59,710
Accrued payroll, bonus and employee benefits	60,670	59,359
Other accrued expenses	75,302	51,440

Total current liabilities	209,933	176,298
Long-term debt and capital lease obligations, less current installments	165,327	161,952
Other long-term liabilities	14,603	15,865

Total liabilities	389,863	354,115

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 59,738 and 57,988 shares issued, 59,445 and 57,739 shares outstanding in 2003 and 2002, respectively	400,472	341,940
Accumulated other comprehensive income	681	(422)
Retained earnings	298,771	247,568

Total shareholders’ equity	699,924	589,086

Commitments and contingencies

	$1,089,787	$943,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2003	April 14, 2002	April 13, 2003	April 14, 2002
Sales	$725,139	$622,789	$1,648,899	$1,403,588
Cost of goods sold and occupancy costs	475,190	404,690	1,084,380	920,767

Gross profit	249,949	218,099	564,519	482,821
Direct store expenses	180,896	154,148	414,440	351,445

Store contribution	69,053	63,951	150,079	131,376
General and administrative expenses	23,289	22,981	54,465	51,161
Pre-opening and relocation costs	1,951	5,382	5,787	7,621

Operating income	43,813	35,588	89,827	72,594
Other income (expense):
Interest expense	(2,021)	(2,473)	(4,586)	(6,442)
Investment and other income	817	597	97	1,128

Income before income taxes	42,609	33,712	85,338	67,280
Provision for income taxes	17,043	13,485	34,135	26,912

Net income	$25,566	$20,227	$51,203	$40,368

Basic earnings per share	$0.44	$0.36	$0.88	$0.73

Weighted average shares outstanding	58,696	56,013	58,319	55,554

Diluted earnings per share	$0.41	$0.34	$0.83	$0.68

Weighted average shares outstanding, diluted basis	65,140	63,152	64,910	59,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-eight weeks ended
	April 13, 2003	April 14, 2002
Cash flows from operating activities:
Net income	$51,203	$40,368
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,315	44,700
Loss on disposal of fixed assets	266	1,947
Rent differential	(204)	1,029
Change in LIFO reserve	1,420	1,750
Interest accretion on long-term debt	3,938	3,737
Tax benefit related to exercise of employee stock options	18,238	13,607
Impairment loss on long-term investments	1,412	—
Issuance of common stock to 401(k) plan	3,119	—
Cooperative patronage dividends received	3,210	—
Net change in current assets	(25,661)	(5,522)
Net change in current liabilities	31,868	14,530

Net cash provided by operating activities	140,124	116,146

Cash flows from investing activities:
Development costs of new store locations	(46,254)	(52,589)
Other property, plant and equipment expenditures	(46,528)	(29,026)
Acquisition of intangible assets	(6,372)	(1,241)
Payments for purchase of acquired entities, net of cash acquired	—	(35,975)
Proceeds from sale of property, plant and equipment	2,664	—
Proceeds from conversion of long-term investments	1,000	—
Other investing activities	—	(4,753)

Net cash used in investing activities	(95,490)	(123,584)

Cash flows from financing activities:
Net proceeds from long-term borrowings	—	32,000
Payments on long-term debt and capital lease obligations	(535)	(61,142)
Issuance of common stock	37,151	39,492

Net cash provided by financing activities	36,616	10,350

Cash flows from discontinued operations:
Net cash provided by discontinued operations	3,705	14,322

Net increase in cash and cash equivalents	84,955	17,234
Cash and cash equivalents at beginning of period	12,646	1,843

Cash and cash equivalents at end of period	$97,601	$19,077

Supplemental disclosures of cash flow information:
Interest paid	$3,313	$2,709

Federal and state income taxes paid	$1,198	$11,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for depreciation and amortization, inventory, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, asset impairment charges, store closure costs, goodwill valuation, income taxes and contingencies. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2003	April 14, 2002	April 13, 2003	April 14, 2002
Net income (numerator for basic earnings per share)	$25,566	$20,227	$51,203	$40,368
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	1,031	987	2,387	—

Adjusted net income (numerator for diluted earnings per share)	$26,597	$21,214	$53,590	$40,368

Weighted average common shares outstanding (denominator for basic earnings per share)	58,696	56,013	58,319	55,554
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,285	3,286	3,285	—
Assumed exercise of stock options	3,159	3,853	3,306	3,803

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	65,140	63,152	64,910	59,357

Basic earnings per share	$0.44	$0.36	$0.88	$0.73

Diluted earnings per share	$0.41	$0.34	$0.83	$0.68

Options to purchase approximately 1,060,000 shares and 454,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight week periods ended April 13, 2003, respectively, because their effect would have been antidilutive. Options to purchase approximately 866,000 shares and 371,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight week periods ended April 14, 2002, respectively, because their effect would have been antidilutive. The potential conversion of approximately 3,286,000 shares of common stock related to the zero coupon convertible subordinated debentures was not included in the computations of diluted earnings per share for the twenty-eight week period ended April 14, 2002 because their effect would have been antidilutive.

(3) Comprehensive Income

The Company’s comprehensive income was comprised of net income, unrealized gains and losses on available for sale securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2003	April 14, 2002	April 13, 2003	April 14, 2002
Net income	$25,566	$20,227	$51,203	$40,368
Unrealized gain (loss), net	(152)	86	147	163
Foreign currency translation adjustment, net	531	13	956	(36)

Comprehensive income	$25,945	$20,326	$52,306	$40,495

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment on a reporting unit level annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2002, we acquired goodwill totaling approximately $8.7 million in connection with the Harry’s Farmer’s Market acquisition.

All of the Company’s acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to twenty-six years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the second quarter of fiscal year 2003 we acquired intangible assets totaling approximately $6.4 million, consisting primarily of acquired leasehold rights. During the first quarter of fiscal year 2002, we acquired intangible assets totaling approximately $1.1 million in connection with the Harry’s Farmer’s Market acquisition. Amortization associated with intangible assets totaled approximately $0.7 million and $1.6 million for the twelve and twenty-eight weeks ended April 13, 2003, respectively, and approximately $0.8 million and $2.1 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	April 13, 2003		September 29, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$34,842	$(9,154)	$28,710	$(8,276)
Marketing-related and other	$3,448	$(1,256)	$4,328	$(1,873)

Amortization associated with the net carrying amount of intangible assets at April 13, 2003 is estimated to be $1.3 million for the remainder of fiscal year 2003, $2.9 million in fiscal year 2004, $2.8 million in fiscal year 2005, $2.1 million in fiscal year 2006 and $1.5 million in fiscal year 2007.

(5) Long-Term Debt

On March 6, 2003, we amended our credit facility to extend the maturity of our revolving line of credit from July 14, 2003 to October 1, 2004 and reduce the size of the facility from $220 million to $100 million. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.20% of the undrawn amount are payable under this agreement. At April 13, 2003, no amounts were drawn and approximately $83 million was available under the agreement. At September 29, 2002, no amounts were drawn and approximately $214 million was available under the agreement.

(6) Stock-Based Compensation

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2003	April 14, 2002	April 13, 2003	April 14, 2002
Reported net income	$25,566	$20,227	$51,203	$40,368
Pro forma expense, net of income taxes	3,428	3,095	8,134	6,823

Pro forma net income	$22,138	$17,132	$43,069	$33,545

Basic earnings per share:
Reported	$0.44	$0.36	$0.88	$0.73
Pro forma adjustment	(0.06)	(0.05)	(0.14)	(0.13)

Pro forma basic earnings per share	$0.38	$0.31	$0.74	$0.60

Diluted earnings per share:
Reported	$0.41	$0.34	$0.83	$0.68
Pro forma adjustment	(0.05)	(0.05)	(0.13)	(0.12)

Pro forma diluted earnings per share	$0.36	$0.29	$0.70	$0.56

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

(7) Recent Accounting Pronouncements

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

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS 123 to require additional disclosures in both annual and interim financial statements. We adopted the disclosure provisions of SFAS No. 148 effective the beginning of the first quarter of fiscal year 2003. The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 provides guidance for the accounting for consideration given to a reseller from a vendor. We adopted EITF No. 02-16 on a prospective basis effective the beginning of the second quarter of fiscal year 2003. The adoption of EITF No 02-16 did not have a material impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 143 stores as of April 13, 2003. We operate in one reportable segment, natural foods supermarkets. We have one store in Toronto, Canada. All of our remaining operations are domestic. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2003	April 14, 2002	April 13, 2003	April 14, 2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.5	65.0	65.8	65.6

Gross profit	34.5	35.0	34.2	34.4
Direct store expenses	24.9	24.8	25.1	25.0

Store contribution	9.5	10.3	9.1	9.4
General and administrative expenses	3.2	3.7	3.3	3.6
Pre-opening and relocation costs	0.3	0.9	0.4	0.5

Income from operations	6.0	5.7	5.4	5.2
Other income (expense):
Interest expense	(0.3)	(0.4)	(0.3)	(0.5)
Investment and other income	0.1	0.1	0.0	0.1

Income before income taxes	5.9	5.4	5.2	4.8
Provision for income taxes	2.4	2.2	2.1	1.9

Net income	3.5%	3.2%	3.1%	2.9%

Figures may not add due to rounding.

Sales

Sales increased 16.4% and 17.5% for the twelve and twenty-eight weeks ended April 13, 2003, respectively, compared to the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 7.0% and 9.0%, respectively, and weighted average year-over-year square footage growth of approximately 12%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales, which excludes relocations and remodels with expansions of square footage greater than 20%, increased approximately 6.4% and 8.5% for the twelve and twenty-eight weeks ended April 13, 2003, respectively. Extreme weather across several major markets, the outbreak of war and the shift of Easter and related sales from the second quarter in the prior fiscal year to the third quarter in the current fiscal year negatively impacted comparable store sales during the twelve weeks ended April 13, 2003. Comparable and identical store sales increases generally resulted from an increase in the number of customer transactions and higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as customers increasing their amount of purchases with us over time, improvements in overall store execution, stronger brand awareness and increased sales of perishable products.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 13, 2003 was approximately 34.5% and 34.2%, respectively, compared to approximately 35.0% and 34.4%, respectively, for the same periods of the prior fiscal year. These declines were primarily due to higher occupancy costs, increased spoilage resulting from weather-related stores closures and the impact of certain market-specific pricing strategies. These strategies are not isolated to the twelve weeks ended April 13, 2003, but in previous periods they have generally been offset by improvements in other markets. Typically margins increase due to various factors including increased national buying and category management, which lower the cost of product purchased on a national basis. Additionally, continued improvement in store execution with respect to product procurement, merchandising and controlling shrink typically positively affects gross profit. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Store Contribution

Store contribution consists of gross profit less direct store expenses. For all stores, store contribution as a percentage of sales decreased 75 and 26 basis points to approximately 9.5% and 9.1% for the twelve and twenty-eight weeks ended April 13, 2003, respectively, compared to approximately 10.3% and 9.4%, respectively, for the same periods of the prior fiscal year. For the 130 stores in the comparable store base, store contribution as a percentage of sales was approximately 10.1% and 9.8% for the twelve and twenty-eight weeks ended April 13, 2003, respectively, reflecting a 10 and 30 basis point decrease in direct store expenses, respectively. For all stores, direct store expenses as a percentage of sales was approximately 24.9% and 25.1% for the twelve and twenty-eight weeks ended April 13, 2003, respectively, compared to approximately 24.8% and 25.0%, respectively, for the same periods of the prior fiscal year. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and Administrative Expenses

General and administrative expenses as a percentage of sales were approximately 3.2% and 3.3% for the twelve and twenty-eight weeks ended April 13, 2003, respectively, compared to approximately 3.7% and 3.6%, respectively, for the same periods of the prior fiscal year. These decreases reflect a strong focus on leveraging general and administrative expenses during our planning process and favorable execution of our plan. Whole Foods Market has historically been able to expand without significant increases in general and administrative costs.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations and major expansions. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening costs for the twelve and twenty-eight weeks ended April 13, 2003 consist primarily of costs associated with the opening of five new stores and the development of seven stores during the first fiscal quarter and the opening of three new stores and the development of four stores during the second fiscal quarter. Relocation costs for the twelve and twenty-eight weeks ended April 13, 2003 consist primarily of costs associated with the relocation of one non-retail facility during each of the first and second fiscal quarters. In the prior fiscal year, pre-opening and relocation costs for the twelve and twenty-eight weeks consisted primarily of costs associated with our opening of one new store and the relocation of one store during the first fiscal quarter and the opening of three new stores, the development of three new stores, the relocation of two non-retail facilities and an approximate $1.5 million write-off associated with the decision to relocate a store in the Dallas market during the second fiscal quarter.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the twelve and twenty-eight weeks ended April 13, 2003 totaled approximately $2.0 million and $4.6 million, respectively, compared to approximately $2.5 million and $6.4 million, respectively, for the same periods of the prior fiscal year. These decreases are primarily due to lower interest rates and no amounts outstanding under the Company’s bank line of credit during fiscal year 2003. Capitalized interest for the twelve and twenty-eight weeks ended April 13, 2003 totaled approximately $0.3 million and $0.7 million, respectively, compared to approximately $0.5 million and $0.8 million, respectively, for the same periods of the prior fiscal year.

Investment and Other Income

Investment and other income consists primarily of interest, rental, other income and investment gains and losses. Investment and other income for the twelve and twenty-eight weeks ended April 13, 2003 totaled approximately $0.8 million and $0.1 million, respectively, compared to approximately $0.6 million and $1.1 million, respectively, for the same periods of the prior fiscal year. During the first quarter of fiscal year 2003, the Company recognized a pre-tax impairment charge of approximately $1.4 million on our investment in Gaiam, Inc.

Discontinued Operations

Pursuant to a formal plan adopted in fiscal year 2000, the NatureSmart nutritional supplements business has been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. Discontinued operations had no impact on the accompanying condensed consolidated income statements for the twelve and twenty-eight weeks ended April 13, 2003 and April 14, 2002. Cash flows from discontinued operations in the accompanying condensed consolidated statement of cash flows for the twenty-eight weeks ended April 13, 2003 include proceeds totaling approximately $3.6 million from the sale of property in Westminster, Colorado and the release of NatureSmart acquisition proceeds held in escrow. Cash flows from discontinued operations for the twenty-eight weeks ended April 14, 2002 include net proceeds totaling approximately $15 million from the sale of the facility in Thornton, Colorado that was used by NatureSmart.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash from operating activities of approximately $140.1 million and $116.1 million for the twenty-eight weeks ended April 13, 2003 and April 14, 2002, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital.

On March 6, 2003, we amended our credit facility to extend the maturity of our revolving line of credit from July 14, 2003 to October 1, 2004 and reduce the size of the facility from $220 million to $100 million. The Company believes the reduced facility better matches its currently projected cash needs. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.20% of the undrawn amount are payable under this agreement. At April 13, 2003, no amounts were drawn and approximately $83 million was available under the agreement. At September 29, 2002, no amounts were drawn and approximately $214 million was available under the agreement. The Company has zero coupon convertible subordinated debentures outstanding with a carrying value of approximately $148.0 million at April 13, 2003. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $309 million. The debentures are redeemable for cash on at least 30 days’ notice at the option of the Company, in whole or in part, for issue price plus accrued original issue discount. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, representing approximately 3,285,000 shares of common stock. Debentures may be redeemed at the option of the holder March 2, 2003, March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount totaling approximately $147 million, $188 million and $241 million, respectively. The Company, at its option, may elect to pay any such purchase price in cash or in shares of common stock, or any combination thereof. On January 31, 2003 the Company mailed notice to the holders of its outstanding zero coupon convertible subordinated debentures informing such holders they had the right to surrender the debentures for repurchase by the Company on March 2, 2003 for $476.74 per $1,000 principal amount at maturity, and that such purchase price would be paid entirely in cash. No debentures were redeemed on March 2, 2003. We also have outstanding at April 13, 2003 approximately $22.9 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash provided by financing activities was approximately $36.6 million and $10.4 million for the twenty-eight weeks ended April 13, 2003 and April 14, 2002, respectively.

The following table shows payments due by period on contractual obligations as of April 13, 2003 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt*	$148,048	$—	$148,048	$—
Senior notes	22,857	5,714	17,143	—
Capital lease obligations (including interest)	56	14	42	—
Operating lease obligations	$1,331,141	$72,681	$340,737	$917,723

*	Assumes convertible debentures will be redeemed at the option of the holder on March 2, 2008.

The following table shows expirations per period on commercial commitments as of April 13, 2003 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Credit facility	$100,000	$—	$100,000	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.6 million per location. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of May 7, 2003, we had signed leases for 27 stores averaging approximately 43,000 square feet in size. We will incur additional capital expenditures during the remainder of fiscal year 2003 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the first quarter of fiscal year 2002, the Company completed the acquisition of three Harry’s Farmer’s Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $95.5 million and $123.6 million for the twenty-eight weeks ended April 13, 2003 and April 14, 2002, respectively. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

On October 11, 2002, United Natural Foods acquired Blooming Prairie Cooperative, a cooperative natural foods distributor in which the Company was a member, for cash consideration of $30 million. Allocation and distribution of proceeds from the sale to members has not been completed by Booming Prairie, and therefore although we expect a gain as a result of this transaction, we will account for any such gain when realized.

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

Inventory Valuation

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 55% of inventories for both the twenty-eight weeks ended April 13, 2003 and the fifty–two weeks ended September 29, 2002 and using the item cost method for approximately 43% and 42% of inventories for the twenty-eight weeks ended April 13, 2003 and the fifty–two weeks ended September 29, 2002, respectively. The excess of estimated current costs over LIFO carrying value was approximately $8.6 million and $7.1 million at April 13, 2003 and September 29, 2002, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, consisting of the manufactured inventories of Allegro Coffee Company, are determined by the first-in, first-out (“FIFO”) method. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Interest Rate Risk

We are exposed to cash flow and fair value risk from changes in interest rates, which may affect the income that we earn and the carrying value of our cash and cash equivalents. As of April 13, 2003 we have short-term investments totaling approximately $90 million that are included in cash and cash equivalents on our condensed balance sheets. At April 13, 2003 an unrealized gain of approximately $28,000 on these short-term investments is included as a component of shareholders’ equity.

Market Risk

During the first quarter of fiscal year 2003, our equity interest in Gaiam.com was converted into $1.0 million in cash and 250,000 shares of Gaiam, Inc. common stock pursuant to the merger of a subsidiary of Gaiam, Inc. into Gaiam.com. There are restrictions on the Company’s ability to resell these shares during the two years after the merger. Subsequent to this transaction, we recognized losses totaling approximately $1.4 million for other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. This impairment charge was recorded to adjust our investments in Gaiam, Inc. to quoted market value. As of April 13, 2003 we have investments in Gaiam, Inc. of approximately $2.1 million, with an unrealized loss of approximately $162,000 included as a component of shareholders’ equity.

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

Item 1. Legal Proceedings

From time to time, the Company is involved in lawsuits that we consider to be in the normal course of business which have not resulted in any material losses to date.

Item 4. Submission of Matters to Vote of Security Holders

On March 31, 2003, the Company held its annual meeting of shareholders at which shareholders were asked the following:

(i)	to elect to the Board of Directors two directors to serve a three-year term expiring at the annual meeting of shareholders in 2006;

(ii)	to approve an amendment to the Company’s 1992 Incentive Stock Option Plan for Team Members (“Team Member Plan”) to increase the number of shares of the Company’s common stock reserved for issuance under the Team Member Plan from 16.4 million shares to 19.3 million shares;

(iii)	to declassify the Board of Directors so that all directors are elected annually, such declassification to be carried out in a non-binding manner that does not affect the unexpired terms of directors previously elected.

Voting results were as follows:

		For	Against	Abstaining
(i)	Director elections:
	Dr. John B. Elstrott	48,115,530	54,035	9,000,521
	Dr. Ralph Z. Sorenson	48,105,860	63,705	9,000,521

(ii)	Amendment to Team Member Plan	44,788,498	12,255,500	126,488

(iii)	Declassification of the Board of Directors	28,126,536	18,080,547	311,881

Item 6(a). Exhibits

Exhibit 99.1—Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

Exhibit 99.2—Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

Item 6(b). Reports on Form 8-K

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

Whole Foods Market, Inc.

Registrant

Date: May 23, 2003	By: /s/ Glenda Flanagan
Glenda Flanagan Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

CERTIFICATIONS

I, John P. Mackey, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Whole Foods Market, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003	By:	/s/ John P. Mackey
John P. Mackey Chief Executive Officer

CERTIFICATIONS

I, Glenda Flanagan, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Whole Foods Market, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003	By:	/s/ Glenda Flanagan
Glenda Flanagan Chief Financial Officer