Form 10-Q
period 2003-07-06
WHOLE FOODS MARKET INC
filed 2003-08-15
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

for the period ended July 6, 2003; or

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

Yes     ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒    No    ☐

The number of shares of the registrant’s common stock, no par value, outstanding as of July 6, 2003 was 59,896,189 shares.

Whole Foods Market, Inc.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Condensed Consolidated Balance Sheets

July 6, 2003 (unaudited) and September 29, 2002

(In thousands)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$131,035	$12,646
Trade accounts receivable	47,801	30,888
Merchandise inventories	124,398	108,189
Prepaid expenses and other current assets	27,581	20,418

Total current assets	330,815	172,141
Property and equipment, net of accumulated depreciation and amortization	698,324	644,688
Long-term investments	2,246	4,426
Goodwill	80,548	80,548
Intangible assets, net of accumulated amortization	27,232	22,889
Other assets	5,790	15,509
Net assets of discontinued operations	—	3,000

	$1,144,955	$943,201

Liabilities and Shareholders’ Equity

	2003	2002
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,805	$5,789
Trade accounts payable	72,180	59,710
Accrued payroll, bonus and employee benefits	67,649	59,359
Other accrued expenses	75,058	51,440

Total current liabilities	220,692	176,298
Long-term debt and capital lease obligations, less current installments	161,203	161,952
Other long-term liabilities	16,317	15,865

Total liabilities	398,212	354,115

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 60,286 and 57,988 shares issued, 59,896 and 57,739 shares outstanding in 2003 and 2002, respectively	417,417	341,940
Accumulated other comprehensive income	1,883	(422)
Retained earnings	327,443	247,568

Total shareholders’ equity	746,743	589,086

Commitments and contingencies

	$1,144,955	$943,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 6, 2003	July 7, 2002	July 6, 2003	July 7, 2002

Sales	$749,043	$648,763	$2,397,942	$2,052,351
Cost of goods sold and occupancy costs	490,424	422,618	1,574,804	1,343,385

Gross profit	258,619	226,145	823,138	708,966
Direct store expenses	186,918	161,409	601,358	512,854

Store contribution	71,701	64,736	221,780	196,112
General and administrative expenses	23,930	22,919	78,395	74,080
Pre-opening and relocation costs	2,369	3,273	8,156	10,894

Operating income	45,402	38,544	135,229	111,138
Other income (expense):
Interest expense	(1,907)	(2,195)	(6,493)	(8,637)
Investment and other income	4,292	451	4,389	1,579

Income before income taxes	47,787	36,800	133,125	104,080
Provision for income taxes	19,115	14,720	53,250	41,632

Net income	$28,672	$22,080	$79,875	$62,448

Basic earnings per share	$0.48	$0.39	$1.36	$1.11

Weighted average shares outstanding	59,752	57,113	58,749	56,022

Diluted earnings per share	$0.45	$0.36	$1.28	$1.04

Weighted average shares outstanding, diluted basis	65,811	64,213	65,180	63,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 6, 2003	July 7, 2002
Cash flows from operating activities:
Net income	$79,875	$62,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,318	65,634
Loss on disposal of fixed assets	452	2,452
Rent differential	785	622
Change in LIFO reserve	1,840	2,500
Interest accretion on long-term debt	5,632	5,395
Tax benefit related to exercise of employee stock options	24,015	21,549
Impairment loss on long-term investments	1,412	—
Issuance of common stock to 401(k) plan	3,122	—
Cooperative patronage dividends received	3,210	—
Net change in current assets	(38,496)	(12,166)
Net change in current liabilities	48,437	38,108

Net cash provided by operating activities	204,602	186,542

Cash flows from investing activities:
Development costs of new store locations	(64,535)	(77,412)
Other property, plant and equipment expenditures	(64,346)	(39,035)
Acquisition of intangible assets	(6,552)	(1,241)
Payments for purchase of acquired entities, net of cash acquired	—	(36,105)
Proceeds from sale of property, plant and equipment	2,709	—
Proceeds from conversion of long-term investments	1,000	—
Other investing activities	—	(4,753)

Net cash used in investing activities	(131,724)	(158,546)

Cash flows from financing activities:
Net proceeds from long-term borrowings	—	32,000
Payments on long-term debt and capital lease obligations	(6,341)	(123,956)
Issuance of common stock	48,295	64,092

Net cash provided by (used in) financing activities	41,954	(27,864)

Cash flows from discontinued operations:

Net cash provided by discontinued operations	3,557	14,232

Net increase in cash and cash equivalents	118,389	14,364
Cash and cash equivalents at beginning of period	12,646	1,843

Cash and cash equivalents at end of period	$131,035	$16,207

Supplemental disclosures of cash flow information:
Interest paid	$2,015	$3,665

Federal and state income taxes paid	$8,136	$18,537

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

	Twelve weeks ended		Forty weeks ended
	July 6, 2003	July 7, 2002	July 6, 2003	July 7, 2002
Net income (numerator for basic earnings per share)	$28,672	$22,080	$79,875	$62,448
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	1,042	983	3,429	3,250

Adjusted net income (numerator for diluted earnings per share)	$29,714	$23,063	$83,304	$65,698

Weighted average common shares outstanding (denominator for basic earnings per share)	59,752	57,113	58,749	56,022
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,285	3,286	3,285	3,286
Assumed exercise of stock options	2,774	3,814	3,146	3,805

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	65,811	64,213	65,180	63,113

Basic earnings per share	$0.48	$0.39	$1.36	$1.11

Diluted earnings per share	$0.45	$0.36	$1.28	$1.04

Options to purchase approximately 2,093,000 shares and 955,000 shares of common stock were not included in the computations of diluted earnings per share for the twelve and forty week periods ended July 6, 2003, respectively, because their effect would have been antidilutive. Options to purchase approximately 260,000 shares of common stock were not included in the computation of diluted earnings per share for the forty week period ended July 7, 2002 because their effect would have been antidilutive.

(3) Comprehensive Income

The Company’s comprehensive income was comprised of net income, unrealized gains and losses on available for sale securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 6, 2003	July 7, 2002	July 6, 2003	July 7, 2002
Net income	$28,672	$22,080	$79,875	$62,448
Unrealized gain (loss), net	441	(178)	588	(15)
Foreign currency translation adjustment, net	761	391	1,717	355

Comprehensive income	$29,874	$22,293	$82,180	$62,788

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

All of the Company’s acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to twenty-six years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the second quarter of fiscal year 2003 we acquired intangible assets totaling approximately $6.4 million, consisting primarily of acquired leasehold rights. During the first quarter of fiscal year 2002, we acquired intangible assets totaling approximately $1.1 million in connection with the Harry’s Farmer’s Market acquisition. Amortization associated with intangible assets totaled approximately $0.7 million and $2.2 million for the twelve and forty weeks ended July 6, 2003, respectively, and approximately $0.7 million and $2.8 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	July 6, 2003		September 29, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$34,855	$(9,636)	$28,710	$(8,276)
Marketing-related and other	$3,448	$(1,435)	$4,328	$(1,873)

Amortization associated with the net carrying amount of intangible assets at July 6, 2003 is estimated to be $0.6 million for the remainder of fiscal year 2003, $2.9 million in fiscal year 2004, $2.8 million in fiscal year 2005, $2.1 million in fiscal year 2006 and $1.5 million in fiscal year 2007.

(5) Long-Term Debt

On March 6, 2003, we amended our credit facility to extend the maturity of our revolving line of credit from July 14, 2003 to October 1, 2004 and reduce the size of the facility from $220 million to $100 million. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.20% of the undrawn amount are payable under this agreement. At July 6, 2003, no amounts were drawn under this agreement, and the amount available was effectively reduced to approximately $80 million by approximately $20 million in outstanding letters of credit. At September 29, 2002, no amounts were drawn under this agreement, and the amount available was effectively reduced to approximately $214 million by approximately $6 million in outstanding letters of credit.

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

	Twelve weeks ended		Forty weeks ended
	July 6, 2003	July 7, 2002	July 6, 2003	July 7, 2002
Reported net income	$28,672	$22,080	$79,875	$62,448
Pro forma expense, net of income taxes	4,852	3,688	12,986	10,511

Pro forma net income	$23,820	$18,392	$66,889	$51,937

Basic earnings per share:
Reported	$0.48	$0.39	$1.36	$1.11
Pro forma adjustment	(0.08)	(0.07)	(0.22)	(0.18)

Pro forma basic earnings per share	$0.40	$0.32	$1.14	$0.93

Diluted earnings per share:
Reported	$0.45	$0.36	$1.28	$1.04
Pro forma adjustment	(0.07)	(0.06)	(0.20)	(0.17)

Pro forma diluted earnings per share	$0.38	$0.30	$1.08	$0.87

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 144 stores as of July 6, 2003. We operate in one reportable segment, natural foods supermarkets. We have one store in Toronto, Canada. All of our remaining operations are domestic. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 6, 2003	July 7, 2002	July 6, 2003	July 7, 2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.5	65.1	65.7	65.5

Gross profit	34.5	34.9	34.3	34.5
Direct store expenses	25.0	24.9	25.1	25.0

Store contribution	9.6	10.0	9.2	9.6
General and administrative expenses	3.2	3.5	3.3	3.6
Pre-opening and relocation costs	0.3	0.5	0.3	0.5

Income from operations	6.1	5.9	5.6	5.4
Other income (expense):
Interest expense	(0.3)	(0.3)	(0.3)	(0.4)
Investment and other income	0.6	0.1	0.2	0.1

Income before income taxes	6.4	5.7	5.6	5.1
Provision for income taxes	2.6	2.3	2.2	2.0

Net income	3.8%	3.4%	3.3%	3.0%

Figures may not add due to rounding.

Sales

Sales increased 15.5% and 16.8% for the twelve and forty weeks ended July 6, 2003, respectively, compared to the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 7.6% and 8.5%, respectively, and weighted average year-over-year square footage growth of approximately 11%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales, which excludes relocations and remodels with expansions of square footage greater than 20%, increased approximately 7.0% and 8.0% for the twelve and forty weeks ended July 6, 2003, respectively. The shift of Easter and related sales from the second quarter in the prior fiscal year to the third quarter in the current fiscal year positively impacted comparable and identical store sales approximately 50 basis points during the twelve weeks ended July 6, 2003. Comparable and identical store sales increases generally resulted from an increase in the number of customer transactions and higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as customers increasing their amount of purchases with us over time, improvements in overall store execution, stronger brand awareness and increased sales of perishable products.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 6, 2003 was approximately 34.5% and 34.3%, respectively, compared to approximately 34.9% and 34.5%, respectively, for the same periods of the prior fiscal year. These declines were primarily due to higher occupancy costs, including utilities, repairs, and rent. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Store Contribution

Store contribution consists of gross profit less direct store expenses. For all stores, store contribution as a percentage of sales decreased 41 and 31 basis points to approximately 9.6% and 9.2% for the twelve and forty weeks ended July 6, 2003, respectively, compared to approximately 10.0% and 9.6%, respectively, for the same periods of the prior fiscal year. For the 133 stores in the comparable store base, store contribution as a percentage of sales was approximately 10.0% and 9.9% for the twelve and forty weeks ended July 6, 2003, respectively, compared to approximately 10.0% and 9.6% for the same periods of the prior fiscal year, reflecting a 14 and 25 basis point decrease in direct store expenses, respectively. For all stores, direct store expenses as a percentage of sales was approximately 25.0% and 25.1% for the twelve and forty weeks ended July 6, 2003, respectively, compared to approximately 24.9% and 25.0%, respectively, for the same periods of the prior fiscal year. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and Administrative Expenses

General and administrative expenses as a percentage of sales were approximately 3.2% and 3.3% for the twelve and forty weeks ended July 6, 2003, respectively, compared to approximately 3.5% and 3.6%, respectively, for the same periods of the prior fiscal year. These decreases reflect a strong focus on leveraging general and administrative expenses during our planning process and favorable execution of our plan. Whole Foods Market has historically been able to expand without significant increases in general and administrative costs.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations and major expansions. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening costs for the twelve and forty weeks ended July 6, 2003 consist primarily of costs associated with the opening of five new stores and the development of seven stores during the first fiscal quarter, the opening of three new stores and the development of four stores during the second fiscal quarter and the opening of one new store and the development of three stores during the third fiscal quarter. Relocation costs for the twelve and forty weeks ended July 6, 2003 consist primarily of costs associated with the relocation of one non-retail facility during each of the first and second fiscal quarters and the future relocation of three stores. In the prior fiscal year, pre-opening and relocation costs for the twelve and forty weeks consisted primarily of costs associated with our opening of one new store and the relocation of one store during the first fiscal quarter, the opening of three new stores, the development of three new stores, the relocation of two non-retail facilities and an approximate $1.5 million write-off associated with the decision to relocate a store in the Dallas market during the second fiscal quarter and opening of four new stores, one non-retail facility and the relocation of one non-retail facility during the third fiscal quarter.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development. Net interest expense for the twelve and forty weeks ended July 6, 2003 totaled approximately $1.9 million and $6.5 million, respectively, compared to approximately $2.2 million and $8.6 million, respectively, for the same periods of the prior fiscal year. These decreases are primarily due to no amounts outstanding under the Company’s bank line of credit during fiscal year 2003. Capitalized interest for the twelve and forty weeks ended July 6, 2003 totaled approximately $0.3 million and $1.0 million, respectively, compared to approximately $0.3 million and $1.1 million, respectively, for the same periods of the prior fiscal year.

Investment and Other Income

Investment and other income consists primarily of interest, rental, other income and investment gains and losses. Investment and other income for the twelve and forty weeks ended July 6, 2003 totaled approximately $4.3 million and $4.4 million, respectively, compared to approximately $0.5 million and $1.6 million, respectively, for the same periods of the prior fiscal year. During the third quarter of fiscal year 2003, the Company recognized a pre-tax gain of approximately $3 million as a result of a distribution from Blooming Prairie Cooperative. During the first quarter of fiscal year 2003, the Company recognized a pre-tax impairment charge of approximately $1.4 million on our investment in Gaiam, Inc.

Discontinued Operations

Pursuant to a formal plan adopted in fiscal year 2000, the NatureSmart nutritional supplements business has been segregated from continuing operations and reported as discontinued operations in the accompanying condensed consolidated financial statements. Discontinued operations had no impact on the accompanying condensed consolidated income statements for the twelve and forty weeks ended July 6, 2003 and July 7, 2002. Cash flows from discontinued operations in the accompanying condensed consolidated statement of cash flows for the forty weeks ended July 6, 2003 include proceeds totaling approximately $3.6 million from the sale of property in Westminster, Colorado and the release of NatureSmart acquisition proceeds held in escrow. Cash flows from discontinued operations for the forty weeks ended July 7, 2002 include net proceeds totaling approximately $15 million from the sale of the facility in Thornton, Colorado that was used by NatureSmart.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash from operating activities of approximately $204.6 million and $186.5 million for the forty weeks ended July 6, 2003 and July 7, 2002, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital.

On March 6, 2003, we amended our credit facility to extend the maturity of our revolving line of credit from July 14, 2003 to October 1, 2004 and reduce the size of the facility from $220 million to $100 million. The Company believes the reduced facility better matches its currently projected cash needs. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.20% of the undrawn amount are payable under this agreement. At July 6, 2003, no amounts were drawn under this agreement, and the amount available was effectively reduced to approximately $80 million by approximately $20 million in outstanding letters of credit. At September 29, 2002, no amounts were drawn under this agreement, and the amount available was effectively reduced to approximately $214 million by approximately $6 million in outstanding letters of credit. The Company has zero coupon convertible subordinated debentures outstanding with a carrying value of approximately $149.7 million at July 6, 2003. The debentures have an effective yield to maturity of five percent and a principal amount at maturity on March 2, 2018 of approximately $309 million. The debentures are redeemable for cash on at least 30 days’ notice at the option of the Company, in whole or in part, for issue price plus accrued original issue discount. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, representing approximately 3,285,000 shares of common stock. Debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 for a purchase price equal to issue price plus accrued original issue discount totaling approximately $188 million and $241 million, respectively. The Company, at its option, may elect to pay any such purchase price in cash or in shares of common stock, or any combination thereof. We also have outstanding at July 6, 2003 approximately $17.1 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash provided by financing activities was approximately $42.0 million for the forty weeks ended July 6, 2003 and net cash used in financing activities was approximately $27.9 million for the forty weeks ended July 7, 2002.

The following table shows payments due by period on contractual obligations as of July 6, 2003 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt*	$149,742	$—	$149,742	$—
Senior notes	17,143	5,714	11,429	—
Capital lease obligations (including interest)	53	21	32	—
Other contractual obligations	70	70	—	—
Operating lease obligations	1,361,216	74,935	350,442	935,839

*Assumes convertible debentures will be redeemed at the option of the holder on March 2, 2008.

The following table shows expirations per period on commercial commitments as of July 6, 2003 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Credit facility	$100,000	$—	$100,000	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.6 million per location. This excludes new store inventory of approximately $750,000, a portion of which is financed by our vendors. As of July 30, 2003, we had signed leases for 29 stores averaging approximately 45,000 square feet in size. We will incur additional capital expenditures during the remainder of fiscal year 2003 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the first quarter of fiscal year 2002, the Company completed the acquisition of three Harry’s Farmer’s Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $131.7 million and $158.5 million for the forty weeks ended July 6, 2003 and July 7, 2002, respectively. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

On October 11, 2002, United Natural Foods acquired Blooming Prairie Cooperative, a cooperative natural foods distributor in which the Company was a member, for cash consideration of $30 million. Blooming Prairie Cooperative distributed 90% of the proceeds from the sale to its former members during the third quarter, retaining 10% of the proceeds for future contingencies. The Company has recognized a pre-tax gain included in investment and other income of approximately $3 million as a result of this distribution. Any further distributions from Blooming Prairie Cooperative will be accounted for if and when received.

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

Inventory Valuation

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 55% of inventories for both the forty weeks ended July 6, 2003 and the fifty–two weeks ended September 29, 2002 and using the item cost method for approximately 43% and 42% of inventories for the forty weeks ended July 6, 2003 and the fifty–two weeks ended September 29, 2002, respectively. The excess of estimated current costs over LIFO carrying value was approximately $9.0 million and $7.1 million at July 6, 2003 and September 29, 2002, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, consisting of the manufactured inventories of Allegro Coffee Company, are determined by the first-in, first-out (“FIFO”) method. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Interest Rate Risk

We are exposed to cash flow and fair value risk from changes in interest rates, which may affect the income that we earn and the carrying value of our cash and cash equivalents. As of July 6, 2003 we have short-term investments totaling approximately $122 million that are included in cash and cash equivalents on our condensed balance sheets. At July 6, 2003 an unrealized gain of approximately $0.4 million on these short-term investments is included as a component of shareholders’ equity.

Market Risk

During the first quarter of fiscal year 2003, our equity interest in Gaiam.com was converted into $1.0 million in cash and 250,000 shares of Gaiam, Inc. common stock pursuant to the merger of a subsidiary of Gaiam, Inc. into Gaiam.com. There are restrictions on the Company’s ability to resell these shares during the two years after the merger. Subsequent to this transaction, we recognized losses totaling approximately $1.4 million for other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. This impairment charge was recorded to adjust our investments in Gaiam, Inc. to quoted market value. As of July 6, 2003 we have investments in Gaiam, Inc. of approximately $2.2 million, with an unrealized loss of approximately $48,000 included as a component of shareholders’ equity.

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

Based upon their evaluation of those controls and procedures performed as of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

There were no significant changes in the Company’s internal control over financial reporting or other factors that could have materially affected, or reasonable likely to have materially affected these controls during the most recent fiscal quarter, and no significant deficiencies or material weaknesses which required corrective actions were identified.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, the Company is involved in lawsuits that we consider to be in the normal course of business which have not resulted in any material losses to date.

Item 6(a). Exhibits

Exhibit 31.1—Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 31.2—Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 32.1—Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

Exhibit 32.2—Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

Item 6(b). Reports on Form 8-K

The Company furnished a report on Form 8-K dated May 8, 2003 regarding the announcement of the results of operations for the fiscal quarter ended April 13, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date: August 15, 2003	By: /s/ Glenda Flanagan
Glenda Flanagan Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)