Form 10-K/A
period 2002-09-29
WHOLE FOODS MARKET INC
filed 2003-12-22
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002

COMMISSION FILE NUMBER: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS employment identification no.)

601 North Lamar Blvd., Suite 300

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 29, 2002 was $3,055,328,069.

The number of shares of the registrant’s common stock, no par value, outstanding as of November 29, 2002 was 58,075,886.

PART II

Item 9A. Controls and Procedures

SIGNATURES

EXHIBIT INDEX

2

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Whole Foods Market, Inc. (the “Company”) for the fiscal year ended September 29, 2002 as filed with the Securities and Exchange Commission on December 20, 2002 is being filed to restate Item 9A of Part II in its entirety (formerly Item 14 of Part III).

Except as expressly stated herein, this Form 10-K/A does not update any of the disclosures contained in the original filing to reflect any events that occurred at a later date. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 22, 2003	By:	/s/ Glenda Flanagan
Glenda Flanagan Executive Vice President and Chief Financial Officer

4

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

5