Form 10-Q/A
period 2003-01-19
WHOLE FOODS MARKET INC
filed 2003-12-22
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares of the registrant’s common stock, no par value, outstanding as of January 19, 2003 was 58,354,043 shares.

Whole Foods Market, Inc.

Form 10-Q/A

Table of Contents

TABLE OF CONTENTS

PART I

Item 4. Controls and Procedures

SIGNATURES

EXHIBIT INDEX

2

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Whole Foods Market, Inc. (the “Company”) for the quarterly period ended January 19, 2003 as filed with the Securities and Exchange Commission on March 4, 2003 is being filed to restate Item 4 in its entirety.

Except as expressly stated herein, this Form 10-Q/A does not update any of the disclosures contained in the original filing to reflect any events that occurred at a later date. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

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