Form 10-Q/A
period 2003-04-13
WHOLE FOODS MARKET INC
filed 2003-12-22
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Whole Foods Market, Inc.

Form 10-Q/A

PART I

Item 4. Controls and Procedures

SIGNATURES

EXHIBIT INDEX

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Whole Foods Market, Inc. (the “Company”) for the quarterly period ended April 13, 2003 as filed with the Securities and Exchange Commission on May 28, 2003 is being filed to restate Item 4 in its entirety.

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