Form 10-Q/A
period 2003-07-06
WHOLE FOODS MARKET INC
filed 2003-12-22
CIK 865436

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

SIGNATURES

EXHIBIT INDEX

2

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Whole Foods Market, Inc. (the “Company”) for the quarterly period ended July 6, 2003 as filed with the Securities and Exchange Commission on August 15, 2003 is being filed to restate Item 4 in its entirety.

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

WHOLE FOODS MARKET, INC.

Date: December 22, 2003	By:	/s/ Glenda Flanagan

Glenda Flanagan Executive Vice President and Chief Financial Officer

4

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

5