Form 10-K
period 2003-09-28
WHOLE FOODS MARKET INC
filed 2003-12-23
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 11, 2003 was $3,319,241,793.

The number of shares of the registrant’s common stock, no par value, outstanding as of November 30, 2003 was 60,337,841.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 22, 2004.

Whole Foods Market, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 28, 2003

This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. Please see “Item 1. Business - Additional Factors That May Affect Future Results” for a discussion of risks and uncertainties that may affect our business.

PART I

Item 1.	Business

General

Whole Foods Market, Inc. owns and operates the country’s largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concern and sustainability of our entire eco-system. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 23 years.

We opened our first store in Austin, Texas in 1980 and as of September 28, 2003, we operated 145 stores in 26 states plus the District of Columbia and Canada. Our sales have grown rapidly through new store openings, acquisitions and same store sales growth, from approximately $92 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $3.1 billion in fiscal year 2003, a compounded annual growth rate of approximately 34%. Our stores currently average approximately 31,000 square feet in size and approximately $22 million in annual sales. Our stores are supported by regional distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, produce procurement centers and a coffee roasting operation.

Our goal is to become a national brand synonymous with not just natural and organic foods, but with being the best food retailer in every community in which we are located. We believe our heavy emphasis on perishable products is helping us reach that goal, differentiating our stores from conventional supermarkets and enabling us to attract a broader customer base. Perishables accounted for approximately 66% of our total retail sales in fiscal year 2003. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods, and it is our strength of execution in perishables that has attracted many of our most loyal customers.

The Natural Products Industry

According to a leading trade publication for the industry, natural products sales grew to over $36 billion in 2002, a 7% increase over the prior year. The natural and organic products we offer in our stores include food and beverages, dietary supplements, personal care products, household goods, and related educational products. We believe that sales growth for natural and organic foods is being driven by numerous factors, including:

•	heightened awareness of the role that food and nutrition plays in long-term health, which has led to healthier eating patterns and a better-educated populace whose median age is increasing each year;

•	increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, growth hormones, artificial ingredients and other chemicals, and genetically engineered ingredients; and

•	environmental concerns due to the degradation of water and soil quality.

Natural foods can be defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic products are grown through methods intended to support and enhance the earth’s natural balance. Generally, organic food products are produced using:

•	agricultural management practices intended to promote and enhance eco-system health and use no genetically engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides or fungicides;

•	livestock management practices intended to promote healthy, humanely treated animals by providing organically-grown feed, fresh air and outdoor access while using no antibiotics or growth hormones; and

•	food processing practices intended to protect the integrity of the organic product and disallow irradiation, genetically modified organisms (“GMOs”) or synthetic preservatives.

Organic Rule

On October 21, 2002, the United States Department of Agriculture’s (“USDA”) Organic Rule was implemented into Federal law. The rule was created to address the rapid, consistent growth of the organics industry over the past 20 years and the need for a set of national organic standards to serve as clear guidelines as to what is considered organic for the industry and its customers. Under the rule, all products labeled as “organic” in any form must now be certified by a USDA-accredited certifying agency. Furthermore, retailers, including Whole Foods Market, which handle, store, and sell organic products must implement measures to protect their organic integrity by:

•	preventing the commingling of organic and conventional products;

•	protecting organic products from contact with prohibited substances (such as sanitation and pest control products);

•	labeling organic products properly and clearly; and

•	keeping proper records with regard to organic handling procedures and vendor relationships.

Whole Foods Market has been devoted to protecting organic integrity for years, and we are pleased to have the USDA’s Organic Rule as a guiding standard. In fiscal year 2003, we were designated America’s first national “Certified Organic” grocer by Quality Assurance International (“QAI”), a federally recognized independent third-party certification organization. QAI’s Organic Certification Program for Retailers verifies businesses handle organic goods according to stringent national guidelines, from receipt through re-packing to final sale to customers. To receive certification, retailers must agree to adhere to the strict set of standards set forth by the USDA, submit documentation, and open their facilities to on-site inspections – all designed to assure Americans that the chain of organic integrity is preserved. This voluntary certification is one more example of our commitment to the promotion of organic agriculture and the integrity of the certified organic label.

Business Strategy

Whole Foods Market is the country’s largest retailer of natural and organic products. We believe that much of our success to date is because we remain a uniquely mission-driven company. We are highly selective about what we sell. We believe in providing an empowering work environment for our team members, and we are committed to sustainable agriculture. We believe in a virtuous circle entwining the food chain, human beings, and the earth; each reliant upon the others through a delicate symbiosis.

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

Whole Planet

We believe companies, like individuals, must assume their share of responsibility for our planet. On a global basis, we actively support organic farming, which we believe is the best method for promoting sustainable agriculture and protecting the environment and farm workers. On a local basis, we are actively involved in our communities by supporting food banks, sponsoring neighborhood events, compensating our team members for community service work, and contributing at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Growth Strategy

Whole Foods Market’s growth strategy is to expand through a combination of new store openings and acquisitions of existing stores. We have a disciplined, opportunistic real estate and acquisition strategy, opening or acquiring stores in existing trade areas as well as new markets. Our new stores typically range between 35,000 to 55,000 square feet and are located on premium real estate sites. We have also grown through acquisitions, with approximately 32% of our store base consisting of acquired stores. As the natural foods retailing industry is highly fragmented and comprised of many smaller local and regional chains, we may continue to pursue acquisitions of smaller chains that provide access to desirable locations and markets, as well as experienced team members. Such acquisitions, however, are expected to have less of an impact on our future store growth and financial results than they have had in the past primarily due to the growing base size of the Company. We typically relocate a small number of our stores each year to larger locations with improved visibility and parking. For stores relocated in fiscal years 1999 through 2003, the overall average increase in size was approximately 85%. Our historical store growth is summarized below:

	Fiscal Year
	2003	2002	2001	2000	1999
Stores at beginning of year	135	126	117	100	87
Stores opened	12	11	12	17	9
Acquired stores	—	3	—	3	5
Relocations and closures	(2)	(5)	(3)	(3)	(1)

Stores at end of year	145	135	126	117	100

Total square footage at end of year (in thousands)	4,545	4,098	3,598	3,180	2,584

As of November 30, 2003, we had signed leases for 35 stores averaging approximately 45,000 square feet in size, which is 43% larger than our existing store base. Square footage under development was a record 1.6 million, equal to approximately 35% of our existing store base.

Products

We have a broad product selection with a heavy emphasis on perishable foods designed to appeal to both natural foods and gourmet shoppers. Most of our products are from natural food vendors; however, we do sell a limited selection of conventional national brands that meet our quality standards.

Quality Standards

A primary part of our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. We evaluate quality in terms of nutrition, freshness, appearance and taste. Our search for quality is a never-ending process involving the careful judgment of buyers throughout the Company.

•	We carefully evaluate each and every product that we sell.

•	We feature foods that are free from artificial preservatives, colors, flavors and sweeteners.

•	We are passionate about great tasting food and the pleasure of sharing it with each other.

•	We are committed to foods that are fresh, wholesome and safe to eat.

•	We seek out and promote organically grown foods.

•	We strive to provide food and nutritional products that support health and well-being.

In addition, Whole Foods Market has championed innovative production standards to improve the quality and safety of the meat and poultry sold in our stores, while also supporting the better treatment and health of the animals. Animal welfare requirements currently mandatory for any meat and poultry sold by the Company include:

•	no antibiotics or added growth hormones;

•	an annual affidavit from each producer outlining the raising and handling practices, feed, facility design, environmental conditions, employee training, medical practices and animal welfare at the farm, in transportation and throughout processing;

•	annual inspection of each producer by Whole Foods Market; and

•	successful completion of an independent third-party food safety audit of each processing plant and a humane slaughter audit according to a rating system developed by world-renowned animal welfare and facility design expert Dr. Temple Grandin.

In October 2003, we announced plans to create farm animal treatment standards that go above and beyond these existing strict standards. These new standards of production and processing are being developed in cooperation with producers, animal welfare groups and experts and an independent third-party food safety auditor. The next phase of our animal welfare standards underscores the Company’s belief that the needs of an animal should be the first criteria in the development of standards, with focus on providing environments and conditions for each species that support the animal’s natural physical needs, behavior and well-being. Products meeting the utmost standard will be labeled “animal compassionate.” Work on our new “animal compassionate” standards is planned to start with the development of enhanced animal welfare standards for ducks, with the development of standards for other species to follow.

Product Categories

Our product categories include, but are not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), whole body (nutritional supplements, vitamins, body care and educational products such as books), floral, pet products and household products.

Perishable products, defined as food and other products subject to spoilage, accounted for approximately 66% of our total retail sales in fiscal year 2003, up from approximately 57% of our total retail sales 10 years ago. We believe our heavy emphasis on perishable products differentiates us from conventional supermarkets and helps us to attract a broader customer base. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods. We believe it is our strength of execution in perishables that has attracted many of our most loyal shoppers.

The Company’s standards require that our natural meat and poultry products have no artificial ingredients, minimal processing, and are raised humanely without the use of growth hormones, antibiotics or animal by-products in their feed. Our standards require that seafood comes from deep, clean, clear waters or from aquaculture farms where environmental concerns are a priority, and our seafood is never treated with chlorine or other chemicals, which is common practice in the food retailing industry.

Private Label Products

Because of the relative lack of national brands within the natural products industry, we believe we have a unique private label opportunity. We have taken advantage of this opportunity and over the last several years have expanded our private label offerings, which currently feature over 1,300 SKUs and comprise three corporate brands (365 Everyday Value, Whole Kids Organic and 365 Organic), as well as the Authentic Food Artisan (AFA) program introduced in January 2003. In addition to these nationally-driven programs, we have a number of store-made and regionally-made fresh items sold under the Whole Foods Market label. We also offer specialty and organic coffees and teas through our Allegro Coffee Company subsidiary. Our private label sales in grocery and nutrition accounted for approximately 14% of our total sales in those product categories in fiscal year 2003.

•	365 Everyday Value. In 1997, we introduced a line of products under the “365” label emphasizing every day value. These products meet our quality standards but are generally less expensive than the alternative products we sell. Our qualitative and quantitative research over the past 12 months indicates that the “365” line is a highly recognized and trusted brand with Whole Foods Market shoppers.

•	Whole Kids Organic. In 1999, we introduced the country’s first organic food product line developed just for children under the “Whole Kids” label. Whole Kids Organic offers great tasting items, from applesauce and peanut butter to pasta sauce and string cheese, crafted expressly for a kid’s discerning palate.

•	365 Organic Everyday Value. In 2002, we expanded our private label program with the introduction of our “365 Organic” line. The “365 Organic” brand provides all of the benefits of organic food at reduced prices. Certified organic products are purchased in large quantities so that the savings may be passed on to our customers. In 2003, we expanded this program into non-grocery departments, including a successful line of organic fresh vegetables.

•	Authentic Food Artisan. This program recognizes distinctive products that are certified organic and made using traditional methods. Potential items for the AFA program are reviewed on a quarterly basis, and 19 items currently wear the AFA seal, specifically chosen for their superior taste and commitment to artisanal, small-scale production methods. The line includes olive oils, cheese, wine, pasta, vinegar, rice and honey.

Store Operations

Team Approach to Store Operations

We strive to promote a strong company culture featuring a team approach to store operations that we believe is distinctly more empowering of employees than that of the traditional supermarket. Our stores each employ between 72 and 391 team members who are organized into up to 11 teams per store, each led by a team leader. Each team within a store is responsible for a different product category or aspect of store operations such as customer service or the front-end, which runs the customer checkout stations. Together with our regional framework, we promote a decentralized team approach to store operations in which many of the personnel, merchandising and operating decisions are made by teams at the individual store level. Because of our management structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible. Store team leaders are paid a salary plus an Economic Value Added (“EVA”™) based bonus and are eligible to receive stock options.

We believe team members are inspired by work that provides them with a greater sense of purpose and mission. For many team members, their job with us is an extension of their personal philosophy and lifestyle. Many team members have said they are contributing to the good of others by selling clean and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment. Since 1993, we have offered a program that provides paid time off to team members for working with qualified community service organizations. As part of this program, our team members provided more than 57,500 hours of service to their communities paid for by the Company in fiscal year 2003. For the past six years, Fortune magazine has selected us as one of the “100 Best Companies to Work for in America.”

Every year our team members have the opportunity to complete a Morale Survey. In 2003, the overall participation rate was 71%, the highest the Company has ever experienced. Topics covered in the survey include job satisfaction, opportunity and empowerment, pay, training and benefits. Of the team members responding, 86% said they almost always or frequently enjoy their job (up from 82% last year), and 81% said they almost always or frequently feel empowered to do their best work at Whole Foods Market (up from 80% last year).

We strive to create a Company-wide consciousness of “shared fate” by uniting the self-interests of team members as closely as possible to the self-interests of our shareholders. One way we reinforce this concept is through a gainsharing program rewarding a team’s labor productivity. We also encourage stock ownership among team members through the following programs:

•	Team Member Stock Option Plan. Team members are eligible for stock options through seniority, promotion or at the discretion of senior regional or national leadership.

•	Team Member Stock Purchase Plan. Team members can purchase restricted stock at a discount through payroll deductions.

•	Team Member 401(k) Plan. Whole Foods Market stock is an investment option within the Company’s 401(k) plan.

Store Description

We do not have a standard store design model. Instead, each store’s design is customized to fit the size and configuration of the particular location and community in which it is located. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with colorful décor, well-trained team members, exciting product mixes, teams of in-store chefs, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, prepared foods stations and European-style charcuterie departments. To further a sense of community and interaction with customers, our stores typically include sit-down eating areas, customer comment boards and customer service booths. We have “Take Action” centers for our customers who want to be informed on important issues relative to environmental, legislative, food safety and product quality issues that can directly affect our customers’ health and well-being. In addition, some stores offer special services such as massage, valet parking and home delivery. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Site Selection

Most of our stores are located in high-traffic shopping areas and are either freestanding or in a strip center. We also have a small number of urban stores located in high-density, mixed-use projects. In selecting store locations, we use an internally developed model to analyze potential markets based on various criteria such as education levels, population density and income levels. Approximately 88% of our existing stores are located in the top 50 statistical metropolitan areas. We primarily seek to open large format stores, which range in size between 35,000 to 55,000 square feet and are located on premier real estate sites, often in urban, high-population locales. After we have selected a target site, our development group does a comprehensive site study and sales projection. Each project must meet an internal EVA hurdle return, which is generally cumulative positive EVA within five to seven years.

Approximately half of our stores open within 12 to 24 months after the signing of a new store lease is announced. For stores signed, announced and opened over the past 10 years, the median length of time is 17 months. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three years, our new store investment has averaged approximately $8.6 million. This excludes new store inventory of approximately $700,000, a portion of which is financed by our vendors, and pre-opening expenses, which have averaged approximately $600,000 per store over the past three years.

Purchasing and Distribution

Our buyers purchase products for retail sale from local, regional and national wholesale suppliers and vendors. Over the last few years, we have shifted the majority of our purchasing operations from the store to the regional and national level. By purchasing on a regional and national level, we are able to negotiate better volume discounts with major vendors and distributors, while allowing regional and store buyers to focus on local products and the unique product mix necessary to keep a neighborhood market feel in our stores. We own two produce procurement centers and procure and distribute the majority of our produce ourselves. Other products, like poultry, grocery and nutrition, are typically procured through a combination of specialty wholesalers and direct distributors. United Natural Foods is our single largest supplier, accounting for approximately 18% of our total purchases in fiscal year 2003.

We own and operate eight regional distribution centers across the country. The largest of our regional distribution centers, the Southwest Distribution Center in Austin, Texas, distributes a full range of natural products to our stores in Texas, Louisiana, Colorado, Kansas and New Mexico. Our other regional distribution centers primarily distribute produce and our private label products to our stores in their respective regions. In addition, we own three seafood distribution and processing facilities and a specialty coffee roaster and distributor. We also have five regional commissaries and 12 bakehouse facilities, all of which distribute products to our stores.

Marketing

We spend less on advertising and marketing than conventional supermarkets – approximately 0.5% of our total sales in fiscal year 2003, instead relying primarily on word-of-mouth recommendations from our customers. We allocate our marketing budget among region-wide programs, our individual stores’ marketing efforts, and a national brand awareness initiative focusing primarily on national and major market public relations and consumer research. Our stores spend most of their marketing budgets on in-store marketing signs and other materials, store events such as taste fairs, classes, tours and product samplings. To create goodwill and develop a high profile within the community, each store also has a separate budget for making contributions to a variety of philanthropic and community activities. We presently contribute at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Customer Service

One of our core values as a company is to satisfy and delight our customers. We want to meet or exceed their expectations on every shopping trip. We believe that by doing so we turn customers into advocates for our business, who do more than shop with us; they talk about Whole Foods Market to their friends and others. We want to serve our customers competently, efficiently, knowledgeably and with flair. We believe that we generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store “Take Action” centers as well as on our corporate Web site at www.wholefoodsmarket.com, which features hundreds of recipes and a library of information about environmental, legislative, food safety and product quality issues.

Team Members

As of September 28, 2003, we had approximately 26,600 team members, including 22,500 full-time, 2,600 part-time and 1,500 temporary team members. We are proud that approximately 90% of our permanent team members are full-time team members, which we believe is very high for the food retailing industry. One of our core values is team member happiness and excellence, and we are pleased that for the past six years, our team members have helped Whole Foods Market be selected as one of Fortune magazine’s “100 Best Companies to Work for in America.” In scoring companies, Fortune places the greatest weight (two-thirds of the total) on responses to a random survey of employees, with the remainder being Fortune’s evaluation of each company’s benefits and practices. We are the only national food retailer to make the list, and we are one of only 25 companies to make the list every year since its inception. In fiscal year 2003, we conducted our first-ever, Company-wide benefits vote, which gave our team members an opportunity to vote on their benefits package for the next three years. We were pleased that close to 80% of all eligible full-time and part-time team members participated in the vote. All of our full-time and part-time team members are eligible to receive stock options.

Unions may from time to time attempt to organize our team members or portions of our team member base at certain stores or non-retail facilities. In addition, our new and existing stores have been subjected to informational picketing and negative publicity campaigns from time to time by members of various local trade unions. A vote to appoint the United Food and Commercial Workers (“UFCW”) as legal representative of our Madison, WI store was certified on September 7, 2002. After engaging in collective bargaining negotiations through September 2003, team members at the store presented a petition to us requesting that the UFCW no longer be considered their official bargaining representative. On November 12, 2003, we withdrew recognition from the union. It is possible that the UFCW will attempt to challenge this decision; however, we fully expect to put this brief period in our history behind us and move on together with a renewed sense of cooperation and shared vision.

Economic Value Added

We use Economic Value Added (“EVA”) to evaluate our business decisions and as a basis for determining incentive compensation. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge for the cost of capital necessary to generate those profits. We believe that one of our core strengths is our decentralized culture, where decisions are made at the store level, close to the customer. We believe this is one of our strongest competitive advantages, and that EVA is the best financial framework that team members can use to help make decisions that create sustainable shareholder value.

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

Over 500 leaders throughout the Company are now on EVA-based incentive compensation plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team in all stores. Incentive compensation for each of these groups is determined based on relevant EVA measures at different levels, including the total company level, the regional level, the store or facility level, and the team level. We believe using EVA in a multi-dimensional approach best measures the results of decisions made at different levels of the Company. We expect to continue to expand the use of EVA as a significant component of our compensation structure throughout the Company in the coming years.

Information about our EVA financial results is not presented in consideration of recent rules adopted by the Securities and Exchange Commission regarding non-GAAP financial measures. Additional information about our EVA financial results is available on our corporate Web site at www.wholefoodsmarket.com and is not incorporated by reference into this Form 10-K.

Competition

Food retailing is a large, intensely competitive industry. Our competition varies from region to region and includes local, regional and national conventional and specialty supermarkets, smaller specialty stores and restaurants, each of which competes with us on the basis of price, quality or a combination of both. We believe our focus on quality and service differentiates us in this segmented marketplace.

Natural and organic foods are one of the fastest growing segments of food retailing today. Most supermarkets offer at least a limited selection of these products, while some have chosen to expand their selection more aggressively. We believe it works to our benefit for conventional supermarkets to offer natural and organic products for two reasons: first, it helps fulfill our company mission of improving the health, well-being and healing of both people and the planet and second, it helps create new customers for us by creating a gateway experience. As more people are exposed to the benefits of natural and organic products, they are more likely to become Whole Foods Market customers because we are the category leader for natural and organic products, offering what we believe is the largest selection and most informed customer service at competitive prices.

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

Margaret Wittenberg, our Vice President of Marketing and Public Affairs, has served on numerous government boards and industry committees to create and strengthen the USDA’s Organic Rule and to counsel the USDA and the EPA on pesticide tolerance levels, the use and labeling of GMOs in the food chain, and preserving marine fisheries.

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” “365 Everyday Value,” “365 Organic Everyday Value,” “Allegro Coffee Company,” “Bread & Circus,” “Fresh Fields,” “Merchant of Vino,” “Wellspring,” “Harry’s Farmers Market,” “Whole Kids Organic” and “Whole Foods, Whole People, Whole Planet.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

WholeFoodsMarket.com

Our corporate Web site at www.wholefoodsmarket.com provides detailed information about our company and history, product offerings, store locations, and financial information, including access to the Companies Exchange Act reports as well as a database of press releases. It also features hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. As with our stores, the focus of our Web site is customer service. We believe our Web site provides us with an opportunity to further our relationships with customers, suppliers and investors, to educate them on a variety of issues, and to improve our service levels.

We have included our Web site address only as an inactive textual reference. The information contained on our Web site is not incorporated by reference into this Form 10-K.

Additional Factors That May Affect Future Results

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. These risks and uncertainties include, but are not limited to, the risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected. The Company does not undertake any obligation to update forward-looking statements.

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

Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new markets and to operate these stores successfully. Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. We may not be able to timely open new stores or operate them successfully. In addition, we may not be able to successfully hire and train new team members or integrate those team members into the programs and policies of the Company. We may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner.

There can be no assurance that we will continue to grow through acquisitions. For the acquisitions that we do make, we may not be able to successfully integrate those businesses into our operations and support systems, or the operations of acquired businesses may be adversely affected by the introduction of our decentralized operational approach. The integration of acquired operations into our operations requires the dedication of management resources that may temporarily detract attention from our day-to-day business.

We May Experience Significant Fluctuations in Our Comparable Store Sales

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

We May Experience Significant Fluctuations in Our Quarterly Operating Results

Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in store operating costs, possible supply shortages, extreme weather-related disruptions, and potential uninsured casualty losses or other losses. In addition, our quarterly operating results may fluctuate significantly as the result of the timing of new store openings, the timing of acquisitions, the range of operating results generated from newly opened stores and changes in estimates associated with the disposal of discontinued operations. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings.

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

Legal Proceedings Could Materially Impact Our Results

From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business. Although not currently anticipated by management, our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

We May Be Subject to Product Liability Claims if People Are Harmed By the Products We Sell

There is increasing governmental scrutiny of and public awareness regarding food safety. We believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. We believe that our customers hold us to a higher food safety standard than conventional supermarkets. The real or perceived sale of contaminated food products by us could result in product liability claims, the settlement or outcome of which might have a material adverse effect on our sales and operations.

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

Union Attempts to Organize Our Team Members and Informational Picketing May Disrupt Our Business

Unions have from time to time attempted to organize our team members or portions of our team member base at certain stores or non-retail facilities. Responding to such organization attempts requires substantial management and team member time and can be disruptive to operations. In addition, our new and existing stores have from time to time been subjected to informational picketing and negative publicity campaigns by members of various local trade unions. Any of these union activities may have a negative financial effect on a store, facility or the Company as a whole.

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

The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the FDA, FTC, CPSC, USDA and EPA. The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the FFDC Act. The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act.

The USDA’s Organic Rule, implemented into federal law on October 21, 2002, should facilitate interstate commerce and the marketing of fresh and processed food that is organically produced and should also provide an assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule might pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

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

Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business

There is no assurance that quality natural and organic products will be available to meet our future needs. If conventional supermarkets increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a material impact on our overall sales and cost of goods.

Perishable Foods Product Losses Could Materially Impact Our Results

We believe our stores more heavily emphasize perishable products than conventional supermarket stores. Perishable products accounted for approximately 66% of our total retail sales in fiscal year 2003. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disaster or other catastrophic occurrence.

Our Stock Price Is Volatile

The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our earnings results, changes in earnings estimates by securities analysts, publicity regarding us, our competitors, the natural products industry generally, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically, sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock. Volatility in the price of our common stock, changes in prevailing interest rates and changes in perception of our creditworthiness may adversely affect the price of our convertible subordinated debentures.

Changes in the Amounts of Stock Option Exercises Could Impact Our Cash Flows

Our cash flows from the exercise of team member stock options may in the future be adversely affected by fluctuations in the market price of our common stock, changes in income tax law and changes in the number of stock options we grant.

Capital Needed for Expansion May Not Be Available

The acquisition of existing stores, the opening of new stores, and the development of new production and distribution facilities require significant amounts of capital. In the past, our growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt and internally generated cash flow. These and other sources of capital may not be available to us in the future. In addition, restrictive covenants that may be imposed by our lenders may restrict our ability to fund our growth.

Information System Upgrades or Integrations May Disrupt Our Operations or Financial Reporting

We continually evaluate and upgrade our management information systems. We have completed a number of acquisitions in recent years, and the information systems at some of the acquired operations have not been fully integrated with our information systems. Although we do not anticipate any disruption in our operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that the desired benefits from the system upgrades will be realized.

We May Not Be Able to Adequately Protect Our Intellectual Property Rights

We rely on a combination of trademark, trade secret and copyright law and internal procedures and nondisclosure agreements to protect our intellectual property. There can be no assurance that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, the laws of certain foreign countries in which our products may be produced or sold do not protect our intellectual property rights to the same extent as the laws of the United States. Failure to protect our proprietary information could have a material adverse effect on our business, results of operations and financial condition.

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

Investment Losses Could Adversely Impact Our Results

We have historically made investments in private and public companies for strategic purposes. We have investments totaling approximately $2.3 million in Gaiam, Inc., a public company traded on the NASDAQ National Market under the symbol GAIA. Many factors outside of our control determine whether or not our investments will be successful. Such factors include market conditions and the investee’s ability to achieve commercial success with its products or services. Accordingly, there can be no assurances that these investments will maintain their fair value or that we will be able to recover the carrying amount of these investments. Subsequent to the end of fiscal year 2003, we sold all of our investments in Gaiam Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million that will be recorded in the first quarter of fiscal year 2004.

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

Executive Officers

The following table sets forth the name, age and position of each of the persons who was serving as an executive officer of the Company as of November 30, 2003:

Name	Age	Position
John P. Mackey	50	Chairman of the Board, Chief Executive Officer and President
Glenda Flanagan	50	Executive Vice President and Chief Financial Officer
A.C. Gallo	50	Executive Vice President and Chief Operating Officer
Walter Robb	50	Executive Vice President and Chief Operating Officer
James P. Sud	51	Executive Vice President of Growth and Business Development
Michael Besancon	57	President, Southern Pacific Region
Anthony Gilmore	43	President, Midwest Region
David Lannon	37	President, Northeast Region
Ron Megahan	33	President, Northern Pacific Region
Kenneth Meyer	35	President, South Region
Juan Nunez	45	President, Florida Region
William Paradise	43	President, Southwest Region
Lee Valkenaar	47	President, Mid-Atlantic Region

John P. Mackey, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980. Mr. Mackey has also served as President since June 2001.

Glenda Flanagan has served as Executive Vice President and Chief Financial Officer of the Company since December 1988.

A.C. Gallo has served as Executive Vice President of Operations since February 2001. Mr. Gallo has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President and President of the Northeast Region. His title was expanded in December of 2003 to include “Chief Operating Officer” in order to more clearly reflect the full scope of his responsibilities.

Walter Robb has served as Executive Vice President of Operations since February 2001. Since joining the Company in 1991, Mr. Robb has also served as Store Team Leader and President of the Northern Pacific Region. His title was expanded in December of 2003 to include “Chief Operating Officer” in order to more clearly reflect the full scope of his responsibilities.

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

Anthony Gilmore has served as President of the Midwest Region since January 2002. Mr. Gilmore has held various positions with the Company since 1996, including Store Team Leader, Vice President and President of the Southwest Region.

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

Kenneth Meyer has served as President of the South Region since March 2001. Mr. Meyer has held various positions with the Company since 1996, including Store Team Leader and Vice President of the Southwest Region.

Juan Nunez has served as President of the Florida Region since September 1998. Mr. Nunez has held various positions with the Company and with Mrs. Gooch’s Natural Food Markets, Inc., which was acquired by the Company in September 1993, including Store Team Leader, Director of Store Operations and Vice President of the Southwest Region.

William Paradise has served as President of the Southwest Region since January 2002. Mr. Paradise has held various positions with the Company since 1990, including Store Team Leader, Vice President of the Northern Pacific Region and Vice President of the Southwest Region.

Lee Valkenaar has served as President of the Mid-Atlantic Region since March 2001. Mr. Valkenaar has held various positions with the Company since 1987, including Store Team Leader, Vice President and President of the Southwest Region.

The Company has adopted a code of conduct and ethics for senior financial officers pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our code of conduct and ethics is available free of charge by writing to Shareholder Services, Whole Foods Market, Inc., 601 N. Lamar Blvd., Suite 300, Austin, TX 78703.

Item 2.	Properties

At September 28, 2003, we operated 145 stores in 26 states, the District of Columbia and Canada. We own six store locations in New Orleans, Berkeley and Atlanta. We also own certain non-retail facilities in Atlanta and a building in Austin, Texas which houses one of our stores, the corporate headquarters and a bookstore. The underlying property in Austin is leased from a third party under a ground lease which has a remaining base term of approximately 10 years plus 10 options to renew for five years each. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from one to 27 years. We have options to renew most of our leases in five-year increments with renewal periods ranging from five to 50 years.

The following table shows the number of our stores by state, the District of Columbia and Canada as of September 28, 2003:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Arizona	2	Louisiana	2	New York	2
California	36	Maryland	7	North Carolina	5
Colorado	3	Massachusetts	13	Oregon	1
Canada	1	Michigan	4	Pennsylvania	7
Connecticut	1	Minnesota	2	Rhode Island	2
District of Columbia	3	Missouri	1	Texas	13
Florida	6	Nevada	1	Virginia	7
Georgia	6	New Jersey	6	Washington	1
Illinois	9	New Mexico	2	Wisconsin	1
Kansas	1

Item 3.	Legal Proceedings

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

The Company’s common stock is traded on the NASDAQ National Market under the symbol WFMI. The following sets forth the high and low sales prices of the Company’s common stock for the last two fiscal years:

	High	Low
Fiscal Year 2003
September 30, 2002 to January 19, 2003	$54.59	$40.51
January 20, 2003 to April 13, 2003	58.18	44.77
April 14, 2003 to July 6, 2003	62.24	45.78
July 7, 2003 to September 28, 2003	56.24	45.90
Fiscal Year 2002
October 1, 2001 to January 20, 2002	$46.50	$29.64
January 21, 2002 to April 14, 2002	47.50	37.50
April 15, 2002 to July 7, 2002	51.17	41.41
July 8, 2002 to September 29, 2002	49.60	35.47

The Company had 1,376 record holders of its common stock as of November 30, 2003.

On June 4, 2001 the Company effected a 2-for-1 stock split of the Company’s common stock in the form of a 100% stock dividend. All applicable amounts have been restated to reflect the stock split.

The Company announced its first quarterly dividend on November 12, 2003. A cash dividend of 15 cents per share is payable January 16, 2004 to shareholders of record as of January 6, 2004. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. The Company’s bank credit agreement was amended on November 12, 2003 to allow for the payment of dividends on common stock.

Item 6.	Selected Consolidated Financial Data

Whole Foods Market, Inc.

Summary Financial Information

(in thousands, except per share and operating data)

	Sept 28, 2003	Sept 29, 2002	Sept 30, 2001	Sept 24, 2000	Sept 26, 1999
Consolidated Statements of Operations Data (1) (2)
Sales	$3,148,593	$2,690,475	$2,272,231	$1,838,630	$1,492,519
Cost of goods sold and occupancy costs	2,067,939	1,757,213	1,482,477	1,205,096	985,000

Gross profit	1,080,654	933,262	789,754	633,534	507,519
Direct store expenses	792,536	675,760	574,503	460,044	363,892
General and administrative expenses	100,693	95,871	82,440	60,054	58,511
Goodwill amortization	—	—	3,129	2,246	1,198
Pre-opening and relocation costs	12,091	12,485	8,539	10,497	5,914
Store closure and asset disposal costs	—	—	9,425	—	5,940

Operating income	175,334	149,146	111,718	100,693	72,064
Other income (expense):
Interest expense	(8,114)	(10,384)	(17,891)	(15,093)	(8,248)
Investment and other income (loss)	5,593	2,056	1,628	(8,015)	1,800

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	172,813	140,818	95,455	77,585	65,616
Provision for income taxes	69,126	56,327	38,182	34,584	25,590
Equity in losses of unconsolidated affiliates	—	—	5,626	14,074	—

Income from continuing operations before cumulative effect of change in accounting principle	103,687	84,491	51,647	28,927	40,026
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	—	—	(9,415)	2,129
Gain (loss) on disposal, net of income taxes	—	—	16,233	(23,968)	—

Income (loss) before cumulative effect of change in accounting principle	103,687	84,491	67,880	(4,456)	42,155
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(375)	—

Net income (loss)	$103,687	$84,491	$67,880	$(4,831)	$42,155

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$1.76	$1.50	$0.96	$0.55	$0.76
Income (loss) from discontinued operations, net of income taxes	—	—	0.30	(0.63)	0.04
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.01)	—

Net income (loss)	$1.76	$1.50	$1.26	$(0.09)	$0.80

Weighted average shares outstanding	59,035	56,385	53,664	52,248	52,748

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$1.66	$1.40	$0.92	$0.53	$0.73
Income (loss) from discontinued operations, net of income taxes	—	—	0.29	(0.61)	0.04
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.01)	—

Net income (loss)	$1.66	$1.40	$1.21	$(0.09)	$0.77

Weighted average shares outstanding, diluted basis	65,330	63,340	56,185	54,370	54,892

(continued)

Whole Foods Market, Inc.

Summary Financial Information (continued)

(in thousands, except per share and operating data)

	Sept 28, 2003	Sept 29, 2002	Sept 30, 2001	Sept 24, 2000	Sept 26, 1999
Consolidated Balance Sheets Data (End of Year) (2)
Net working capital	$124,100	$(4,157)	$(10,896)	$(11,929)	$(3,937)
Total assets	1,196,820	943,201	829,171	760,399	655,463
Long-term debt (including current maturities)	168,715	167,741	256,649	305,954	215,462
Shareholders’ equity	776,176	589,086	409,357	307,157	311,220

Operating Data
Number of stores at end of fiscal year	145	135	126	117	100
Average store size (gross square footage)	31,000	31,000	29,000	27,000	26,000
Average weekly sales per store	$424,000	$393,000	$353,000	$325,000	$310,000
Comparable store sales increase (3)	8.6%	10.0%	9.2%	8.6%	7.7%
Identical store sales increase (3)	8.1%	8.7%	8.0%	7.0%	6.6%

(1)	Fiscal years 2003, 2002, 2000 and 1999 are 52-week years and fiscal year 2001 is a 53-week year.

(2)	See note 10 to the consolidated financial statements for discussion of discontinued operations in fiscal year 2000. Financial information for all years presented has been reclassified as a result of discontinued operations in fiscal year 2000.

(3)	Sales of a store are deemed to be “comparable” commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude remodels with expansions of square footage greater than 20% and relocations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market opened its first store in Texas in 1980 and has expanded its operations to 145 stores as of September 28, 2003 both by opening new stores and acquiring existing stores from third parties. We operate in one reportable segment, natural and organic foods supermarkets. We currently have one store in Toronto, Ontario, Canada. All of our remaining operations are domestic. Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first one to three years of operations. Our results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2003 and 2002 are 52-week years and fiscal year 2001 is a 53-week year.

In November 2000, the Company adopted a plan to dispose of the NatureSmart business of manufacturing and direct marketing of nutritional supplements. The NatureSmart business and related net assets were recorded as discontinued operations in the consolidated financial statements, and as of September 28, 2003, substantially all activities associated with discontinued operations have been completed. The following discussion and analysis refer only to continuing operations.

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.7	65.3	65.2

Gross profit	34.3	34.7	34.8
Direct store expenses	25.2	25.1	25.3
General and administrative expenses	3.2	3.6	3.7
Goodwill amortization	—	—	0.1
Pre-opening and relocation costs	0.4	0.5	0.4
Store closure and asset disposal costs	—	—	0.4

Operating income	5.6	5.5	4.9
Other income (expense):
Interest expense	(0.3)	(0.4)	(0.8)
Investment and other income	0.2	0.1	0.1

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	5.5	5.2	4.2
Provision for income taxes	2.2	2.1	1.7
Equity in losses of unconsolidated affiliates	—	—	0.2

Income from continuing operations	3.3	3.1	2.3
Gain on disposal of discontinued operations, net of income taxes	—	—	0.7

Net income	3.3%	3.1%	3.0%

Figures may not add due to rounding.

Sales

Sales from continuing operations increased 17.0%, 18.4% and 23.6% in fiscal years 2003, 2002 and 2001, respectively. Sales for all years shown reflect increases due to new stores opened and acquired and comparable store sales increases of approximately 8.6%, 10.0% and 9.2% in fiscal years 2003, 2002 and 2001, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales, which excludes remodels with expansions of square footage greater than 20% and relocations, increased approximately 8.1%, 8.7%, and 8.0% in fiscal years 2003, 2002 and 2001, respectively. Sales from relocations and remodels with expansions of square footage greater than 20% are excluded from identical store sales data to reduce the impact of square footage growth on the comparison. Our comparable and identical store sales increases generally resulted from an increase in the number of customer transactions and slightly higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as customers increasing their amount of purchases with us over time, improvements in overall store execution, stronger brand awareness and increased sales of perishables and private label products.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Our gross profit from continuing operations as a percentage of sales was 34.3%, 34.7%, and 34.8% in fiscal years 2003, 2002 and 2001, respectively. Gross profit margin in fiscal year 2003 reflects higher occupancy costs, including utilities, repairs, and rent, higher LIFO charges compared to the prior year, and market-driven pricing strategies. Gross profit margins in fiscal years 2002 and 2001 were negatively impacted by lower margins at the Harry’s Farmers Market stores that were acquired in October 2001. In all years, gross profit margins were positively affected by increased national buying, category management and private label initiatives, which lower the cost of product purchased on a national basis. Additionally, continued improvement by new stores with respect to product procurement, merchandising and controlling shrink has positively affected gross profit. In all years, gross profit margins were also positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses

Direct store expenses from continuing operations as a percentage of sales was approximately 25.2%, 25.1% and 25.3% in fiscal years 2003, 2002 and 2001, respectively. For all years, higher direct operating expenses of new stores continue to have a partially offsetting impact on store contribution. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. We continue to focus on improvements in leveraging of labor, managing health care benefits plan costs and other direct expenses to produce incremental improvements in direct store expense as a percentage of sales.

General and Administrative Expenses

General and administrative expenses from continuing operations as a percentage of sales were 3.2%, 3.6% and 3.7% in fiscal years 2003, 2002 and 2001, respectively. Fiscal year 2003 general and administrative expenses decreased as a percentage of sales due to a strong focus on leveraging general and administrative expenses at both regional and national levels. Fiscal year 2002 general and administrative expenses reflect increased costs of infrastructure for the new South region and increases in other regions and the national office. For fiscal year 2001, general and administrative expenses reflect increases in wage costs and depreciation from investments in information systems. We continue to focus on leveraging general and administrative expenses as a percentage of sales, but do not expect significant additional leverage in fiscal year 2004 over leverage generated in fiscal year 2003.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store and facility openings. Pre-opening costs are incurred primarily in the 30 days prior to a new store or facility opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. We developed and opened 12 stores, one distribution center and one commissary kitchen in fiscal year 2003, 11 stores, one distribution center and one bakehouse in fiscal year 2002, and 12 stores in fiscal year 2001. Of these, two stores were relocations in each of fiscal years 2003, 2002 and 2001. Pre-opening and relocation costs were approximately $12.1 million, $12.5 million and $8.5 million in fiscal years 2003, 2002 and 2001, respectively.

Store Closure and Asset Disposal Costs

During the fourth quarter of fiscal year 2001, we recognized store closure costs totaling approximately $9.4 million related to the decision to close three locations, all of which were previously acquired in multi-store transactions. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values totaling approximately $5.6 million and estimated lease termination costs and other disposal costs totaling approximately $3.8 million. Substantially all activities other than lease termination related to these store closures were completed in fiscal year 2002. At September 28, 2003, the terminations of operating leases for two of the closed locations remain to be completed, with remaining occupancy reserves totaling approximately $2.5 million.

Interest Expense

Interest expense consists of costs related to our convertible subordinated debentures, senior notes and bank line of credit, net of capitalized interest associated with new store development and internally developed software. Interest expense, net of amounts capitalized, was approximately $8.1 million, $10.4 million and $17.9 million in fiscal years 2003, 2002 and 2001, respectively. These reductions in net interest expense reflect decreased utilization of our bank line of credit and lower average interest rates over the three-year period. We had no amounts outstanding on our bank line of credit during fiscal year 2003.

Investment and Other Income

Investment and other income includes investment gains and losses, interest income, rental income and other income totaling approximately $5.6 million, $2.1 million and $1.6 million in fiscal years 2003, 2002 and 2001, respectively. During fiscal year 2003, we recognized a pre-tax gain of approximately $3 million as a result of the distribution of our ownership share of gain from the sale of Blooming Prairie Cooperative. During the first quarter of fiscal year 2003, our equity interest in Gaiam.com was converted into $1.0 million in cash and 250,000 restricted shares of Gaiam, Inc. common stock pursuant to the merger of a subsidiary of Gaiam, Inc. into Gaiam.com. Subsequent to this transaction, we recognized losses totaling approximately $1.4 million for other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. This impairment charge was recorded to adjust the carrying value of our investments in Gaiam, Inc. to quoted market value. Subsequent to the end of fiscal year 2003, we sold all of our investments in unrestricted and restricted common shares of Gaiam Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million that will be recorded in the first quarter of fiscal year 2004.

Income Taxes

Our effective tax rate on income from continuing operations was approximately 40.0% for fiscal years 2003, 2002 and 2001. At September 28, 2003, we had net operating loss carryforwards totaling approximately $46 million that will expire in 2020. We consider it more likely than not that all net operating loss carryforwards will be utilized.

Equity in Losses of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates for fiscal year 2001 totaled approximately $5.6 million and consisted primarily of the writedown of our investment in Gaiam.com to its estimated fair value and our share of Gaiam.com losses. During fiscal year 2001, we determined that our investment in Gaiam.com had suffered a decline in value that was other than temporary due to lower market valuations of Internet-related companies. As a result, we recognized a loss of approximately $5.5 million to reduce our investment in Gaiam.com to its estimated fair value in fiscal year 2001. No change in the carrying amount of our investment or share of Gaiam.com losses was required to be recognized in fiscal year 2002. During fiscal year 2003, our equity interest in Gaiam.com was converted into $1.0 million in cash and 250,000 restricted shares of Gaiam, Inc. common stock pursuant to the merger of a subsidiary of Gaiam, Inc. into Gaiam.com, and losses associated with this investment have been included in our consolidated statements of operations in “Investment and Other Income (Loss)”.

Discontinued Operations

In November 2000, the Company adopted a formal plan to sell the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business has been accounted for and presented as discontinued operations in the consolidated financial statements. The gain on disposal of approximately $16.2 million in fiscal year 2001 consists primarily of proceeds from the sales of the NatureSmart business and facilities in excess of the amounts previously estimated and a reduction in the estimated future liabilities of the discontinued operations, net of taxes. At September 28, 2003, substantially all activities associated with discontinued operations have been completed.

Business Combinations

On October 31, 2001, we completed the acquisition of certain assets of Harry’s Farmers Markets, Inc., in exchange for approximately $36 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry’s Farmers Market trade name, distribution center and other support and office facilities. This transaction was accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $8.7 million have been recorded as goodwill. Results of these acquired operations are included in our consolidated income statements for fiscal year 2003 and for the period beginning October 31, 2001 through September 29, 2002 for fiscal year 2002.

Liquidity and Capital Resources

We generated cash from operating activities of approximately $279.5 million, $229.1 million and $173.0 million in fiscal years 2003, 2002 and 2001, respectively. Cash flows from operating activities represented our principal source of cash and resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital. We had cash and cash equivalents balances totaling approximately $165.8 million, and $12.6 million at September 28, 2003 and September 29, 2002, respectively.

On March 6, 2003, we amended our credit facility to extend the maturity of our revolving line of credit from July 14, 2003 to October 1, 2004 and reduce the size of the facility from $220 million to $100 million. The Company believes the reduced facility better matches its currently projected cash needs. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. On November 12, 2003, we amended this agreement to allow for the payment of dividends on common stock. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.20% of the undrawn amount are payable under this agreement. At September 28, 2003, no amounts were drawn under this agreement, and the amount available was effectively reduced to approximately $80.2 million by approximately $19.8 million in outstanding letters of credit. At September 29, 2002, no amounts were drawn under this agreement, and the amount available was effectively reduced to approximately $213.9 million by approximately $6.1 million in outstanding letters of credit.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $151.4 million at September 28, 2003. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, representing approximately 3,285,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount totaling approximately $147 million, $188 million and $241 million, respectively. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. On January 31, 2003, the Company mailed notice to the holders of its subordinated debentures informing such holders they had the right to surrender the debentures for repurchase by the Company on March 2, 2003 for $476.74 per $1,000 of principal amount at maturity, and that such purchase price would be paid entirely in cash. No debentures were redeemed on March 2, 2003. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

We also have outstanding at September 28, 2003 approximately $17.1 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash provided by financing activities was approximately $46.4 million in fiscal year 2003. Net cash used in financing activities was approximately $29.0 million and $30.2 million in fiscal years 2002 and 2001, respectively.

The following table shows payments due by period on contractual obligations as of September 28, 2003 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$151,449	$—	$151,449	$—
Senior notes	17,143	5,714	11,429	—
Capital lease obligations (including interest)	42	20	22	—
Other contractual obligations	87	87	—	—
Operating lease obligations	1,504,213	77,326	372,552	1,054,335

Although the timing of any potential redemption is uncertain, the above table assumes convertible debentures will be redeemed at the option of the holder on March 2, 2008.

The following table shows expirations per period on commercial commitments as of September 28, 2003 (in thousands):

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

The Company announced its first quarterly dividend on November 12, 2003. A cash dividend of 15 cents per share is payable January 16, 2004 to shareholders of record as of January 6, 2004. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. The Company’s bank credit agreement was amended on November 12, 2003 to allow for the payment of dividends on common stock.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.6 million per location. This excludes new store inventory of approximately $700,000, a portion of which is financed by our vendors. As of September 28, 2003, we had signed leases for 35 stores averaging approximately 45,000 square feet in size. We will incur additional capital expenditures during fiscal year 2004 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the first quarter of fiscal year 2002, the Company completed the acquisition of three Harry’s Farmer’s Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $175.8 million, $203.3 million and $156.9 million in fiscal years 2003, 2002 and 2001, respectively. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Inventory Valuation

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 55% of inventories and was determined using the item cost method for approximately 42% of inventories in both fiscal years 2003 and 2002. The excess of estimated current costs over LIFO carrying value was approximately $9.1 million and $7.1 million at September 28, 2003 and September 29, 2002, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, consisting of the manufactured inventories of Allegro Coffee Company, are determined by the first-in, first-out (“FIFO”) method. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment on a reporting unit level annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. We determine fair value utilizing both a market value method and discounted projected future cash flows compared to our carrying value for the purpose of identifying impairment. Our evaluation of goodwill and intangible assets with indefinite useful lives for impairment requires extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results.

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

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS 123 to require additional disclosures in both annual and interim financial statements. We adopted the disclosure provisions of SFAS No. 148 effective the beginning of fiscal year 2003. The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 provides guidance for the accounting for consideration given to a reseller from a vendor. We adopted EITF No. 02-16 on a prospective basis effective the beginning of the second quarter of fiscal year 2003. As a result of the adoption of EITF No. 02-16, vendor reimbursements for advertisements in excess of identifiable internal advertising costs of approximately $2.4 million received in the remaining quarters of fiscal year 2003, which would have been classified as a reduction of direct store expenses prior to adoption, were reclassified as a reduction of cost of goods sold. We received vendor reimbursements for advertisements in excess of identifiable internal advertising costs of approximately $2.2 million fiscal year 2002 and no amounts in fiscal year 2001.

Disclaimer on Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the integration of acquired stores, the impact of competition and changes in government regulation. For a discussion of these and other risks and uncertainties that may affect our business, please see “Item 1. Business - Additional Factors That May Affect Future Results.” The Company does not undertake any obligation to update forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes and changes in market values of our investments and long-term debt. We are not a party to any derivative arrangement and do not use financial instruments for trading or other speculative purposes. The impact of foreign exchange fluctuations on our foreign subsidiary is not material.

Interest Rate Risk

We seek to minimize the risks from interest rate fluctuations through ongoing evaluation of the composition of our investments and long-term debt. The Company holds interest-bearing instruments that are classified as cash and cash equivalents. These investments are of a short-term nature, and therefore changes in interest rates would not likely have a material impact on the valuation of these instruments or interest income. We classify our cash equivalent investments as available-for-sale and, accordingly, have recorded them at fair value on our balance sheets. We had cash equivalent investments totaling approximately $161.0 million at September 28, 2003 and no cash equivalent investments at September 29, 2002. At September 28, 2003 our cash equivalent investments earned an average interest rate of approximately 2.3%. At September 28, 2003 an unrealized gain of approximately $0.1 million related to cash equivalent investments was included as a component of shareholders’ equity. Our senior unsecured notes have fixed interest rates, and the fair value of these instruments is affected by changes in market interest rates. The senior unsecured notes bear interest at a fixed rate of 7.29% and had an outstanding balance of $17.1 million and $22.9 million at September 28, 2003 and September 29, 2002, respectively. At September 28, 2003 and September 29, 2002, the estimated fair value of the senior notes exceeded the carrying amount by approximately $1.4 million and $2.1 million, respectively. Should interest rates increase or decrease, the estimated fair value of the senior notes would decrease or increase accordingly.

Interest Rate and Market Risk

Our subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by both changes in the market price of our stock and changes in market interest rates. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and had an outstanding balance of approximately $151.4 million and $144.7 million at September 28, 2003 and September 29, 2002, respectively. At September 28, 2003 and September 29, 2002 the estimated fair value of the convertible debentures exceeded the carrying amount by approximately $48.9 million and $18.2 million, respectively. Should interest rates or the market value of our stock increase or decrease, the estimated fair value of the zero coupon subordinated debentures would decrease or increase accordingly.

Market Risk

At September 29, 2002 we had investments in common and preferred equity securities of Gaiam.com, a privately-held company, with a carrying value and estimated fair value of approximately $3.5 million and an investment in unrestricted common shares of Gaiam, Inc., a public company, with a cost basis of approximately $1.2 million and a fair value of approximately $0.9 million. We accounted for our investment in Gaiam.com common stock using the equity method and recognized losses of Gaiam.com in proportion to our ownership percentage. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During fiscal year 2003, our common and preferred interests in Gaiam.com were converted into $1 million in cash and 250,000 restricted shares of Gaiam, Inc. common stock pursuant to the merger of a subsidiary of Gaiam, Inc. into Gaiam.com. During fiscal year 2003 we recognized losses totaling approximately $1.4 million for an other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. This impairment charge was recorded to adjust our investments in Gaiam, Inc. to quoted market value. At September 28, 2003 our unrestricted and restricted shares of Gaiam Inc. had an adjusted cost basis of approximately $0.6 million and $1.7 million, respectively, and a fair value of approximately $0.5 million and $1.5 million, respectively. At September 28, 2003 and September 29, 2002 an unrealized loss of approximately $0.1 million and $0.3 million related to our unrestricted shares was included as a component of shareholders’ equity. Gaiam, Inc. common stock is traded on the NASDAQ National Market under the symbol GAIA. Subsequent to the end of fiscal year 2003, we sold all of our investments in unrestricted and restricted common shares of Gaiam Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million that will be recorded in the first quarter of fiscal year 2004.

Item 8.	Consolidated Financial Statements and Supplementary Data

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page Number
Independent Auditors’ Report	27
Consolidated Balance Sheets at September 28, 2003 and September 29, 2002	28
Consolidated Statements of Operations for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001	29
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001	30
Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001	31
Notes to Consolidated Financial Statements	32

Whole Foods Market, Inc.

Independent Auditors’ Report

To the Board of Directors

Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. (“the Company”) as of September 28, 2003 and September 29, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. as of September 28, 2003 and September 29, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas

November 12, 2003

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 28, 2003 and September 29, 2002

Assets

	2003	2002
Current assets:
Cash and cash equivalents	$165,779	$12,646
Trade accounts receivable	45,947	30,888
Merchandise inventories	123,904	108,189
Prepaid expenses and other current assets	12,447	8,950
Deferred income taxes	15,607	11,468

Total current assets	363,684	172,141
Property and equipment, net of accumulated depreciation and amortization	718,240	644,688
Long-term investments	2,206	4,426
Goodwill	80,548	80,548
Intangible assets, net of accumulated amortization	26,569	22,889
Deferred income taxes	—	7,350
Other assets	5,573	8,159
Net assets of discontinued operations	—	3,000

	$1,196,820	$943,201

Liabilities and Shareholders’ Equity

	2003	2002
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,806	$5,789
Trade accounts payable	72,715	59,710
Accrued payroll, bonuses and team member benefits	70,875	59,359
Other accrued expenses	90,188	51,440

Total current liabilities	239,584	176,298
Long-term debt and capital lease obligations, less current installments	162,909	161,952
Deferred rent liabilities	13,349	12,091
Other long-term liabilities	2,301	3,774
Deferred income taxes	2,501	—

Total liabilities	420,644	354,115

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 60,299 and 57,988 shares issued, 60,070 and 57,739 shares outstanding in 2003 and 2002, respectively	423,297	341,940
Accumulated other comprehensive income (loss)	1,624	(422)
Retained earnings	351,255	247,568

Total shareholders’ equity	776,176	589,086

Commitments and contingencies

	$1,196,820	$943,201

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001

	2003	2002	2001
Sales	$3,148,593	$2,690,475	$2,272,231
Cost of goods sold and occupancy costs	2,067,939	1,757,213	1,482,477

Gross profit	1,080,654	933,262	789,754
Direct store expenses	792,536	675,760	574,503
General and administrative expenses	100,693	95,871	85,569
Pre-opening and relocation costs	12,091	12,485	8,539
Store closure costs	—	—	9,425

Operating income	175,334	149,146	111,718
Other income (expense):
Interest expense	(8,114)	(10,384)	(17,891)
Investment and other income	5,593	2,056	1,628

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	172,813	140,818	95,455
Provision for income taxes	69,126	56,327	38,182
Equity in losses of unconsolidated affiliates	—	—	5,626

Income from continuing operations	103,687	84,491	51,647
Gain on disposal of discontinued operations, net of income taxes	—	—	16,233

Net income	$103,687	$84,491	$67,880

Basic earnings per share:
Income from continuing operations	$1.76	$1.50	$0.96
Gain on disposal of discontinued operations, net of income taxes	—	—	0.30

Net income	$1.76	$1.50	$$1.26

Weighted average shares outstanding	59,035	56,385	53,664

Diluted earnings per share:
Income from continuing operations	$1.66	$1.40	$0.92
Gain on disposal of discontinued operations, net of income taxes	—	—	0.29

Net income	$1.66	$1.40	$1.21

Weighted average shares outstanding, diluted basis	65,330	63,340	56,185

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 24, 2000	52,932	$235,648	$(23,688)	$—	$95,197	$307,157

Net income	—	—	—	—	67,880	67,880
Foreign currency translation adjustment, net of income taxes	—	—	—	(30)	—	(30)

Comprehensive income	—	—	—	(30)	67,880	67,850
Issuance of common stock	668	4,860	—	—	—	4,860
Issuance of common stock from treasury	1,170	—	18,319	—	—	18,319
Tax benefit related to exercise of team member stock options	—	9,211	—	—	—	9,211
Other	—	1,960	—	—	—	1,960

Balances at September 30, 2001	54,770	251,679	(5,369)	(30)	163,077	409,357

Net income	—	—	—	—	84,491	84,491
Foreign currency translation adjustment, net of income taxes	—	—	—	(112)	—	(112)
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(280)	—	(280)

Comprehensive income	—	—	—	(392)	84,491	84,099
Issuance of common stock	2,521	61,595	—	—	—	61,595
Issuance of common stock to 401(k) plan	106	4,475	—	—	—	4,475
Issuance of common stock from treasury	342	—	5,369	—	—	5,369
Tax benefit related to exercise of team member stock options	—	23,890	—	—	—	23,890
Other	—	301	—	—	—	301

Balances at September 29, 2002	57,739	341,940	—	(422)	247,568	589,086

Net income	—	—	—	—	103,687	103,687
Foreign currency translation adjustment, net of income taxes	—	—	—	1,798	—	1,798
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	248	—	248

Comprehensive income	—	—	—	2,046	103,687	105,733
Issuance of common stock	2,263	52,270	—	—	—	52,270
Issuance of common stock to 401(k) plan	67	3,125	—	—	—	3,125
Tax benefit related to exercise of team member stock options	—	25,917	—	—	—	25,917
Other	1	45	—	—	—	45

Balances at September 28, 2003	60,070	$423,297	$—	$1,624	$351,255	$776,176

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001

	2003	2002	2001
Cash flows from operating activities
Income from continuing operations	$103,687	$84,491	$51,647
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	97,986	85,869	78,823
Loss on disposal of fixed assets	771	3,138	1,917
Store closure and asset disposal costs	—	—	9,425
Deferred income tax expense (benefit)	5,712	10,018	(834)
Change in LIFO reserve	1,999	(889)	3,554
Rent differential	1,258	437	852
Tax benefit related to exercise of team member stock options	25,917	23,890	9,211
Interest accretion on long-term debt	7,339	7,048	6,828
Equity in losses of unconsolidated affiliates	—	—	5,626
Impairment loss on long-term investments	1,412	—	—
Lease termination and other merger accrual payments	(435)	(502)	(596)
Issuance of common stock to 401(k) plan	3,125	4,475	—
Cooperative patronage dividends received	3,210	100	143
Net change in current assets and liabilities:
Trade accounts receivable	(15,209)	(6,115)	(2,346)
Merchandise inventories	(17,714)	(3,096)	(8,312)
Prepaid expenses and other current assets	(2,222)	194	(2,810)
Trade accounts payable	13,005	5,859	483
Accrued payroll, bonuses and team member benefits	11,516	17,609	3,731
Other accrued expenses	38,100	(3,381)	15,694

Net cash provided by operating activities	279,457	229,145	173,036

Cash flows from investing activities
Development costs of new store locations	(89,007)	(100,000)	(103,896)
Other property, plant and equipment expenditures	(84,103)	(61,385)	(49,009)
Acquisition of intangible assets	(6,456)	(1,241)	(4,023)
Proceeds from conversion of long-term investments	1,000	—	—
Proceeds from sale of property and equipment	2,763	—	—
Payment for purchase of acquired entities, net of cash acquired	—	(35,978)	—
Other investing activities	—	(4,753)	—

Net cash used in investing activities	(175,803)	(203,357)	(156,928)

Cash flows from financing activities
Net proceeds from long-term borrowings	—	32,000	25,000
Payments on long-term debt and capital lease obligations	(5,835)	(127,956)	(78,383)
Issuance of common stock	52,270	66,964	23,179

Net cash used in financing activities	46,435	(28,992)	(30,204)

Cash flows from discontinued operations
Net cash provided by discontinued operations	3,044	14,007	15,544

Net increase in cash and cash equivalents	153,133	10,803	1,448
Cash and cash equivalents at beginning of year	12,646	1,843	395

Cash and cash equivalents at end of year	$165,779	$12,646	$1,843

Supplemental disclosures of cash flow information
Interest and income taxes paid:
Interest	$2,084	$5,224	$11,108

Federal and state income taxes	$16,375	$26,030	$29,021

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements

Fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001

(1) Company

Whole Foods Market, Inc. owns and operates the country’s largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 23 years. We opened our first store in Austin, Texas in 1980 and as of September 28, 2003 we operated 145 stores in 26 states, the District of Columbia and Canada.

The consolidated financial statements include the accounts of Whole Foods Market, Inc. and its subsidiaries (“Company”). All significant majority-owned subsidiaries are consolidated on a line-by-line basis. All significant intercompany accounts and transactions are eliminated upon consolidation.

(2) Summary of Significant Accounting Policies

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2003 and 2002 are 52-week years and fiscal year 2001 is a 53-week year.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Inventories

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 55% of inventories and was determined using the item cost method for approximately 42% of inventories in both fiscal year 2003 and fiscal year 2002. The excess of estimated current costs over LIFO carrying value was approximately $9.1 million and $7.1 million at September 28, 2003 and September 29, 2002, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, consisting of the manufactured inventories of Allegro Coffee Company, are determined by the first-in, first-out (“FIFO”) method. Our largest supplier, United Natural Foods, Inc., accounted for approximately 18% and 14% of our total purchases in fiscal years 2002 and 2003, respectively. Balances of inventories are as follows (in thousands):

	2003	2002
Manufactured inventories:
Raw materials	$3,318	$2,781
Finished goods	401	387

Total manufactured inventories	3,719	3,168

Other inventories, net of LIFO reserve	120,185	105,021

	$123,904	$108,189

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally three to 15 years) using the straight-line method. We provide amortization of leasehold improvements on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. We provide depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. We capitalize eligible internal-use software development costs incurred subsequent to the completion of the preliminary project stage. Development costs are amortized over the shorter of the expected useful life of the software or five years. Repair and maintenance costs are expensed as incurred.

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

We classify as available-for-sale our cash equivalent investments and investments in equity securities that have readily determinable fair values and are not accounted for under the equity method and our investments in debt securities. Available-for-sale investments are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary or for a period greater than two fiscal quarters results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method.

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

Intangible Assets

Intangible assets include acquired leasehold rights, license agreements, non-competition agreements and debt issuance costs. All of the Company’s acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to 26 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company commits to relocate or close a location, a charge to write down the related assets to their estimated net recoverable value is included in the “Pre-opening and relocation costs” line item in the Consolidated Statements of Operations.

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

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Convertible subordinated debentures	$151,449	$200,396	$144,663	$162,896
Senior unsecured notes	17,143	18,507	22,857	24,908

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

Revenue Recognition

We recognize revenue for sales of our products at the point of sale. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, contribution from non-retail distribution and food preparation operations, shipping and handling cost and occupancy cost. The Company receives various rebates from third party vendors in the form of quantity discounts and payments under cooperative advertising agreements. In accordance with EITF No. 02-16, such rebates are classified as either a reduction to cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate, and are recognized when the related merchandise is sold.

Advertising

Advertising and marketing expense related to continuing operations for fiscal years 2003, 2002 and 2001 was approximately $15.4 million, $11.1 million and $12.1 million, respectively. These amounts are shown net of vendor allowances received for co-operative advertising of approximately $2.2 million and $2.2 million in fiscal years 2003 and 2002, respectively. Advertising costs are charged to expense as incurred and are included in the “Direct store expenses” line item in the Consolidated Statements of Operations. In accordance with EITF No. 02-16, effective the beginning of our second quarter of fiscal 2003, allowances received for co-operative advertising in excess of identifiable advertising costs are recognized as a reduction to cost of goods sold when the related merchandise is sold.

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we continue to apply Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

As required by SFAS No. 123 and 148, we have determined pro forma net income and net income per common share as if compensation costs had been determined based on the fair value of the options granted to team members and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.78%	5.38%	4.95%
Expected volatility	51.09%	51.97%	53.26%
Expected life, in years	3.72	3.68	3.63

Had we recognized compensation costs as prescribed by SFAS No. 123, net income, basic income per share and diluted income per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

	2003	2002	2001
Net income:
As reported	$103,687	$84,491	$67,880
Pro forma expense, net of income taxes	17,675	14,059	12,176

Pro forma net income	$86,012	$70,432	$55,704

Basic income per share:
As reported	$1.76	$1.50	$1.26
Pro forma adjustment	(0.30)	(0.25)	(0.22)

Pro forma basic earnings per share	$1.46	$1.25	$1.04

Diluted income per share:
As reported	$1.66	$1.40	$1.21
Pro forma adjustment	(0.25)	(0.21)	(0.20)

Pro forma diluted earnings per share	$1.41	$1.19	$1.01

Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and convertible debt.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustment and unrealized gains and losses on marketable securities, net of income taxes. Comprehensive income is reflected in the consolidated statements of shareholders’ equity and comprehensive income. During fiscal year 2003 approximately $0.6 million of losses on marketable securities were realized. At September 28, 2003, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $1.7 million, net of $0.7 million of income taxes, and unrealized losses on marketable securities of approximately $32,000.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Foreign Currency Translation

The Company’s Canadian operations use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS 123 to require additional disclosures in both annual and interim financial statements. We adopted the disclosure provisions of SFAS No. 148 effective the beginning of fiscal year 2003. The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 provides guidance for the accounting for consideration given to a reseller from a vendor. We adopted EITF No. 02-16 on a prospective basis effective the beginning of the second quarter of fiscal year 2003. As a result of the adoption of EITF No. 02-16, vendor reimbursements for advertisements in excess of identifiable internal advertising costs of approximately $2.4 million received in the remaining quarters of fiscal year 2003, which would have been classified as a reduction of direct store expenses prior to adoption, were reclassified as a reduction of cost of goods sold. We received vendor reimbursements for advertisements in excess of identifiable internal advertising costs of approximately $2.2 million fiscal year 2002 and no amounts in fiscal year 2001.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(3) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2003	2002
Land	$17,793	$20,293
Buildings and leasehold improvements	563,154	488,428
Fixtures and equipment	509,481	426,002
Construction in progress and equipment not yet in service	45,936	48,536

	1,136,364	983,259
Less accumulated depreciation and amortization	418,124	338,571

	$718,240	$644,688

Depreciation and amortization expense related to property and equipment totaled approximately $95.1 million, $82.3 million and $70.8 million for fiscal years 2003, 2002 and 2001, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $1.0 million and $0.3 million at September 28, 2003 and September 29, 2002, respectively. Property and equipment includes approximately $1.4 million, $1.3 million and $2.1 million of interest capitalized during fiscal years 2003, 2002 and 2001, respectively.

(4) Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective the beginning of the first quarter of fiscal year 2002. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate our goodwill to one reporting unit for goodwill impairment testing. There was no impairment of goodwill during fiscal year 2003 or fiscal year 2002. We acquired goodwill totaling approximately $8.7 million in connection with the Harry’s Farmers Market acquisition during fiscal year 2002.

Net income and earnings per share for the fiscal year ended September 30, 2001 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands, except per share data):

2001
Reported net income	$67,880
Add back goodwill amortization, net of income taxes	1,877

Adjusted net income	$69,757

Basic earnings per share:
Reported net income	$1.26
Add back goodwill amortization, net of income taxes	0.03

Adjusted net income	$1.29

Diluted earnings per share:
Reported net income	$1.21
Add back goodwill amortization, net of income taxes	0.03

Adjusted net income	$1.24

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

During fiscal year 2003, we acquired intangible assets totaling approximately $6.5 million consisting primarily of acquired leasehold rights. During fiscal year 2002, we acquired intangible assets totaling approximately $1.1 million in connection with the Harry’s Farmers Market acquisition. Amortization associated with intangible assets, excluding goodwill totaled approximately $2.9 million and $3.5 million for fiscal years ended September 28, 2003 and September 29, 2002, respectively. The components of intangible assets were as follows (in thousands):

	2003		2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$34,816	$(10,082)	$28,710	$(8,276)
Marketing-related and other	3,440	(1,605)	4,328	(1,873)

Amortization associated with the net carrying amount of intangible assets is estimated to be $3.1 million in fiscal year 2004, $2.8 million in fiscal year 2005, $2.2 million in fiscal year 2006, $1.5 million in fiscal year 2007 and $1.4 million in fiscal year 2008.

(5) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

	2003	2002
Obligations under capital lease agreements for equipment, due in monthly installments through 2006	$36	$53
Senior unsecured notes	17,143	22,857
Convertible debentures, including accreted interest	151,449	144,663
Other notes payable	87	168

	168,715	167,741
Less current installments	5,806	5,789

	$162,909	$161,952

On March 6, 2003, we amended our credit facility to extend the maturity of our revolving line of credit from July 14, 2003 to October 1, 2004 and reduce the size of the facility from $220 million to $100 million. The credit agreement contains certain restrictive covenants, including the prohibition of the payment of dividends on common stock, and certain affirmative covenants including maintenance of certain financial ratios as defined in the agreement. At September 28, 2003 and September 29, 2002, we were in compliance with the debt covenants. On November 12, 2003, we amended this agreement to allow for the payment of dividends on common stock. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.20% of the undrawn amount are payable under this agreement. At September 28, 2003 and September 29, 2002 no amounts were drawn under the agreement. The amounts available to the Company under this line of credit were effectively reduced by outstanding letters of credit totaling approximately $19.8 million and $6.1 million at September 28, 2003 and September 29, 2002, respectively.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $151.4 million at September 28, 2003. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, representing approximately 3,285,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2003, March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount totaling approximately $147 million, $188 million and $241 million, respectively. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. On January 31, 2003, the Company mailed notice to the holders of its subordinated debentures informing such holders they had the right to surrender the debentures for repurchase by the Company on March 2, 2003 for $476.74 per $1,000 of principal amount at maturity, and that such purchase price would be paid entirely in cash. No debentures were redeemed on March 2, 2003. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

We also have outstanding approximately $17.1 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. The notes contain certain affirmative and negative covenants, including maintenance of certain financial ratios as defined in the agreement. At September 28, 2003 and September 29, 2002, we were in compliance with the debt covenants.

(6) Leases

The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2003 to 2040. Rental expense charged to operations under operating leases for fiscal years 2003, 2002 and 2001 totaled approximately $77.4 million, $66.8 million and $57.3 million, respectively. Amortization of equipment under capital lease is included with depreciation expense. Minimum rental commitments required by all noncancelable leases are approximately as follows (in thousands):

	Capital	Operating
2004	$20	$77,326
2005	18	92,681
2006	4	94,987
2007	—	93,908
2008	—	90,976
Future fiscal years	—	1,054,335

	42	$1,504,213

Less amounts representing interest	6

	36
Less current installments	20

	$16

Minimum rentals for operating leases do not include certain amounts of contingent rentals that may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During fiscal years 2003, 2002 and 2001, we paid contingent rentals of approximately $4.2 million, $3.7 million and $2.7 million, respectively. Certain operating leases for facilities provide for scheduled rental increases or rental increases based on price indices. No asset retirement obligations have been incurred associated with operating leases. Sublease rental income totaled approximately $1.1 million, $0.9 million and $0.4 million during fiscal years 2003, 2002 and 2001, respectively. Certain officers of the Company own approximately 13% of a business that leases facilities from the Company under a lease that commenced in fiscal year 1995. Rental income from this lease totaled approximately $0.4 million during fiscal years 2003, 2002 and 2001.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(7) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2003	2002	2001
Current federal income tax	$51,682	$41,111	$32,372
Current state income tax	11,732	5,198	6,644

Total current tax	63,414	46,309	39,016

Deferred federal income tax	5,636	7,395	(397)
Deferred state income tax	76	2,623	(437)

Total deferred tax	5,712	10,018	(834)

Total income tax expense	$69,126	$56,327	$38,182

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2003	2002	2001
Federal tax based on statutory rates	$60,485	$49,286	$33,409
Increase (reduction) in income taxes resulting from:
Non-deductible amortization of goodwill	—	—	337
Increase (decrease) in valuation allowance	(42)	(295)	223
Deductible state income taxes	(4,133)	(2,738)	(2,172)
Other, net	1,008	2,253	178

Total federal taxes	57,318	48,506	31,975
State income taxes	11,808	7,821	6,207

Total income tax expense	$69,126	$56,327	$38,182

Current income taxes payable as of September 28, 2003 and September 29, 2002 were approximately $22.3 million and $0.2 million, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2003	2002
Deferred tax assets:
Compensated absences, principally due to financial reporting accrual	$16,246	$12,411
Inventories, principally due to additional costs inventoried for tax purposes	2,663	2,084
Lease termination and other merger accruals	1,889	1,956
Rent differential, principally due to financial reporting of pro rata expense	5,757	5,263
Net operating loss carryforwards	16,345	16,345
Capital loss carryforwards	8,603	8,645
Other	11	—

Gross deferred tax assets	51,514	46,704
Valuation allowance	(8,603)	(8,645)

	42,911	38,059

Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(27,643)	(17,043)
Capitalized costs expensed for tax purposes	(1,536)	(1,419)
Other	(626)	(779)

	(29,805)	(19,241)

Net deferred tax asset	$13,106	$18,818

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows:

	2003	2002
Current assets	$15,607	$11,468
Noncurrent assets	—	7,350
Noncurrent liabilities	(2,501)	—

Net deferred tax asset	$13,106	$18,818

We have provided a valuation allowance of approximately $8.6 million for deferred tax assets associated with capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. The valuation allowance decreased by approximately $42,000 in fiscal year 2003 primarily due to the utilization of capital losses. Management believes that it is more likely than not that we will fully realize the remaining deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations. As of September 28, 2003, we had tax net operating loss carryforwards totaling approximately $46 million that will expire in 2020.

(8) Business Combination

Harry’s Farmers Markets

On October 31, 2001, we completed the acquisition of certain assets of Harry’s Farmers Markets, Inc., in exchange for approximately $36 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry’s Farmers Market trade name, distribution center and other support and office facilities. This transaction was accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $8.7 million have been recorded as goodwill. Results of acquired operations are included in our consolidated income statements for the period beginning October 31, 2001 through September 28, 2003.

(9) Investments

We had short-term cash equivalent investments totaling approximately $161.0 million at September 28, 2003 and no cash equivalent investments at September 29, 2002. At September 28, 2003 an unrealized gain of approximately $0.1 million related to cash equivalents was included as a component of shareholders’ equity.

During fiscal year 2000, the Company and unaffiliated investors formed Wholepeople.com, an Internet-related operation that was subsequently merged into a subsidiary of Gaiam, Inc., creating a newly formed company named Gaiam.com, Inc. As a result of the merger and other related transactions, we owned a 34.9% interest in the common stock of Gaiam.com and $4.8 million in preferred shares of Gaiam.com. During fiscal years 2002 and 2001, we accounted for our investment in Gaiam.com common stock using the equity method and recognized losses of Gaiam.com in proportion to our ownership percentage. During fiscal year 2001, we determined that our investments in Gaiam.com had suffered declines in value that were other-than-temporary due to lower market valuations of Internet-related companies. As a result, we recognized impairment losses of approximately $5.5 million to reduce our investments in Gaiam.com to estimated fair value of approximately $3.5 million as of September 30, 2001. Losses associated with our investments in Gaiam.com are included in the accompanying consolidated statements of operations in “Equity in losses of unconsolidated affiliates.” The Company also owns 80,000 unrestricted shares of Gaiam Inc., a public company, which are classified as available-for-sale securities. At September 29, 2002, our investment in unrestricted shares of Gaiam, Inc. had a cost basis of approximately $1.2 million and a fair value of approximately $0.9 million, with an unrealized loss of approximately $0.3 million included as a component of shareholders’ equity.

During fiscal year 2003, our common and preferred interests in Gaiam.com were converted into $1 million in cash and 250,000 restricted shares of Gaiam, Inc. common stock pursuant to the merger of a subsidiary of Gaiam, Inc. into Gaiam.com. We have accounted for these restricted shares using the cost method. During fiscal year 2003 we recognized losses totaling approximately $1.4 million for other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. This impairment charge was recorded to adjust our investments in Gaiam, Inc. to quoted market value. As of September 28, 2003 our unrestricted shares of Gaiam, Inc. have a carrying value and fair value of approximately $0.5 million and our restricted shares of Gaiam, Inc. have an adjusted cost basis of approximately $1.7 million.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Subsequent to the end of fiscal year 2003, we sold all of our investments in unrestricted and restricted common shares of Gaiam Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million that will be recorded in the first quarter of fiscal year 2004.

(10) Discontinued Operations

In November 2000, the Company adopted a formal plan to sell the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business has been accounted for and presented as discontinued operations in the consolidated financial statements. In May 2001, we completed the sale of all of our interest in NatureSmart for approximately $28 million in cash. In November 2001 we completed the sale of the facility in Thornton, Colorado that was used by NatureSmart for approximately $15 million in cash. The gain on disposal of approximately $16.2 million in fiscal year 2001 consists primarily of proceeds from the sales of the NatureSmart business and facilities in excess of the amounts previously estimated and a reduction in the estimated future liabilities of the discontinued operations, net of taxes. On December 11, 2002, we completed the sale of an undeveloped property in Westminster, Colorado that was associated with discontinued operations for approximately $3.0 million in cash. At September 28, 2003, substantially all activities associated with discontinued operations have been completed.

The assets and liabilities related to discontinued operations, which have been reflected on a net basis on the consolidated balance sheets, are summarized as follows (in thousands):

	2003	2002
Long-term assets	$—	$3,000

Total assets	—	3,000

Total liabilities	—	—

Net assets of discontinued operations	$—	$3,000

Summary statements of operations data for discontinued operations follows (in thousands):

	2003	2002	2001
Gain on disposal of discontinued operations	$—	$—	$17,107
Provision for income taxes	—	—	874

Gain on disposal of discontinued operations, net of taxes	$—	$—	$16,233

(11) Store Closure Costs

During the fourth quarter of fiscal year 2001 we recognized store closure costs totaling approximately $9.4 million associated with the decision to close three stores, all of which were previously acquired in multi-store transactions. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values totaling approximately $5.6 million and estimated lease termination costs and other disposal costs totaling approximately $3.8 million. During fiscal year 2001, these three stores generated combined sales totaling approximately $10.5 million and combined negative cash flows totaling approximately $1.0 million. We completed substantially all other activities related to these store closures in fiscal year 2002, including the retirement of approximately $5.6 million of leasehold improvements and store equipment. At September 28, 2003, the terminations of operating leases for two of the closed locations remain to be completed, with remaining occupancy reserves totaling approximately $2.5 million.

(12) Shareholders’ Equity

Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $50 million in outstanding shares of Company common stock. In fiscal years 2002 and 2001, we reissued shares from treasury at average cost for certain options exercised. During fiscal years 2002 and 2001, approximately 342,000 shares and 1,170,000 shares, respectively, were reissued from treasury for a total of approximately $5.4 million and $18.3 million, respectively. At September 28, 2003, we had no shares of Company common stock in treasury.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Preferred Stock Purchase Rights

In October, 1999, the Company’s Board of Directors declared a dividend of one-half Right to purchase preferred stock (“Right”) for each outstanding share of Company common stock, and since that distribution, shares of Company common stock have been issued with accompanying Rights. Each Right entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $225 per fractional share, subject to adjustment. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of Company common stock (thereby becoming an “Acquiring Person”) or the commencement of a tender or exchange offer that would result in an Acquiring Person. Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights’ then current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. After there is an Acquiring Person, the Company’s Board of Directors may, under certain circumstances, exchange shares of our common stock or other securities for each Right not held by an Acquiring Person. At any time until 10 days after a public announcement that the Rights have been triggered, our Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner. Certain subsequent amendments are also permitted. The Rights expire on September 22, 2009.

(13) Earnings per Share

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

	2003	2002	2001
Net income (numerator for basic earnings per share)	$103,687	$84,491	$67,880
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	4,481	4,272	—

Adjusted net income (numerator for diluted earnings per share)	$108,168	$88,763	$67,880

Weighted average common shares outstanding (denominator for basic earnings per share)	59,035	56,385	53,664
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,285	3,286	—
Assumed exercise of stock options	3,010	3,669	2,521

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	65,330	63,340	56,185

Basic earnings per share	$1.76	$1.50	$1.26

Diluted earnings per share	$1.66	$1.40	$1.21

The computation of diluted earnings per share does not include approximately 3.3 million shares of common stock related to the zero coupon convertible subordinated debentures at the end of fiscal year 2001 and options to purchase approximately 1.2 million shares, 0.6 million shares and 2.2 million shares of common stock at the end of fiscal years 2003, 2002 and 2001, respectively, because to do so would be antidilutive.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(14) Team Member Benefit Plans

Team Member Stock Option Plans

Our Company grants options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 2003, 2002 and 2001 expire seven years from date of grant. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company’s previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 28, 2003, September 29, 2002 and September 30, 2001 approximately 2.2 million, 1.3 million and 0.7 million shares of our common stock, respectively, were available for option grants. The following table summarizes option activity (in thousands, except per share data):

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at September 24, 2000	9,382	$20.51
Options granted	2,949	22.92
Options exercised	(1,801)	12.88
Options canceled	(790)	24.19

Balance at September 30, 2001	9,740	$22.35
Options granted	1,802	46.40
Options exercised	(2,854)	23.33
Options canceled	(404)	26.79

Balance at September 29, 2002	8,284	$27.04
Options granted	2,188	55.60
Options exercised	(2,230)	22.62
Options canceled	(378)	27.79

Balance at September 28, 2003	7,864	$35.06

A summary of options outstanding and exercisable at September 28, 2003 follows (in thousands, except per share data):

Range of Exercise Prices			Options Outstanding		Options Exercisable
From	To	Number Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Weighted Number Exercisable	Weighted Average Exercise Price
$ 0.45	$18.25	827	1.81	$13.52	824	$13.51
20.94	20.94	1,017	3.49	20.94	523	20.94
22.88	24.31	1,738	4.47	22.90	527	22.92
24.44	46.61	2,156	4.40	42.52	920	38.27
47.44	55.64	2,126	6.51	55.47	2	47.44

Total		7,864	4.59	$35.85	2,796	$24.85

At September 29, 2002 and September 30, 2001, approximately 3.1 million and 3.8 million outstanding options, respectively, were exercisable. The weighted average exercise price for outstanding exercisable options was $22.32 and $22.30 at September 29, 2002 and September 30, 2001, respectively. The weighted average estimated fair values at grant date of team member stock options granted during fiscal years 2003, 2002 and 2001 were $22.43, $20.25 and $9.97, respectively.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about our Company’s equity compensation plans by type (in thousands):

Plan Category	Options Outstanding	Weighted Average Exercise Price	Options Available for Future Issuance
Approved by security holders	7,864	$35.85	2,249
Not approved by security holders	—	—	N/A

Total	7,864	$35.85	2,249

Team Member Stock Purchase Plan

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. We issued approximately 14,000, 15,000 and 21,000 shares under this plan in fiscal years 2003, 2002 and 2001, respectively.

Team Member 401(k) Plan

Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 service hours in one year. Matching contributions totaled approximately $3.1 million, $4.5 million and $1.4 million in fiscal years 2003, 2002 and 2001, respectively. Matching contributions in fiscal years 2003 and 2002 were made in newly issued Company common stock totaling approximately 67,000 shares and 106,000 shares, respectively. Matching contributions in fiscal year 2001 were made in Company common stock purchased in open market transactions totaling approximately 67,000 shares.

(15) Quarterly Results (unaudited)

The first quarter consists of 16 weeks, the second, third and fourth quarters consist of 12 weeks. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 28, 2003 and September 29, 2002 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2003
Sales	$923,760	$725,139	$749,043	$750,651
Cost of goods sold and occupancy costs	609,190	475,190	490,424	493,135

Gross profit	314,570	249,949	258,619	257,516
Direct store expenses	233,544	180,896	186,918	191,178
General and administrative expenses	31,176	23,289	23,930	22,298
Pre-opening and relocation costs	3,836	1,951	2,369	3,935

Operating income	46,014	43,813	45,402	40,105
Other income (expense)
Interest expense	(2,565)	(2,021)	(1,907)	(1,621)
Investment and other income (expense)	(720)	817	4,292	1,204

Income before income taxes	42,729	42,609	47,787	39,688
Provision for income taxes	17,092	17,043	19,115	15,876

Net income	25,637	25,566	28,672	23,812

Basic earnings per share	0.44	0.44	0.48	0.40

Diluted earnings per share	0.42	0.41	0.45	0.38

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2002
Sales	$780,799	$622,789	$648,763	$638,124
Cost of goods sold and occupancy costs	516,077	404,690	422,618	413,828

Gross profit	264,722	218,099	226,145	224,296
Direct store expenses	197,297	154,148	161,409	162,906
General and administrative expenses	28,180	22,981	22,919	21,791
Pre-opening and relocation costs	2,239	5,382	3,273	1,591

Operating income	37,006	35,588	38,544	38,008
Other income (expense)
Interest expense	(3,969)	(2,473)	(2,195)	(1,747)
Investment and other income	531	597	451	477

Income before income taxes	33,568	33,712	36,800	36,738
Provision for income taxes	13,427	13,485	14,720	14,695

Net income	20,141	20,227	22,080	22,043

Basic earnings per share	0.36	0.36	0.39	0.38

Diluted earnings per share	0.34	0.34	0.36	0.36

(16) Commitments and Contingencies

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

From time to time we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business. Although not currently anticipated by management, our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

(17) Subsequent Events

In October 2003, we acquired substantially all of the assets of Select Fish, LLC., a seafood processing and distribution facility located in Seattle, Washington, in exchange for approximately $1.7 million in cash plus the assumption of certain liabilities. The purchase price will be allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition, and total costs in excess of tangible and intangible assets acquired will be recorded as goodwill.

In November 2003, we announced our first quarterly dividend. A cash dividend of 15 cents per share is payable January 16, 2004 to shareholders of record as of January 6, 2004. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. The Company’s bank credit agreement was amended on November 12, 2003 to allow for the payment of dividends on common stock.

In December 2003, we sold all of our investments in unrestricted and restricted common shares of Gaiam Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million that will be recorded in the first quarter of fiscal year 2004.

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

The information regarding directors is incorporated herein by reference from the section titled “Election of Directors” of the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Annual Meeting of Stockholders to be held on March 22, 2004. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended September 28, 2003. For information regarding executive officers of the Company, see the information appearing under the caption “Executive Officers” in Part I Item 1 of this Report on Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Shares” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference from the section entitled “Independent Auditors” of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 26 of this report.

(2)	Financial Statement Schedules: No schedules are required.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below

(b)	The Company filed a report on Form 8-K dated November 12, 2003 regarding the announcements of its first quarterly dividend and the results of operations for the fourth fiscal quarter and fiscal year ended September 28, 2003.

Index to Exhibits

3.1	Restated Articles of Incorporation of the Registrant, as amended (10)

3.2	By-laws of the Registrant adopted May 23, 1995, as amended (10)

4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (3)

4.2	Indentures between the Company and Chase Bank of Texas, National Association, as Trustee (3)

4.3	Shareholder Rights Agreement, dated September 22, 1999, between the Registrant, Whole Foods Market, Inc. and Securities Transfer Corporation (5)

10.1	1993 Team Member Stock Ownership Plan (1)

10.2	Form of Retention Agreement between the executive officers of the Registrant and the Registrant (2)

10.3	Form of amendment to Retention Agreement (1)

10.4	Second Amended and Restated Credit Agreement, dated February 7, 2000, by and among Registrant, the subsidiaries of the Registrant, Chase Bank of Texas, National Association, Wells Fargo Bank Texas, National Association, First Union National Bank, Bankboston, National Association, and Chase Securities Inc. (6)

10.5	First Amendment, dated March 1, 2001, to Second Amended and Restated credit Agreement, dated February 7, 2000, by and among Registrant, the subsidiaries of the Registrant, Chase Bank of Texas, National Association, Wells Fargo Bank Texas, National Association, First Union National Bank, Bankboston, National Association, and Chase Securities Inc. (7)

10.6	Second Amendment, dated June 10, 2002, to Second Amended and Restated credit Agreement, dated March 1, 2001, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank, National Association, Wells Fargo Bank Texas, National Association, Wachovia Bank, National Association, Fleet National Bank, Guaranty Bank, Standard Federal Bank, National Association and US Bank. (8)

10.7	Third Amendment, dated March 6, 2003, to Second Amended and Restated credit Agreement, dated March 1, 2001, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank, National Association, Wells Fargo Bank Texas, National Association, Wachovia Bank, National Association, Fleet National Bank, Guaranty Bank, Standard Federal Bank, National Association and US Bank. (10)

10.8	1992 Stock Option Plan for Team Members, as amended (1)

10.9	1992 Stock Option Plan for Outside Directors (1)

10.10	1993 Team Member Stock Purchase Plan (1)

10.11	Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (4)

10.12	1994 Director Stock Option Plan with amendments thereto (4)

12.1	Computation of Ratio of Earnings to Fixed Charges (10)

21.1	Subsidiaries of the Registrant (10)

23.1	Consent of Ernst & Young LLP (10)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (10)

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (10)

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (10)

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (10)

99.1	Proxy Statement for Annual Meeting of Shareholders to be held March 22, 2004 (9)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.

(3)	Filed as an exhibit to Registration Statement on Form S-3 (No. 333-51419) and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-8 (No. 33-11273) and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 8-K (No. 033-44214) and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Form 10-K for year ended September 24, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 10-K for year ended September 30, 2001 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Form 10-K for year ended September 29, 2002 and incorporated herein by reference.

(9)	To be filed with the Securities and Exchange Commission and incorporated herein by reference.

(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 23, 2003	By:	/s/ Glenda Flanagan

Glenda Flanagan Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2003.

Name	Title

/s/ John P. Mackey John P. Mackey	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Glenda Flanagan Glenda Flanagan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David W. Dupree David W. Dupree	Director

/s/ Dr. John B. Elstrott Dr. John B. Elstrott	Director

/s/ Avram J. Goldberg Avram J. Goldberg	Director

/s/ Gabrielle E. Greene Gabrielle E. Greene	Director

/s/ Linda A. Mason Linda A. Mason	Director

/s/ Morris J. Siegel Morris J. Siegel	Director

/s/ Dr. Ralph Z. Sorenson Dr. Ralph Z. Sorenson	Director