Form 10-Q
period 2004-01-18
WHOLE FOODS MARKET INC
filed 2004-02-27
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended January 18, 2004;

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

The number of shares of the registrant’s common stock, no par value, outstanding as of February 15, 2004 was 60,932,104 shares.

Whole Foods Market, Inc.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Condensed Consolidated Balance Sheets

January 18, 2004 (unaudited) and September 28, 2003

(In thousands)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$164,630	$165,779
Restricted cash	17,859	—
Trade accounts receivable	55,560	45,947
Merchandise inventories	139,026	123,904
Prepaid expenses and other current assets	30,371	28,054

Total current assets	407,446	363,684
Property and equipment, net of accumulated depreciation and amortization	755,896	718,240
Long-term investments	—	2,206
Goodwill	81,599	80,548
Intangible assets, net of accumulated amortization	25,945	26,569
Other assets	5,398	5,573

	$1,276,284	$1,196,820

	2004	2003
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,805	$5,806
Trade accounts payable	76,915	72,715
Accrued payroll, bonus and employee benefits	84,752	70,875
Other accrued expenses	106,143	90,188

Total current liabilities	273,615	239,584
Long-term debt and capital lease obligations, less current installments	165,062	162,909
Other long-term liabilities	19,024	18,151

Total liabilities	457,701	420,644

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 60,907 and 60,299 shares issued, 60,585 and 60,070 shares outstanding in 2004 and 2003, respectively	435,393	423,297
Accumulated other comprehensive income	2,272	1,624
Retained earnings	380,918	351,255

Total shareholders’ equity	818,583	776,176

Commitments and contingencies

	$1,276,284	$1,196,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 18, 2004	January 19, 2003
Sales	$1,118,148	$923,760
Cost of goods sold and occupancy costs	733,003	609,190

Gross profit	385,145	314,570
Direct store expenses	281,896	233,544
General and administrative expenses	35,869	31,176
Pre-opening and relocation costs	1,796	3,836

Operating income	65,584	46,014
Other income (expense):
Interest expense	(2,478)	(2,565)
Investment and other income (expense)	1,464	(720)

Income before income taxes	64,570	42,729
Provision for income taxes	25,828	17,092

Net income	$38,742	$25,637

Basic earnings per share	$0.64	$0.44

Weighted average shares outstanding	60,309	58,036

Diluted earnings per share	$0.60	$0.42

Weighted average shares outstanding, diluted basis	66,634	64,738

Dividends per share	$0.15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 18, 2004	January 19, 2003
Cash flows from operating activities:
Net income	$38,742	$25,637
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,182	28,768
Loss on disposal of fixed assets	529	144
Rent differential	36	94
Change in LIFO reserve	1,000	1,000
Interest accretion on long-term debt	2,314	2,265
Tax benefit related to exercise of employee stock options	6,666	5,435
Loss on long-term investments	479	1,412
Issuance of common stock to 401(k) plan	6	3,119
Net change in current assets	(25,189)	(17,843)
Net change in current liabilities	27,643	20,878

Net cash provided by operating activities	84,408	70,909

Cash flows from investing activities:
Development costs of new store locations	(35,211)	(31,700)
Other property, plant and equipment expenditures	(33,929)	(26,986)
Acquisition of intangible assets	(49)	—
Payments for purchase of acquired entities, net of cash acquired	(3,172)	—
Proceeds from sale of property, plant and equipment	—	2,614
Proceeds from conversion of long-term investments	—	1,000
Proceeds from the sale of long-term investments	1,815	—
Increase in restricted cash	(17,859)	—

Net cash used in investing activities	(88,405)	(55,072)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(5)	(535)
Issuance of common stock	11,932	12,999
Dividends paid	(9,079)	—

Net cash provided by financing activities	2,848	12,464

Cash flows from discontinued operations:
Net cash provided by discontinued operations	—	3,589

Net increase (decrease) in cash and cash equivalents	(1,149)	31,890
Cash and cash equivalents at beginning of period	165,779	12,646

Cash and cash equivalents at end of period	$164,630	$44,536

Supplemental disclosures of cash flow information:
Interest paid	$503	$816

Federal and state income taxes paid	$19,403	$1,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

January 18, 2004

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for depreciation and amortization, inventory, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, asset impairment charges, store closure costs, goodwill valuation, income taxes and contingencies. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation. We operate in one reportable segment, natural food supermarkets. At January 18, 2004, all of our operations were domestic, except one store in Toronto, Ontario, Canada.

(2) Restricted Cash

At January 18, 2004, we had approximately $18 million in restricted cash included in current assets on our Condensed Consolidated Balance Sheets. This amount primarily relates to cash held as collateral to support projected workers’ compensation obligations, which previously were secured by letters of credit outstanding under our line of credit facility at September 28, 2003.

(3) Long-Term Investments

During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million that has been included in “Investment and other income (expense)” on the accompanying Condensed Consolidated Income Statements.

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2004, we acquired goodwill totaling approximately $1.1 million in connection with the Select Fish acquisition. There were no impairments of goodwill or indefinite-lived intangible assets during the first quarter of fiscal year 2004.

All of our acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to twenty-six years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the first quarter of fiscal year 2004, we acquired intangible assets totaling approximately $0.2 million in connection with the Select Fish acquisition. Amortization associated with intangible assets totaled approximately $0.9 million for the sixteen weeks ended January 18, 2004 and January 19, 2003. The components of intangible assets were as follows (in thousands):

	January 18, 2004		September 28, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$34,865	$(10,703)	$34,816	$(10,082)
Marketing-related and other	$3,640	$(1,857)	$3,440	$(1,605)

Amortization associated with the net carrying amount of intangible assets at January 18, 2004 is estimated to be $2.3 million for the remainder of fiscal year 2004, $2.9 million in fiscal year 2005, $2.2 million in fiscal year 2006, $1.5 million in fiscal year 2007 and $1.4 million in fiscal year 2008.

(5) Business Combinations

Select Fish LLC

On October 27, 2003, we completed the acquisition of certain assets of Select Fish LLC (Select Fish) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.1 million have been recorded as goodwill. Select Fish results of operations are included in our consolidated income statement for the period beginning October 27, 2003 through January 18, 2004.

Fresh & Wild Holdings Limited

On January 16, 2004, we signed a definitive stock purchase agreement to acquire Fresh & Wild Holdings Limited (Fresh & Wild) for a total of approximately $38 million in cash and Company common stock, adjusted for assumed long-term debt and subject to certain other post-closing adjustments. Fresh & Wild owns and operates seven natural and organic food stores in the London and Bristol, England and has one store in development scheduled to open later this year. Subsequent to the end of the first quarter, we completed the acquisition for approximately $20 million in cash and approximately $16 million in Company common stock, totaling approximately 239,000 shares. This transaction will be accounted for using the purchase method and, accordingly, the purchase price will be allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition.

(6) Earnings Per Share

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

	Sixteen weeks ended
	January 18, 2004	January 19, 2003
Net income (numerator for basic earnings per share)	$38,742	$25,637
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	1,422	1,356

Adjusted net income (numerator for diluted earnings per share)	$40,164	$26,993

Weighted average common shares outstanding (denominator for basic earnings per share)	60,309	58,036
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,283	3,285
Assumed exercise of stock options	3,042	3,417

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	66,634	64,738

Basic earnings per share	$0.64	$0.44

Diluted earnings per share	$0.60	$0.42

The computations of diluted earnings per share for the sixteen-week periods ended January 18, 2004 and January 19, 2003 include all common stock equivalents.

(7) Dividend

We announced our first quarterly dividend on November 12, 2003. A cash dividend of $0.15 per share, for a total of approximately $9.1 million, was paid January 16, 2004 to shareholders of record as of January 6, 2004. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors, and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis. We amended our bank credit agreement on November 12, 2003 to allow for the payment of dividends on common stock.

(8) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 18, 2004	January 19, 2003
Net income	$38,742	$25,637
Unrealized gains (losses), net	46	19
Reclassification adjustments for losses included in net income, net	88	280
Foreign currency translation adjustment, net	514	425

Comprehensive income	$39,390	$26,361

(9) Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at the date of the grant. As required by Statement of Financial Accounting Standards (“SFAS”) Nos. 123 and 148, we have determined pro forma net income and pro forma net income per common share as if compensation costs had been determined based on the fair value of the options granted to team members and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model. Had we recognized compensation costs as prescribed by SFAS No. 123, net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

	Sixteen weeks ended
	January 18, 2004	January 19, 2003
Report net income	$38,742	$25,637
Pro forma expense, net of income taxes	6,235	4,706

Pro forma net income	$32,507	$20,931

Basic earnings per share:
Reported	$0.64	$0.44
Pro forma adjustment	(0.10)	(0.08)

Pro forma basic earnings per share	$0.54	$0.36

Diluted earnings per share:
Reported	$0.60	$0.42
Pro forma adjustment	(0.09)	(0.08)

Pro forma diluted earnings per share	$0.51	$0.34

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

(10) Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46 and FIN 46-R, “Consolidation of Variable Interest Entities,” in January 2003 and December 2003, respectively. FIN 46 is effective immediately for variable interest entities (“VIEs”) created or acquired after January 31, 2003. FIN 46 and FIN 46-R shall be applied to in which an enterprise holds an interest it acquired before February 1, 2003 by the end of the first reporting period ending after March 15, 2004, the second quarter of fiscal year 2004 for the Company. The interpretations provide guidance related to identifying variable interest entities and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity. The Company has no interest in a variable interest entity, and therefore the adoption of FIN 46 did not have any impact on our results of operations or financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future, the Company’s results of operations and financial condition could be impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the country’s largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and have expanded our operations to 146 stores as of January 18, 2004 both by opening new stores and acquiring existing stores from third parties. We operate in one reportable segment, natural and organic foods supermarkets. As of January 18, 2004 we had one store in Toronto, Ontario, Canada. All of our remaining operations are domestic. Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first several years of operations. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Sixteen weeks ended
	January 18, 2004	January 19, 2003
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.6	65.9

Gross profit	34.4	34.1
Direct store expenses	25.2	25.3
General and administrative expenses	3.2	3.4
Pre-opening and relocation costs	0.2	0.4

Income from operations	5.9	5.0
Other income (expense):
Interest expense	(0.2)	(0.3)
Investment and other income (expense)	0.1	(0.1)

Income before income taxes	5.8	4.6
Provision for income taxes	2.3	1.9

Net income	3.5%	2.8%

Figures may not add due to rounding.

Sales

Sales for the sixteen weeks ended January 18, 2004 increased approximately 21% over the same period of the prior fiscal year. This increase was driven by comparable store sales growth of approximately 14.7% and weighted average year-over-year square footage growth of approximately 8%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude one relocated store and two major store expansions, increased approximately 14.3% for the sixteen weeks ended January 18, 2004. In certain grocery stores in Southern California, members of United Food and Commercial Workers union were on strike during the last fourteen weeks of our sixteen-week quarter. Nineteen of our stores experienced increased sales due to the strike, seventeen of which are in our comparable store base. The impact of this strike on our sales in future periods is uncertain. Excluding the impact of this strike, comparable and identical store sales increases generally result from an increase in the number of customer transactions and higher average transaction amounts, reflecting an increase in market share as the stores mature in a particular market. These increases are due to such factors as new customers, customers increasing their amount of purchases with us over time, improvements in overall store execution, stronger brand awareness and increased sales of perishable products.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 18, 2004 was approximately 34.4%, compared to approximately 34.1% for the same period of the prior fiscal year. This increase reflects lower occupancy costs as a percentage of sales and improved contribution from non-retail facilities. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses

Direct store expenses as a percentage of sales were approximately 25.2% for the sixteen weeks ended January 18, 2004 compared to approximately 25.3% for the same period of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and Administrative Expenses

General and administrative expenses as a percentage of sales were approximately 3.2% and 3.4% for the sixteen weeks ended January 18, 2004 and January 19, 2003, respectively. This decrease reflects a continued strong focus on leveraging general and administrative expenses at both regional and national levels. Whole Foods Market has historically been able to expand without significant increases in general and administrative costs.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations and major expansions. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening costs for the sixteen weeks ended January 18, 2004 consist primarily of costs associated with the opening of one new store during the first fiscal quarter and the development of five stores scheduled to open or expand in future periods. Relocation costs for the sixteen weeks ended January 18, 2004 consist primarily of accelerated depreciation and other costs associated with the planned relocations of five stores scheduled to relocate in future quarters. In the prior year, pre-opening and relocation costs for the sixteen weeks consisted primarily of costs associated with our opening of five new stores and the relocation of one non-retail facility during the first fiscal quarter and development of seven new stores and one relocated store that were opened in subsequent fiscal quarters.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development and internally-developed software. Net interest expense for the sixteen weeks ended January 18, 2004 totaled approximately $2.5 million compared to approximately $2.6 million for the same period of the prior fiscal year. Capitalized interest totaled approximately $0.4 million for the first quarter of both fiscal years 2004 and 2003. No amounts were outstanding under the Company’s bank line of credit during the first quarter of both fiscal years 2004 and 2003.

Investment and Other Income (Expense)

Investment and other income consists primarily of interest income, rental income, investment gains and losses and other income. Investment and other income (expense) for the sixteen weeks ended January 18, 2004 totaled approximately $1.5 million compared to approximately $(0.7) million for the same period of the prior fiscal year. During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million. During the first quarter of fiscal year 2003, the Company recognized a pre-tax impairment charge of approximately $1.4 million on our investments in Gaiam, Inc. due to a sustained decline in the market value of our investments below our carrying value.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash from operating activities of approximately $84.4 million and $70.9 million for the sixteen weeks ended January 18, 2004 and January 19, 2003, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital.

We have a $100 million revolving line of credit available through October 1, 2004. The credit agreement contains certain restrictive and affirmative covenants, including maintenance of certain financial ratios as defined in the agreement. We amended our bank credit agreement on November 12, 2003 to allow for the payment of dividends on common stock. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees ranging of 0.20% of the undrawn amount are payable under this agreement. At January 18, 2004, no amounts were drawn and the amount available was effectively reduced to approximately $87.8 million by approximately $12.2 million in outstanding letters of credit. At September 28, 2003, no amounts were drawn and the amount available was effectively reduced to approximately $80.2 million by approximately $19.8 million in outstanding letters of credit. The Company has outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $153.6 million at January 18, 2004 and $151.4 million at September 28, 2003, respectively. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, representing approximately 3,285,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount totaling approximately $188 million or $241 million, respectively. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. We also had outstanding at January 18, 2004 and September 28, 2003 approximately $17.1 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash provided by financing activities was approximately $2.8 million and $12.4 million for the sixteen weeks ended January 18, 2004 and January 19, 2003, respectively.

The following table shows payments due by period on contractual obligations as of January 18, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$151,449	$—	$—	$151,449
Senior notes	17,143	5,714	11,429	—
Capital lease obligations (including interest)	43	25	18	—
Operating lease obligations	$1,553,371	$81,874	$377,023	$1,094,474

The following table shows expirations per period on commercial commitments as of January 18, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Credit facility	$100,000	$100,000	$—	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We announced our first quarterly dividend on November 12, 2003. A cash dividend of $0.15 per share, for a total of approximately $9.1 million, was paid January 16, 2004 to shareholders of record as of January 6, 2004. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors, and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis. We amended our bank credit agreement on November 12, 2003 to allow for the payment of dividends on common stock.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.6 million per location. This excludes new store inventory of approximately $700,000, a portion of which is financed by our vendors. As of February 11, 2004, we had signed leases for 41 stores averaging approximately 45,000 square feet in size. Subsequent to the end of the first quarter, we completed the acquisition of Fresh & Wild Holdings Limited, which operates seven natural and organic food stores in London and Bristol, England, for approximately $20 million in cash and approximately $16 million in Company common stock. We will incur additional capital expenditures during the remainder of fiscal year 2004 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. Net cash used in investing activities was approximately $88.4 million and $55.1 million for the sixteen weeks ended January 18, 2004 and January 19, 2003, respectively. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 2 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003. We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Insurance and Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences if claims differ from these assumptions and historical trends.

Inventory Valuation

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 52% and 55% of inventories at January 18, 2004 and September 28, 2003, respectively, and was determined using the item cost method for approximately 44% and 42% of inventories at January 18, 2004 and September 28, 2003, respectively. The excess of estimated current costs over LIFO carrying value was approximately $10.1 million and $9.1 million at January 18, 2004 and September 28, 2003, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, consisting of the manufactured inventories of Allegro Coffee Company, are determined by the first-in, first-out (“FIFO”) method. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the year ended September 28, 2003. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended September 28, 2003.

Market Risk

During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 6(a). Exhibits

Exhibit 10.1	Form of Indemnification and Hold Harmless Agreement; entered into with certain of the Company’s, and each of its subsidiary’s, officers and directors

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Item 6(b). Reports on Form 8-K

The Company furnished a report on Form 8-K dated November 12, 2003 regarding the announcement of the results of operations for the fiscal quarter and year ended September 28, 2003 and the announcement that its Board of Directors has declared a dividend of fifteen cents per share, payable January 16, 2004 to shareholders of record as of January 6, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date: February 27, 2004	By:	/s/ Glenda Flanagan
Glenda Flanagan Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)