Form 10-Q
period 2004-04-11
WHOLE FOODS MARKET INC
filed 2004-05-21
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 11, 2004; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS employer identification no.)

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

Yes ☒                         No ☐

The number of shares of the registrant’s common stock, no par value, outstanding as of May 9, 2004 was 61,822,332 shares.

Whole Foods Market, Inc.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Condensed Consolidated Balance Sheets

April 11, 2004 (unaudited) and September 28, 2003

(In thousands)

Assets

	2004	2003
Current assets:
Cash and cash equivalents	$196,391	$165,779
Restricted cash	17,904	—
Trade accounts receivable	61,748	45,947
Merchandise inventories	145,104	123,904
Prepaid expenses and other current assets	33,134	28,054

Total current assets	454,281	363,684
Property and equipment, net of accumulated depreciation and amortization	810,735	718,240
Long-term investments	—	2,206
Goodwill	112,039	80,548
Intangible assets, net of accumulated amortization	25,565	26,569
Other assets	18,731	5,573

	$1,421,351	$1,196,820

Liabilities and Shareholders’ Equity
	2004	2003
Current liabilities:
Current installments of long-term debt and capital lease obligations	$10,262	$5,806
Trade accounts payable	91,757	72,715
Accrued payroll, bonus and other benefits due team members	90,572	70,875
Dividends payable	9,260	—
Other accrued expenses	134,020	90,188

Total current liabilities	335,871	239,584
Long-term debt and capital lease obligations, less current installments	167,149	162,909
Other long-term liabilities	19,086	18,151

Total liabilities	522,106	420,644

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 61,735 and 60,299 shares issued, 61,539 and 60,070 shares outstanding in 2004 and 2003, respectively	490,251	423,297
Accumulated other comprehensive income	2,082	1,624
Retained earnings	406,912	351,255

Total shareholders’ equity	899,245	776,176

Commitments and contingencies

	$1,421,351	$1,196,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 11, 2004	April 13, 2003	April 11, 2004	April 13, 2003
Sales	$902,141	$725,139	$2,020,289	$1,648,899
Cost of goods sold and occupancy costs	582,239	475,190	1,315,242	1,084,380

Gross profit	319,902	249,949	705,047	564,519
Direct store expenses	229,469	180,896	511,365	414,440
General and administrative expenses	28,783	23,289	64,652	54,465
Pre-opening and relocation costs	2,536	1,951	4,332	5,787

Operating income	59,114	43,813	124,698	89,827
Other income (expense):
Interest expense	(1,859)	(2,021)	(4,337)	(4,586)
Investment and other income	1,503	817	2,967	97

Income before income taxes	58,758	42,609	123,328	85,338
Provision for income taxes	23,504	17,043	49,332	34,135

Net income	$35,254	$25,566	$73,996	$51,203

Basic earnings per share	$0.58	$0.44	$1.22	$0.88

Weighted average shares outstanding	61,035	58,696	60,620	58,319

Diluted earnings per share	$0.54	$0.41	$1.14	$0.83

Weighted average shares outstanding, diluted basis	67,579	65,140	67,039	64,910

Dividends per share	$0.15	$—	$0.30	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-eight weeks ended
	April 11, 2004	April 13, 2003
Cash flows from operating activities:
Net income	$73,996	$51,203
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,732	51,315
Loss on disposal of fixed assets	1,482	266
Rent differential	122	(204)
Change in LIFO reserve	1,750	1,420
Interest accretion on long-term debt	4,069	3,938
Tax benefit related to exercise of employee stock options	18,563	18,238
Loss on long-term investments	479	1,412
Issuance of common stock to 401(k) plan	6	3,119
Coop patronage dividends received	—	3,210
Net change in current assets	(38,174)	(25,661)
Net change in current liabilities	77,330	31,868

Net cash provided by operating activities	197,355	140,124

Cash flows from investing activities:
Development costs of new store locations	(80,726)	(46,254)
Other property, plant and equipment expenditures	(58,612)	(46,528)
Acquisition of intangible assets	(49)	(6,372)
Payments for purchase of acquired entities, net of cash acquired	(20,392)	—
Increase in restricted cash	(17,904)	—
Increase in notes receivable	(13,500)	—
Proceeds from sale of property, plant and equipment	—	2,664
Proceeds from conversion of long-term investments	—	1,000
Proceeds from the sale of long-term investments	1,815	—

Net cash used in investing activities	(189,368)	(95,490)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(97)	(535)
Issuance of common stock	31,801	37,151
Dividends paid	(9,079)	—

Net cash provided by financing activities	22,625	36,616

Cash flows from discontinued operations:
Net cash provided by discontinued operations	—	3,705

Net change in cash and cash equivalents	30,612	84,955
Cash and cash equivalents at beginning of period	165,779	12,646

Cash and cash equivalents at end of period	$196,391	$97,601

Supplemental disclosures of cash flow information:
Interest paid	$1,000	$1,393
Federal and state income taxes paid	$19,675	$1,198
Non-cash transactions:
Common stock issued in connection with acquisition	$16,375	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

April 11, 2004

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for depreciation and amortization, inventory, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, asset impairment charges, store closure costs, goodwill valuation, income taxes and contingencies. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003. Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation. We operate in one reportable segment, natural food supermarkets. At April 11, 2004, we had one store in Canada and seven stores in the United Kingdom. All of our remaining operations are domestic.

(2) Restricted Cash

At April 11, 2004, we had approximately $18 million in restricted cash included in current assets on our Condensed Consolidated Balance Sheets. This amount primarily relates to cash held as collateral to support projected workers’ compensation obligations which previously were secured by letters of credit outstanding under our line of credit facility at September 28, 2003.

(3) Long-Term Investments

During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million. During the first quarter of fiscal year 2003, our equity interest in Gaiam.com was converted into $1.0 million in cash and 250,000 restricted shares of Gaiam, Inc. common stock pursuant to the merger of a subsidiary of Gaiam, Inc. into Gaiam.com. Subsequent to this transaction, we recognized losses totaling approximately $1.4 million for other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. These losses have been included in “Investment and other income” on the accompanying Condensed Consolidated Income Statements in both fiscal years.

(4) Business Combinations

Select Fish LLC

On October 27, 2003, we acquired certain assets of Select Fish LLC (“Select Fish”) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.1 million have been recorded as goodwill. Select Fish results of operations are included in our Condensed Consolidated Income Statements for the period beginning October 27, 2003 through April 11, 2004.

Fresh & Wild Holdings Limited

On January 31, 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited (“Fresh & Wild”) for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. Fresh & Wild owned and operated seven natural and organic food stores in London and Bristol, England. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated on a preliminary basis to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $30.4 million have been recorded as goodwill. The Company also agreed to an additional purchase price consideration contingent on the market price of Company common stock at January 31, 2006. If the market price of Company stock at January 31, 2006 is less than the market price at acquisition of $68.59 per share, those sellers who received and continuously hold through January 31, 2006 Company common stock are eligible to receive an amount, in stock, cash or any combination thereof, equal to the deficit multiplied by the number of shares continuously held. Fresh & Wild results of operations are included in our Condensed Consolidated Income Statements for the period beginning February 1, 2004 through March 31, 2004. John Mackey, our Chief Executive Officer and Walter Robb, our Co-Chief Operating Officer each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, as consideration for their ownership interest.

(5) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first and second quarters of fiscal year 2004, we acquired goodwill totaling approximately $31.5 million in connection with the acquisition of Select Fish and Fresh & Wild. There were no impairments of goodwill or indefinite-lived intangible assets during the twelve and twenty-eight week periods ended April 11, 2004.

All of our acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to 26 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the first quarter of fiscal year 2004, we acquired intangible assets totaling approximately $0.2 million in connection with the Select Fish acquisition. During the second quarter of fiscal year 2004, we acquired intangible assets totaling approximately $0.3 million in connection with the Fresh & Wild acquisition. Amortization associated with intangible assets totaled approximately $0.7 million and $1.6 million for the twelve and twenty-eight weeks ended April 11, 2004, respectively and approximately $0.7 million and $1.6 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	April 11, 2004		September 28, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$35,122	$(11,148)	$34,816	$(10,082)
Marketing-related and other	$3,640	$(2,049)	$3,440	$(1,605)

Amortization associated with the net carrying amount of intangible assets at April 11, 2004 is estimated to be $1.7 million for the remainder of fiscal year 2004, $3.0 million in fiscal year 2005, $2.4 million in fiscal year 2006, $1.6 million in fiscal year 2007 and $1.4 million in fiscal year 2008.

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 11, 2004	April 13, 2003	April 11, 2004	April 13, 2003
Net income (numerator for basic earnings per share)	$35,254	$25,566	$73,996	$51,203
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	1,084	1,031	2,506	2,387

Adjusted net income (numerator for diluted earnings per share)	$36,338	$26,597	$76,502	$53,590

Weighted average common shares outstanding (denominator for basic earnings per share)	61,035	58,696	60,620	58,319
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,281	3,285	3,282	3,285
Assumed exercise of stock options	3,263	3,159	3,137	3,306

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	67,579	65,140	67,039	64,910

Basic earnings per share	$0.58	$0.44	$1.22	$0.88

Diluted earnings per share	$0.54	$0.41	$1.14	$0.83

The computations of diluted earnings per share for the twelve and twenty-eight week periods ended April 11, 2004 include all common stock equivalents. Options to purchase approximately 1,060,000 shares and 454,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and twenty-eight week periods ended April 13, 2003, respectively.

(7) Dividends

On March 22, 2004 the Company declared a cash dividend of $0.15 per share, for a total of approximately $9.3 million, to be paid April 19, 2004 to shareholders of record as of April 9, 2004. During the first quarter of fiscal year 2004 the Company declared and paid a cash dividend of $0.15 per share, for a total of approximately $9.1 million. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors, and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis. During the first quarter of fiscal year 2004 we amended our bank credit agreement to allow for the payment of dividends on common stock.

(8) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 11, 2004	April 13, 2003	April 11, 2004	April 13, 2003
Net income	$35,254	$25,566	$73,996	$51,203
Unrealized gains (losses), net	(90)	(152)	(44)	(133)
Reclassification adjustments for losses included in net income, net	—	—	8	280
Foreign currency translation adjustment, net	(101)	531	413	956

Comprehensive income	$35,063	$25,945	$74,453	$52,306

(9) Stock-Based Compensation

The Company follows Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at the date of the grant. As required by Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148, we have determined pro forma net income and pro forma net income per common share as if compensation costs had been determined based on the fair value of the options granted to team members and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model. Had we recognized compensation costs as prescribed by SFAS No. 123, net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

	Twelve weeks ended		Twenty-eight weeks ended
	April 11, 2004	April 13, 2003	April 11, 2004	April 13, 2003
Report net income	$35,254	$25,566	$73,996	$51,203
Pro forma expense, net of income taxes	(4,323)	(3,428)	(10,558)	(8,134)

Pro forma net income	$30,931	$22,138	$63,438	$43,069

Basic earnings per share:
Reported	$0.58	$0.44	$1.22	$0.88
Pro forma adjustment	(0.07)	(0.06)	(0.17)	(0.14)

Pro forma basic earnings per share	$0.51	$0.38	$1.05	$0.74

Diluted earnings per share:
Reported	$0.54	$0.41	$1.14	$0.83
Pro forma adjustment	(0.06)	(0.05)	(0.15)	(0.12)

Pro forma diluted earnings per share	$0.48	$0.36	$0.99	$0.71

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

(10) Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46 and FIN 46-R, “Consolidation of Variable Interest Entities,” in April 2003 and December 2003, respectively. FIN 46 is effective immediately for variable interest entities (“VIEs”) created or acquired after April 31, 2003. FIN 46 and FIN 46-R shall be applied to VIEs in which an enterprise holds an interest it acquired before February 1, 2003 by the end of the first reporting period ending after March 15, 2004, the second quarter of fiscal year 2004 for the Company. The interpretations provide guidance related to identifying variable interest entities and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity. The Company has no interest in a variable interest entity, and therefore the adoption of FIN 46 did not have any impact on our results of operations or financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future, the Company’s results of operations and financial condition could be impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the country’s largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and have expanded our operations to 156 stores as of April 11, 2004 both by opening new stores and acquiring existing stores from third parties. We operate in one reportable segment, natural and organic foods supermarkets. As of April 11, 2004 we had one store in Toronto, Ontario, Canada, and seven stores in the United Kingdom. All of our remaining operations are domestic. Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first several years of operation. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 11, 2004	April 13, 2003	April 11, 2004	April 13, 2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.5	65.5	65.1	65.8

Gross profit	35.5	34.5	34.9	34.2
Direct store expenses	25.4	24.9	25.3	25.1
General and administrative expenses	3.2	3.2	3.2	3.3
Pre-opening and relocation costs	0.3	0.3	0.2	0.4

Income from operations	6.6	6.0	6.2	5.4
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Investment and other income	0.2	0.1	0.1	0.0

Income before income taxes	6.5	5.9	6.1	5.2
Provision for income taxes	2.6	2.4	2.4	2.1

Net income	3.9%	3.5%	3.7%	3.1%

Figures may not add due to rounding.

Sales

Sales increased approximately 24% and 23% for the twelve and twenty-eight weeks ended April 11, 2004, respectively, compared to the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 17.1% and 15.8%, respectively, and weighted average year-over-year square footage growth of approximately 7% and 8%, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 17.0% and 15.5% for the twelve and twenty-eight weeks ended April 11, 2004, respectively. The Company believes its comparable store sales growth has been accelerating as natural and organic products enter the mainstream consciousness, and due to improvements in overall store execution and stronger brand awareness. We attribute our 17.1% comparable store sales growth in the second quarter primarily to these factors as well as a below-average 7.0% comparable stores sales increase for the same period of the prior fiscal year, and to the positive 70 basis point impact from United Food and Commercial Workers union strike in Southern California during the last fourteen weeks of our first quarter and the first six weeks of the second quarter. Nineteen of our stores experienced increased sales due to the strike, 18 of which are currently in the comparable store base.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 11, 2004 was approximately 35.5% and 34.9%, respectively, compared to approximately 34.5% and 34.2%, respectively, for the same periods of the prior fiscal year. This increase reflects lower occupancy costs and costs of goods sold as a percentage of sales, as well as improved contribution from non-retail facilities.

Direct Store Expenses

Direct store expenses as a percentage of sales were approximately 25.4% and 25.3%, respectively, for the twelve and twenty-eight weeks ended April 11, 2004 compared to approximately 24.9% and 25.1%, respectively, for the same periods of the prior fiscal year. These increases were primarily due to increases in health care and benefit expenses, asset write-offs related to significant remodels, and professional and legal fees.

General and Administrative Expenses

General and administrative expenses as a percentage of sales were approximately 3.2% for the twelve and twenty-eight weeks ended April 11, 2004 compared to approximately 3.2% and 3.3%, respectively, for the same periods of the prior fiscal year. This Company maintains a continued focus on managing general and administrative expenses at both the regional and national levels.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations and facilities internally developed. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores and facilities. Pre-opening and relocation costs associated with stores opened or stores under development were approximately $2.5 million and $4.3 million during the twelve and twenty-eight weeks ended April 11, 2004, respectively, and approximately $2.0 million and $5.8 million, respectively, for the same periods of the prior fiscal year. The number of stores and facilities opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 11, 2004	April 13, 2003	April 11, 2004	April 13, 2003
New stores	3	3	4	8
Relocated stores and facilities	—	1	—	2

The Company had 46 and 27 stores in development at May 4, 2004 and May 7, 2003, respectively.

Interest Expense

Interest expense consists of costs related to the convertible subordinated debentures, senior notes payable and bank line of credit, net of capitalized interest associated with new store development and internally-developed software. Net interest expense for the twelve and twenty-eight weeks ended April 11, 2004 totaled approximately $1.9 million and $4.3 million, respectively, compared to approximately $2.0 million and $4.6 million, respectively, for the same periods of the prior fiscal year. Capitalized interest for the twelve and twenty-eight weeks ended April 11, 2004 was approximately $0.4 million and $0.8 million, respectively, compared to approximately $0.3 million and $0.7 million, respectively, for the same periods of the prior fiscal year. No amounts were outstanding under the Company’s bank line of credit during fiscal years 2004 or 2003.

Investment and Other Income

Investment and other income consist primarily of interest income, rental income, investment gains and losses and other income. Investment and other income for the twelve and twenty-eight weeks ended April 11, 2004 totaled approximately $1.5 million and $3.0 million, respectively, compared to approximately $0.8 million and $0.1 million, respectively, for the same periods of the prior fiscal year. These increases are due primarily to an increase in balance of cash and cash equivalents. During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million. During the first quarter of fiscal year 2003, the Company recognized a pre-tax impairment charge of approximately $1.4 million on our investments in Gaiam, Inc. due to a sustained decline in the market value of our investments below our carrying value.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash from operating activities of approximately $112.9 million and $197.4 million for the twelve and twenty-eight weeks ended April 11, 2004, respectively, compared to approximately $69.2 million and $140.1 million, respectively, in the same periods of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital.

We have a $100 million revolving line of credit available through October 1, 2004. The credit agreement contains certain restrictive and affirmative covenants, including maintenance of certain financial ratios as defined in the agreement. We amended our bank credit agreement on November 12, 2003 to allow for the payment of dividends on common stock. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.20% of the undrawn amount are payable under this agreement. At April 11, 2004, no amounts were drawn and the amount available was effectively reduced to approximately $91.3 million by approximately $8.7 million in outstanding letters of credit. At September 28, 2003, no amounts were drawn and the amount available was effectively reduced to approximately $80.2 million by approximately $19.8 million in outstanding letters of credit. In connection with the Fresh & Wild acquisition, we assumed a three-year revolving bank credit facility of approximately $5.3 million due June 1, 2004 on which approximately $4.2 million was drawn at April 11, 2004. The Company has outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $155.3 million at April 11, 2004 and $151.4 million at September 28, 2003, respectively. The debentures have an effective yield to maturity of five percent and a principal amount at maturity on March 2, 2018 of approximately $308.3 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, representing approximately 3,281,000 shares. As of April 11, 2004 approximately 500 debentures have been converted, at the option of the holder, to date into approximately 5,000 shares of Company common stock. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount totaling approximately $188 million or $241 million, respectively. At March 2, 2008 and March 2, 2013 the issue price plus accrued original discount will equal a conversion stock price of $57.36 and $73.42, respectively. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company has the option at any time, with 30 days notice, to redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. We also had outstanding at April 11, 2004 and September 28, 2003 approximately $17.1 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash provided by financing activities was approximately $19.8 million and $22.6 million for the twelve and twenty-eight weeks ended April 11, 2004, respectively, as compared to approximately $24.2 million and $36.6 million, respectively, for the same periods of the prior fiscal year.

The following table shows payments due by period on contractual obligations as of April 11, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$155,309	$—	$—	$155,309
Senior notes	17,143	5,714	11,429	—
Bank credit facility	4,217	4,217	—	—
Capital lease obligations (including interest)	800	381	419	—
Operating lease obligations	1,704,466	91,358	416,776	1,196,332

The following table shows expirations per period on commercial commitments as of April 11, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Credit facilities	$105,313	$105,313	$—	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

On March 22, 2004 the Company declared a cash dividend of $0.15 per share, for a total of approximately $9.3 million, to be paid April 19, 2004 to shareholders of record as of April 9, 2004. During the first quarter of fiscal year 2004 the Company declared and paid a cash dividend of $0.15 per share, for a total of approximately $9.1 million. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors, and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis. We amended our bank credit agreement on November 12, 2003 to allow for the payment of dividends on common stock.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.6 million per location. This excludes new store inventory of approximately $700,000, a portion of which is financed by our vendors. As of May 4, 2004, we had signed leases for 46 stores averaging approximately 46,400 square feet in size. During the second quarter of fiscal year 2004, we completed the acquisition of Fresh & Wild, which operated seven natural and organic food stores in London and Bristol, England, for approximately $20 million in cash and approximately $16 million in Company common stock. We will incur additional capital expenditures during the remainder of fiscal year 2004 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the second quarter of fiscal year 2004, the Company loaned $13.5 million to a third-party real estate developer in connection with the construction of a new Company store. Net cash used in investing activities was approximately $101.0 million and $189.4 million for the twelve and twenty-eight weeks ended April 11, 2004, respectively, as compared to approximately $40.4 million and $95.5 million, respectively, for the same periods of the prior fiscal year. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Inventory Valuation

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 52% and 55% of inventories at April 11, 2004 and September 28, 2003, respectively, and was determined using the item cost method for approximately 43% and 42% of inventories at April 11, 2004 and September 28, 2003, respectively. The excess of estimated current costs over LIFO carrying value was approximately $10.9 million and $9.1 million at April 11, 2004 and September 28, 2003, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, are determined by the first-in, first-out (“FIFO”) or average cost method. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 30, 2004, we issued 238,735 shares of Company common stock with market value of approximately $16.4 million as partial consideration in connection with the acquisition all of the outstanding stock of Fresh & Wild. These securities were offered and sold without registration under the Securities Act in reliance upon the exemption provided by Section 4(2). The resale of these shares was subsequently registered under the Securities Act pursuant to a registration statement (File No. 333-113476) which became effective on March 19, 2004.

Item 4. Submission of Matters to Vote of Security Holders

On March 22, 2004, the Company held its annual meeting of shareholders at which shareholders:

(i)	elected to the Board of Directors of Whole Foods Market four directors to serve one-year terms expiring at the annual meeting of shareholders in 2005;

(ii)	approved an amendment to the Company’s 1992 Incentive Stock Option Plan for Team Members (the “Plan” or “Team Member Plan”) to increase the number of shares of the Company’s common stock reserved for issuance under this plan from 19.3 million to 24.8 million shares;

(iii)	ratified the appointment of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending September 26, 2004; and,

(iv)	approved a shareowner proposal regarding the Company’s shareholder rights plan.

Voting results were as follows:

		For	Against	Abstaining
(i)	Director elections:
	David W. Dupree	55,607,061	181,212	230,837
	Gabrielle E. Greene	55,610,463	177,810	230,837
	John P. Mackey	55,070,927	717,346	230,837
	Morris J. Siegel	54,925,769	862,504	230,837

(ii)	Amendment to Team Member Plan	37,120,102	9,809,490	133,588

(iii)	Appointment of Ernst & Young LLP	55,440,935	491,233	86,942

(iv)	Shareowner proposal	27,254,968	19,505,145	336,736

Item 6(a). Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Item 6(b). Reports on Form 8-K

The Company furnished a report on Form 8-K dated February 11, 2004 regarding the announcement of the results of operations for the fiscal quarter ended January 18, 2004.

The Company filed a report on Form 8-K dated March 22, 2004 announcing that its Board of Directors had declared a dividend of $0.15 per share, payable April 19, 2004 to shareholders of record as of April 9, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date: May 21, 2004	By:	/s/ Glenda Flanagan

Glenda Flanagan Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)