Form 10-Q
period 2004-07-04
WHOLE FOODS MARKET INC
filed 2004-08-13
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 4, 2004; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS employer identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 1, 2004 was 62,263,430 shares.

Whole Foods Market, Inc.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Condensed Consolidated Balance Sheets

July 4, 2004 (unaudited) and September 28, 2003

(In thousands)

Assets

	2004	2003
Current assets:
Cash and cash equivalents	$195,324	$165,779
Restricted cash	17,939	—
Trade accounts receivable	55,349	45,947
Merchandise inventories	153,793	123,904
Prepaid expenses and other current assets	32,498	28,054

Total current assets	454,903	363,684
Property and equipment, net of accumulated depreciation and amortization	846,923	718,240
Long-term investments	—	2,206
Goodwill	112,072	80,548
Intangible assets, net of accumulated amortization	25,423	26,569
Other assets	19,495	5,573

	$1,458,816	$1,196,820

Liabilities and Shareholders’ Equity

	2004	2003
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,990	$5,806
Trade accounts payable	95,953	72,715
Accrued payroll, bonus and other benefits due team members	97,283	70,875
Dividends payable	9,345	—
Other accrued expenses	108,672	90,188

Total current liabilities	317,243	239,584
Long-term debt and capital lease obligations, less current installments	163,088	162,909
Other long-term liabilities	18,871	18,151

Total liabilities	499,202	420,644

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 62,762 and 60,299 shares issued, 62,263 and 60,070 shares outstanding in 2004 and 2003, respectively	527,825	423,297
Accumulated other comprehensive income	1,307	1,624
Retained earnings	430,482	351,255

Total shareholders’ equity	959,614	776,176

Commitments and contingencies

	$1,458,816	$1,196,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 4, 2004	July 6, 2003	July 4, 2004	July 6, 2003
Sales	$917,355	$749,043	$2,937,644	$2,397,942
Cost of goods sold and occupancy costs	600,404	490,424	1,915,646	1,574,804

Gross profit	316,951	258,619	1,021,998	823,138
Direct store expenses	232,122	186,918	743,487	601,358
General and administrative expenses	27,551	23,930	92,203	78,395
Pre-opening and relocation costs	2,928	2,369	7,260	8,156

Operating income	54,350	45,402	179,048	135,229
Other income (expense):
Interest expense	(1,319)	(1,907)	(5,656)	(6,493)
Investment and other income	1,782	4,292	4,749	4,389

Income before income taxes	54,813	47,787	178,141	133,125
Provision for income taxes	21,924	19,115	71,256	53,250

Net income	$32,889	$28,672	$106,885	$79,875

Basic earnings per share	$0.53	$0.48	$1.75	$1.36

Weighted average shares outstanding	61,951	59,752	61,019	58,749

Diluted earnings per share	$0.50	$0.45	$1.64	$1.28

Weighted average shares outstanding, diluted basis	68,446	65,811	67,461	65,180

Dividends per share	$0.15	$—	$0.45	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 4, 2004	July 6, 2003
Cash flows from operating activities:
Net income	$106,885	$79,875
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,856	74,318
Loss on disposal of fixed assets	1,444	452
Rent differential	407	785
Change in LIFO reserve	2,500	1,840
Interest accretion on long-term debt	5,775	5,632
Tax benefit related to exercise of employee stock options	32,527	24,015
Loss on long-term investments	479	1,412
Issuance of common stock to 401(k) plan	6	3,122
Coop patronage dividends received	—	3,210
Net change in current assets	(41,329)	(38,496)
Net change in current liabilities	61,907	48,437

Net cash provided by operating activities	254,457	204,602

Cash flows from investing activities:
Development costs of new store locations	(117,718)	(64,535)
Other property, plant and equipment expenditures	(83,385)	(64,346)
Acquisition of intangible assets	(584)	(6,552)
Payments for purchase of acquired entities, net of cash acquired	(20,542)	—
Increase in restricted cash	(17,939)	—
Increase in notes receivable	(13,500)	—
Proceeds from sale of property, plant and equipment	—	2,709
Proceeds from conversion of long-term investments	—	1,000
Proceeds from the sale of long-term investments	1,815	—

Net cash used in investing activities	(251,853)	(131,724)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(10,086)	(6,341)
Issuance of common stock	55,340	48,295
Dividends paid	(18,313)	—

Net cash provided by financing activities	26,941	41,954

Cash flows from discontinued operations:
Net cash provided by discontinued operations	—	3,557

Net change in cash and cash equivalents	29,545	118,389
Cash and cash equivalents at beginning of period	165,779	12,646

Cash and cash equivalents at end of period	$195,324	$131,035

Supplemental disclosures of cash flow information:
Interest paid	$1,472	$1,939
Federal and state income taxes paid	$48,569	$8,136
Non-cash transactions:
Common stock issued in connection with acquisition	$16,375	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Whole Foods Market, Inc.

Notes To Condensed Consolidated Financial Statements (unaudited)

July 4, 2004

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Whole Foods Market, Inc. (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for depreciation and amortization, inventory, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, asset impairment charges, store closure costs, goodwill valuation, income taxes and contingencies. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003. Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation. We operate in one reportable segment, natural food supermarkets. At July 4, 2004, we had one store in Canada and seven stores in the United Kingdom. All of our remaining operations are domestic.

(2) Restricted Cash

At July 4, 2004, we had approximately $18 million in restricted cash included in current assets on our Condensed Consolidated Balance Sheets. This amount primarily relates to cash held as collateral to support projected workers’ compensation obligations which previously were secured by letters of credit outstanding under our revolving line of credit at September 28, 2003.

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

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first and second quarters of fiscal year 2004, we acquired goodwill totaling approximately $31.5 million in connection with the acquisition of Select Fish and Fresh & Wild. There were no impairments of goodwill or indefinite-lived intangible assets during the twelve and forty week periods ended July 4, 2004.

All of our acquired identifiable intangible assets are subject to amortization. Amortization expense is recorded on a straight-line basis over the life of the related agreement, currently one to 26 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the first quarter of fiscal year 2004, we acquired intangible assets totaling approximately $0.2 million in connection with the Select Fish acquisition. During the second quarter of fiscal year 2004, we acquired intangible assets totaling approximately $0.4 million in connection with the Fresh & Wild acquisition. During the third quarter of fiscal year 2004, we acquired intangible assets totaling approximately $0.5 million consisting primarily of acquired leasehold rights. Amortization associated with intangible assets totaled approximately $0.7 million and $2.3 million for the twelve and forty weeks ended July 4, 2004, respectively and approximately $0.7 million and $2.2 million, respectively, for the same periods of the prior fiscal year.

The components of intangible assets were as follows (in thousands):

	July 4, 2004		September 28, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$36,163	$(12,140)	$34,816	$(10,082)
Marketing-related and other	$3,599	$(2,199)	$3,440	$(1,605)

Amortization associated with the net carrying amount of intangible assets at July 4, 2004 is estimated to be $0.9 million for the remainder of fiscal year 2004, $3.0 million in fiscal year 2005, $2.4 million in fiscal year 2006, $1.6 million in fiscal year 2007 and $1.4 million in fiscal year 2008.

(5) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 4, 2004	July 6, 2003	July 4, 2004	July 6, 2003
Net income	$32,889	$28,672	$106,885	$79,875
Unrealized gains (losses), net	(750)	441	(794)	308
Reclassification adjustments for losses included in net income, net	—	—	88	280
Foreign currency translation adjustment, net	(24)	761	389	1,717

Comprehensive income	$32,115	$29,874	$106,568	$82,180

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

	Twelve weeks ended		Forty weeks ended
	July 4, 2004	July 6, 2003	July 4, 2004	July 6, 2003
Net income (numerator for basic earnings per share)	$32,889	$28,672	$106,885	$79,875
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	1,092	1,042	3,598	3,429

Adjusted net income (numerator for diluted earnings per share)	$33,981	$29,714	$110,483	$83,304

Weighted average common shares outstanding (denominator for basic earnings per share)	61,951	59,752	61,019	58,749
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,280	3,285	3,281	3,285
Assumed exercise of stock options	3,215	2,774	3,161	3,146

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	68,446	65,811	67,461	65,180

Basic earnings per share	$0.53	$0.48	$1.75	$1.36

Diluted earnings per share	$0.50	$0.45	$1.64	$1.28

The computations of diluted earnings per share for the twelve and forty week periods ended July 4, 2004 include all common stock equivalents. Options to purchase approximately 2,093,000 shares and 955,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty week periods ended July 6, 2003, respectively, because their effect would have been antidilutive.

(7) Dividends

On June 29, 2004, the Company declared a cash dividend of $0.15 per share, for a total of approximately $9.4 million, to be paid July 19, 2004 to shareholders of record as of July 9, 2004. During the second quarter of fiscal 2004, the Company declared a cash dividend of $0.15 per share, for a total of $9.3 million, which was paid during the third quarter. During the first quarter of fiscal year 2004, the Company declared and paid a cash dividend of $0.15 per share, for a total of approximately $9.1 million. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis. During the first quarter of fiscal year 2004, we amended our bank credit agreement to allow for the payment of dividends on common stock.

(8) Stock-Based Compensation

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

	Twelve weeks ended		Forty weeks ended
	July 4, 2004	July 6, 2003	July 4, 2004	July 6, 2003
Reported net income	$32,889	$28,672	$106,885	$79,875
Pro forma expense, net of income taxes	(6,135)	(4,852)	(16,693)	(12,986)

Pro forma net income	$26,754	$23,820	$90,192	$66,889

Basic earnings per share:
Reported	$0.53	$0.48	$1.75	$1.36
Pro forma adjustment	(0.10)	(0.08)	(0.27)	(0.22)

Pro forma basic earnings per share	$0.43	$0.40	$1.48	$1.14

Diluted earnings per share:
Reported	$0.50	$0.45	$1.64	$1.28
Pro forma adjustment	(0.09)	(0.07)	(0.23)	(0.20)

Pro forma diluted earnings per share	$0.41	$0.38	$1.41	$1.08

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The above pro forma results are not necessarily indicative of future results under the requirements of the proposed share-based payments standard.

(9) Business Combinations

Select Fish LLC

On October 27, 2003, we acquired certain assets of Select Fish LLC (“Select Fish”) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. All assets acquired relate to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.1 million have been recorded as goodwill. Select Fish results of operations are included in our Condensed Consolidated Income Statements for the period beginning October 27, 2003 through July 4, 2004.

Fresh & Wild Holdings Limited

On January 31, 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited (“Fresh & Wild”) for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. Fresh & Wild owned and operated seven natural and organic food stores in London and Bristol, England. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $30.4 million have been recorded as goodwill. The Company also agreed to an additional purchase price consideration contingent on the market price of Company common stock at January 31, 2006. If the market price of Company stock at January 31, 2006 is less than the market price at acquisition of $68.59 per share, those sellers who received and continuously hold through January 31, 2006 Company common stock are eligible to receive an amount, in stock, cash or any combination thereof, equal to the deficit multiplied by the number of shares continuously held. Fresh & Wild results of operations are included in our Condensed Consolidated Income Statements for the period beginning February 1, 2004 through July 4, 2004. John Mackey, our Chief Executive Officer and Walter Robb, our Co-Chief Operating Officer each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, as consideration for their ownership interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Whole Foods Market, Inc. owns and operates the country’s largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and have expanded our operations to 160 stores as of July 4, 2004 both by opening new stores and acquiring existing stores from third parties. We operate in one reportable segment, natural and organic foods supermarkets. As of July 4, 2004 we had one store in Toronto, Ontario, Canada, and seven stores in the United Kingdom. All of our remaining operations are domestic.

Our goal is to produce 15% weighted average square footage growth in fiscal 2005 and beyond. This goal is dependant upon being able to find suitable store locations. The following table provides information about the Company’s stores under development:

	July 28, 2004	July 30, 2003
Stores	49	29
Average store size (gross square feet)	47,800	44,800
As a percentage of existing store average size	153%	145%
Total square footage under development	2,351,000	1,335,000
As a percentage of existing square footage	47%	30%

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within 12 to 24 months after entering the store development pipeline. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first several years of operation.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks.

Executive Summary

Sales for the third quarter increased 22% to $917 million over $749 million in the prior year, driven by 9% weighted average square footage growth and comparable store sales growth of 14.1%. All of our regions across the country produced double- digit comparable store sales growth, and 38 of our stores, or 24% of all stores, set weekly sales records during the third quarter.

Net income for the third quarter increased 15% to $32.9 million over $28.7 million in the prior year, and diluted earnings per share increased 10% to $0.50 from $0.45 in the prior year. Income for the third quarter of the prior year includes a pre-tax gain of approximately $3 million, or $0.03 per share, related to the distribution of proceeds from the sale of Blooming Prairie Cooperative.

Cash flow from operations totaled $57 million for the quarter and $254 million year to date. Our capital expenditures for the quarter totaled $62 million, including $37 million for new stores. Year to date our capital expenditures totaled $201 million, including $118 million for new stores.

During the third quarter, we opened five new stores in Fort Collins, Colorado; White Plains, New York; Charleston, South Carolina; Glendale, California and Bellevue, Washington.

Year over year, total assets increased 27% to $1.5 billion, total liabilities increased 25% to $499 million, and shareholders’ equity increased 29% to $960 million. At the end of the third quarter, we had $168 million in long-term debt and $213 million in total cash and cash equivalents, including restricted cash.

On June 29, 2004 we declared our third quarterly cash dividend of $0.15 per share, for approximately $9 million. We are hopeful that our continued success will allow us to steadily increase our dividend over time.

Results of Operations

Sales increased approximately 22% and 23% for the twelve and forty weeks ended July 4, 2004, respectively, over the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 14.1% and 15.2%, respectively, and weighted average year-over-year square footage growth of approximately 9% and 8%, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 13.7% and 14.9% for the twelve and forty weeks ended July 4, 2004, respectively. Our new stores continue to perform above our projections, with the nine new stores opened this fiscal year producing average weekly sales of approximately $595,000 year to date. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

In Southern California, members of the United Food and Commercial Workers union at conventional grocery store retailers were on strike during the last fourteen weeks of our sixteen-week first quarter and for the first six weeks of our twelve-week second quarter. Nineteen of the Company’s stores experienced an increase in sales due to the strike, 18 of which were in the comparable store base during those periods. Excluding the stores positively impacted by the strike, comparable store sales increased 12.8% for the first quarter and 16.4% for the second quarter.

In any given quarter, our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers as lower prices. Our pricing strategy continues to be market driven in grocery and Whole Body (nutritional supplements, vitamins, and body care), in which we aim to be competitively priced on the same or similar items. Our perishables may be priced at a premium to reflect the higher quality of product available in our stores.

Although there may be more variability between quarters, we expect our gross profit, direct store expenses and general and administrative expenses as a percentage of sales to be generally consistent over time absent any sustained changes in market conditions. Our three-year historical averages for gross profit, direct store expenses and general and administrative expenses, as a percentage of sales were 34.6%, 25.2% and 3.5%, respectively.

Gross profit, direct store expenses and general and administrative expenses as a percentage of sales for twelve and forty week periods of the current year and prior year were as follows:

	Twelve weeks ended		Forty weeks ended
	July 4, 2004	July 6, 2003	July 4, 2004	July 6, 2003
Gross profit	34.6%	34.5%	34.8%	34.3%
Direct stores expenses	25.3%	25.0%	25.3%	25.1%
General and administrative expenses	3.0%	3.2%	3.1%	3.3%

Pre-opening and relocation costs associated with stores opened and under development were approximately $2.9 million and $7.3 million during the twelve and forty weeks ended July 4, 2004, respectively, and approximately $2.3 million and $8.2 million, respectively, for the same periods of the prior fiscal year. The number of stores and facilities opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 4, 2004	July 6, 2003	July 4, 2004	July 6, 2003
New stores	4	1	7	9
Relocated stores and facilities	1	—	1	2

Net interest expense for the twelve and forty weeks ended July 4, 2004 totaled approximately $1.3 million and $5.7 million, respectively, compared to approximately $1.9 million and $6.5 million, respectively, for the same periods of the prior fiscal year. These decreases were primarily due to an increase in capitalized interest associated with new store development. Capitalized interest for the twelve and forty weeks ended July 4, 2004 was approximately $0.8 million and $1.6 million, respectively, compared to approximately $0.3 million and $1.0 million, respectively, for the same periods of the prior fiscal year.

Investment and other income for the twelve and forty weeks ended July 4, 2004 totaled approximately $1.8 million and $4.7 million, respectively, compared to approximately $4.3 million and $4.4 million, respectively, for the same periods of the prior fiscal year. Interest income has increased due primarily to an increase in the balance of cash and cash equivalents. During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million. During the first quarter of fiscal year 2003, the Company recognized a pre-tax impairment charge of approximately $1.4 million on our investments in Gaiam, Inc. due to a sustained decline in the market value of our investments below our carrying value. During the third quarter fiscal year 2003, the Company recognized a pre-tax gain of approximately $3 million as the result of a distribution of proceeds from the sale of Blooming Prairie Cooperative, a cooperative natural foods distributor in which the Company was a member.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash from operating activities of approximately $57.1 million and $254.5 million for the twelve and forty weeks ended July 4, 2004, respectively, compared to approximately $64.5 million and $204.6 million, respectively, in the same periods of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits resulting from the exercise of team member stock options and changes in operating working capital.

We have a $100 million revolving line of credit available through October 1, 2004. The credit agreement contains certain restrictive and affirmative covenants, including maintenance of certain financial ratios as defined in the agreement. At July 4, 2004, no amounts were drawn and the amount available was effectively reduced to approximately $91.3 million by approximately $8.7 million in outstanding letters of credit. At September 28, 2003, no amounts were drawn and the amount available was effectively reduced to approximately $80.2 million by approximately $19.8 million in outstanding letters of credit. In connection with the Fresh & Wild acquisition, we assumed a three-year $5.3 million revolving bank credit facility due June 1, 2004, with a balance of approximately $4.2 million outstanding at acquisition. During the third quarter we paid the outstanding balance and retired the facility.

The Company has outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $157.6 million at July 4, 2004 and $151.4 million at September 28, 2003, respectively. For the twelve and forty week periods ended July 4, 2004, approximately 139 and 560 debentures, respectively, were converted, at the option of the holder, into approximately 1,500 and 6,000 shares, respectively, of Company common stock.

We also had outstanding at July 4, 2004 and September 28, 2003 approximately $11.4 million and $17.1 million, respectively, of senior unsecured notes that bear interest at 7.29% payable quarterly. An annual principal installment of approximately $5.7 million was paid during the third quarter.

Proceeds from the exercise of stock options for the twelve and forty week periods ended July 4, 2004 was approximately $23.2 million and $54.4 million, respectively, related to the exercise of approximately 0.7 million and 1.9 million stock options, respectively.

The following table shows payments due by period on contractual obligations as of July 4, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$157,015	$—	$—	$157,015
Senior notes	11,428	5,714	5,714	—
Capital lease obligations (including interest)	692	272	420	—
Operating lease obligations	1,755,191	96,399	420,750	1,238,042

The following table shows expirations per period on commercial commitments as of July 4, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Credit facilities	$100,000	$100,000	$—	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

On June 29, 2004, the Company declared a cash dividend of $0.15 per share, for a total of approximately $9.4 million, to be paid July 19, 2004 to shareholders of record as of July 9, 2004. During the second quarter of fiscal 2004, the Company declared a cash dividend of $0.15 per share, for a total of $9.3 million, which was paid during the third quarter. During the first quarter of fiscal year 2004, the Company declared and paid a cash dividend of $0.15 per share, for a total of approximately $9.1 million. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis. During the first quarter of fiscal year 2004, we amended our bank credit agreement to allow for the payment of dividends on common stock.

Net cash provided by financing activities was approximately $4.3 million and $26.9 million for the twelve and forty weeks ended July 4, 2004, respectively, as compared to approximately $5.3 million and $42.0 million, respectively, for the same periods of the prior fiscal year.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.6 million per location. This excludes new store inventory of approximately $700,000, a portion of which is financed by our vendors. During the second quarter of fiscal year 2004, we completed the acquisition of Fresh & Wild, which operated seven natural and organic food stores in London and Bristol, England, for approximately $20 million in cash and approximately $16 million in Company common stock. We will incur additional capital expenditures during the remainder of fiscal year 2004 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the second quarter of fiscal year 2004, the Company loaned $13.5 million to a third-party real estate developer in connection with the construction of a new Company store. Net cash used in investing activities was approximately $62.5 million and $251.9 million for the twelve and forty weeks ended July 4, 2004, respectively, as compared to approximately $36.2 million and $131.7 million, respectively, for the same periods of the prior fiscal year. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Inventory Valuation

We value our inventories, both retail and wholesale, at the lower of cost or market. Cost is principally determined by the last-in, first-out (“LIFO”) method. LIFO cost was determined using the retail method for approximately 48% and 55% of inventories at July 4, 2004 and September 28, 2003, respectively, and was determined using the item cost method for approximately 47% and 42% of inventories at July 4, 2004 and September 28, 2003, respectively. The excess of estimated current costs over LIFO carrying value was approximately $11.6 million and $9.1 million at July 4, 2004 and September 28, 2003, respectively. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Costs for the balance of inventories, are determined by the first-in, first-out (“FIFO”) or average cost method. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Item 6(b). Reports on Form 8-K

The Company furnished a report on Form 8-K dated May 4, 2004 regarding the announcement of the results of operations for the fiscal quarter ended April 11, 2004.

The Company filed a report on Form 8-K dated June 29, 2004 announcing that its Board of Directors had declared a dividend of $0.15 per share, payable July 19, 2004 to shareholders of record as of July 9, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date: August 13, 2004	By: /s/ Glenda Flanagan
Glenda Flanagan Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)