Form 10-K
period 2004-09-26
WHOLE FOODS MARKET INC
filed 2004-12-10
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2004

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

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 8, 2004 was $4,404,717,416.

The number of shares of the registrant’s common stock, no par value, outstanding as of November 30, 2004 was 62,593,744.

Whole Foods Market, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 26, 2004

This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. See “Item 1. Business - Additional Factors that May Affect Future Results.” for a discussion of risks and uncertainties that may affect our business.

PART I

Item 1.	Business.

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic food stores. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concern and sustainability of our entire eco-system. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 24 years.

Whole Foods Market, Inc. is a Texas corporation incorporated in 1980. Whole Foods Market is based in Austin, Texas and conducts business through various wholly-owned subsidiaries. Unless otherwise specified, references in this Report to Whole Foods Market or the Company include its consolidated subsidiaries. We operate in one reportable segment, natural and organic foods supermarkets.

We opened our first store in Austin, Texas in 1980. As of September 26, 2004, we operated 163 stores: 154 stores in 28 U.S. states and the District of Columbia; two stores in Canada; and seven stores in the United Kingdom. Our sales have grown rapidly through new store openings, acquisitions and comparable store sales growth, from approximately $92 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $3.9 billion in fiscal year 2004, a compounded annual growth rate of approximately 33%. Our stores average approximately 32,000 square feet in size and approximately $25 million in annual sales. Our stores are supported by regional distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, produce procurement centers and a coffee roasting operation.

Our goal is to become an international brand synonymous with not just natural and organic foods, but with being the best food retailer in every community in which we are located. We believe our heavy emphasis on perishable products is helping us reach that goal, differentiating our stores from conventional supermarkets and enabling us to attract a broader customer base. Perishable product sales accounted for approximately 67% of our total retail sales in fiscal year 2004. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods, and it is our strength of execution in perishables that has attracted many of our most loyal customers.

The Natural Products Industry

According to a leading trade publication for the industry, sales of natural products across all channels grew to over $43 billion in 2003, an 8% increase over the prior year. The natural and organic products we offer in our stores include food and beverages, dietary supplements, personal care products, household goods, and related educational products. We believe that sales growth for natural and organic foods is being driven by numerous factors, including:

•	heightened awareness of the role that food and nutrition play in long-term health, which has led to healthier eating patterns;

•	a better-educated populace whose median age is increasing each year;

•	increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, growth hormones, artificial ingredients and other chemicals, and genetically engineered ingredients; and

•	environmental concerns due to the degradation of water and soil quality.

Natural foods can be defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic products are grown through methods intended to support and enhance the earth’s natural balance. Generally, organic food products are produced using:

•	agricultural management practices intended to promote and enhance eco-system health;

•	no genetically-engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides or fungicides;

•	livestock management practices intended to promote healthy, humanely treated animals by providing organically-grown feed, fresh air and outdoor access while using no antibiotics or growth hormones; and

•	food processing practices intended to protect the integrity of the organic product and disallow irradiation, genetically modified organisms (“GMOs”) or synthetic preservatives.

Organic Rule

On October 21, 2002, the United States Department of Agriculture’s (“USDA”) Organic Rule was implemented into Federal law. The Organic Rule was created to address the rapid, consistent growth of the organics industry over the past 20-plus years and the need for a set of national organic standards to serve as clear guidelines as to what is considered organic for the industry and its customers. Under the Organic Rule, all products labeled as “organic” in any form must now be certified by a USDA-accredited certifying agency. Furthermore, retailers, including Whole Foods Market, which handle, store, and sell organic products must implement measures to protect their organic integrity by:

•	preventing the commingling of organic and conventional products;

•	protecting organic products from contact with prohibited substances (such as sanitation and pest control products);

•	labeling organic products properly and clearly; and

•	keeping proper records with regard to organic handling procedures and vendor relationships.

Whole Foods Market has taken an active leadership role in the development of the national organic standards. Margaret Wittenberg, our Vice President of Marketing and Public Affairs, served on the National Organic Standards Board (NOSB) from 1995 to 2000. The NOSB members were appointed by the Secretary of Agriculture to act as industry advisors to the USDA’s National Organic Program, developing the standards and protocols that form the backbone of the USDA’s Organic Rule. As the sole retail representative on the NOSB, Ms. Wittenberg contributed a broad, realistic perspective on how the standards could work most effectively at the retail level.

Whole Foods Market has been devoted to protecting organic integrity for years, and we are pleased to have the USDA’s Organic Rule as a guiding standard. In May of 2003, Whole Foods Market became America’s first national “Certified Organic” grocer through certification from Quality Assurance International (“QAI”), a federally recognized independent third-party certification organization. This voluntary certification tells our customers that we have gone the extra mile by not only following the USDA’s Organic Rule, but following a strict set of operating procedures designed to ensure that the products we sell and label as organic are indeed organic – procedures that are not specifically required by the Organic Rule.

QAI’s Organic Certification Program for Retailers verifies businesses handle organic goods according to stringent national guidelines, from receipt through re-packing to final sale to customers. To receive certification, retailers must agree to adhere to a strict set of standards set forth by the USDA, submit documentation, and open their facilities to on-site inspections – all designed to assure Americans that the chain of organic integrity is preserved. The certification is one more example of our commitment to the promotion of organic agriculture and the integrity of the certified organic label. Based on QAI’s annual review of our operating procedures, including inspections of our stores and warehouses, our certification is extended through July 2005.

Business Strategy

Whole Foods Market is the largest retailer of natural and organic products. We believe that much of our success to date is because we remain a uniquely mission-driven company. We are highly selective about what we sell. We believe in providing an empowering work environment for our team members, and we are committed to sustainable agriculture. We believe in a virtuous circle entwining the food chain, human beings, and the earth; each reliant upon the other through a delicate symbiosis.

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

Whole People

We recruit the best people we can to become part of our team. We empower them to make many operational decisions, creating a respectful workplace where team members are treated fairly and are highly motivated to succeed. We look for team members who are passionate about food but also well-rounded human beings who can play a critical role in helping to build our stores into profitable and beneficial parts of their communities.

Whole Planet

We believe companies, like individuals, must assume their share of responsibility for our planet. We actively support organic farming on a global basis because we believe it is the best method for promoting sustainable agriculture and protecting the environment and farm workers. On a local basis, we are actively involved in our communities by supporting food banks, sponsoring neighborhood events, and contributing at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Core Values

Our core values reflect what is truly important to us as an organization. They are the underpinning of our corporate culture and the soul of our Company. They transcend our size and growth rate, so regardless of how large we become, by maintaining our core values, we are able to preserve what has always been special about our Company. Our five stated core values include:

•	selling the highest quality natural and organic products available;

•	satisfying and delighting our customers;

•	team member happiness and excellence;

•	creating wealth through profits and growth; and

•	caring about our communities and our environment.

These core values speak to our belief in a balanced way of doing business. We consider all five equal in importance and deserving of equal consideration and attention. We believe that, together, our focus on natural and organic products, our loyal customers, creative team members, shareholders who support our mission, and communities that welcome our participation set us apart from other natural and conventional food retailers.

Growth Strategy

Whole Foods Market’s growth strategy is to expand through a combination of new store openings and acquisitions of existing stores. We have a disciplined, opportunistic real estate and acquisition strategy, opening or acquiring stores in existing trade areas as well as new markets. Our new stores typically range between 40,000 to 60,000 square feet and are located on premium real estate sites. We have also grown through acquisitions, with approximately 33% of our store base consisting of acquired stores. Because the natural foods retailing industry is highly fragmented and comprised of many smaller local and regional chains, we may continue to pursue acquisitions of smaller chains that provide access to desirable markets, locations and experienced team members. Such acquisitions, however, are expected to have less of an impact on our future store growth and financial results than they have had in the past primarily due to the growing base size of the Company.

We typically relocate a small number of our stores each fiscal year to larger locations with improved visibility and parking. For stores relocated in fiscal years 1999 through 2004, the overall average increase in size was approximately 95%. Our historical store growth is summarized below:

	2004	2003	2002	2001	2000
Stores at beginning of fiscal year	145	135	126	117	100
Stores opened	12	12	11	12	17
Acquired stores	7	—	3	—	3
Relocations and closures	(1)	(2)	(5)	(3)	(3)

Stores at end of fiscal year	163	145	135	126	117

Total square footage at end of fiscal year (in thousands)	5,145	4,545	4,098	3,598	3,180

As of November 10, 2004, we had signed leases for 53 stores averaging approximately 49,000 square feet in size, which is approximately 55% larger than our existing store base average. Square footage under development at November 10, 2004 was approximately 2.6 million, equal to approximately 50% of our existing store base.

Products

We have a broad product selection with a strong emphasis on perishable foods designed to appeal to both natural foods and gourmet shoppers. Most of our products are from natural food vendors; however, we do sell a limited selection of conventional national brands that meet our quality standards.

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

Our standards require that seafood comes from deep, clean, clear waters or from aquaculture farms where environmental concerns are a priority, and our seafood is never treated with chlorine or other chemicals, which is common practice in the food retailing industry. In addition, Whole Foods Market has championed innovative production standards to improve the quality and safety of the meat and poultry sold in our stores, while also supporting the better treatment and health of the animals. Animal welfare requirements currently mandatory for any meat and poultry sold by the Whole Foods Market include:

•	no antibiotics or added growth hormones;

•	an annual affidavit from each producer outlining the raising and handling practices, feed, facility design, environmental conditions, employee training, medical practices and animal welfare at the farm, in transportation and throughout processing;

•	annual inspection of each producer by Whole Foods Market; and

•	successful completion of an independent third-party food safety audit of each processing plant and a humane slaughter audit according to a rating system developed by renowned animal welfare and facility design expert Dr. Temple Grandin.

In October 2003, we announced plans to create farm animal treatment standards that go above and beyond these existing strict standards. The new standards of production and processing are being developed in cooperation with producers, animal welfare advocacy groups, animal welfare scientists, and an independent third-party food safety auditor. The next phase of our animal welfare standards underscores the Company’s belief that the needs of an animal should be the first criteria in the development of standards, with focus on providing environments and conditions for each species that support the animal’s natural physical needs, behavior and well-being. Products meeting the utmost standard will be labeled “animal compassionate.” Work on our new “animal compassionate” standards started in November 2003 with the development of enhanced animal welfare standards for ducks. Work is continuing on enhanced standards for pigs and sheep, with the development of standards for other species to follow.

Product Categories

Our product categories include, but are not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), whole body (nutritional supplements, vitamins, body care and educational products such as books), floral, pet products and household products.

Perishable products, defined as food and other products subject to spoilage, accounted for approximately 67% of our total retail sales in fiscal year 2004, up from approximately 57% of our total retail sales 10 years ago. We believe our heavy emphasis on perishable products differentiates us from conventional supermarkets and helps us to attract a broader customer base. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods. We believe it is our strength of execution in perishables that has attracted many of our most loyal shoppers.

Private Label Products

Because of the relative lack of national brands within the natural products marketplace, we believe we have a unique private label opportunity. We have taken advantage of this opportunity and over the last several years have expanded our private label offerings, which currently feature over 1,000 SKUs and comprise four corporate brands (365 Everyday Value, Whole Kids Organic, 365 Organic and the Whole Brands family), as well as the Authentic Food Artisan (AFA) program. In addition to these nationally-driven programs, we have a number of store-made and regionally-made fresh items sold under the Whole Foods Market label. We also offer specialty and organic coffees and teas through our Allegro Coffee Company subsidiary. Our private label sales in grocery and nutrition accounted for approximately 14% of our total sales in those product categories in fiscal year 2004.

•	365 Everyday Value. In 1997, we introduced a line of products under the “365” label emphasizing everyday value. These products meet our quality standards but are generally less expensive than the alternative products we sell. Our qualitative and quantitative research indicates that the “365” line is a highly recognized and trusted brand with Whole Foods Market shoppers.

•	Whole Kids Organic. In 1998, we introduced the country’s first organic food product line developed just for children under the “Whole Kids” label. Whole Kids Organic offers great tasting items, from applesauce and peanut butter to pasta sauce and string cheese, crafted expressly for a child’s discerning palate.

•	365 Organic Everyday Value. In 2002, we expanded our private label program with the introduction of our “365 Organic” line. The “365 Organic” brand provides all of the benefits of organic food at reduced prices. Certified organic products are purchased in large quantities so that the savings may be passed on to our customers. In 2003, we expanded this program into non-grocery departments, including a successful line of organic fresh vegetables.

•	Authentic Food Artisan. In 2003, we introduced our Authentic Food Artisan (AFA) program. This program recognizes distinctive products that are made using traditional methods. Potential items for the AFA program are reviewed on a quarterly basis, specifically chosen for their superior taste and commitment to artisanal, small-scale production methods. The line includes olive oils, cheese, wine, pasta, vinegar, rice and honey, among other items.

•

Whole Brands. In September 2004, we introduced a new family of “Whole Brands,” each aligned with department-specific quality and sourcing standards. Included under the “Whole Brands” umbrella are “Whole Kitchen” for frozen grocery, “Whole Treat” for frozen desserts and candies, “Whole Catch” for frozen seafood items, and “Whole Fields” for produce and produce support items. These brands go beyond the basics, offering unique items that embody our high quality standards and supplement our base value line of 365 and 365 Organic items. Items in the “Whole” family share a consistent logo format and packaging so that our customers know each is part of a greater family.

Store Operations

Team Approach to Store Operations

We strive to promote a strong company culture featuring a team approach to store operations that we believe is distinctly more empowering of employees than that of the traditional supermarket. Our domestic stores each employ between 80 and 485 team members who are organized into up to 11 teams per store, each led by a team leader. Each team within a store is responsible for a different product category or aspect of store operations such as customer service, prepared foods, or grocery, among other things. Together with our regional framework, we promote a decentralized team approach to store operations in which many of the personnel, merchandising and operating decisions are made by teams at the individual store level. Because of our management structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible. Members of store leadership are paid a salary plus an Economic Value Added (“EVA”™) based bonus and are eligible to receive stock options.

We believe team members are inspired by work that provides them with a greater sense of purpose and mission. For many team members, their job with us is an extension of their personal philosophy and lifestyle. Many team members have said they are contributing to the good of others by selling clean and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment. For the past seven years, our team members have helped Fortune magazine select us as one of the “100 Best Companies to Work for in America.”

Every year our team members have the opportunity to complete a Morale Survey. In 2004, the overall participation rate was 63%. Topics covered by the survey include job satisfaction, opportunity and empowerment, pay, training and benefits. Of the team members responding in 2004, 86% said they almost always or frequently enjoy their job (level with last year), and 82% said they almost always or frequently feel empowered to do their best work at Whole Foods Market (up from 81% last year). In response to the question, “What is the best thing about working at Whole Foods Market?,” common responses included co-workers, customers, flexibility, work environment, growth and learning opportunities, the products we sell, benefits, the team concept, and culture of empowerment.

We strive to create a Company-wide consciousness of “shared fate” by uniting the self-interests of team members as closely as possible to the self-interests of our shareholders. One way we reinforce this concept is through a gainsharing program rewarding a team’s labor productivity. We also encourage stock ownership among team members through the following programs:

•	Team Member Stock Option Plan. Team members are eligible for stock options through seniority, promotion or at the discretion of senior regional or national leadership.

•	Team Member Stock Purchase Plan. Team members can purchase restricted stock at a discount (or unrestricted stock without a discount) through payroll deductions.

•	Team Member 401(k) Plan. Whole Foods Market stock is an investment option within the Company’s 401(k) plan.

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

Site Selection

Most of our stores are located in high-traffic shopping areas and are either freestanding or in a strip center. We also have a small number of urban stores located in high-density, mixed-use projects. In selecting store locations, we use an internally developed model to analyze potential markets based on various criteria such as education levels, population density and income levels. Approximately 86% of our existing U.S. stores are located in the top 50 statistical metropolitan areas. We primarily seek to open large format stores, which range in size between 40,000 to 60,000 square feet and are located on premier real estate sites, often in urban, high-population locales. After we have selected a target site, our development group does a comprehensive site study and sales projection. Each project must meet an internal EVA hurdle return, which is generally cumulative positive EVA within five to seven years.

Based on past experience, approximately 55% of our stores open within 12 to 24 months after the signing of a new store lease is announced. For stores signed, announced and opened over the past 10 years, the median length of time was 17 months. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.2 million. This excludes new store inventory of approximately $800,000, a portion of which is financed by our vendors, and pre-opening expenses, which have averaged approximately $640,000 per store over the past three fiscal years.

Purchasing and Distribution

Our buyers purchase products for retail sale from local, regional and international wholesale suppliers and vendors. Over the last few years, we have shifted the majority of our purchasing operations from the store to the regional and national level. Increased purchasing on a regional and national level enables us to negotiate better volume discounts with major vendors and distributors, and allows regional and store buyers to focus on local products and the unique product mix necessary to keep a neighborhood market feel in our stores. We own two produce procurement centers which facilitate the procurement and distribution of the majority of the produce we sell. In addition, we operate three seafood processing and distribution facilities and a specialty coffee roaster and distributor. We also have six regional commissaries and 12 bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors. We operate 10 regional distribution centers, distributing a full range of products to our stores across the U.S., Canada and United Kingdom.

United Natural Foods is our single largest supplier, accounting for approximately 20% of our total purchases in fiscal year 2004.

Marketing

We spend less on advertising and marketing than conventional supermarkets – approximately 0.5% of our total sales in fiscal year 2004, instead relying primarily on word-of-mouth recommendations from our customers. We allocate our marketing budget among region-wide programs, our individual stores’ marketing efforts, and a national brand awareness initiative focusing primarily on national and major market public relations and consumer research. Our stores spend most of their marketing budgets on in-store marketing-related activities, including signage and in-store events such as taste fairs, classes, tours and product samplings. To create goodwill and develop a high profile within the community, each store also has a separate budget for making contributions to a variety of philanthropic and community activities. We presently contribute at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Customer Service

One of our core values as a company is to satisfy and delight our customers. We want to meet or exceed their expectations on every shopping trip. We believe that by doing so we turn customers into advocates for our business, who do more than shop with us; they talk about Whole Foods Market to their friends and others. We want to serve our customers competently, efficiently, and knowledgeably. We believe that we generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store “Take Action” centers as well as on our corporate Web site at www.wholefoodsmarket.com, which features hundreds of recipes and a library of information about environmental, legislative, food safety and product quality issues.

Team Members

As of September 26, 2004, we had approximately 32,100 team members, including 27,600 full-time, 2,900 part-time and 1,600 temporary team members. We are proud that approximately 90% of our permanent team members are full-time team members, which we believe is very high for the food retailing industry. All of our full-time and part-time team members are eligible to receive stock options. One of our core values is team member happiness and excellence, and for the past seven years, our team members have helped Whole Foods Market be selected as one of Fortune magazine’s “100 Best Companies to Work for in America.” In scoring companies, Fortune places the greatest weight (two-thirds of the total) on responses to a random survey of employees, with the remainder being Fortune’s evaluation of each company’s benefits and practices. We are the only national food retailer to make the list, and we are one of only 24 companies to make the list every year since its inception. In fiscal year 2003, we conducted our first-ever, Company-wide benefits vote, which gave our team members an opportunity to take an active role in choosing their benefits by voting on the benefits package they want in place for the next three years. Close to 80% of all eligible full-time and part-time team members participated in the vote.

Unions may from time to time attempt to organize our team members or portions of our team member base at certain stores or non-retail facilities. In addition, our new and existing stores have been subjected to informational picketing and negative publicity campaigns from time to time by members of various local trade unions. A vote to appoint the United Food and Commercial Workers (“UFCW”) as legal representative of our Madison, WI store was certified on September 7, 2002; however, after engaging in collective bargaining negotiations through September 2003, team members at the store presented a petition to us requesting that the UFCW no longer be considered their official bargaining representative. On November 12, 2003, we withdrew recognition from the union. The NLRB rejected the UFCW’s challenge, and we believe this matter is behind us. We have moved forward with a renewed sense of cooperation and shared vision.

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

We use EVA extensively for capital investment decisions, including evaluating new store real estate decisions and store remodeling proposals. We turn down projects that we believe will not add long-term value to the Company. The EVA decision-making model also enhances operating decisions in stores. Our emphasis is on EVA improvement, as we want to challenge our teams to continue to innovate and grow EVA in new ways. We believe that opportunities always exist to increase sales and margins, to lower operating expenses and to make investments that add value in ways that benefit all of our stakeholders. We believe that focusing on EVA improvement encourages continuous improvement of our business.

Over 500 leaders throughout the Company are on EVA-based incentive compensation plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team in all stores. Incentive compensation for each of these groups is determined based on relevant EVA measures at different levels, including the total company level, the regional level, the store or facility level, and the team level. We believe using EVA in a multi-dimensional approach best measures the results of decisions made at different levels of the Company. We expect to continue to expand the use of EVA as a significant component of our compensation structure throughout the Company in the coming years.

Information about our EVA financial results is not presented in consideration of rules adopted by the Securities and Exchange Commission (“SEC”) regarding non-GAAP financial measures. Additional information about our EVA financial results is available on our corporate Web site at www.wholefoodsmarket.com and is not incorporated by reference into this Form 10-K.

Competition

Food retailing is a large, intensely competitive industry. Our competition varies from region to region and includes local, regional and national conventional and specialty supermarkets, smaller specialty stores, and restaurants, each of which competes with us on the basis of price, quality or a combination of both. We believe our focus on quality and service differentiates us in this segmented marketplace.

Natural and organic foods are one of the fastest growing segments of food retailing today. Most supermarkets offer at least a limited selection of these products, while some have chosen to expand their selection more aggressively. We believe it works to our benefit for conventional supermarkets to offer natural and organic products for two reasons: first, it helps fulfill our company mission of improving the health, well-being and healing of both people and the planet, and second, it helps create new customers for us by creating a gateway experience. As more people are exposed to the benefits of natural and organic products, they are more likely to become Whole Foods Market customers because we are the category leader for natural and organic products, offering what we believe is the largest selection and most informed customer service at competitive prices.

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

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” “365 Everyday Value,” “365 Organic Everyday Value,” “Allegro Coffee Company,” “Bread & Circus,” “Fresh Fields,” “Merchant of Vino,” “Mrs. Gooch’s,” “Wellspring,” “Harry’s Farmers Market,” “Nature’s Heartland,” “AFA,” “Animal Compassionate,” “Whole Kids Organic,” “Whole Kitchen,” “Whole Treat,” “Whole Catch,” Whole Fields,” “Whole Baby” and “Whole Foods, Whole People, Whole Planet.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

wholefoodsmarket.com

Our corporate Web site at www.wholefoodsmarket.com provides detailed information about our company and history, product offerings, store locations, hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. and financial information, including a database of press releases. Access to the Company’s SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings, and all amendments to those reports is also available through our Web site free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. As with our stores, the focus of our Web site is customer service. We believe our Web site provides us with an opportunity to further our relationships with customers, suppliers and investors, to educate them on a variety of issues, and to improve our service levels.

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

We May Experience Significant Fluctuations in Our Comparable Store Sales

Our comparable store sales in the future could fluctuate or be lower than our historical average for many reasons including new and acquired stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing markets, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against above-average sales results in the prior year. Results of operations may be materially impacted by fluctuations in our comparable store sales as it becomes more difficult to leverage expenses at a lower level of sales.

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

The Loss of Key Management Could Negatively Affect Our Business

We are dependent upon a number of key management and other team members. If we were to lose the services of a significant number of key team members within a short period of time, this could have a material adverse effect on our operations. We do not maintain key person insurance on any team member. Our continued success is also dependent upon our ability to attract and retain qualified team members to meet our future growth needs. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. We may not be able to attract and retain necessary team members to operate our business.

Union Attempts to Organize Our Team Members and Informational Picketing May Disrupt Our Business

Unions have from time to time attempted to organize our team members or portions of our team member base at certain stores and non-retail facilities. Responding to such organization attempts requires substantial management and team member time and can be disruptive to operations. In addition, our new and existing stores have from time to time been subjected to informational picketing and negative publicity campaigns by members of various local trade unions. Any of these union activities may have a negative financial effect on a store, facility or the Company as a whole.

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

Perishable Foods Product Losses Could Materially Impact Our Results

We believe our stores more heavily emphasize perishable products than conventional supermarket stores. Perishable products accounted for approximately 67% of our total retail sales in fiscal year 2004. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

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

Changes in the Amount of Stock Option Exercises Could Impact Our Cash Flows

Our cash flows from the exercise of team member stock options may be adversely affected in the future by fluctuations in the market price of our common stock, changes in income tax law, and changes in the number of stock options we grant.

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

Self-Insurance Plan Claims Could Materially Impact Our Results

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although not currently anticipated by management, our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Effective Tax Rate Changes and Results of Examinations by Taxing Authorities Could Materially Impact Our Results

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in states or countries where we have lower statutory rates and higher than anticipated in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Although not currently anticipated by management, our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

Executive Officers and Regional Presidents

The following table sets forth the name, age and position of each of the persons who was serving as an executive officer or regional president of the Company as of November 30, 2004:

Name	Age	Position
John P. Mackey	51	Chairman of the Board and Chief Executive Officer
A.C. Gallo	51	Co-President and Chief Operating Officer
Walter Robb	51	Co-President and Chief Operating Officer
Glenda Flanagan	51	Executive Vice President and Chief Financial Officer
James P. Sud	52	Executive Vice President of Growth and Business Development
Lee Valkenaar	48	Executive Vice President of Global Support
Scott Allshouse	42	President, South Region
Michael Besancon	58	President, Southern Pacific Region
Patrick Bradley	44	President, Midwest Region
Mark Dixon	42	President, Southwest Region
Anthony Gilmore	44	President, Northern California Region
David Lannon	38	President, North Atlantic Region
Ron Megahan	34	President, Pacific Northwest Region
Kenneth Meyer	36	President, Mid-Atlantic Region
Juan Nunez	46	President, Florida Region
William Paradise	44	President, Rocky Mountain Region

John P. Mackey, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980. Mr. Mackey also served as President of the Company from July 2001 through September 2004.

A.C. Gallo has served as Co-President of the Company since September 2004 and as Chief Operating Officer since December 2003. Mr. Gallo has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President and President of the North Atlantic Region, and Executive Vice President of Operations.

Walter Robb has served as Co-President of the Company since September 2004 and as Chief Operating Officer since December 2003. Since joining the Company in 1991, Mr. Robb has also served as Store Team Leader, President of the Northern Pacific Region, and Executive Vice President of Operations.

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

Lee Valkenaar has served as Executive Vice President of Global Support since September 2004. Mr. Valkenaar has held various positions with the Company since 1987, including Store Team Leader, Vice President and President of the Southwest Region, and President of the Mid-Atlantic Region.

Scott Allshouse has served as President of the South Region since November 2004. Mr. Allshouse has held various positions with the Company since 2000, including Store Team Leader and Vice President of the South Region. For 27 years prior to joining the Company, Mr. Allshouse held various positions at different retail grocers, serving as a Store Director for the last 17 years.

Michael Besancon has served as President of the Southern Pacific Region since February 2001. Mr. Besancon has held various positions with the Company since 1995, including Purchasing Director, Vice President of the Southern Pacific Region and President of the Mid-Atlantic Region.

Patrick Bradley has served as President of the Midwest Region since November 2004. Mr. Bradley has held various positions with the Company and with Mrs. Gooch’s Natural Food Markets, Inc., which was acquired by the Company in September 1993, including Store Team Leader and Vice President of the Southern Pacific Region.

Mark Dixon has served as President of the Southwest Region since October 2004. Mr. Dixon has held various positions with the Company since 1984, including Store Team Leader and Vice President of the Southwest Region.

Anthony Gilmore has served as President of the Northern California region since September 2004. Mr. Gilmore has held various positions with the Company since 1996, including Store Team Leader, Vice President and President of the Southwest Region, and President of the Midwest Region.

David Lannon has served as President of the North Atlantic Region since March 2001. Mr. Lannon has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Store Team Leader, Director of Store Operations and Vice President of the North Atlantic Region.

Ron Megahan has served as President of the Pacific Northwest Region since September 2004. Mr. Megahan has held various positions with the Company since 1989, including Store Team Leader and President of the Northern Pacific Region.

Kenneth Meyer has served as President of the Mid-Atlantic Region since October 2004. Mr. Meyer has held various positions with the Company since 1996, including Store Team Leader, Vice President of the Southwest Region, and President of the South Region.

Juan Nunez has served as President of the Florida Region since September 1998. Mr. Nunez has held various positions with the Company and with Mrs. Gooch’s Natural Food Markets, Inc., which was acquired by the Company in September 1993, including Store Team Leader, Director of Store Operations and Vice President of the Southwest Region.

William Paradise has served as President of the Rocky Mountain Region since September 2004. Mr. Paradise has held various positions with the Company since 1990, including Store Team Leader, Vice President of the Northern Pacific Region, and Vice President and President of the Southwest Region.

Item 2.	Properties.

At September 26, 2004, we operated 163 stores in 28 U.S. states, the District of Columbia, Canada and the United Kingdom. We own a total of six stores located in New Orleans, Berkeley and Atlanta. We also own certain non-retail facilities in Atlanta and a building in Austin, Texas which houses one of our stores, the corporate headquarters and a bookstore. The underlying property in Austin is leased from a third party under a ground lease which has a remaining base term of approximately nine years plus 10 options to renew for five years each. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from one to 35 years. We have options to renew most of our leases in five-year increments with renewal periods ranging from five to 50 years. The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 26, 2004:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Arizona	2	Louisiana	2	North Carolina	5
California	38	Maryland	7	Oregon	1
Colorado	5	Massachusetts	13	Pennsylvania	7
Canada	2	Michigan	4	Rhode Island	2
Connecticut	1	Minnesota	2	South Carolina	1
District of Columbia	3	Missouri	1	Texas	13
Florida	6	Nevada	1	United Kingdom	7
Georgia	6	New Jersey	7	Virginia	7
Illinois	9	New Mexico	2	Washington	2
Kansas	1	New York	4	Wisconsin	1
Kentucky	1

Item 3.	Legal Proceedings.

From time to time, the Company is involved in lawsuits that we consider to be in the normal course of business which have not resulted in any material losses to date.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Whole Foods Market’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ National Market under the symbol WFMI. The following sets forth the intra-day quarterly high and low sale prices of the Company’s common stock, as well as declared dividends per share, for the last two fiscal years.

	High	Low	Dividends Declared
Fiscal Year 2004
September 29, 2003 to January 18, 2004	$71.83	$53.47	$0.15
January 19, 2003 to April 11, 2004	79.24	66.42	0.15
April 12, 2004 to July 4, 2004	96.74	73.50	0.15
July 5, 2004 to September 26, 2004	96.00	73.21	0.15

Fiscal Year 2003
September 30, 2002 to January 19, 2003	$54.59	$40.51	$—
January 20, 2003 to April 13, 2003	58.18	44.77	—
April 14, 2003 to July 6, 2003	62.24	45.78	—
July 7, 2003 to September 28, 2003	56.24	45.90	—

As of November 30, 2004, there were 1,703 holders of record of Whole Foods Market’s common stock and the closing stock price was $90.77.

On November 12, 2003, the Company announced its first quarterly cash dividend. The first dividend of $0.15 per share, in the amount of $9.1 million, was paid on January 16, 2004 to shareholders of record as of January 6, 2004. The second divided of $0.15 per share, in the amount of $9.2 million, was paid on April 19, 2004 to shareholders of record as of April 9, 2004. The third dividend of $0.15 per share, in the amount of $9.4 million, was paid on July 19, 2004 to shareholders of record as of July 9, 2004, and the fourth dividend of $0.15 per share, in the amount of $9.4 million, was paid on October 18, 2004 to shareholders of record as of October 8, 2004. On November 10, 2004, the Company announced a 27% increase in its quarterly cash dividend to $0.19 per share. The first $0.19 per share dividend is payable on January 17, 2005 to shareholders of record as of January 7, 2005. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On January 31, 2004, the Company issued 238,735 shares of Company common stock, worth approximately $16 million, in a transaction that was exempt from the registration requirements of the Securities Act, to persons reasonably believed to be “accredited investors” (as defined in Regulation D) and paid additional cash to acquire Fresh & Wild Holdings Limited. The Company later filed a Registration Statement under the Securities Act to permit the resale of the Company shares.

The following table summarizes information about our Company’s equity compensation plans by type as of September 26, 2004 (in thousands):

Plan Category	Options Outstanding	Weighted Average Exercise Price	Options Available for Future Issuance
Approved by security holders	8,070	$51.38	5,567
Not approved by security holders	—	—	—

Total	8,070	$51.38	5,567

No repurchases of the Company’s equity securities were made during the fourth quarter of fiscal year 2004.

Item 6.	Selected Financial Data.

Whole Foods Market, Inc.

Summary Financial Information

(In thousands, except per share and operating data)

	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001	Sept. 24, 2000
Consolidated Statements of Operations Data (1)
Sales	$3,864,950	$3,148,593	$2,690,475	$2,272,231	$1,838,630
Cost of goods sold and occupancy costs	2,521,611	2,067,939	1,757,213	1,482,477	1,205,096

Gross profit	1,343,339	1,080,654	933,262	789,754	633,534
Direct store expenses	983,765	792,536	675,760	574,503	460,044
General and administrative expenses	119,800	100,693	95,871	82,440	60,054
Goodwill amortization	—	—	—	3,129	2,246
Pre-opening and relocation costs	10,459	12,091	12,485	8,539	10,497
Store closure and asset disposal costs	—	—	—	9,425	—

Operating income	229,315	175,334	149,146	111,718	100,693
Other income (expense):
Interest expense	(7,249)	(8,114)	(10,384)	(17,891)	(15,093)
Investment and other income (loss)	6,456	5,593	2,056	1,628	(8,015)

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	228,522	172,813	140,818	95,455	77,585
Provision for income taxes	91,409	69,126	56,327	38,182	34,584
Equity in losses of unconsolidated affiliates	—	—	—	5,626	14,074

Income from continuing operations before cumulative effect of change in accounting principle	137,113	103,687	84,491	51,647	28,927
Income (loss) from discontinued operations, net of income taxes	—	—	—	16,233	(33,383)

Income (loss) before cumulative effect of change in accounting principle	137,113	103,687	84,491	67,880	(4,456)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(375)

Net income (loss)	$137,113	$103,687	$84,491	$67,880	$(4,831)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$2.24	$1.76	$1.50	$0.96	$0.55
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.30	(0.63)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.01)

Net income (loss)	$2.24	$1.76	$1.50	$1.26	$(0.09)

Weighted average shares outstanding	61,324	59,035	56,385	53,664	52,248

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$2.09	$1.66	$1.40	$0.92	$0.53
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.29	(0.61)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.01)

Net income (loss)	$2.09	$1.66	$1.40	$1.21	$(0.09)

Weighted average shares outstanding, diluted basis	67,727	65,330	63,340	56,185	54,370

Dividends per share	$0.60	$—	$—	$—	$—

(continued)

Whole Foods Market, Inc.

Summary Financial Information (continued)

(In thousands, except per share and operating data)

	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001	Sept. 24, 2000
Consolidated Balance Sheets Data
Net working capital	$153,755	$124,100	$(4,157)	$(10,896)	$(11,929)
Total assets	1,519,793	1,196,820	943,201	829,171	760,399
Long-term debt (including current maturities)	170,743	168,715	167,741	256,649	305,954
Shareholders’ equity	988,439	776,176	589,086	409,357	307,157

Operating Data
Number of stores at end of fiscal year	163	145	135	126	117
Average store size (gross square footage)	32,000	31,000	31,000	29,000	27,000
Average weekly sales per store	$482,000	$424,000	$393,000	$353,000	$325,000
Comparable store sales increase (2)	14.9%	8.6%	10.0%	9.2%	8.6%
Identical store sales increase (2)	14.5%	8.1%	8.7%	8.0%	7.0%

(1)	Fiscal years 2004, 2003, 2002 and 2000 were 52-week years and fiscal year 2001 was a 53-week year.

(2)	Sales of a store are deemed to be “comparable” commencing in the fifty-third full week after the store was opened or acquired. Identical store sales excludes sales for remodels with expansions of square footage greater than 20% and relocations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of September 26, 2004, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 163 stores: 154 stores in 28 U.S. states and the District of Columbia; two stores in Canada; and seven stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first one to three years of operations. Our results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2004, 2003 and 2002 were 52-week years.

Executive Summary

Sales for fiscal year 2004 totaled approximately $3.9 billion, an increase of approximately 23% over the prior year, driven by 9% weighted average square footage growth and comparable store sales growth of 14.9%. We experienced sales growth across all regions, all departments and all age classes of stores. We set new weekly sales records in 84% of our stores during fiscal year 2004, and we had sales per gross square foot of $786. Sales for fiscal year 2003 totaled approximately $3.1 billion, an increase of approximately 17% over the prior year, with 11% weighted average square footage growth and comparable store sales growth of 8.6%. Sales for fiscal year 2002 totaled approximately $2.7 billion, an increase of approximately 18% over the prior year, with 16% weighted average square footage growth and comparable store sales growth of 10.0%.

Net income totaled $137.1 million, $103.7 million and $84.5 million for fiscal years 2004, 2003 and 2002, respectively, increasing year-over year by approximately 32%, 23% and 24%. Diluted earnings per share totaled $2.09, $1.66 and $1.40 for fiscal years 2004, 2003 and 2002, respectively.

Cash flows from operations totaled approximately $328.8 million, $279.5 million and $229.1 million for fiscal years 2004, 2003 and 2002, respectively. Our capital expenditures totaled approximately $265.0 million, $173.1 million and $161.4 million in fiscal years 2004, 2003 and 2002, respectively, including approximately $155.2 million, $89.0 million and $100.0 million, respectively, for new stores. We opened 12 stores during each of fiscal years 2004 and 2003, and opened 11 stores during fiscal year 2002, and we ended fiscal year 2004 with 163 stores.

Year over year, total assets increased 27% to $1.5 billion, total liabilities increased 26% to $531 million, and shareholders’ equity increased 27% to $988 million. At the end of fiscal year 2004, we had $171 million in long-term debt and $222 million in total cash and cash equivalents, including restricted cash.

The Company declared its first quarterly cash dividend of 15 cents per share on November 12, 2003. Four quarterly dividends of 15 cents per share each, or a total of approximately $37.1 million, were declared during fiscal year 2004. The Company announced a 27% increase in the Company’s quarterly dividend to $0.19 per share on November 10, 2004.

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.2	65.7	65.3

Gross profit	34.8	34.3	34.7
Direct store expenses	25.5	25.2	25.1
General and administrative expenses	3.1	3.2	3.6
Pre-opening and relocation costs	0.3	0.4	0.5

Operating income	5.9	5.6	5.5
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.4)
Investment and other income	0.2	0.2	0.1

Income before income taxes	5.9	5.5	5.2
Provision for income taxes	2.4	2.2	2.1

Net income	3.5%	3.3%	3.1%

Figures may not add due to rounding.

Sales

Sales increased 22.8%, 17.0% and 18.4% for fiscal years 2004, 2003 and 2002, respectively. Sales for all fiscal years shown reflect increases due to new stores opened and acquired and comparable store sales increases of approximately 14.9%, 8.6% and 10.0% in fiscal years 2004, 2003 and 2002, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales, which excludes sales for remodels with expansions of square footage greater than 20% and relocations, increased approximately 14.5%, 8.1%, and 8.7% in fiscal years 2004, 2003 and 2002, respectively. Sales from relocations and remodels with expansions of square footage greater than 20% are excluded from identical store sales data to reduce the impact of square footage growth on the comparison. Weighted average square footage growth from stores opened and acquired was approximately 9%, 11% and 16% for fiscal years 2004, 2003 and 2002, respectively. We believe our comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand. Sales for fiscal year 2004 were positively impacted by the United Food and Commercial Workers union strike at conventional grocery store retailers in Southern California during a span of approximately 20 weeks over our first and second quarters. Nineteen of our stores experienced an increase in sales due to the strike, 18 of which were in the comparable store base during those periods.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Our gross profit as a percentage of sales was 34.8%, 34.3% and 34.7% in fiscal years 2004, 2003 and 2002, respectively. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers as lower prices. Our pricing strategy continues to be market driven in grocery and Whole Body (nutritional supplements, vitamins, and body care), in which we aim to be competitively priced on the same or similar items. Our perishables may be priced at a premium to reflect the higher quality of product available in our stores. In all years, gross profit margins were also positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses

Direct store expenses as a percentage of sales was approximately 25.5%, 25.2% and 25.1% in fiscal years 2004, 2003 and 2002, respectively. For all years, higher direct operating expenses of new stores continue to have a partially offsetting impact on store contribution. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. We continue to focus on improvements in leveraging of labor, managing health care benefits plan costs and other direct expenses to produce incremental improvements in direct store expense as a percentage of sales.

General and Administrative Expenses

General and administrative expenses from continuing operations as a percentage of sales were 3.1%, 3.2% and 3.6% in fiscal years 2004, 2003 and 2002, respectively. Fiscal year 2004 and 2003 general and administrative expenses decreased as a percentage of sales due to our strong sales growth and focus on leveraging general and administrative expenses at both regional and national levels. Fiscal year 2002 general and administrative expenses reflect increased costs of infrastructure for the new South region and increases in other regions and the national office. We continue to focus on leveraging general and administrative expenses as a percentage of sales, but do not expect significant additional leverage in fiscal year 2005 over leverage generated in fiscal year 2004.

Pre-opening and Relocation Costs

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store and facility openings. Pre-opening costs are incurred primarily in the 30 days prior to a new store or facility opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening and relocation costs were approximately $10.5 million, $12.1 million and $12.5 million in fiscal years 2004, 2003 and 2002, respectively. Stores newly opened and relocated were as follows:

	2004	2003	2002
New stores	11	10	9
Relocated stores	1	2	2

Total stores opened	12	12	11

Interest Expense

Interest expense consists of costs related to our convertible subordinated debentures, senior notes and bank line of credit, net of capitalized interest associated with new store development and internally developed software. Interest expense, net of amounts capitalized, was approximately $7.2 million, $8.1 million and $10.4 million in fiscal years 2004, 2003 and 2002, respectively. These reductions in net interest expense reflect decreased utilization of our bank line of credit and lower average interest rates over the three-year period. We had no amounts outstanding on our bank line of credit during fiscal years 2004 or 2003.

Investment and Other Income

Investment and other income includes investment gains and losses, interest income, rental income and other income totaling approximately $6.5 million, $5.6 million and $2.1 million in fiscal years 2004, 2003 and 2002, respectively. During fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million. During fiscal year 2003, we recognized a pre-tax gain of approximately $3 million as a result of the distribution of our ownership share of gain from the sale of Blooming Prairie Cooperative, and pre-tax losses totaling approximately $1.4 million to adjust the carrying value of our common stock investments in Gaiam, Inc. to quoted market value for other-than-temporary impairment due to a sustained decline in market value of the stock below our carrying value.

Income Taxes

Our effective tax rate on income from continuing operations was approximately 40.0% for fiscal years 2004, 2003 and 2002. At September 26, 2004, we had domestic net operating loss carryforwards totaling approximately $32 million which will expire in 2020. We consider it more likely than not that all domestic net operating loss carryforwards will be utilized.

Business Combinations

On January 31, 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited (“Fresh & Wild”) for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. The acquisition of Fresh & Wild, which owned and operated seven natural and organic food stores in London and Bristol, England, provided a platform for expansion of the Whole Foods Market brand in the United Kingdom. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $30.5 million have been recorded as goodwill. The Company also agreed to an additional purchase price consideration contingent on the market price of Company common stock at January 31, 2006. If the market price of Company stock at January 31, 2006 is less than the market price at acquisition of $68.59 per share, those sellers who received and continuously hold through January 31, 2006 Company common stock are eligible to receive an amount, in stock, cash or any combination thereof, equal to the deficit multiplied by the number of shares continuously held.

Fresh & Wild results of operations are included in our consolidated income statements for the period beginning February 1, 2004 through September 26, 2004. John Mackey, our Chief Executive Officer and Walter Robb, our Co-President and Chief Operating Officer each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, as consideration for their ownership interest.

On October 27, 2003, we acquired certain assets of Select Fish LLC (“Select Fish”) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. All assets acquired relate to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.1 million have been recorded as goodwill. Select Fish results of operations are included in our consolidated income statements for the period beginning October 27, 2003 through September 26, 2004.

On October 31, 2001, we completed the acquisition of certain assets of Harry’s Farmers Markets, Inc. in exchange for approximately $36 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry’s Farmers Market trade name, distribution center and other support and office facilities. This transaction was accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $8.7 million have been recorded as goodwill. Results of these acquired operations are included in our consolidated statements of operations for the period beginning October 31, 2001 through September 29, 2002 and all subsequent periods.

Liquidity and Capital Resources

We generated cash flows from operating activities of approximately $328.8 million, $279.5 million and $229.1 million in fiscal years 2004, 2003 and 2002, respectively. Cash flows from operating activities represented our principal source of cash and resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital. We had cash and cash equivalent balances, including restricted cash, totaling approximately $221.5 million and $165.8 million at September 26, 2004 and September 28, 2003, respectively.

On October 1, 2004, we amended our credit facility to extend the maturity of our $100 million revolving line of credit to October 1, 2009. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness as defined in the agreement. At September 26, 2004 and September 28, 2003, we were in compliance with the applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.15% of the undrawn amount are payable under this agreement. At September 26, 2004 and September 28, 2003 no amounts were drawn under the agreement. The amounts available to the Company under the agreement were effectively reduced to $96.5 million and $80.2 million by outstanding letters of credit totaling approximately $3.5 million and $19.8 million at September 26, 2004 and September 28, 2003, respectively.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $158.8 million and $151.4 million at September 26, 2004 and September 28, 2003, respectively. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, representing approximately 3,280,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount totaling approximately $188 million and $241 million, respectively. No debentures were redeemed at the option of the holder on the potential redemption date of March 2, 2003. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

We also have outstanding senior unsecured notes that bear interest at 7.29% payable quarterly with a carrying amount of approximately $11.4 million and $17.1 million at September 26, 2004 and September 28, 2003, respectively. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006. Net cash provided by financing activities was approximately $22.9 million and $46.4 million in fiscal years 2004 and 2003, respectively.

Net cash used in financing activities was approximately $29.0 million in fiscal year 2002.

The following table shows payments due by period on contractual obligations as of September 26, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$158,791	$—	$158,791	$—
Senior notes	11,429	5,714	5,715	—
Capital lease obligations (including interest)	582	286	296	—
Operating lease obligations	2,023,958	103,117	475,968	1,444,873

Although the timing of any potential redemption is uncertain, the above table assumes convertible debentures will be redeemed at the option of the holder on March 2, 2008.

The following table shows expirations per period on commercial commitments as of September 26, 2004 (in thousands):

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

The Company declared its first quarterly cash dividend of 15 cents per share on November 12, 2003. Four quarterly dividends totaling 60 cents per share, or a total of approximately $37.1 million, were declared during fiscal year 2004. The Company announced a 27% increase in the Company’s quarterly dividend to $0.19 per share on November 10, 2004. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Over the past three fiscal years, our new store investment has averaged approximately $8.2 million per location. This excludes new store inventory of approximately $800,000, a portion of which is financed by our vendors, and pre-opening expenses, which have averaged approximately $640,000 per store over the past three fiscal years. As of November 10, 2004, we had signed leases for 53 stores averaging approximately 49,000 square feet in size. The following table provides information about the Company’s stores under development:

	November 10, 2004	November 12, 2003
Stores	53	35
Average store size (gross square feet)	49,000	45,000
As a percentage of existing store average size	155%	143%
Total square footage under development	2,600,000	1,600,000
As a percentage of existing square footage	50%	35%

We will incur additional capital expenditures during fiscal year 2005 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the second quarter of fiscal year 2004, the Company loaned $13.5 million to a third-party real estate developer in connection with the construction of a new Company store. During the second quarter of fiscal year 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited, which owned and operated seven natural and organic food stores in London and Bristol, England, for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. During the first quarter of fiscal year 2004, we acquired certain assets of Select Fish LLC, which owned and operated a seafood processing and distribution facility located in Seattle, Washington, in exchange for approximately $3 million in cash plus the assumption of certain liabilities. During the first quarter of fiscal year 2002, the Company completed the acquisition of three Harry’s Farmer’s Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $319.2 million, $175.8 million and $203.4 million in fiscal years 2004, 2003 and 2002, respectively. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.2% and 96.4% of inventories in fiscal years 2004 and 2003, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $11.2 million and $9.1 million at September 26, 2004 and September 28, 2003, respectively. Costs for the balance of inventories are determined by the first-in, first-out (“FIFO”) method.

Cost was determined using the retail method for approximately 50% and 56% of inventories in fiscal years 2004 and 2003, respectively. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 50% and 44% of inventories in fiscal years 2004 and 2003, respectively. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

Goodwill and Intangible Assets

We review goodwill for impairment on a reporting unit level annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. We determine fair value utilizing both a market value method and discounted projected future cash flows compared to our carrying value for the purpose of identifying impairment. Our evaluation of goodwill and intangible assets with indefinite useful lives for impairment requires extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results.

Recent Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) issued EITF No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” in November 2003. EITF Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective the beginning of the second quarter of fiscal year 2003. The adoption of EITF Issue No. 03-10 had no impact on our financial position or results of operations.

Disclaimer on Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the integration of acquired stores, the impact of competition and changes in government regulation. For a discussion of these and other risks and uncertainties that may affect our business, see “Item 1. Business - Additional Factors That May Affect Future Results.” The Company does not undertake any obligation to update forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes and changes in market values of our investments, notes receivable and long-term debt. We are not a party to any derivative arrangement and do not use financial instruments for trading or other speculative purposes. The impact of foreign exchange fluctuations on our foreign subsidiary is not material.

Interest Rate Risk

We seek to minimize the risks from interest rate fluctuations through ongoing evaluation of the composition of our investments and long-term debt. The Company holds interest-bearing instruments that are classified as cash and cash equivalents. These investments are of a short-term nature, and therefore changes in interest rates would not likely have a material impact on the valuation of these instruments or interest income. We classify our cash equivalent investments as available-for-sale and, accordingly, have recorded them at fair value on our balance sheets. We had cash equivalent investments totaling approximately $184.1 million and $162.0 million at September 26, 2004 and September 28, 2003, respectively. At September 26, 2004 and September 28, 2003, our cash equivalent investments earned an average interest rate of approximately 2.4% and 2.3%, respectively. At September 26, 2004 and September 28, 2003, an unrealized loss of approximately $0.4 million and an unrealized gain of approximately $0.1 million, respectively, related to cash equivalent investments was included as a component of shareholders’ equity. Our notes receivable and senior unsecured notes have fixed interest rates, and the fair value of these instruments is affected by changes in market interest rates. The notes receivable earn interest at a fixed rate of 3.75% and had a carrying amount and fair value of approximately $13.5 million at September 26, 2004. The senior unsecured notes bear interest at a fixed rate of 7.29% and had an outstanding balance of $11.4 million and $17.1 million at September 26, 2004 and September 28, 2003, respectively. At September 26, 2004 and September 28, 2003, the estimated fair value of the senior notes exceeded the carrying amount by approximately $0.6 million and $1.4 million, respectively. Should interest rates increase or decrease, the estimated fair value of the senior notes would decrease or increase accordingly.

Interest Rate and Market Risk

Our subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by both changes in the market price of our stock and changes in market interest rates. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and had an outstanding balance of approximately $158.8 million and $151.4 million at September 26, 2004 and September 28, 2003, respectively. At September 26, 2004 and September 28, 2003 the estimated fair value of the convertible debentures exceeded the carrying amount by approximately $137.1 million and $48.9 million, respectively. Should interest rates or the market value of our stock increase or decrease, the estimated fair value of the zero coupon subordinated debentures would decrease or increase accordingly.

Market Risk

We regularly review the carrying value of our investments to identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During fiscal year 2004, we sold all of our investments in Gaiam, Inc for approximately $1.8 million, resulting in a loss of approximately $0.5 million. Our investments in Gaiam, Inc., a public company, consisted of 80,000 unrestricted common shares, which were classified as available-for-sale securities and 250,000 restricted common shares, for which we accounted using the cost method. During fiscal year 2003 we recognized losses totaling approximately $1.4 million for other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. This impairment charge was recorded to adjust our investments in Gaiam, Inc. to quoted market value. At September 28, 2003 our unrestricted and restricted shares of Gaiam Inc. had an adjusted cost basis of approximately $0.6 million and $1.7 million, respectively, and a fair value of approximately $0.5 million and $1.5 million, respectively. At September 28, 2003, an unrealized loss of approximately $0.1 million related to our unrestricted shares was included as a component of shareholders’ equity.

Item 8.	Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets at September 26, 2004 and September 28, 2003	29
Consolidated Statements of Operations for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002	30
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002	31
Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002	32
Notes to Consolidated Financial Statements	33

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. (“the Company”) as of September 26, 2004 and September 28, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. as of September 26, 2004 and September 28, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 26, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

October 28, 2004

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 26, 2004 and September 28, 2003

Assets

	2004	2003
Current assets:
Cash and cash equivalents	$198,377	$165,779
Restricted cash	23,160	—
Trade accounts receivable	64,972	45,947
Merchandise inventories	152,912	123,904
Prepaid expenses and other current assets	16,702	12,447
Deferred income taxes	28,894	15,607

Total current assets	485,017	363,684
Property and equipment, net of accumulated depreciation and amortization	877,457	718,240
Long-term investments	—	2,206
Goodwill	112,186	80,548
Intangible assets, net of accumulated amortization	24,831	26,569
Other assets	20,302	5,573

Total assets	$1,519,793	$1,196,820

Liabilities and Shareholders’ Equity

	2004	2003
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,973	$5,806
Trade accounts payable	90,751	72,715
Accrued payroll, bonus and other benefits due team members	100,536	70,875
Dividends payable	9,361	—
Other accrued expenses	124,641	90,188

Total current liabilities	331,262	239,584
Long-term debt and capital lease obligations, less current installments	164,770	162,909
Deferred rent liabilities	13,566	13,349
Other long-term liabilities	1,581	2,301
Deferred income taxes	20,175	2,501

Total liabilities	531,354	420,644

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 62,771 and 60,299 shares issued, 62,407 and 60,070 shares outstanding in 2004 and 2003, respectively	535,107	423,297
Accumulated other comprehensive income	2,053	1,624
Retained earnings	451,279	351,255

Total shareholders’ equity	988,439	776,176

Commitments and contingencies

Total liabilities and shareholders’ equity	$1,519,793	$1,196,820

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	2004	2003	2002
Sales	$3,864,950	3,148,593	$2,690,475
Cost of goods sold and occupancy costs	2,521,611	2,067,939	1,757,213

Gross profit	1,343,339	1,080,654	933,262
Direct store expenses	983,765	792,536	675,760
General and administrative expenses	119,800	100,693	95,871
Pre-opening and relocation costs	10,459	12,091	12,485

Operating income	229,315	175,334	149,146
Other income (expense):
Interest expense	(7,249)	(8,114)	(10,384)
Investment and other income	6,456	5,593	2,056

Income before income taxes	228,522	172,813	140,818
Provision for income taxes	91,409	69,126	56,327

Net income	$137,113	$103,687	$84,491

Basic earnings per share	$2.24	$1.76	$1.50

Weighted average shares outstanding	61,324	59,035	56,385

Diluted earnings per share	$2.09	$1.66	$1.40

Weighted average shares outstanding, diluted basis	67,727	65,330	63,340

Dividends per share	$0.60	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 30, 2001	54,770	$251,679	$(5,369)	$(30)	$163,077	$409,357

Net income	—	—	—	—	84,491	84,491
Foreign currency translation adjustments	—	—	—	(112)	—	(112)
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(280)	—	(280)

Comprehensive income	—	—	—	(392)	84,491	84,099
Issuance of common stock	2,521	61,595	—	—	—	61,595
Issuance of common stock to 401(k) plan	106	4,475	—	—	—	4,475
Issuance of common stock from treasury	342	—	5,369	—	—	5,369
Tax benefit related to exercise of team member stock options	—	23,890	—	—	—	23,890
Other	—	301	—	—	—	301

Balances at September 29, 2002	57,739	341,940	—	(422)	247,568	589,086

Net income	—	—	—	—	103,687	103,687
Foreign currency translation adjustments	—	—	—	1,798	—	1,798
Reclassification adjustments for losses included in net income	—	—	—	280	—	280
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(32)	—	(32)

Comprehensive income	—	—	—	2,046	103,687	105,733
Issuance of common stock	2,263	52,270	—	—	—	52,270
Issuance of common stock to 401(k) plan	67	3,125	—	—	—	3,125
Tax benefit related to exercise of team member stock options	—	25,917	—	—	—	25,917
Other	1	45	—	—	—	45

Balances at September 28, 2003	60,070	423,297	—	1,624	351,255	776,176

Net income	—	—	—	—	137,113	137,113
Foreign currency translation adjustments	—	—	—	856	—	856
Reclassification adjustments for losses included in net income	—	—	—	88	—	88
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(515)	—	(515)

Comprehensive income	—	—	—	429	137,113	137,542
Dividends ($0.60 per share)	—	—	—	—	(37,089)	(37,089)
Issuance of common stock	2,092	59,518	—	—	—	59,518
Issuance of common stock in connection with acquisition	239	16,375	—	—	—	16,375
Tax benefit related to exercise of team member stock options	—	35,583	—	—	—	35,583
Other	6	334	—	—	—	334

Balances at September 26, 2004	62,407	$535,107	$—	$2,053	$451,279	$988,439

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$137,113	$103,687	$84,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,891	97,986	85,869
Loss on disposal of fixed assets	5,769	771	3,138
Deferred income tax expense (benefit)	4,387	5,712	10,018
Tax benefit related to exercise of team member stock options	35,583	25,917	23,890
Interest accretion on long-term debt	7,551	7,339	7,048
Other	(942)	10,102	4,011
Net change in current assets and liabilities:
Trade accounts receivable	(19,158)	(15,209)	(6,115)
Merchandise inventories	(27,868)	(17,714)	(3,096)
Prepaid expenses and other current assets	(2,940)	(1,755)	194
Trade accounts payable	12,515	13,005	5,859
Accrued payroll, bonus and other benefits due team member	29,646	11,516	17,609
Other accrued expenses	35,279	38,100	(3,381)

Net cash provided by operating activities	328,826	279,457	229,145

Cash flows from investing activities
Development costs of new store locations	(155,214)	(89,007)	(100,000)
Other property, plant and equipment expenditures	(109,739)	(84,103)	(61,385)
Acquisition of intangible assets	(584)	(6,456)	(1,241)
Increase in notes receivable	(13,500)	—	—
Increase in restricted cash	(23,160)	—	—
Payment for purchase of acquired entities, net of cash acquired	(18,873)	—	(35,978)
Other investing activities	1,916	3,763	(4,753)

Net cash used in investing activities	(319,154)	(175,803)	(203,357)

Cash flows from financing activities
Net proceeds from long-term borrowings	—	—	32,000
Dividends paid	(27,728)	—	—
Payments on long-term debt and capital lease obligations	(8,864)	(5,835)	(127,956)
Issuance of common stock	59,518	52,270	66,964

Net cash provided by (used in) financing activities	22,926	46,435	(28,992)

Cash flows from discontinued operations
Net cash provided by discontinued operations	—	3,044	14,007

Net increase in cash and cash equivalents	32,598	153,133	10,803
Cash and cash equivalents at beginning of year	165,779	12,646	1,843

Cash and cash equivalents at end of year	$198,377	$165,779	$12,646

Supplemental disclosures of cash flow information:
Interest paid	$2,127	$2,084	$5,224
Federal and state income taxes paid	60,372	16,375	26,030

Non-cash transactions:
Common stock issued in connection with acquisition	$16,375	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

(1) Description of Business

Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 24 years. We opened our first store in Texas in 1980 and, as of September 26, 2004, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 163 stores: 154 stores in 28 U.S. states and the District of Columbia; two stores in Canada; and seven stores in the United Kingdom.

(2) Summary of Significant Accounting Policies

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2004, 2003 and 2002 were 52-week years.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All significant majority-owned subsidiaries are consolidated on a line-by-line basis, and all significant intercompany accounts and transactions are eliminated upon consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

Restricted cash primarily relates to cash held as collateral to support projected workers’ compensation obligations which previously were secured by letters of credit outstanding under our line of credit facility.

Inventories

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.2% and 96.4% of inventories in fiscal years 2004 and 2003, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $11.2 million and $9.1 million at September 26, 2004 and September 28, 2003, respectively. Costs for the balance of inventories are determined by the first-in, first-out (“FIFO”) method.

Cost was determined using the retail method for approximately 50% and 56% of inventories in fiscal years 2004 and 2003, respectively. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 50% and 44% of inventories in fiscal years 2004 and 2003, respectively. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our largest supplier, United Natural Foods, Inc., accounted for approximately 20%, 18% and 14% of our total purchases in fiscal years 2004, 2003 and 2002, respectively.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Balances of inventories are as follows (in thousands):

	2004	2003
Manufactured inventories:
Raw materials	$4,305	$3,318
Finished goods	624	401

Total manufactured inventories	4,929	3,719

Other inventories, net of LIFO reserve	147,983	120,185

	$152,912	$123,904

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally three to 15 years) using the straight-line method. We provide amortization of leasehold improvements on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. We provide depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. Repair and maintenance costs are expensed as incurred. Interest costs on significant projects constructed or developed for the Company’s own use are capitalized as a separate component of the asset. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Investments

We classify as available-for-sale our cash equivalent investments and long-term investments in equity securities that have readily determinable fair values. Available-for-sale investments are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary or for a period greater than two fiscal quarters results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing. We determine fair value utilizing both a market value method and discounted projected future cash flows compared to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company commits to relocate a location, a charge to write down the related assets to their estimated net recoverable value is included in the “Pre-opening and relocation costs” line item in the Consolidated Statements of Operations.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Investments are stated at fair value with unrealized gains and losses included as a component of shareholders’ equity until realized.

The fair value of notes receivable and convertible subordinated debentures are estimated using quoted market prices. The fair value of senior unsecured notes is estimated by discounting the future cash flows at the rates currently available to us for similar debt instruments of comparable maturities. Carrying amounts and estimated fair values of our financial instruments other than those for which carrying amounts approximate fair values as noted above are as follows (in thousands):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable	$13,500	$13,530	$—	$—
Convertible subordinated debentures	158,791	295,923	151,449	200,396
Senior unsecured notes	11,429	12,009	17,143	18,507

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

Advertising

Advertising and marketing expense for fiscal years 2004, 2003 and 2002 was approximately $17.4 million, $15.4 million and $11.1 million, respectively. These amounts are shown net of vendor allowances received for co-operative advertising of approximately $1.0 million, $2.2 million and $2.2 million in fiscal years 2004, 2003 and 2002, respectively. Advertising costs are charged to expense as incurred and are included in the “Direct store expenses” line item in the Consolidated Statements of Operations. Effective the beginning of our second quarter of fiscal year 2003, allowances received for co-operative advertising in excess of identifiable advertising costs are recognized as a reduction to cost of goods sold when the related merchandise is sold.

Pre-opening and Relocation Costs

Pre-opening costs, which include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations, are expensed as incurred. Relocation costs, which consist of moving costs, remaining lease payments, accelerated depreciation costs, asset impairment costs, other costs associated with replaced facilities and other related expenses, are expensed as incurred.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Income Taxes

We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date.

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

As required by SFAS No. 123 and 148, we have determined pro forma net income and earnings per common share as if compensation costs had been determined based on the fair value of the options granted to team members and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0.76%	0.00%	0.00%
Risk-free interest rate	4.72%	2.78%	5.38%
Expected volatility	49.48%	51.09%	51.97%
Expected life, in years	3.30	3.72	3.68

Had we recognized compensation costs as prescribed by SFAS No. 123, net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

	2004	2003	2002
Net income:
As reported	$137,113	$103,687	$84,491
Pro forma expense, net of income taxes	(23,888)	(17,675)	(14,059)

Pro forma net income	$113,225	$86,012	$70,432

Basic earnings per share:
As reported	$2.24	$1.76	$1.50
Pro forma adjustment	(0.39)	(0.30)	(0.25)

Pro forma basic earnings per share	$1.85	$1.46	$1.25

Diluted earnings per share:
As reported	$2.09	$1.66	$1.40
Pro forma adjustment	(0.33)	(0.25)	(0.21)

Pro forma diluted earnings per share	$1.76	$1.41	$1.19

Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and convertible debt.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustment and unrealized gains and losses on marketable securities, net of income taxes. Comprehensive income is reflected in the consolidated statements of shareholders’ equity and comprehensive income. At September 26, 2004 and September 28, 2003, accumulated other comprehensive

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

income consisted of foreign currency translation adjustment gains of approximately $2.5 million and $1.7 million, respectively, and unrealized losses on marketable securities of approximately $0.5 million and $32,000, respectively.

Foreign Currency Translation

The Company’s Canadian and United Kingdom operations use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Segment Information

We operate in one reportable segment, natural foods supermarkets. We currently have two stores in Canada and seven stores in the United Kingdom. All of our remaining operations are domestic.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. We use estimates when accounting for depreciation and amortization, allowance for doubtful accounts, long-term investments, team member benefit plans, team member health insurance plans, workers’ compensation liabilities, income taxes, reorganization reserves and contingencies.

Reclassifications

Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation.

Recent Accounting Pronouncements

The EITF issued EITF No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” in November 2003. EITF Issue No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective the beginning of the second quarter of fiscal year 2003. The adoption of EITF Issue No. 03-10 had no impact on our financial position or results of operations.

(3) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2004	2003
Land	$17,485	$17,793
Buildings and leasehold improvements	643,258	563,154
Fixtures and equipment	608,934	509,481
Construction in progress and equipment not yet in service	103,698	45,936

	1,373,375	1,136,364
Less accumulated depreciation and amortization	495,918	418,124

	$877,457	$718,240

Depreciation and amortization expense related to property and equipment totaled approximately $108.9 million, $95.1 million and $82.3 million for fiscal years 2004, 2003 and 2002, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $1.9 million and $1.0 million at September 26, 2004 and September 28, 2003, respectively. Property and equipment includes approximately $2.1 million, $1.4 million and $1.3 million of interest capitalized during fiscal years 2004, 2003 and 2002, respectively. Development costs of new store locations totaled approximately $155.2 million, $89.0 million and $100.0 million in fiscal years 2004, 2003 and 2002, respectively. As of November 30, 2004, we had signed leases for 53 stores under development.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(4) Business Combinations

Fresh & Wild Holdings Limited

On January 31, 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited (“Fresh & Wild”) for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. The acquisition of Fresh & Wild, which owned and operated seven natural and organic food stores in London and Bristol, England, provided a platform for expansion of the Whole Foods Market brand in the United Kingdom. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $30.5 million have been recorded as goodwill. The Company also agreed to an additional purchase price consideration contingent on the market price of Company common stock at January 31, 2006. If the market price of Company stock at January 31, 2006 is less than the market price at acquisition of $68.59 per share, those sellers who received and continuously hold through January 31, 2006 Company common stock are eligible to receive an amount, in stock, cash or any combination thereof, equal to the deficit multiplied by the number of shares continuously held. Fresh & Wild results of operations are included in our consolidated statements of operations for the period beginning February 1, 2004 through September 26, 2004. John Mackey, our Chief Executive Officer and Walter Robb, our Co-President and Chief Operating Officer each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, as consideration for their ownership interest.

Select Fish LLC

On October 27, 2003, we acquired certain assets of Select Fish LLC (“Select Fish”) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. All assets acquired relate to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.1 million have been recorded as goodwill. Select Fish results of operations are included in our consolidated statements of operations for the period beginning October 27, 2003 through September 26, 2004.

Harry’s Farmers Markets

On October 31, 2001, we completed the acquisition of certain assets of Harry’s Farmers Markets, Inc. in exchange for approximately $36 million in cash plus the assumption of certain liabilities. The assets acquired are all assets relating to the three perishables superstores in Atlanta, Georgia, including but not limited to real estate, the Harry’s Farmers Market trade name, distribution center and other support and office facilities. This transaction was accounted for using the purchase method. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $8.7 million have been recorded as goodwill. Results of these acquired operations are included in our consolidated statements of operations for the period beginning October 31, 2001 through September 29, 2002 and all subsequent periods.

(5) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. We acquired goodwill totaling approximately $31.7 million in connection with the acquisition of Select Fish and Fresh and Wild during fiscal year 2004 and $8.7 million in connection with acquisition of Harry’s Farmers Market during fiscal year 2002. There was no impairment of goodwill or indefinite-lived intangible assets during fiscal years 2004, 2003 or 2002.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

All of our acquired identifiable intangible assets are amortized over the useful life of the related agreement. We acquired intangible assets totaling approximately $0.6 million and $6.5 million during fiscal years 2004 and 2003, respectively, consisting primarily of acquired leasehold rights. Amortization associated with intangible assets totaled approximately $3.0 million and $2.9 million during fiscal years 2004 and 2003, respectively. The components of intangible assets were as follows (in thousands):

	2004		2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Contract-based	$36,088	$(12,467)	$34,816	$(10,082)
Marketing-related and other	3,599	(2,389)	3,440	(1,605)

Amortization associated with the net carrying amount of intangible assets is estimated to be $3.0 million in fiscal year 2005, $2.4 million in fiscal year 2006, $1.6 million in fiscal year 2007, $1.5 million in fiscal year 2008 and $1.4 million in fiscal year 2009.

(6) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

	2004	2003
Obligations under capital lease agreements for equipment, due in monthly installments through 2006	$523	$36
Senior unsecured notes	11,429	17,143
Convertible debentures, including accreted interest	158,791	151,449
Other notes payable	—	87

	170,743	168,715
Less current installments	5,973	5,806

	$164,770	$162,909

On October 1, 2004, we amended our credit facility to extend the maturity of our $100 million revolving line of credit to October 1, 2009. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness as defined in the agreement. At September 26, 2004 and September 28, 2003, we were in compliance with the applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.15% of the undrawn amount are payable under this agreement. At September 26, 2004 and September 28, 2003 no amounts were drawn under the agreement. The amounts available to the Company under the agreement were effectively reduced to $96.5 million and $80.2 million by outstanding letters of credit totaling approximately $3.5 million and $19.8 million at September 26, 2004 and September 28, 2003, respectively.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $158.8 million and $151.4 million at September 26, 2004 and September 28, 2003, respectively. The debentures have an effective yield to maturity of 5 percent and a principal amount at maturity on March 2, 2018 of approximately $308.8 million. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures have a conversion rate of 10.640 shares per $1,000 principal amount at maturity, representing approximately 3,280,000 shares. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount totaling approximately $188 million and $241 million, respectively. No debentures were redeemed at the option of the holder on the potential redemption date of March 2, 2003. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness.

We also have outstanding senior unsecured notes that bear interest at 7.29% payable quarterly with a carrying amount of approximately $11.4 million and $17.1 million at September 26, 2004 and September 28, 2003, respectively. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006.

(7) Leases

The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2004 to 2040. Rental

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

expense charged to operations under operating leases for fiscal years 2004, 2003 and 2002 totaled approximately $89.0 million, $77.4 million and $66.8 million, respectively. Amortization of equipment under capital lease is included with depreciation expense. Minimum rental commitments required by all non-cancelable leases are approximately as follows (in thousands):

	Capital	Operating
2005	$286	$103,117
2006	241	112,989
2007	55	121,547
2008	0	122,757
2009	0	118,675
Future fiscal years	0	1,444,873

	582	$2,023,958

Less amounts representing interest	59

	523
Less current installments	259

	$264

Minimum rentals for operating leases do not include certain amounts of contingent rentals that may become due under the provisions of leases for retail space. These agreements provide that minimum rentals may be increased based on a percent of annual sales from the retail space. During fiscal years 2004, 2003 and 2002, we paid contingent rentals of approximately $4.8 million, $4.2 million and $3.7 million, respectively. Certain operating leases for facilities provide for scheduled rental increases or rental increases based on price indices. No asset retirement obligations have been incurred associated with operating leases. Sublease rental income totaled approximately $1.5 million, $1.1 million and $0.9 million during fiscal years 2004, 2003 and 2002, respectively.

John P. Mackey and Glenda Flanagan, executive officers of the Company, own approximately 51% and 2%, respectively, of BookPeople, Inc., a retailer of books and periodicals that is unaffiliated with the Company, which leases retail space in Austin, Texas from the Company. The lease provides for an aggregate annual minimum rent of approximately $0.4 million which the Company received in rental income in fiscal years 2004, 2003 and 2002. The Company expects to assign the rights associated with this lease during fiscal year 2005 in connection with the relocation of its corporate headquarters.

(8) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2004	2003	2002
Current federal income tax	$70,750	$51,682	$41,111
Current state income tax	16,272	11,732	5,198

Total current tax	87,022	63,414	46,309

Deferred federal income tax	4,719	5,636	7,395
Deferred state income tax	(332)	76	2,623

Total deferred tax	4,387	5,712	10,018

Total income tax expense	$91,409	$69,126	$56,327

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2004	2003	2002
Federal tax based on statutory rates
Increase (reduction) in income taxes resulting from:	$79,983	$60,485	$49,286
Increase (decrease) in valuation allowance	—	(42)	(295)
Deductible state income taxes	(5,579)	(4,133)	(2,738)
Other, net	1,065	1,008	2,253

Total federal taxes	75,469	57,318	48,506
State income taxes	15,940	11,808	7,821

Total income tax expense	$91,409	$69,126	$56,327

Current income taxes payable as of September 26, 2004 and September 28, 2003 were approximately $13.6 million and $22.3 million, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2004	2003
Deferred tax assets:
Compensation related costs	$23,810	$16,246
Insurance related costs	5,223
Inventories, principally due to additional costs inventoried for tax purposes	2,549	2,663
Lease termination and other merger accruals	1,056	1,889
Rent differential, principally due to financial reporting of pro rata expense	5,842	5,757
Net domestic and international operating loss carryforwards	20,012	16,345
Capital loss carryforwards	7,231	8,603
Other	878	11

Gross deferred tax assets	66,601	51,514
Valuation allowance	(15,725)	(8,603)

	50,876	42,911

Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(40,585)	(27,643)
Capitalized costs expensed for tax purposes	(1,572)	(1,536)
Other	—	(626)

	(42,157)	(29,805)

Net deferred tax asset	$8,719	$13,106

Deferred taxes have been classified on the consolidated balance sheets as follows:

	2004	2003
Current assets	$28,894	$15,607
Noncurrent liabilities	(20,175)	(2,501)

Net deferred tax asset	$8,719	$13,106

We have provided valuation allowances of approximately $15.7 million for deferred tax assets associated with international operating loss carryforwards and capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by approximately $7.1 million in fiscal year 2004 primarily due to current and acquired international loss carryforwards. As of September 26, 2004 we had domestic net operating loss carryforwards totaling approximately $32 million which will expire in 2020 and international net operating loss carryforwards totaling approximately $25 million, of which $9 million will expire in 2011 and $16 million have an indefinite life. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(9) Investments

We had short-term cash equivalent investments totaling approximately $184.1 million and $162.0 million at September 26, 2004 and September 28, 2003, respectively. At September 26, 2004 and September 28, 2003, an unrealized loss of approximately $0.4 million and an unrealized gain of approximately $0.1 million, respectively, related to cash equivalent investments was included as a component of shareholders’ equity.

During fiscal year 2004, we sold all of our investments in Gaiam, Inc for approximately $1.8 million, resulting in a loss of approximately $0.5 million. Our investments in Gaiam, Inc., a public company, consisted of 80,000 unrestricted common shares, which were classified as available-for-sale securities and 250,000 restricted common shares, for which we accounted using the cost method. During fiscal year 2003 we recognized losses totaling approximately $1.4 million for other-than-temporary impairment of our unrestricted and restricted investments in Gaiam, Inc. common stock due to a sustained decline in market value of the stock below our carrying value. This impairment charge was recorded to adjust our investments in Gaiam, Inc. to quoted market value. As of September 28, 2003 our unrestricted shares of Gaiam, Inc. had a carrying value and fair value of approximately $0.5 million and our restricted shares of Gaiam, Inc. had an adjusted cost basis of approximately $1.7 million.

(10) Discontinued Operations

In November 2000, the Company adopted a formal plan to sell the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business was accounted for and presented as discontinued operations in the consolidated financial statements. During fiscal year 2002, we completed the sale of the facility in Thornton, Colorado that was used by NatureSmart for approximately $15 million in cash. During fiscal year 2003, we completed the sale of an undeveloped property in Westminster, Colorado that was associated with discontinued operations for approximately $3.0 million in cash. At September 26, 2004, substantially all activities associated with discontinued operations have been completed.

(11) Shareholders’ Equity

Dividends

On November 12, 2003, the Company announced its first quarterly cash dividend. The first dividend of $0.15 per share, in the amount of $9.1 million, was paid on January 16, 2004 to shareholders of record as of January 6, 2004. The second divided of $0.15 per share, in the amount of $9.2 million, was paid on April 19, 2004 to shareholders of record as of April 9, 2004. The third dividend of $0.15 per share, in the amount of $9.4 million, was paid on July 19, 2004 to shareholders of record as of July 9, 2004, and the fourth dividend of $0.15 per share, in the amount of $9.4 million, was paid on October 18, 2004 to shareholders of record as of October 8, 2004. On November 10, 2004, the Company announced a 27% increase in its quarterly cash dividend to $0.19 per share. The first $0.19 per share dividend is payable on January 17, 2005 to shareholders of record as of January 7, 2005.

Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $50 million in outstanding shares of Company common stock. In fiscal year 2002, we reissued shares from treasury at average cost for certain options exercised. During fiscal year 2002, approximately 342,000 shares were reissued from treasury for a total of approximately $5.4 million. At September 26, 2004 and September 28, 2003, we had no shares of Company common stock in treasury.

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

(12) Earnings per Share

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

	2004	2003	2002
Net income (numerator for basic earnings per share)	$137,113	$103,687	$84,491
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	4,697	4,481	4,272

Adjusted net income (numerator for diluted earnings per share)	$141,810	$108,168	$88,763

Weighted average common shares outstanding (denominator for basic earnings per share)	61,324	59,035	56,385
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,281	3,285	3,286
Assumed exercise of stock options	3,122	3,010	3,669

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	67,727	65,330	63,340

Basic earnings per share	$2.24	$1.76	$1.50

Diluted earnings per share	$2.09	$1.66	$1.40

The computation of diluted earnings per share does not include options to purchase approximately 3,000 shares, 1.2 million shares and 0.6 million shares of common stock at the end of fiscal years 2004, 2003 and 2002, respectively, because to do so would be antidilutive.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(13) Team Member Benefit Plans

Team Member Stock Option Plans

Our Company grants options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 2004, 2003 and 2002 expire seven years from date of grant. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company’s previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 26, 2004, September 28, 2003 and September 29, 2002, approximately 5.6 million, 2.2 million and 1.3 million shares of our common stock, respectively, were available for future option grants. The following table summarizes option activity (in thousands, except per share data):

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at September 30, 2001	9,740	$22.35
Options granted	1,802	46.40
Options exercised	(2,854)	23.33
Options canceled	(404)	26.79

Balance at September 29, 2002	8,284	$27.04
Options granted	2,188	55.60
Options exercised	(2,230)	22.62
Options canceled	(378)	27.79

Balance at September 28, 2003	7,864	$35.06
Options granted	2,620	79.08
Options exercised	(2,077)	28.25
Options canceled	(337)	47.80

Balance at September 26, 2004	8,070	$51.38

A summary of options outstanding and exercisable at September 26, 2004 follows (in thousands, except per share data):

			Options Outstanding		Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
From	To
$0.45	$20.94	944	2.04	$18.45	940	$18.44
20.94	43.53	1,653	2.92	25.89	1,040	27.02
43.53	53.00	1,170	4.57	46.94	393	46.85
53.00	76.61	1,769	5.52	55.79	303	55.64
76.61	84.12	2,534	6.61	79.26	—	—

Total		8,070	4.78	$51.38	2,676	$30.18

At September 28, 2003 and September 29, 2002, approximately 2.8 million and 3.1 million outstanding options, respectively, were exercisable. The weighted average exercise price for outstanding exercisable options was $24.85 and $22.32 at September 28, 2003 and September 29, 2002, respectively. The weighted average estimated fair values at grant date of team member stock options granted during fiscal years 2004, 2003 and 2002 were $29.37, $22.43 and $20.25, respectively.

Team Member Stock Purchase Plan

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. We issued approximately 16,000, 14,000 and 15,000 shares under this plan in fiscal years 2004, 2003 and 2002, respectively.

Team Member 401(k) Plan

Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 service hours in one year. The Company did not make a matching contribution to the plan in fiscal year 2004. Matching contributions totaling approximately $3.1 million and $4.5 million in fiscal years 2003 and 2002, respectively, were made in newly issued Company common stock totaling approximately 67,000 shares and 106,000 shares, respectively.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(14) Quarterly Results (unaudited)

The Company’s first quarter consists of 16 weeks, and the second, third and fourth quarters consist of 12 weeks. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 26, 2004 and September 28, 2003 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2004
Sales	$1,118,148	$902,141	$917,355	$927,306
Cost of goods sold and occupancy costs	733,003	582,239	600,404	605,965

Gross profit	385,145	319,902	316,951	321,341
Direct store expenses	281,896	229,469	232,122	240,278
General and administrative expenses	35,869	28,783	27,551	27,597
Pre-opening and relocation costs	1,796	2,536	2,928	3,199

Operating income	65,584	59,114	54,350	50,267
Other income (expense)
Interest expense	(2,478)	(1,859)	(1,319)	(1,593)
Investment and other income	1,464	1,503	1,782	1,707

Income before income taxes	64,570	58,758	54,813	50,381
Provision for income taxes	25,828	23,504	21,924	20,153

Net income	$38,742	$35,254	$32,889	$30,228

Basic earnings per share	$0.64	$0.58	$0.53	$0.48

Diluted earnings per share	$0.60	$0.54	$0.50	$0.46

Dividends per share	$0.15	$0.15	$0.15	$0.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2003
Sales	$923,760	$725,139	$749,043	$750,651
Cost of goods sold and occupancy costs	609,190	475,190	490,424	493,135

Gross profit	314,570	249,949	258,619	257,516
Direct store expenses	233,544	180,896	186,918	191,178
General and administrative expenses	31,176	23,289	23,930	22,298
Pre-opening and relocation costs	3,836	1,951	2,369	3,935

Operating income	46,014	43,813	45,402	40,105
Other income (expense)
Interest expense	(2,565)	(2,021)	(1,907)	(1,621)
Investment and other income (expense)	(720)	817	4,292	1,204

Income before income taxes	42,729	42,609	47,787	39,688
Provision for income taxes	17,092	17,043	19,115	15,876

Net income	$25,637	$25,566	$28,672	$23,812

Basic earnings per share	$0.44	$0.44	$0.48	$0.40

Diluted earnings per share	$0.42	$0.41	$0.45	$0.38

Dividends per share	$—	$—	$—	$—

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors and Executive Officers

David W. Dupree, 51, has served as director of the Company since August 1996. Since 1999, Mr. Dupree has been a Managing Director of The Halifax Group, a limited partnership founded to pursue small and mid-cap investment opportunities. Mr. Dupree also serves on the board of Insight Health Services Corp.

Dr. John B. Elstrott, 56, has served as a director of the Company since February 1995. Dr. Elstrott is a Clinical Professor of Entrepreneurship and the founding director of the Levy-Rosenblum Institute for Entrepreneurship at Tulane University’s Freeman School of Business, which was started in 1991. He has been on the faculty at Tulane since 1982. Mr. Elstrott also serves on the board of Spectrum Organic Products, Inc.

Avram J. Goldberg, 75, has served as a director of the Company since May 1994. Mr. Goldberg has been the Chairman of the Board of AVCAR Group, Ltd., a consulting firm specializing in the retail industry, since 1989. Previously, he served as Chairman and CEO of The Stop & Shop Companies, Inc., a major supermarket and retail general merchandise company.

Gabrielle E. Greene, 44, has served as director of the Company since September 2003. Since January 2002, Ms. Greene has served as Chief Financial Officer of the Villanueva Companies, a private holding company with diverse investment interests. From August 2000 until January 2002, Ms. Greene served as CFO of Crown Services, a construction services company. From January 1998 until August 2000, Ms. Greene was a partner in BE/Greenwich Street Capital, a private equity firm.

John P. Mackey, 51, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980. Mr. Mackey also served as President from June 2001 to October 2004.

Linda A. Mason, 50, has served as a director of the Company since March 2002. Ms. Mason is co-founder and Chairman of the Board of Bright Horizons Family Solutions, the world’s leading provider of employer sponsored child care, early education and work/life solutions. Ms. Mason served as President of Bright Horizons from 1986 until becoming Chairman in July 1998. Ms. Mason previously served as a director of the Company from July 1992 until January 2000 when she resigned due to other business commitments.

Morris J. Siegel, 55, has served as director of the Company since September 2003. Mr. Siegel is currently self-employed, operating Capitol Peaks, an investment firm. Mr. Siegel was the co-founder of Celestial Seasonings, Inc. serving as Chairman and CEO from 1970 until 2002. Celestial Seasonings merged with The Hain Food Group forming The Hain Celestial Group of which Mr. Siegel served as Vice Chairman from 2000 until retiring in 2002. Mr. Siegel also serves on the board of CNS Pharmaceutical Company.

Dr. Ralph Z. Sorenson, 71, has served as a director of the Company since December 1994. Dr. Sorenson is Managing Partner of the Sorenson Limited Partnership, a venture investment partnership. Dr. Sorenson is President Emeritus of Babson College and Professor Emeritus and former Dean of the University of Colorado College of Business Administration. Dr. Sorenson also serves as a director of Eaton Vance Corp.

For information about executive officers of the Company as of November 30, 2004, see “Item 1. Business. – Executive Officers and Regional Presidents.”

The Company’s Board of Directors has determined that all Audit Committee members are financial experts. The Audit Committee consists of David W. Dupree, Dr. John B. Elstrott, Avram J. Goldberg and Gabrielle E. Greene.

The Company has adopted a Code of Conduct and Ethics for Team Members and Directors pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Conduct and Ethics is publicly available on our Company website at http://www.wholefoodsmarket.com/investor/codeofconduct.pdf.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable shareholders timely filed these reports except for the late reporting of the following: Lee Valkenaar was late reporting a 12,000 share option grant issued September 2004. David Dupree was late reporting a purchase of 1,250 shares in August 2004, Anthony Gilmore was late reporting a sale of 230 shares in June 2004 and David Lannon was late reporting a sale of 186 shares in May 2004. The Company believes all other transactions required to be reported during fiscal year 2004 were reported on a timely basis.

Item 11.	Executive Compensation.

Summary of Executive Compensation

The following table includes information concerning compensation for the three-year period ended September 26, 2004 in reference to our Chief Executive Officer and the other four most highly compensated executive officers of the Company.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Other Compensation (2)		Stock Options Granted
John P. Mackey Chairman of the Board and Chief Executive Officer	2004 2003 2002	$342,000 326,000 302,000	$118,000 114,000 278,000	$	— — 4,891	13,750 8,000 4,000

Glenda Flanagan Executive Vice President and Chief Financial Officer	2004 2003 2002	277,000 264,000 245,000	128,000 94,000 223,000		— — 4,127	11,500 8,000 4,000

A. C. Gallo Co-President and Chief Operating Officer	2004 2003 2002	296,000 282,000 261,000	88,000 104,000 174,000		— — 3,815	13,000 8,000 4,000

Walter Robb Co-President and Chief Operating Officer	2004 2003 2002	296,000 282,000 261,000	163,000 85,000 201,000		— — 5,711	13,650 8,000 4,000

James P. Sud Executive Vice President of Growth and Business Development	2004 2003 2002	277,000 264,000 245,000	128,000 94,000 223,000		— — —	11,500 8,000 4,000

(1)	We have a policy that limits the cash compensation paid to any officer in the calendar year to fourteen times the average salary of all full time Team Members. For 2004, this salary cap was approximately $427,000. In the rare instances in which total amounts earned exceed the salary cap, the excess is deferred to the following year; however, 2004 is the last year in which such deferral is permitted by our policy. Salary and bonus amounts actually received by named officers during the year may be more or less than amounts shown above due to payment of amounts earned and deferred in prior years, officers electing to take time-off without pay, and deferral of amounts due to salary cap limitations. Total cash compensation amounts actually paid during 2004, 2003 and 2002, respectively, were as follows: Mr. Mackey, $368,000, $409,000 and $331,000; Ms. Flanagan, $366,000, $406,000 and $191,000; Mr. Gallo, $384,000, $386,000 and $376,000; Mr. Robb, $426,000, $409,000 and $389,000; and Mr. Sud, $380,000, $357,000 and $371,000.

(2)	Except as otherwise indicated, the amounts reflect our contributions on behalf of the persons indicated to the Whole Foods Market 401(k) plans.

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

Stock Options

The following table sets forth certain information with respect to the options granted during or for the fiscal year ended September 26, 2004 to each of our executive officers listed in the Summary Compensation Table as shown under the caption “Executive Compensation.”

	Number of Options Granted	Total Options Granted to Employees in Fiscal Year		Exercise or Base Price in Dollars per Share (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name						5%	10%
John P. Mackey	3,000 6,000 4,750		(3) (3) (3)	$59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	$72,973 193,503 158,740	$170,058 450,944 369,931

Glenda Flanagan	3,000 6,000 2,500		(3) (3) (3)	59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	72,973 193,503 83,547	170,058 450,944 194,700

A.C. Gallo	3,000 6,000 4,000		(3) (3) (3)	59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	72,973 193,503 133,676	170,058 450,944 311,521

Walter Robb	3,000 6,000 4,650		(3) (3) (3)	59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	72,973 193,503 152,934	170,058 450,944 356,402

James P. Sud	3,000 6,000 2,500		(3) (3) (3)	59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	72,973 193,503 83,547	170,058 450,944 194,700

(1)	The 5% and 10% assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not reflect our estimates or projections of future prices of the shares of our common stock. There can be no assurance that the amounts reflected in this table will be achieved.

(2)	Closing price of common stock at date of grant.

(3)	Less than 1%.

The following table includes certain information with respect to the options exercised or held by the executive officers named above during the year ended September 26, 2004. The number of options held at September 26, 2004 includes options granted under the 1992 Option Plan for Team Members.

	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at September 26, 2004		Value of Unexercised In-the-Money Options (2) at September 26, 2004
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Mackey	18,540	$1,013,893	62,000	19,000	$3,878,600	$492,135

Glenda Flanagan	36,000	1,844,770	42,000	19,000	2,592,125	492,135

A.C. Gallo	7,686	447,016	31,752	25,000	1,885,836	863,265

Walter Robb	7,350	418,387	47,050	24,750	2,753,036	847,801

James P. Sud	31,200	1,781,800	34,000	19,000	1,968,285	492,135

(1)	Of shares exercised, the following amounts were due to options expiring during the fiscal year: Mr. Mackey, 18,540 shares; Ms. Flanagan, 36,000 shares; Mr. Robb, 3,850 shares; and Mr. Sud, 28,000 shares.

(2)	Based upon the market price received for the underlying shares of common stock of Whole Foods Market received upon exercise and the option exercise price.

(3)	Based upon the closing price of the common stock of Whole Foods Market on September 24, 2004 ($84.73 per share) and the exercise price of the options.

Compensation of Directors

Each of our non-employee directors receives $4,515 for each Board of Directors’ meeting attended and $2,258 for attendance via telephone. For each telephone Board meeting which is between one to two hours in length and in which a majority of directors participate, a $827 fee is paid. For each telephone Board meeting greater than two hours, a $1,050 fee is paid. Each Board Committee Chair receives a quarterly retainer of $1,313. Each committee member receives $827 for each Board Committee meeting attended in conjunction with a Board meeting, and $3,308 for each Board Committee meeting attended in person apart from a Board meeting. The Lead Director and the Mergers and Acquisitions Director, both of whom are selected annually by the Board of Directors, are paid quarterly retainers of $8,269 and $1,575 respectively. All directors are paid a quarterly retainer of $2,500.

In addition, directors are reimbursed for reasonable expenses incurred in attending Board of Directors’ meetings. None of the non-employee directors received any compensation from the Company other than as described above. Mr. Mackey, who is the only director who is also an employee of the Company, is not a member of any Board committees and does not receive any additional compensation for serving on the Board of Directors.

Under our option plan for outside directors, each newly elected director receives as of the date of his or her initial election or appointment to the Board an option to purchase 10,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. If incumbent directors have attended at least two-thirds of the meetings of our Board of Directors held in the preceding year, they each receive an annual grant at an exercise price equal to the closing price of our common stock on the date of grant. In 2004 the option grant was 3,000 shares per director, granted on May 6, 2004.

Compensation Committee Interlocks and Insider Participation

No member of our Board’s Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Board’s Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table presents the beneficial ownership of our common stock as of November 23, 2004, except as noted, for (i) each person beneficially owning more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table and (iv) all of our directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder possesses sole voting and investment power with respect to its or his shares.

	Shares Owned (1)
Name	Number	Percent
Jennison Associates LLC. (2)	6,386,081	10%
FMR Corp. (3)	5,808,697	9%
W.P. Stewart & Co. Ltd. (4)	3,448,695	5%
David W. Dupree	28,950	*
Dr. John B. Elstrott	20,650	*
Glenda Flanagan	97,974	*
A.C. Gallo	37,004	*
Avram J. Goldberg	29,750	*
Gábriélle E. Greene	2,532	*
John P. Mackey	638,359	1%
Linda Mason	10,250	*
Walter Robb	60,057	*
Morris J. Siegel	2,500	*
Dr. Ralph Z. Sorenson	26,750	*
James P. Sud	100,476	*
All 23 directors and officers as a group	1,227,780	2%

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	Shares issuable upon exercise of stock options that are exercisable within 60 days after November 23, 2004, are treated as beneficially owned as follows: Mr. Dupree, 21,504; Mr. Elstrott, 9,750; Ms. Flanagan, 43,250; Mr. Gallo, 33,002; Mr. Goldberg, 20,750; Ms. Greene, 2,500; Mr. Mackey, 63,250; Ms. Mason, 5,750; Mr. Robb, 43,208; Mr. Siegel, 2,500; Mr. Sorenson, 16,750; Mr. Sud, 33,250; and all directors and executive officers as a group, 454,862.

(2)	Based on information contained in Schedule 13G, as filed on October 31, 2004. The address of such shareholder is 466 Lexington Avenue, 18th floor, New York, New York 10017-3151.

(3)	Based on information contained in Schedule 13F, as filed on September 30, 2004. The address of such shareholder is 82 Devonshire Street, Boston, Massachusetts 02109-3614.

(4)	Based on information contained in Schedule 13F, as filed on September 30, 2004. The address of such shareholder is 527 Madison Avenue 20th floor, New York, New York 10022-4304.

For information about our Company’s securities authorized for issuance under equity compensation plans as of September 26, 2004 see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions.

John P. Mackey and Glenda Flanagan, executive officers of the Company, own approximately 51% and 2%, respectively, of BookPeople, Inc., a retailer of books and periodicals that is unaffiliated with the Company, which leases retail space in Austin, Texas from the Company. The lease provides for an aggregate annual minimum rent of approximately $0.4 million which the Company received in rental income in fiscal years 2004, 2003 and 2002. The Company expects to assign the rights associated with this lease during fiscal year 2005 in connection with the relocation of its corporate headquarters.

During fiscal year 2004, the Company acquired all of the outstanding stock of Fresh & Wild, which owned and operated seven natural and organic food stores in London and Bristol, England for a total of approximately $20 million in cash and approximately $16 million in Company common stock. John P. Mackey and Walter Robb, executive officers of the Company, each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, as consideration for their ownership interest.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended September 26, 2004 and September 28, 2003, and fees for other services rendered by Ernst & Young LLP during those periods (in thousands):

	2004	2003
Audit fees	$351	$292
Audit-related fees	51	41
Tax fees	15	64
All other fees	55	78

Total	$472	$475

Services rendered by Ernst & Young in connection with fees presented above were as follows:

Audit Fees

Annual audit fees relate to services rendered in connection with the audit of the Company’s consolidated financial statements, the quarterly reviews of financial statements included in the Company’s Forms 10-Q and consents included in other SEC filings.

Audit-Related Fees

Audit-related services include fees for benefit plan audits and consultation on accounting standards or transactions.

Tax Fees

Tax services include fees for tax compliance, tax advice, tax planning and tax preparation of Forms 5500 and expatriate returns.

All Other Fees

All other services include fees for internal control documentation assistance pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act and certification of price paid for green coffee at our coffee roasting facility.

The Audit Committee considers whether the provision of these services is compatible with maintaining the auditor’s independence, and has determined such services for fiscal years 2004 and 2003 were compatible.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of the independent auditor. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules: No schedules are required.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below

(b)	Exhibits

3.1	Restated Articles of Incorporation of the Registrant, as amended (7)

3.2	By-laws of the Registrant adopted May 23, 1995, as amended (7)

4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (3)

4.2	Indentures between the Company and Chase Bank of Texas, National Association, as Trustee (3)

4.3	Shareholder Rights Agreement, dated September 22, 1999, between the Registrant, Whole Foods Market, Inc. and Securities Transfer Corporation (5)

10.1	1993 Team Member Stock Ownership Plan (1)

10.2	Form of Retention Agreement between the executive officers of the Registrant and the Registrant (2)

10.3	Form of amendment to Retention Agreement (1)

10.4	Third Amended and Restated Credit Agreement, dated October 1, 2004, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank, Wells Fargo Bank, National Association, Wachovia Bank, National Association, and Fleet National Bank, Standard Federal Bank, National Association, US Bank, National Association (6)

10.5	1992 Stock Option Plan for Team Members, as amended (1)

10.6	1992 Stock Option Plan for Outside Directors (1)

10.7	1993 Team Member Stock Purchase Plan (1)

10.8	Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (4)

10.9	Fresh Fields Markets, Inc. 1994 Director Stock Option Plan with amendments thereto (4)

12.1	Computation of Ratio of Earnings to Fixed Charges (8)

21.1	Subsidiaries of the Registrant (8)

23.1	Consent of Ernst & Young LLP (8)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) (8)

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) (8)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (8)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (8)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.

(3)	Filed as an exhibit to Registration Statement on Form S-3 filed April 30, 1998 (No. 333-51419) and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-8 filed August 30, 1996 (No. 333-11271) and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 8-K filed September 28, 1999 (No. 033-44214) and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Form 8-K filed October 10, 2004 (No. 000-19797) and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 10-K for the year ended September 28, 2003 filed December 23, 2003 (No. 000-19797) and incorporated herein by reference.

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 9, 2004	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2004.

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