Form 10-Q
period 2005-01-16
WHOLE FOODS MARKET INC
filed 2005-03-02
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 16, 2005; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS employer identification no.)

550 Bowie Street

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

The number of shares of the registrant’s common stock, no par value, outstanding as of January 16, 2005 was 64,282,683 shares.

Whole Foods Market, Inc.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets

January 16, 2005 and September 26, 2004 (unaudited)

(In thousands)

Assets
	2005	2004
		(Restated, see Note 2)
Current assets:
Cash and cash equivalents	$228,112	$198,377
Restricted cash	33,212	23,160
Trade accounts receivable	61,880	64,972
Merchandise inventories	165,209	152,912
Deferred income taxes	29,974	29,974
Prepaid expenses and other current assets	30,479	16,702

Total current assets	548,866	486,097
Property and equipment, net of accumulated depreciation and amortization	918,739	873,397
Goodwill	112,503	112,186
Intangible assets, net of accumulated amortization	23,628	24,831
Deferred income taxes	6,136	4,193
Other assets	6,050	20,302

Total assets	$1,615,922	$1,521,006

Liabilities and Shareholders’ Equity
	2005	2004
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,972	$5,973
Trade accounts payable	95,060	90,751
Accrued payroll, bonus and other benefits due team members	113,645	100,536
Dividends payable	12,200	9,361
Other accrued expenses	141,310	128,329

Total current liabilities	368,187	334,950
Long-term debt and capital lease obligations, less current installments	95,330	164,770
Deferred rent liability	72,926	70,067
Other long-term liabilities	1,581	1,581

Total liabilities	538,024	571,368

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 64,791 and 62,771 shares issued, 64,283 and 62,407 shares outstanding in 2005 and 2004, respectively	627,573	535,107
Accumulated other comprehensive income	3,932	2,053
Retained earnings	446,393	412,478

Total shareholders’ equity	1,077,898	949,638

Commitments and contingencies

Total liabilities and shareholders’ equity	$1,615,922	$1,521,006

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
		(Restated, see Note 2)
Sales	$1,368,328	$1,118,148
Cost of goods sold and occupancy costs	895,486	733,721

Gross profit	472,842	384,427
Direct store expenses	348,380	282,596
General and administrative expenses	40,401	35,869
Pre-opening and relocation costs	6,599	4,073

Operating income	77,462	61,889
Other income (expense):
Interest expense	(1,708)	(2,478)
Investment and other income	1,194	1,464

Income before income taxes	76,948	60,875
Provision for income taxes	30,778	24,350

Net income	$46,170	$36,525

Basic earnings per share	$0.74	$0.61

Weighted average shares outstanding	62,794	60,309

Diluted earnings per share	$0.69	$0.57

Weighted average shares outstanding, diluted basis	69,013	66,634

Dividends per share	$0.19	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
Cash flows from operating activities:
Net income	$46,170	$36,525
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,344	32,882
Tax benefit related to exercise of employee stock options	9,199	6,666
Deferred rent	3,804	3,031
Interest accretion on long-term debt	2,269	2,314
Loss on disposal of fixed assets	515	529
Deferred income tax benefit	(1,943)	(1,478)
Other	1,800	1,485
Net change in current assets and liabilities:
Trade accounts receivable	2,775	(8,708)
Merchandise inventories	(13,297)	(14,758)
Prepaid expense and other current assets	1,082	(1,723)
Trade accounts payable	4,309	3,451
Accrued payroll, bonus and other benefits due team members	13,109	13,862
Other accrued expenses	12,452	10,330

Net cash provided by operating activities	121,588	84,408

Cash flows from investing activities:
Development costs of new store locations	(55,663)	(35,211)
Other property, plant and equipment expenditures	(29,403)	(33,929)
Payments for purchase of acquired entities, net of cash acquired	—	(3,172)
Increase in restricted cash	(10,052)	(17,859)
Other investing activities	—	1,766

Net cash used in investing activities	(95,118)	(88,405)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(84)	(5)
Issuance of common stock	12,765	11,932
Dividends paid	(9,416)	(9,079)

Net cash provided by financing activities	3,265	2,848

Net change in cash and cash equivalents	29,735	(1,149)
Cash and cash equivalents at beginning of period	198,377	165,779

Cash and cash equivalents at end of period	$228,112	$164,630

Supplemental disclosures of cash flow information:
Interest paid	$364	$503
Federal and state income taxes paid	$13,070	$19,403

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

January 16, 2005

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. (“Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2004. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. We operate in one reportable segment, natural and organic food supermarkets. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

(2) Restatement of Financial Statements

The Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company historically had recognized rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the commencement date of the lease which is typically the store opening date. The Company has determined that the lease term should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with periods over which depreciation is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other accrued expenses,” “Deferred rent liabilities,” “Property and equipment” and “Retained earnings” on the consolidated balance sheets and to “Direct store expenses,” “Cost of goods sold and occupancy costs” and “Pre-opening and relocation costs” on the consolidated statements of operations to correct historical accounting methods.

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement assets on the consolidated balance sheets and as capital expenditures in investing activities on the consolidated statements of cash flows. Management determined these allowances should be reclassified to deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this change results in a reclassification of the deferred rent amortization from “Direct store expenses” to “Cost of goods sold and occupancy costs” on the consolidated statements of operations.

On March 1, 2005, we filed a Current Report on Form 8-K with the SEC announcing our determination that our previously issued financial statements contained in our 2004 Form 10-K will be restated. The financial statements accompanying this report have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X. We expect that our independent registered public accounting firm, Ernst & Young LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X following the issuance of restated financial statements contained in our 2004 Form 10-K/A.

The Company has restated its consolidated balance sheet as of September 26, 2004 and its consolidated statement of operations for the sixteen weeks ended January 18, 2004 to correct for the misstatements discussed above. Following is a summary of the effects of these accounting corrections on the consolidated statement of operations for the sixteen weeks ended January 18, 2004 (in thousands):

	Previously Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$733,003	$718	$733,721
Direct store expenses	281,896	700	282,596
Pre-opening and reclocation costs	1,796	2,277	4,073
Operating income	65,584	(3,695)	61,889
Income before income taxes	64,570	(3,695)	60,875
Provision for income taxes	25,828	(1,478)	24,350
Net income	$38,742	$(2,217)	$36,525
Basic earnings per share	$0.64	$(0.03)	$0.61
Diluted earnings per share	$0.60	$(0.03)	$0.57

Following is a summary of the effects of these accounting corrections on the consolidated balance sheet as of September 26, 2004 (in thousands):

	Previously Reported	Adjustments	Restated
Deferred income taxes	$28,894	$1,080	$29,974
Total current assets	485,017	1,080	486,097
Deferred income taxes	—	4,193	4,193
Property and equipment, net	877,457	(4,060)	873,397
Total assets	1,519,793	1,213	1,521,006
Other accrued expenses	124,641	3,688	128,329
Total current liabilities	331,262	3,688	334,950
Deferred rent liabilities	13,566	56,501	70,067
Deferred income taxes	20,175	(20,175)	—
Total liabilities	531,354	40,014	571,368
Retained earnings	451,279	(38,801)	412,478
Total shareholders’ equity	988,439	(38,801)	949,638
Total liabilities and shareholders’ equity	$1,519,793	$1,213	$1,521,006

These accounting corrections had no effect on net cash provided by operating activities on the consolidated statement of cash flows for the sixteen weeks ended January 18, 2004.

(3) Summary of Significant Accounting Policies

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally three to 15 years) using the straight-line method. We provide amortization of leasehold improvements on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company’s option if exercise of the option is determined to be reasonably assured at the inception of the lease. We provide depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. Repair and maintenance costs are expensed as incurred. Interest costs on significant projects constructed or developed for the Company’s own use are capitalized as a separate component of the asset. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Operating Leases

The Company leases stores, distribution centers, bakehouses and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortize the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations. We record rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year.

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2005, we acquired contract-based indefinite lived intangible assets totaling approximately $0.8 million in a non-cash transaction. During the first quarter of fiscal year 2004, we acquired goodwill totaling approximately $1.2 million in connection with the acquisition of Select Fish. There were no impairments of goodwill or indefinite-lived intangible assets during the sixteen week period ended January 16, 2005.

We amortize our acquired identifiable intangible assets on a straight-line basis over the life of the related agreement, currently one to 26 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the first quarter of fiscal year 2005, we reclassified approximately $1.1 million of contact-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 44% of our zero coupon convertible debentures. During the first quarter of fiscal year 2004, we acquired intangible assets totaling approximately $0.2 million in connection with the Select Fish acquisition. Amortization associated with intangible assets totaled approximately $0.9 million for the sixteen weeks ended January 16, 2005 and January 18, 2004. The components of intangible assets were as follows (in thousands):

	January 16, 2005		September 26, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-amortizing contract-based	$754	$—	$—	$—
Amortizing contract-based	$34,519	$(12,601)	$36,088	$(12,467)
Amortizing marketing-related and other	$3,599	$(2,643)	$3,599	$(2,389)

Amortization associated with the net carrying amount of intangible assets at January 16, 2005 is estimated to be $2.3 million for the remainder of fiscal year 2005, $2.3 million in fiscal year 2006, $1.5 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009 and $1.3 million in fiscal year 2010.

(4) Long-Term Debt

During the first quarter of fiscal year 2005, approximately 137,000 of the Company’s zero coupon convertible debentures were converted at the option of the holders to approximately 1.5 million shares of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $89.4 million and $158.8 million at January 16, 2005 and September 26, 2004, respectively.

(5) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
		(Restated)
Net income	$46,170	$36,525
Unrealized gains (losses), net	(426)	46
Reclassification adjustments for losses included in net income, net	946	88
Foreign currency translation adjustment, net	1,359	514

Comprehensive income	$48,049	$37,173

During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value. During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million. These losses have been included in “Investment and other income” in the consolidated statements of operations.

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

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
		(Restated)
Net income (numerator for basic earnings per share)	$46,170	$36,525
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	1,393	1,422

Adjusted net income (numerator for diluted earnings per share)	$47,563	$37,947

Weighted average common shares outstanding (denominator for basic earnings per share)	62,794	60,309
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,076	3,283
Assumed exercise of stock options	3,143	3,042

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	69,013	66,634

Basic earnings per share	$0.74	$0.61

Diluted earnings per share	$0.69	$0.57

The computations of diluted earnings per share for the sixteen week periods ended January 16, 2005 and January 18, 2004 include all common stock equivalents.

(7) Dividends

On November 10, 2004, the Company announced that its Board of Directors approved a 27% increase in the Company’s quarterly dividend. During the first quarter of fiscal year 2005, the Company declared a cash dividend of $0.19 per share, for a total of approximately $12.2 million, to be paid January 17, 2005 to shareholders of record as of January 7, 2005. During the first quarter of fiscal year 2004, the Company declared a cash dividend of $0.15 per share. The Company paid dividends totaling approximately $9.4 million and $9.1 million during the first quarters of fiscal years 2005 and 2004, respectively. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

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

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
		(Restated)
Reported net income	$46,170	$36,525
Pro forma expense, net of income taxes	(9,425)	(6,235)

Pro forma net income	$36,745	$30,290

Basic earnings per share:
Reported	$0.74	$0.61
Pro forma adjustment	(0.15)	(0.10)

Pro forma basic earnings per share	$0.59	$0.51

Diluted earnings per share:
Reported	$0.69	$0.57
Pro forma adjustment	(0.13)	(0.09)

Pro forma diluted earnings per share	$0.56	$0.48

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The above pro forma results are not indicative of future results under the requirements of the newly issued share-based payment standard.

(9) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment”, which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. FASB Statement No. 123(R) is effective for interim or annual periods beginning after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company’s fourth quarter of fiscal year 2005 beginning July 4, 2005. The Company is evaluating the impact of adoption of the provisions of FASB Statement No. 123(R). The Company currently expects to apply the provisions of this statement utilizing the modified prospective method. The Company’s intention, absent certain modifications to FASB Statement No. 123(R) prior to its effective date, is to accelerate the vesting of all outstanding, unvested stock options, excluding options held by the Board of Directors and the members of the Executive Team, sometime prior to July 4, 2005. This accelerated vesting of certain options would create a one-time, mostly non-cash charge in the third quarter of this fiscal year totaling approximately $10 million, consisting of the estimated increase in value to the option holders caused by the acceleration plus accrual of certain payroll taxes that will be due upon exercise of the options. The actual amount of the expense would vary based on the closing stock price at the date of the acceleration. The Company currently estimates equity-based compensation expense for the fourth quarter of fiscal year 2005 will be approximately $500,000, related primarily to grants to the Executive Team and the Board of Directors since the Company will not accelerate those options under its intended strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of January 16, 2005, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 166 stores: 157 stores in 28 U.S. states and the District of Columbia; two stores in Canada; and seven stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

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

Restatement of Financial Statements

The Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company historically had recognized rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the commencement date of the lease which is typically the store opening date. The Company has determined that the lease term should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with periods over which depreciation is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other accrued expenses,” “Deferred rent liabilities,” “Property and equipment” and “Retained earnings” on the consolidated balance sheets and to “Direct store expenses,” “Cost of goods sold and occupancy costs” and “Pre-opening and relocation costs” on the consolidated statements of operations to correct historical accounting methods.

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement assets on the consolidated balance sheets and as capital expenditures in investing activities on the consolidated statements of cash flows. Management determined these allowances should be reclassified to deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this change results in a reclassification of the deferred rent amortization from “Direct store expenses” to “Cost of goods sold and occupancy costs” on the consolidated statements of operations.

The Company has restated its consolidated balance sheet as of September 26, 2004 and its consolidated statement of operations for the sixteen weeks ended January 18, 2004 to correct for the misstatements discussed above. See note 2 to the consolidated financial statements for summaries of the effects of these accounting corrections on the consolidated statements of operations and cash flows for the sixteen weeks ended January 18, 2004 and the consolidated balance sheet as of September 26, 2004. The accompanying Management’s Discussion and Analysis incorporates the effects of these corrections.

The Company will also restate its consolidated financial statements for fiscal years 2004, 2003 and 2002 on Form 10-K/A as soon as is practicable.

Executive Summary

Sales for the first quarter of fiscal year 2005 increased 22% to $1.37 billion over $1.12 billion in the prior year, driven by 15% weighted average square footage growth and comparable store sales growth of 11.4%. Identical store sales, which excludes one relocated store and two major store expansions, increased 10.7% for the quarter.

Net income for the first quarter increased 26% to $46.2 million over $36.5 million in the prior year, and diluted earnings per share increased 21% to $0.69 over $0.57 in the prior year.

Cash flows from operating activities for the quarter increased 44% to $121.6 million over $84.4 million in the prior year.

Our capital expenditures for the quarter totaled $85.1 million, including $55.7 million for new stores. During the first quarter, we opened three new stores in Hingham Massachusetts; Redwood City, California and Sarasota, Florida, ending the quarter with 166 stores totaling approximately 5.3 million square feet.

Cash and cash equivalents, including restricted cash, were approximately $261 million at the end of the first quarter of fiscal year 2005, and total long-term debt was approximately $101 million. During the first quarter, approximately 137,000 of the Company’s zero coupon convertible debentures were voluntarily converted by bondholders to approximately 1.5 million shares of common stock, resulting in a decrease in the balance of zero coupon convertible debentures from approximately $159 million at the end of fiscal year 2004 to approximately $89 million at the end of the first quarter of fiscal year 2005.

The Company paid dividends totaling approximately $9.4 million during the first quarter of fiscal year 2005. The Company announced a 27% increase in the Company’s quarterly dividend to $0.19 per share on November 10, 2004.

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
		(Restated)
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.4	65.6

Gross profit	34.6	34.4
Direct store expenses	25.5	25.3
General and administrative expenses	3.0	3.2
Pre-opening and relocation costs	0.5	0.4

Operating income	5.7	5.5
Other income (expense):
Interest expense	(0.1)	(0.2)
Investment and other income (expense)	0.1	0.1

Income before income taxes	5.6	5.4
Provision for income taxes	2.2	2.2

Net income	3.4%	3.5%

Figures may not add due to rounding.

Sales increased approximately 22% sixteen weeks ended January 16, 2005 over the same period of the prior fiscal year. This increase was driven by comparable store sales growth of approximately 11.4% and weighted average year-over-year square footage growth of approximately 15%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 10.7% for the sixteen weeks ended January 16, 2005. Our new stores continue to perform above our projections, with the three new stores opened this fiscal year producing average weekly sales of approximately $595,000 year to date. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 16, 2005 was approximately 34.6%, compared to approximately 34.4% for the same period of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers as lower prices. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales were approximately 25.5% for the sixteen weeks ended January 16, 2005 compared to approximately 25.3% for the same period of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales were approximately 3.0% and 3.2% for the sixteen weeks ended January 16, 2005 and January 18, 2004, respectively. This decrease reflects a continued strong focus on leveraging general and administrative expenses at both regional and national levels.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs were approximately $6.6 million and $4.1 million in the first quarter of fiscal years 2005 and 2004, respectively. The Company opened three new stores and one new store in the first quarter of fiscal years 2005 and 2004, respectively.

Net interest expense for the sixteen weeks ended January 16, 2005 totaled approximately $1.7 million compared to approximately $2.5 million for the same period of the prior fiscal year. These decreases were primarily due to an increase in capitalized interest associated with new store development. Capitalized interest for the sixteen weeks ended January 16, 2005 totaled approximately $1.0 million compared to approximately $0.4 million for the same period of the prior fiscal year. Investment and other income for the sixteen weeks ended January 16, 2005 totaled approximately $1.2 million compared to approximately $1.5 million for the same period of the prior fiscal year. During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value. During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $121.6 million sixteen weeks ended January 16, 2005 compared to approximately $84.4 million in the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits resulting from the exercise of team member stock options and changes in operating working capital.

We have a $100 million revolving line of credit available through October 1, 2009. At January 16, 2005, no amounts were drawn and the amount available was effectively reduced to approximately $94.0 million by approximately $6.0 million in outstanding letters of credit. At September 26, 2004, no amounts were drawn and the amount available was effectively reduced to approximately $96.5 million by approximately $3.5 million in outstanding letters of credit.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $89.4 million and $158.8 million at January 16, 2005 and September 26, 2004, respectively. During the first quarter of fiscal year 2005, approximately 137,000 of the Company’s zero coupon convertible debentures were converted at the option of the holders to approximately 1.5 million shares of common stock

We also had outstanding at January 16, 2005 and September 26, 2004 approximately $11.4 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006.

Proceeds from the exercise of stock options for the sixteen week period ended January 16, 2005 and January 18, 2004 totaled approximately $12.8 million and $11.9 million, respectively, related to the exercise of approximately 0.4 million and 0.5 million stock options, respectively.

The following table shows payments due by period on contractual obligations as of January 16, 2005 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$89,434	$—	$89,434	$—
Senior notes	11,429	5,714	5,715	—
Capital lease obligations (including interest)	582	286	296	—
Operating lease obligations	2,288,649	112,867	527,867	1,647,915

Although the timing of any potential redemption is uncertain, the above table assumes convertible debentures will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of January 16, 2005 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Credit facilities	$100,000	$—	$100,000	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

The Company paid dividends totaling approximately $9.4 million and $9.1 million during the first quarters of fiscal years 2005 and 2004, respectively. The Company announced a 27% increase in the Company’s quarterly dividend to $0.19 per share on November 10, 2004. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Net cash provided by financing activities was approximately $3.3 million for the sixteen weeks ended January 16, 2005 compared to approximately $2.8 million for the same period of the prior fiscal year.

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

Net cash used in investing activities was approximately $95.1 million for the sixteen weeks ended January 16, 2005 compared to approximately $88.4 million for the same period of the prior fiscal year. Absent any significant cash acquisition, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

Critical Accounting Policies and Estimates

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 26, 2004. We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 95.1% and 94.2% of inventories at January 16, 2005 and September 26, 2004, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $12.2 million and $11.2 million at January 16, 2005 and September 26, 2004, respectively. Costs for the balance of inventories are determined by the first-in, first-out (“FIFO”) method.

Cost was determined using the retail method for approximately 50% of inventories at January 16, 2005 and September 26, 2004. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 50% of inventories at January 16, 2005 and September 26, 2004. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment,” which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. FASB Statement No. 123(R) is effective for interim or annual periods beginning after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company’s fourth quarter of fiscal year 2005 beginning July 4, 2005. The Company is evaluating the impact of adoption of the provisions of FASB Statement No. 123(R). The Company currently expects to apply the provisions of this statement utilizing the modified prospective method. The Company’s intention, absent certain modifications to FASB Statement No. 123(R) prior to its effective date, is to accelerate the vesting of all outstanding, unvested stock options, excluding options held by the Board of Directors and the members of the Executive Team, sometime prior to July 4, 2005. This accelerated vesting of certain options would create a one-time, mostly non-cash charge in the third quarter of this fiscal year totaling approximately $10 million, consisting of the estimated increase in value to the option holders caused by the acceleration plus accrual of certain payroll taxes that will be due upon exercise of the options. The actual amount of the expense would vary based on the closing stock price at the date of the acceleration.

Absent certain modifications to FASB Statement No. 123(R) prior to its effective date, the Company’s also intends to keep its broad-based stock option program in place, but going forward would limit the number of shares granted in any one year so that net income dilution from equity-based compensation expense in future years will not exceed 10%. The Company currently estimates equity-based compensation expense for the fourth quarter of fiscal year 2005 will be approximately $500,000, related primarily to grants to the Executive Team and the Board of Directors since the Company will not accelerate those options under its intended strategy. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options while at the same time retains the broad-based stock option plan which it believes is important to Team Member morale and to its unique corporate culture and its success.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the year ended September 26, 2004. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended September 26, 2004.

Market Risk

During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value.

Item 4. Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 24, 2005, management of the Company discussed with the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 regarding certain operating lease accounting issues and their application under GAAP. At such meeting, management advised the Audit Committee that it had made a preliminary determination, similar to recent determinations by many other publicly-held retail and restaurant companies, that its current methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not consistent with the views expressed by the SEC staff letter and other recent interpretations.

Because the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 was due on February 25, 2005, management recommended filing a Form 12b-25 with the SEC for a five-day extension on the due date of the 10-Q in order to give management time to incorporate the correct accounting for these items into the 10-Q and to give the Audit Committee and the Company’s independent registered public accounting firm time to review the filing. The Audit Committee concurred with this recommendation. On February 25, 2005, the Company filed the Form 12b-25 and a Current Report on Form 8-K to report the filing extension.

On March 1, 2005, management and the Audit Committee, in consultation with the Company’s independent registered public accounting firm, discussed the above-described operating lease accounting issues, and the Audit Committee concurred with management’s assessment that the Company’s accounting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements for fiscal 2002, 2003 and 2004 and the unaudited comparative 2003 and 2004 quarterly information should be restated.

Restatement of previously issued financial statements to reflect the correction of misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting

Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination that previously issued financial statements should be restated, management concluded that a material weakness existed in the Company’s internal control over financial reporting and disclosed this matter to the Audit Committee and to the Company’s independent registered public accounting firm.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, which included the matters discussed above, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Report.

The Company has remediated the material weakness in internal control over financial reporting by evaluating its lease accounting methods, and correcting its methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties.

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of fiscal year 2005. The Company is in the process of performing the system and process documentation, evaluation and testing necessary to make its assessment. The Company has not completed this process or its assessment. In the process of evaluation and testing, the Company may identify deficiencies that will require remediation.

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 6. Exhibits

Exhibit 10.1	Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date: March 2, 2005	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal financial officer)