Form 10-K/A
period 2004-09-26
WHOLE FOODS MARKET INC
filed 2005-03-07
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2004

COMMISSION FILE NUMBER: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS Employer Identification No.)

550 Bowie St.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Whole Foods Market, Inc. (the “Company”) for the fiscal year ended September 26, 2004 as filed with the Securities and Exchange Commission on December 10, 2004 is being filed to correct previously issued financial statements for fiscal years 2004, 2003 and 2002. The corrections are to account for rent holidays and tenant improvement allowances, and for determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties in a manner consistent with views recently expressed by the SEC and other recent interpretations. See Note 3 to the Company’s audited consolidated financial statements for additional discussion. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 10, 2004.

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

Item 6. Selected Financial Data.

Whole Foods Market, Inc.

Summary Financial Information

(In thousands, except per share and operating data)

The following selected financial data are derived from the Company’s consolidated financial statements and have been restated to reflect adjustments to the original Form 10-K that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note 3 to Consolidated Financial Statements, “Restatement of Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.

	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001	Sept. 24, 2000
Consolidated Statements of Operations Data (1)
Sales	$3,864,950	$3,148,593	$2,690,475	$2,272,231	$1,838,630
Cost of goods sold and occupancy costs	2,523,816	2,070,334	1,758,281	1,482,828	1,205,248

Gross profit	1,341,134	1,078,259	932,194	789,403	633,382
Direct store expenses	986,040	794,422	677,404	575,957	460,863
General and administrative expenses	119,800	100,693	95,871	82,440	60,054
Goodwill amortization	—	—	—	3,129	2,246
Pre-opening and relocation costs	18,648	15,765	17,934	13,993	15,576
Store closure and asset disposal costs	—	—	—	9,425	—

Operating income	216,646	167,379	140,985	104,459	94,643
Other income (expense):
Interest expense	(7,249)	(8,114)	(10,384)	(17,891)	(15,093)
Investment and other income (loss)	6,456	5,593	2,056	1,628	(8,015)

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	215,853	164,858	132,657	88,196	71,535
Provision for income taxes	86,341	65,943	53,063	35,278	32,194
Equity in losses of unconsolidated affiliates	—	—	—	5,626	14,074

Income from continuing operations before cumulative effect of change in accounting principle	129,512	98,915	79,594	47,292	25,267
Income (loss) from discontinued operations, net of income taxes	—	—	—	16,233	(33,383)

Income (loss) before cumulative effect of change in accounting principle	129,512	98,915	79,594	63,525	(8,116)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(375)

Net income (loss)	$129,512	$98,915	$79,594	$63,525	$(8,491)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$2.11	$1.68	$1.41	$0.88	$0.48
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.30	(0.63)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.01)

Net income (loss)	$2.11	$1.68	$1.41	$1.18	$(0.16)

Weighted average shares outstanding	61,324	59,035	56,385	53,664	52,248

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$1.98	$1.58	$1.32	$0.84	$0.46
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.29	(0.61)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.01)

Net income (loss)	$1.98	$1.58	$1.32	$1.13	$(0.16)

Weighted average shares outstanding, diluted basis	67,727	65,330	63,340	56,185	54,370

Dividends per share	$0.60	$—	$—	$—	$—

(continued)

Whole Foods Market, Inc.

Summary Financial Information (continued)

(In thousands, except per share and operating data)

	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001	Sept. 24, 2000
Consolidated Balance Sheets Data
Net working capital	$151,147	$121,574	$(4,157)	$(10,896)	$(11,929)
Total assets	1,521,006	1,213,568	959,937	842,976	771,039
Long-term debt (including current maturities)	170,743	168,715	167,741	256,649	305,954
Shareholders’ equity	949,638	744,976	562,658	387,826	289,981

Operating Data
Number of stores at end of fiscal year	163	145	135	126	117
Average store size (gross square footage)	32,000	31,000	31,000	29,000	27,000
Average weekly sales per store	$482,000	$424,000	$393,000	$353,000	$325,000
Comparable store sales increase (2)	14.9%	8.6%	10.0%	9.2%	8.6%
Identical store sales increase (2)	14.5%	8.1%	8.7%	8.0%	7.0%

(1)	Fiscal years 2004, 2003, 2002 and 2000 were 52-week years and fiscal year 2001 was a 53-week year.
(2)	Sales of a store are deemed to be “comparable” commencing in the fifty-third full week after the store was opened or acquired. Identical store sales excludes sales for remodels with expansions of square footage greater than 20% and relocations.

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

Restatement of Financial Statements

The Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP. The Company has restated its consolidated financial statements in this Report for each of the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002 to correct for these misstatements.

The Company historically had recognized rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the commencement date of the lease which is typically the store opening date. The Company has determined that the lease term should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other accrued expenses,” “Deferred rent liabilities,” “Property and equipment” and “Retained earnings” on the consolidated balance sheets and to “Direct store expenses,” “Cost of goods sold and occupancy costs” and “Pre-opening and relocation costs” on the consolidated statements of operations to correct historical accounting methods.

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement assets on the consolidated balance sheets and as capital expenditures in investing activities on the consolidated statements of cash flows. Management determined these allowances should be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this change results in a reclassification of the deferred rent amortization from “Direct store expenses” to “Cost of goods sold and occupancy costs” on the consolidated statements of operations.

The cumulative effect of these accounting changes is a reduction to retained earnings of $21.5 million as of the beginning of fiscal year 2002 and incremental decreases to retained earnings of $4.9 million, $4.8 million and $7.6 million for the fiscal years 2002, 2003 and 2004, respectively. See Note 3 to the consolidated financial statements for summaries of the effects of these accounting corrections on the consolidated balance sheets as of September 26, 2004 and September 28, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 26, 2004. The accompanying Management’s Discussion and Analysis incorporates the effects of these corrections.

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

Net income totaled $129.5 million, $98.9 million and $79.6 million for fiscal years 2004, 2003 and 2002, respectively, increasing year-over year by approximately 31%, 24% and 25%. Diluted earnings per share totaled $1.98, $1.58 and $1.32 for fiscal years 2004, 2003 and 2002, respectively.

Cash flows from operations totaled approximately $330.3 million, $281.0 million and $231.3 million for fiscal years 2004, 2003 and 2002, respectively. Our capital expenditures totaled approximately $266.5 million, $174.7 million and $163.5 million in fiscal years 2004, 2003 and 2002, respectively, including approximately $156.7 million, $90.6 million and $102.1 million, respectively, for new stores. We opened 12 stores during each of fiscal years 2004 and 2003, and opened 11 stores during fiscal year 2002, and we ended fiscal year 2004 with 163 stores.

Year over year, total assets increased 25% to $1.5 billion, total liabilities increased 22% to $571 million, and shareholders’ equity increased 27% to $950 million. At the end of fiscal year 2004, we had $170.7 million in long-term debt and $221.5 million in total cash and cash equivalents, including restricted cash.

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

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.3	65.8	65.4

Gross profit	34.7	34.2	34.6
Direct store expenses	25.5	25.2	25.2
General and administrative expenses	3.1	3.2	3.6
Pre-opening and relocation costs	0.5	0.5	0.7

Operating income	5.6	5.3	5.2
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.4)
Investment and other income	0.2	0.2	0.1

Income before income taxes	5.6	5.2	4.9
Provision for income taxes	2.2	2.1	2.0

Net income	3.4%	3.1%	3.0%

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

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Our gross profit as a percentage of sales was 34.7%, 34.2% and 34.6% in fiscal years 2004, 2003 and 2002, respectively. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers as lower prices. Our pricing strategy continues to be market driven in grocery and Whole Body (nutritional supplements, vitamins, and body care), in which we aim to be competitively priced on the same or similar items. Our perishables may be priced at a premium to reflect the higher quality of product available in our stores. In all years, gross profit margins were also positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses

Direct store expenses as a percentage of sales was approximately 25.5%, 25.2% and 25.2% in fiscal years 2004, 2003 and 2002, respectively. For all years, higher direct operating expenses of new stores continue to have a partially offsetting impact on store contribution. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. We continue to focus on improvements in leveraging of labor, managing health care benefits plan costs and other direct expenses to produce incremental improvements in direct store expense as a percentage of sales.

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

Pre-opening and Relocation Costs

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening and relocation costs were approximately $18.6 million, $15.8 million and $17.9 million in fiscal years 2004, 2003 and 2002, respectively. Stores newly opened and relocated were as follows:

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

Liquidity and Capital Resources

We generated cash flows from operating activities of approximately $330.3 million, $281.0 million and $231.3 million in fiscal years 2004, 2003 and 2002, respectively. Cash flows from operating activities represented our principal source of cash and resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital. We had cash and cash equivalent balances, including restricted cash, totaling approximately $221.5 million and $165.8 million at September 26, 2004 and September 28, 2003, respectively.

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

The following table shows payments due by period on contractual obligations as of September 26, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$158,791	$—	$158,791	$—
Senior notes	11,429	5,714	5,715	—
Capital lease obligations (including interest)	582	286	296	—
Operating lease obligations	2,551,182	100,169	518,358	1,932,655

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

We will incur additional capital expenditures during fiscal year 2005 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the second quarter of fiscal year 2004, the Company loaned $13.5 million to a third-party real estate developer in connection with the construction of a new Company store. During the second quarter of fiscal year 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited, which owned and operated seven natural and organic food stores in London and Bristol, England, for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. During the first quarter of fiscal year 2004, we acquired certain assets of Select Fish LLC, which owned and operated a seafood processing and distribution facility located in Seattle, Washington, in exchange for approximately $3 million in cash plus the assumption of certain liabilities. During the first quarter of fiscal year 2002, the Company completed the acquisition of three Harry’s Farmer’s Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $320.7 million, $177.4 million and $205.5 million in fiscal years 2004, 2003 and 2002, respectively. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Item 8. Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets at September 26, 2004 and September 28, 2003	31
Consolidated Statements of Operations for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002	32
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002	33
Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002	34
Notes to Consolidated Financial Statements	35

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 3, the accompanying financial statements have been restated.

/s/ Ernst & Young LLP
Austin, Texas
October 28, 2004 (except for Note 3, as to which the date is March 2, 2005)

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 26, 2004 and September 28, 2003

	2004 (Restated, see Note 3)	2003 (Restated, see Note 3)
Assets
Current assets:
Cash and cash equivalents	$198,377	$165,779
Restricted cash	23,160	—
Trade accounts receivable	64,972	45,947
Merchandise inventories	152,912	123,904
Prepaid expenses and other current assets	16,702	12,447
Deferred income taxes	29,974	16,271

Total current assets	486,097	364,348
Property and equipment, net of accumulated depreciation and amortization	873,397	717,110
Long-term investments	—	2,206
Goodwill	112,186	80,548
Intangible assets, net of accumulated amortization	24,831	26,569
Deferred income taxes	4,193	17,214
Other assets	20,302	5,573

Total assets	$1,521,006	$1,213,568

	2004	2003
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,973	$5,806
Trade accounts payable	90,751	72,715
Accrued payroll, bonus and other benefits due team members	100,536	70,875
Dividends payable	9,361	—
Other accrued expenses	128,329	93,378

Total current liabilities	334,950	242,774
Long-term debt and capital lease obligations, less current installments	164,770	162,909
Deferred rent liabilities	70,067	60,608
Other long-term liabilities	1,581	2,301

Total liabilities	571,368	468,592

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 62,771 and 60,299 shares issued, 62,407 and 60,070 shares outstanding in 2004 and 2003, respectively	535,107	423,297
Accumulated other comprehensive income	2,053	1,624
Retained earnings	412,478	320,055

Total shareholders’ equity	949,638	744,976

Commitments and contingencies
Total liabilities and shareholders’ equity	$1,521,006	$1,213,568

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	2004 (Restated, see Note 3)	2003 (Restated, see Note 3)	2002 (Restated, see Note 3)
Sales	$3,864,950	3,148,593	$2,690,475
Cost of goods sold and occupancy costs	2,523,816	2,070,334	1,758,281

Gross profit	1,341,134	1,078,259	932,194
Direct store expenses	986,040	794,422	677,404
General and administrative expenses	119,800	100,693	95,871
Pre-opening and relocation costs	18,648	15,765	17,934

Operating income	216,646	167,379	140,985
Other income (expense):
Interest expense	(7,249)	(8,114)	(10,384)
Investment and other income	6,456	5,593	2,056

Income before income taxes	215,853	164,858	132,657
Provision for income taxes	86,341	65,943	53,063

Net income	$129,512	$98,915	$79,594

Basic earnings per share	$2.11	$1.68	$1.41

Weighted average shares outstanding	61,324	59,035	56,385

Diluted earnings per share	$1.98	$1.58	$1.32

Weighted average shares outstanding, diluted basis	67,727	65,330	63,340

Dividends per share	$0.60	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Restated, see Note 3)	Total Shareholder’s Equity (Restated, see Note 3)
Balances at September 30, 2001	54,770	$251,679	$(5,369)	$(30)	$141,546	$387,826

Net income	—	—	—	—	79,594	79,594
Foreign currency translation adjustments	—	—	—	(112)	—	(112)
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(280)	—	(280)

Comprehensive income	—	—	—	(392)	79,594	79,202
Issuance of common stock	2,521	61,595	—	—	—	61,595
Issuance of common stock to 401(k) plan	106	4,475	—	—	—	4,475
Issuance of common stock from treasury	342	—	5,369	—	—	5,369
Tax benefit related to exercise of team member stock options	—	23,890	—	—	—	23,890
Other	—	301	—	—	—	301

Balances at September 29, 2002	57,739	341,940	—	(422)	221,140	562,658

Net income	—	—	—	—	98,915	98,915
Foreign currency translation adjustments	—	—	—	1,798	—	1,798
Reclassification adjustments for losses included in net income	—	—	—	280	—	280
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(32)	—	(32)

Comprehensive income	—	—	—	2,046	98,915	100,961
Issuance of common stock	2,263	52,270	—	—	—	52,270
Issuance of common stock to 401(k) plan	67	3,125	—	—	—	3,125
Tax benefit related to exercise of team member stock options	—	25,917	—	—	—	25,917
Other	1	45	—	—	—	45

Balances at September 28, 2003	60,070	423,297	—	1,624	320,055	744,976

Net income	—	—	—	—	129,512	129,512
Foreign currency translation adjustments	—	—	—	856	—	856
Reclassification adjustments for losses included in net income	—	—	—	88	—	88
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(515)	—	(515)

Comprehensive income	—	—	—	429	129,512	129,941
Dividends ($0.60 per share)	—	—	—	—	(37,089)	(37,089)
Issuance of common stock	2,092	59,518	—	—	—	59,518
Issuance of common stock in connection with acquisition	239	16,375	—	—	—	16,375
Tax benefit related to exercise of team member stock options	—	35,583	—	—	—	35,583
Other	6	334	—	—	—	334

Balances at September 26, 2004	62,407	$535,107	$—	$2,053	$412,478	$949,638

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	2004 (Restated, see Note 3)	2003 (Restated, see Note 3)	2002 (Restated, see Note 3)
Cash flows from operating activities
Net income	$129,512	$98,915	$79,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,167	99,872	87,513
Loss on disposal of fixed assets	5,769	771	3,138
Deferred income tax expense (benefit)	(682)	2,530	6,754
Tax benefit related to exercise of team member stock options	35,583	25,917	23,890
Interest accretion on long-term debt	7,551	7,339	7,048
Deferred rent	12,099	8,887	9,063
Other	(1,133)	8,844	3,184
Net change in current assets and liabilities:
Trade accounts receivable	(19,158)	(15,209)	(6,115)
Merchandise inventories	(27,868)	(17,714)	(3,096)
Prepaid expenses and other current assets	(2,940)	(1,755)	194
Trade accounts payable	12,515	13,005	5,859
Accrued payroll, bonus and other benefits due team member	29,646	11,516	17,609
Other accrued expenses	35,279	38,100	(3,381)

Net cash provided by operating activities	330,340	281,018	231,254

Cash flows from investing activities
Development costs of new store locations	(156,728)	(90,568)	(102,109)
Other property, plant and equipment expenditures	(109,739)	(84,103)	(61,385)
Acquisition of intangible assets	(584)	(6,456)	(1,241)
Increase in notes receivable	(13,500)	—	—
Increase in restricted cash	(23,160)	—	—
Payment for purchase of acquired entities, net of cash acquired	(18,873)	—	(35,978)
Other investing activities	1,916	3,763	(4,753)

Net cash used in investing activities	(320,668)	(177,364)	(205,466)

Cash flows from financing activities
Net proceeds from long-term borrowings	—	—	32,000
Dividends paid	(27,728)	—	—
Payments on long-term debt and capital lease obligations	(8,864)	(5,835)	(127,956)
Issuance of common stock	59,518	52,270	66,964

Net cash provided by (used in) financing activities	22,926	46,435	(28,992)

Cash flows from discontinued operations
Net cash provided by discontinued operations	—	3,044	14,007

Net increase in cash and cash equivalents	32,598	153,133	10,803
Cash and cash equivalents at beginning of year	165,779	12,646	1,843

Cash and cash equivalents at end of year	$198,377	$165,779	$12,646

Supplemental disclosures of cash flow information:
Interest paid	$2,127	$2,084	$5,224
Federal and state income taxes paid	60,372	16,375	26,030

Non-cash transactions:
Common stock issued in connection with acquisition	$16,375	$—	$—

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

Pre-opening and Relocation Costs

Pre-opening costs include rent expense incurred during construction of new stores and costs related to new store openings including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Pre-opening costs are expensed as incurred. Relocation costs, which consist of moving costs, remaining lease payments, accelerated depreciation costs, asset impairment costs, other costs associated with replaced facilities and other related expenses, are expensed as incurred.

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Had we recognized compensation costs as prescribed by SFAS No. 123, net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

	2004	2003	2002
Net income:
As reported	$129,512	$98,915	$79,594
Pro forma expense, net of income taxes	(23,888)	(17,675)	(14,059)

Pro forma net income	$105,624	$81,240	$65,535

Basic earnings per share:
As reported	$2.11	$1.68	$1.41
Pro forma adjustment	(0.39)	(0.30)	(0.25)

Pro forma basic earnings per share	$1.72	$1.38	$1.16

Diluted earnings per share:
As reported	$1.98	$1.58	$1.32
Pro forma adjustment	(0.33)	(0.25)	(0.21)

Pro forma diluted earnings per share	$1.65	$1.33	$1.11

Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and convertible debt.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustment and unrealized gains and losses on marketable securities, net of income taxes. Comprehensive income is reflected in the consolidated statements of shareholders’ equity and comprehensive income. At September 26, 2004 and September 28, 2003, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $2.5 million and $1.7 million, respectively, and unrealized losses on marketable securities of approximately $0.5 million and $32,000, respectively.

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

directly to consumers, including manufacturer coupons. EITF Issue No. 03-10 became effective the beginning of the second quarter of fiscal year 2003. The adoption of EITF Issue No. 03-10 had no impact on our financial position or results of operations.

(3) Restatement of Financial Statements

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

The Company historically had recognized rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the commencement date of the lease which is typically the store opening date. The Company has determined that the lease term should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other accrued expenses,” “Deferred rent liabilities,” “Property and equipment” and “Retained earnings” on the consolidated balance sheets and to “Direct store expenses,” “Cost of goods sold and occupancy costs” and “Pre-opening and relocation costs” on the consolidated statements of operations to correct historical accounting methods.

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement assets on the consolidated balance sheets and as capital expenditures in investing activities on the consolidated statements of cash flows. Management determined these allowances should be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this change results in a reclassification of the deferred rent amortization from “Direct store expenses” to “Cost of goods sold and occupancy costs” on the consolidated statements of operations.

The Company has restated its consolidated balance sheets as of September 26, 2004 and September 28, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 26, 2004 for the misstatements discussed above. The cumulative effect of these accounting changes is a reduction to retained earnings of $21.5 million as of the beginning of fiscal year 2002 and incremental decreases to retained earnings of $4.9 million, $4.8 million and $7.6 million for the fiscal years 2002, 2003 and 2004, respectively.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Following is a summary of the effects of these accounting corrections on the consolidated balance sheets as of September 26, 2004 and September 28, 2003 (in thousands):

September 26, 2004	Previously Reported	Adjustments	Restated
Current deferred income tax asset	$28,894	$1,080	$29,974
Total current assets	485,017	1,080	486,097
Property and equipment, net	877,457	(4,060)	873,397
Long-term deferred income tax asset	—	4,193	4,193
Total assets	1,519,793	1,213	1,521,006
Other accrued expenses	124,641	3,688	128,329
Total current liabilities	331,262	3,688	334,950
Deferred rent liabilities	13,566	56,501	70,067
Long-term deferred income tax liability	20,175	(20,175)	—
Total liabilities	531,354	40,014	571,368
Retained earnings	451,279	(38,801)	412,478
Total shareholders’ equity	988,439	(38,801)	949,638
Total liabilities and shareholders’ equity	$1,519,793	$1,213	$1,521,006

September 28, 2003	Previously Reported	Adjustments	Restated
Current deferred income tax asset	$15,607	$664	$16,271
Total current assets	363,684	664	364,348
Property and equipment, net	718,240	(1,130)	717,110
Long-term deferred income tax asset	—	17,214	17,214
Total assets	1,196,820	16,748	1,213,568
Other accrued expenses	90,188	3,190	93,378
Total current liabilities	239,584	3,190	242,774
Deferred rent liabilities	13,349	47,259	60,608
Long-term deferred income tax liability	2,501	(2,501)	—
Total liabilities	420,644	47,948	468,592
Retained earnings	351,255	(31,200)	320,055
Total shareholders’ equity	776,176	(31,200)	744,976
Total liabilities and shareholders’ equity	$1,196,820	$16,748	$1,213,568

Following is a summary of the effects of these accounting corrections on the consolidated statements of operations for the three fiscal years ended September 26, 2004 (in thousands):

Fiscal year ended September 26, 2004	Previously Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$2,521,611	$2,205	$2,523,816
Gross profit	1,343,339	(2,205)	1,341,134
Direct store expenses	983,765	2,275	986,040
Pre-opening and relocation costs	10,459	8,189	18,648
Operating income	229,315	(12,669)	216,646
Income before income taxes	228,522	(12,669)	215,853
Provision for income taxes	91,409	(5,068)	86,341
Net income	$137,113	$(7,601)	$129,512
Basic earnings per share	$2.24	$(0.13)	$2.11
Diluted earnings per share	$2.09	$(0.11)	$1.98

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Fiscal year ended September 28, 2003	Previously Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$2,067,939	$2,395	$2,070,334
Gross profit	1,080,654	(2,395)	1,078,259
Direct store expenses	792,536	1,886	794,422
Pre-opening and relocation costs	12,091	3,674	15,765
Operating income	175,334	(7,955)	167,379
Income before income taxes	172,813	(7,955)	164,858
Provision for income taxes	69,126	(3,183)	65,943
Net income	$103,687	$(4,772)	$98,915
Basic earnings per share	$1.76	$(0.08)	$1.68
Diluted earnings per share	$1.66	$(0.08)	$1.58

Fiscal year ended September 29, 2002	Previously Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$1,757,213	$1,068	$1,758,281
Gross profit	933,262	(1,068)	932,194
Direct store expenses	675,760	1,644	677,404
Pre-opening and relocation costs	12,485	5,449	17,934
Operating income	149,146	(8,161)	140,985
Income before income taxes	140,818	(8,161)	132,657
Provision for income taxes	56,327	(3,264)	53,063
Net income	$84,491	$(4,897)	$79,594
Basic earnings per share	$1.50	$(0.09)	$1.41
Diluted earnings per share	$1.40	$(0.08)	$1.32

Following is a summary of the effects of these accounting corrections on the consolidated statements of shareholders’ equity and comprehensive income as of September 30, 2001 (in thousands):

September 30, 2001	Previously Reported	Adjustments	Restated
Retained earnings	$163,077	$(21,531)	$141,546

Following is a summary of the effects of these accounting corrections on the consolidated statements of cash flows for the three fiscal years ended September 26, 2004.

Fiscal year ended September 26, 2004	Previously Reported	Adjustments	Restated
Net cash provided by operating activities	$328,826	$1,514	$330,340
Net cash used in investing activities	$(319,154)	$(1,514)	$(320,668)

Fiscal year ended September 28, 2003	Previously Reported	Adjustments	Restated
Net cash provided by operating activities	$279,457	$1,561	$281,018
Net cash used in investing activities	$(175,803)	$(1,561)	$(177,364)

Fiscal year ended September 29, 2002	Previously Reported	Adjustments	Restated
Net cash provided by operating activities	$229,145	$2,109	$231,254
Net cash used in investing activities	$(203,357)	$(2,109)	$(205,466)

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(4) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2004	2003
Land	$17,485	$17,793
Buildings and leasehold improvements	655,572	574,959
Fixtures and equipment	608,934	509,481
Construction in progress and equipment not yet in service	103,698	45,936

	1,385,689	1,148,169
Less accumulated depreciation and amortization	512,292	431,059

	$873,397	$717,110

Depreciation and amortization expense related to property and equipment totaled approximately $111.2 million, $97.0 million and $83.9 million for fiscal years 2004, 2003 and 2002, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $1.9 million and $1.0 million at September 26, 2004 and September 28, 2003, respectively. Property and equipment includes approximately $2.1 million, $1.4 million and $1.3 million of interest capitalized during fiscal years 2004, 2003 and 2002, respectively. Development costs of new store locations totaled approximately $156.7 million, $90.6 million and $102.1 million in fiscal years 2004, 2003 and 2002, respectively. As of November 30, 2004, we had signed leases for 53 stores under development.

(5) Business Combinations

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(6) Goodwill and Other Intangible Assets

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

(7) Long-Term Debt

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

(8) Leases

The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2004 to 2040. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2004, 2003 and 2002 totaled approximately $99.4 million, $83.5 million and $73.3 million, respectively. Minimum rental commitments required by all non-cancelable leases are approximately as follows (in thousands):

	Capital	Operating
2005	$286	$100,169
2006	241	123,464
2007	55	131,642
2008	0	133,028
2009	0	130,224
Future fiscal years	0	1,932,655

	582	$2,551,182

Less amounts representing interest	59

	523
Less current installments	259

	$264

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

(9) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2004	2003	2002
Current federal income tax	$70,750	$51,682	$41,111
Current state income tax	16,272	11,732	5,198

Total current tax	87,022	63,414	46,309

Deferred federal income tax	284	2,851	4,539
Deferred state income tax	(965)	(322)	2,215

Total deferred tax	(681)	2,529	6,754

Total income tax expense	$86,341	$65,943	$53,063

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2004	2003	2002
Federal tax based on statutory rates	$75,548	$57,700	$46,431
Increase (reduction) in income taxes resulting from:
Increase (decrease) in valuation allowance	—	(42)	(295)
Deductible state income taxes	(5,357)	(3,994)	(2,595)
Other, net	843	869	2,109

Total federal taxes	71,034	54,533	45,650
State income taxes	15,307	11,410	7,413

Total income tax expense	$86,341	$65,943	$53,063

Current income taxes payable as of September 26, 2004 and September 28, 2003 were approximately $13.6 million and $22.3 million, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2004	2003
Deferred tax assets:
Compensation related costs	$23,810	$16,246
Insurance related costs	5,223	—
Inventories, principally due to additional costs inventoried for tax purposes	2,549	2,663
Lease termination and other merger accruals	1,056	1,889
Rent differential, principally due to financial reporting of pro rata expense	28,063	23,819
Net domestic and international operating loss carryforwards	20,012	16,345
Capital loss carryforwards	7,231	8,603
Other	878	11

Gross deferred tax assets	88,822	69,576
Valuation allowance	(15,725)	(8,603)

	73,097	60,973

Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(37,358)	(25,326)
Capitalized costs expensed for tax purposes	(1,572)	(1,536)
Other	—	(626)

	(38,930)	(27,488)

Net deferred tax asset	$34,167	$33,485

Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows:

	2004	2003
Current assets	$29,974	$16,271
Noncurrent assets	4,193	17,214

Net deferred tax asset	$34,167	$33,485

We have provided a valuation allowance of approximately $15.7 million for deferred tax assets associated with international operating loss carrryforwards and capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by approximately $7.1 million in fiscal year 2004 primarily due to current and acquired international loss carryforwards. As of September 26, 2004 we had domestic net operating loss carryforwards totaling approximately $32 million that will expire in 2020, and international operating loss carryforwards totaling approximately $25 million, of which $9 million will expire in 2011 and $16 million have an indefinite life. Management believes that is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(10) Investments

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

(11) Discontinued Operations

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

(12) Shareholders’ Equity

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

	2004	2003	2002
Net income (numerator for basic earnings per share)	$129,512	$98,915	$79,594
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	4,697	4,481	4,272

Adjusted net income (numerator for diluted earnings per share)	$134,209	$103,396	$83,866

Weighted average common shares outstanding (denominator for basic earnings per share)	61,324	59,035	56,385
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,281	3,285	3,286
Assumed exercise of stock options	3,122	3,010	3,669

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	67,727	65,330	63,340

Basic earnings per share	$2.11	$1.68	$1.41

Diluted earnings per share	$1.98	$1.58	$1.32

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

(15) Quarterly Results (unaudited)

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

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 26, 2004 and September 28, 2003 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2004
Sales	$1,118,148	$902,141	$917,355	$927,306
Cost of goods sold and occupancy costs	733,721	582,597	600,961	606,537

Gross profit	384,427	319,544	316,394	320,769
Direct store expenses	282,596	229,995	232,649	240,800
General and administrative expenses	35,869	28,783	27,551	27,597
Pre-opening and relocation costs	4,073	4,040	4,966	5,569

Operating income	61,889	56,726	51,228	46,803
Other income (expense)
Interest expense	(2,478)	(1,859)	(1,319)	(1,593)
Investment and other income	1,464	1,503	1,782	1,707

Income before income taxes	60,875	56,370	51,691	46,917
Provision for income taxes	24,350	22,548	20,676	18,767

Net income	$36,525	$33,822	$31,015	$28,150

Basic earnings per share	$0.61	$0.55	$0.50	$0.45

Diluted earnings per share	$0.57	$0.52	$0.47	$0.43

Dividends per share	$0.15	$0.15	$0.15	$0.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2003
Sales	$923,760	$725,139	$749,043	$750,651
Cost of goods sold and occupancy costs	609,889	475,674	490,982	493,789

Gross profit	313,871	249,465	258,061	256,862
Direct store expenses	234,131	181,329	187,358	191,604
General and administrative expenses	31,176	23,289	23,930	22,298
Pre-opening and relocation costs	5,161	2,352	3,252	5,000

Operating income	43,403	42,495	43,521	37,960
Other income (expense)
Interest expense	(2,565)	(2,021)	(1,907)	(1,621)
Investment and other income (expense)	(720)	817	4,292	1,204

Income before income taxes	40,118	41,291	45,906	37,543
Provision for income taxes	16,047	16,516	18,362	15,018

Net income	$24,071	$24,775	$27,544	$22,525

Basic earnings per share	$0.41	$0.42	$0.46	$0.38

Diluted earnings per share	$0.39	$0.40	$0.43	$0.36

Dividends per share	$—	$—	$—	$—

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

On March 1, 2005, management and the Audit Committee, in consultation with the Company’s independent registered public accounting firm, discussed the above-described operating lease accounting issues, and the Audit Committee concurred with management’s assessment that the Company’s accounting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information should be restated.

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

Name	Number of Options Granted	Total Options Granted to Employees in Fiscal Year		Exercise or Base Price in Dollars per Share (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
						5%	10%
John P. Mackey	3,000 6,000 4,750	(3 (3 (3	) ) )	$59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	$72,973 193,503 158,740	$170,058 450,944 369,931

Glenda Flanagan	3,000 6,000 2,500	(3 (3 (3	) ) )	59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	72,973 193,503 83,547	170,058 450,944 194,700

A.C. Gallo	3,000 6,000 4,000	(3 (3 (3	) ) )	59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	72,973 193,503 133,676	170,058 450,944 311,521

Walter Robb	3,000 6,000 4,650	(3 (3 (3	) ) )	59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	72,973 193,503 152,934	170,058 450,944 356,402

James P. Sud	3,000 6,000 2,500	(3 (3 (3	) ) )	59.75 79.22 82.09	11/06/2010 05/06/2011 10/22/2011	72,973 193,503 83,547	170,058 450,944 194,700

(1)	The 5% and 10% assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not reflect our estimates or projections of future prices of the shares of our common stock. There can be no assurance that the amounts reflected in this table will be achieved.
(2)	Closing price of common stock at date of grant.
(3)	Less than 1%.

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

	Shares Owned (1)
Name	Number	Percent
Jennison Associates LLC. (2)	6,386,081	10%
FMR Corp. (3)	5,808,697	9%
W.P. Stewart & Co. Ltd. (4)	3,448,695	5%
David W. Dupree	28,950	*
Dr. John B. Elstrott	20,650	*
Glenda Flanagan	97,974	*
A.C. Gallo	37,004	*
Avram J. Goldberg	29,750	*
Gabrielle E. Greene	2,532	*
John P. Mackey	638,359	1%
Linda Mason	10,250	*
Walter Robb	60,057	*
Morris J. Siegel	2,500	*
Dr. Ralph Z. Sorenson	26,750	*
James P. Sud	100,476	*
All 23 directors and officers as a group	1,227,780	2%

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.
(1)	Shares issuable upon exercise of stock options that are exercisable within 60 days after November 23, 2004, are treated as beneficially owned as follows: Mr. Dupree, 21,504; Mr. Elstrott, 9,750; Ms. Flanagan, 43,250; Mr. Gallo, 33,002; Mr. Goldberg, 20,750; Ms. Greene, 2,500; Mr. Mackey, 63,250; Ms. Mason, 5,750; Mr. Robb, 43,208; Mr. Siegel, 2,500; Mr. Sorenson, 16,750; Mr. Sud, 33,250; and all directors and executive officers as a group, 454,862.
(2)	Based on information contained in Schedule 13G, as filed on October 31, 2004. The address of such shareholder is 466 Lexington Avenue, 18th floor, New York, New York 10017-3151.
(3)	Based on information contained in Schedule 13F, as filed on September 30, 2004. The address of such shareholder is 82 Devonshire Street, Boston, Massachusetts 02109-3614.
(4)	Based on information contained in Schedule 13F, as filed on September 30, 2004. The address of such shareholder is 527 Madison Avenue 20th floor, New York, New York 10022-4304.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.

	(2)	Financial Statement Schedules: No schedules are required.

	(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below

(b)	Exhibits

	3.1	Restated Articles of Incorporation of the Registrant, as amended (7)
	3.2	By-laws of the Registrant adopted May 23, 1995, as amended (7)
	4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (3)
	4.2	Indentures between the Company and Chase Bank of Texas, National Association, as Trustee (3)
	4.3	Shareholder Rights Agreement, dated September 22, 1999, between the Registrant, Whole Foods Market, Inc. and Securities Transfer Corporation (5)
	10.1	1993 Team Member Stock Ownership Plan (1)
	10.2	Form of Retention Agreement between the executive officers of the Registrant and the Registrant (2)
	10.3	Form of amendment to Retention Agreement (1)
	10.4	Third Amended and Restated Credit Agreement, dated October 1, 2004, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank, Wells Fargo Bank, National Association, Wachovia Bank, National Association, and Fleet National Bank, Standard Federal Bank, National Association, US Bank, National Association (6)
	10.5	1992 Stock Option Plan for Team Members, as amended (1)
	10.6	1992 Stock Option Plan for Outside Directors (1)
	10.7	1993 Team Member Stock Purchase Plan (1)
	10.8	Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (4)
	10.9	Fresh Fields Markets, Inc.1994 Director Stock Option Plan with amendments thereto (4)
	12.1	Computation of Ratio of Earnings to Fixed Charges (8)
	21.1	Subsidiaries of the Registrant (8)
	23.1	Consent of Ernst & Young LLP (8)
	31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) (8)
	31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) (8)
	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (8)
	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (8)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(3)	Filed as an exhibit to Registration Statement on Form S-3 filed April 30, 1998 (No. 333-51419) and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement on Form S-8 filed August 30, 1996 (No. 333-11271) and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed September 28, 1999 (No. 033-44214) and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 8-K filed October 10, 2004 (No. 000-19797) and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-K for the year ended September 28, 2003 filed December 23, 2003 (No. 000-19797) and incorporated herein by reference.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: March 7, 2005	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2005.

Name	Title
/s/ John P. Mackey John P. Mackey	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Glenda Flanagan Glenda Flanagan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David W. Dupree	Director
David W. Dupree

/s/ Dr. John B. Elstrott	Director
Dr. John B. Elstrott

/s/ Avram J. Goldberg	Director
Avram J. Goldberg

/s/ Gabrielle E. Greene	Director
Gabrielle E. Greene

/s/ Linda A. Mason	Director
Linda A. Mason

/s/ Morris J. Siegel	Director
Morris J. Siegel

/s/ Dr. Ralph Z. Sorenson	Director
Dr. Ralph Z. Sorenson