Form 10-K/A
period 2004-09-26
WHOLE FOODS MARKET INC
filed 2005-05-18
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On March 7, 2005 we filed Amendment No. 1 to the Annual Report on Form 10-K/A for Whole Foods Market, Inc. (the “Company”) for the fiscal year ended September 26, 2004 as originally filed with the Securities and Exchange Commission (“SEC”) on December 10, 2004 to correct previously issued audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information. The corrections were to account for rent holidays and tenant improvement allowances, and for determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties in a manner consistent with views recently expressed by the SEC and other recent interpretations. These restatements were based on guidance and interpretations available at that time and reflected charges to earnings which, among other items, expensed rent incurred or allocated during the store construction period.

On March 25, 2005, subsequent to filing the Company’s restated financial statements on March 7, 2005, the SEC determined that capitalization of land or building rent during the construction period into the historical cost of constructed assets is acceptable. Subsequent interpretations of this SEC guidance by the Company’s and other independent registered accounting firms indicate that a company’s previous practice of accounting for rent during the construction period should be followed in the restatement. As this guidance was not available at the time of the Company’s first restatement, the Company is hereby restating its previously issued financial statements to return to and continue its previous practice of capitalizing rent during the construction period.

This Amendment No. 2 to the Annual Report on Form 10-K/A for Whole Foods Market, Inc. for the fiscal year ended September 26, 2004 is being filed solely to restate previously issued audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information to return to and continue the Company’s previous practice of capitalizing rent during the construction period. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 10, 2004. As a result, this Amendment No. 2 to the Annual Report on Form 10-K/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 2 to the Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date. See Note 3 to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this restatement.

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

Whole Foods Market has taken an active leadership role in the development of the national organic standards. Margaret Wittenberg, our Vice President of Marketing and Public Affairs, served on the National Organic Standards Board (“NOSB”) from 1995 to 2000. The NOSB members were appointed by the Secretary of Agriculture to act as industry advisors to the USDA’s National Organic Program, developing the standards and protocols that form the backbone of the USDA’s Organic Rule. As the sole retail representative on the NOSB, Ms. Wittenberg contributed a broad, realistic perspective on how the standards could work most effectively at the retail level.

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

	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001	Sept. 24, 2000
Consolidated Statements of Operations Data (1)
Sales	$3,864,950	$3,148,593	$2,690,475	$2,272,231	$1,838,630
Cost of goods sold and occupancy costs	2,523,816	2,070,334	1,758,281	1,482,828	1,205,248

Gross profit	1,341,134	1,078,259	932,194	789,403	633,382
Direct store expenses	987,997	796,121	678,862	577,149	461,801
General and administrative expenses	119,800	100,693	95,871	82,440	60,054
Goodwill amortization	—	—	—	3,129	2,246
Pre-opening and relocation costs	11,449	12,494	12,953	9,952	10,353
Store closure and asset disposal costs	—	—	—	9,425	—

Operating income	221,888	168,951	144,508	107,308	98,928
Other income (expense):
Interest expense	(7,249)	(8,114)	(10,384)	(17,891)	(15,093)
Investment and other income (loss)	6,456	5,593	2,056	1,628	(8,015)

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	221,095	166,430	136,180	91,045	75,820
Provision for income taxes	88,438	66,571	54,472	36,418	33,887
Equity in losses of unconsolidated affiliates	—	—	—	5,626	14,074

Income from continuing operations before cumulative effect of change in accounting principle	132,657	99,859	81,708	49,001	27,859
Income (loss) from discontinued operations, net of income taxes	—	—	—	16,233	(33,383)

Income (loss) before cumulative effect of change in accounting principle	132,657	99,859	81,708	65,234	(5,524)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(375)

Net income (loss)	$132,657	$99,859	$81,708	$65,234	$(5,899)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$2.16	$1.69	$1.45	$0.91	$0.53
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.30	(0.63)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.01)

Net income (loss)	$2.16	$1.69	$1.45	$1.22	$(0.11)

Weighted average shares outstanding	61,324	59,035	56,385	53,664	52,248

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of change in accounting principle	$2.03	$1.60	$1.36	$0.87	$0.51
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.29	(0.61)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.01)

Net income (loss)	$2.03	$1.60	$1.36	$1.16	$(0.11)

Weighted average shares outstanding, diluted basis	67,727	65,330	63,340	56,185	54,370

Dividends per share	$0.60	$—	$—	$—	$—

(continued)

Whole Foods Market, Inc.

Summary Financial Information (continued)

(In thousands, except per share and operating data)

	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001	Sept. 24, 2000
Consolidated Balance Sheets Data
Net working capital	$150,622	$121,284	$(4,157)	$(10,896)	$(11,929)
Total assets	1,547,716	1,229,440	974,865	855,790	782,144
Long-term debt (including current maturities)	170,743	168,715	167,741	256,649	305,954
Shareholders’ equity	968,655	760,848	577,586	400,640	301,086

Operating Data
Number of stores at end of fiscal year	163	145	135	126	117
Average store size (gross square footage)	32,000	31,000	31,000	29,000	27,000
Average weekly sales per store	$482,000	$424,000	$393,000	$353,000	$325,000
Comparable store sales increase (2)	14.9%	8.6%	10.0%	9.2%	8.6%
Identical store sales increase (2)	14.5%	8.1%	8.7%	8.0%	7.0%

(1)	Fiscal years 2004, 2003, 2002 and 2000 were 52-week years and fiscal year 2001 was a 53-week year.
(2)	Sales of a store are deemed to be “comparable” commencing in the fifty-third full week after the store was opened or acquired. Identical store sales excludes sales for remodels with expansions of square footage greater than 20% and relocations.

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

Restatement of Financial Statements

In February, 2005, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). As a result of its review, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company historically had recognized rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the commencement date of the lease which is typically the store opening date. The Company determined that the lease term should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes.

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement assets on the consolidated balance sheets and as capital expenditures in investing activities on the consolidated statements of cash flows. Management determined these allowances should be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this change resulted in a reclassification of the deferred rent amortization from “Direct store expenses” to “Cost of goods sold and occupancy costs” on the consolidated statements of operations.

The Company filed Amendment No. 1 on Form 10-K/A with restated audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information on March 7, 2005 to correct for the misstatements discussed above. These restatements were based on guidance and interpretations available at that time and reflected adjustments which, among other items, charged to expense rent incurred or allocated during the store construction period.

After the filing of our restated financial statements on March 7, 2005, the SEC determined that capitalization of land or building rent during the construction period into the historical cost of constructed assets is acceptable. Subsequent interpretations of this SEC guidance by the Company’s and other independent registered accounting firms indicate that a company’s previous practice of accounting for rent during the construction period should be followed in the restatement. This guidance was not available to the Company at the time of the first restatement. After consultation with management and our independent registered accounting firm, our Audit Committee, at a meeting on May 4, 2005, determined that it was therefore appropriate to restate the Company’s previously issued financial statements to return to and continue the Company’s previous practice of capitalizing rent during the construction period.

See Note 3 to the consolidated financial statements for summaries of the effects of these restatement adjustments on the consolidated balance sheets as of September 26, 2004 and September 28, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 26, 2004. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates the effects of these restatement adjustments.

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

Net income totaled $132.7 million, $99.9 million and $81.7 million for fiscal years 2004, 2003 and 2002, respectively, increasing year-over year by approximately 33%, 22% and 25%. Diluted earnings per share totaled $2.03, $1.60 and $1.36 for fiscal years 2004, 2003 and 2002, respectively.

Cash flows from operations totaled approximately $337.5 million, $284.3 million and $236.2 million for fiscal years 2004, 2003 and 2002, respectively. Our capital expenditures totaled approximately $273.7 million, $177.9 million and $168.5 million in fiscal years 2004, 2003 and 2002, respectively, including approximately $163.9 million, $93.8 million and $107.1 million, respectively, for new stores. We opened 12 stores during each of fiscal years 2004 and 2003, and opened 11 stores during fiscal year 2002, and we ended fiscal year 2004 with 163 stores.

Year over year, total assets increased 26% to $1.5 billion, total liabilities increased 24% to $579 million, and shareholders’ equity increased 27% to $969 million. At the end of fiscal year 2004, we had $170.7 million in long-term debt and $221.5 million in total cash and cash equivalents, including restricted cash.

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

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.3	65.8	65.4

Gross profit	34.7	34.2	34.6
Direct store expenses	25.6	25.3	25.2
General and administrative expenses	3.1	3.2	3.6
Pre-opening and relocation costs	0.3	0.4	0.5

Operating income	5.7	5.4	5.4
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.4)
Investment and other income	0.2	0.2	0.1

Income before income taxes	5.7	5.3	5.1
Provision for income taxes	2.3	2.1	2.0

Net income	3.4%	3.2%	3.0%

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

Direct Store Expenses

Direct store expenses as a percentage of sales was approximately 25.6%, 25.3% and 25.2% in fiscal years 2004, 2003 and 2002, respectively. For all years, higher direct operating expenses of new stores continue to have a partially offsetting impact on store contribution. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. We continue to focus on improvements in leveraging of labor, managing health care benefits plan costs and other direct expenses to produce incremental improvements in direct store expense as a percentage of sales.

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

Pre-opening and Relocation Costs

Pre-opening costs include costs related to new store openings including rent costs incurred subsequent to the construction period, costs associated with hiring and training personnel, supplies and other miscellaneous costs. Pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening and relocation costs were approximately $11.4 million, $12.5 million and $13.0 million in fiscal years 2004, 2003 and 2002, respectively. Stores newly opened and relocated were as follows:

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

Liquidity and Capital Resources

We generated cash flows from operating activities of approximately $337.5 million, $284.3 million and $236.2 million in fiscal years 2004, 2003 and 2002, respectively. Cash flows from operating activities represented our principal source of cash and resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital. We had cash and cash equivalent balances, including restricted cash, totaling approximately $221.5 million and $165.8 million at September 26, 2004 and September 28, 2003, respectively.

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

The following table shows expirations per period on commercial commitments as of September 26, 2004 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Credit facility	$100,000	$-	$100,000	$-

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

We will incur additional capital expenditures during fiscal year 2005 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the second quarter of fiscal year 2004, the Company loaned $13.5 million to a third-party real estate developer in connection with the construction of a new Company store. During the second quarter of fiscal year 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited, which owned and operated seven natural and organic food stores in London and Bristol, England, for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. During the first quarter of fiscal year 2004, we acquired certain assets of Select Fish LLC, which owned and operated a seafood processing and distribution facility located in Seattle, Washington, in exchange for approximately $3 million in cash plus the assumption of certain liabilities. During the first quarter of fiscal year 2002, the Company completed the acquisition of three Harry’s Farmer’s Market perishables superstores in Atlanta, Georgia in exchange for approximately $36 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $327.9 million, $180.6 million and $210.4 million in fiscal years 2004, 2003 and 2002, respectively. Absent any significant cash acquisition or change in status of the Company’s outstanding zero coupon convertible bond issue, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

/s/ Ernst & Young LLP

Austin, Texas

October 28, 2004 (except for Note 3, as to which the date is May 4, 2005)

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 26, 2004 and September 28, 2003

Assets	2004 (Restated, see Note 3)	2003 (Restated, see Note 3)
Current assets:
Cash and cash equivalents	$198,377	$165,779
Restricted cash	23,160	—
Trade accounts receivable	64,972	45,947
Merchandise inventories	152,912	123,904
Prepaid expenses and other current assets	16,702	12,447
Deferred income taxes	29,449	15,981

Total current assets	485,572	364,058
Property and equipment, net of accumulated depreciation and amortization	904,825	743,295
Long-term investments	—	2,206
Goodwill	112,186	80,548
Intangible assets, net of accumulated amortization	24,831	26,569
Deferred income taxes	—	7,191
Other assets	20,302	5,573

Total assets	$1,547,716	$1,229,440

Liabilities and Shareholders’ Equity	2004	2003
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,973	$5,806
Trade accounts payable	90,751	72,715
Accrued payroll, bonus and other benefits due team members	100,536	70,875
Dividends payable	9,361	—
Other accrued expenses	128,329	93,378

Total current liabilities	334,950	242,774
Long-term debt and capital lease obligations, less current installments	164,770	162,909
Deferred rent liabilities	70,067	60,608
Deferred income taxes	7,693	—
Other long-term liabilities	1,581	2,301

Total liabilities	579,061	468,592

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 62,771 and 60,299 shares issued, 62,407 and 60,070 shares outstanding in 2004 and 2003, respectively	535,107	423,297
Accumulated other comprehensive income	2,053	1,624
Retained earnings	431,495	335,927

Total shareholders’ equity	968,655	760,848

Commitments and contingencies
Total liabilities and shareholders’ equity	$1,547,716	$1,229,440

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	2004 (Restated, see Note 3)	2003 (Restated, see Note 3)	2002 (Restated, see Note 3)
Sales	$3,864,950	$3,148,593	$2,690,475
Cost of goods sold and occupancy costs	2,523,816	2,070,334	1,758,281

Gross profit	1,341,134	1,078,259	932,194
Direct store expenses	987,997	796,121	678,862
General and administrative expenses	119,800	100,693	95,871
Pre-opening and relocation costs	11,449	12,494	12,953

Operating income	221,888	168,951	144,508
Other income (expense):
Interest expense	(7,249)	(8,114)	(10,384)
Investment and other income	6,456	5,593	2,056

Income before income taxes	221,095	166,430	136,180
Provision for income taxes	88,438	66,571	54,472

Net income	$132,657	$99,859	$81,708

Basic earnings per share	$2.16	$1.69	$1.45

Weighted average shares outstanding	61,324	59,035	56,385

Diluted earnings per share	$2.03	$1.60	$1.36

Weighted average shares outstanding, diluted basis	67,727	65,330	63,340

Dividends per share	$0.60	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Restated, see Note 3)	Total Shareholder’s Equity (Restated, see Note 3)
Balances at September 30, 2001	54,770	$251,679	$(5,369)	$(30)	$154,360	$400,640

Net income	—	—	—	—	81,708	81,708
Foreign currency translation adjustments	—	—	—	(112)	—	(112)
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(280)	—	(280)

Comprehensive income	—	—	—	(392)	81,708	81,316
Issuance of common stock	2,521	61,595	—	—	—	61,595
Issuance of common stock to 401(k) plan	106	4,475	—	—	—	4,475
Issuance of common stock from treasury	342	—	5,369	—	—	5,369
Tax benefit related to exercise of team member stock options	—	23,890	—	—	—	23,890
Other	—	301	—	—	—	301

Balances at September 29, 2002	57,739	341,940	—	(422)	236,068	577,586

Net income	—	—	—	—	99,859	99,859
Foreign currency translation adjustments	—	—	—	1,798	—	1,798
Reclassification adjustments for losses included in net income	—	—	—	280	—	280
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(32)	—	(32)

Comprehensive income	—	—	—	2,046	99,859	101,905
Issuance of common stock	2,263	52,270	—	—	—	52,270
Issuance of common stock to 401(k) plan	67	3,125	—	—	—	3,125
Tax benefit related to exercise of team member stock options	—	25,917	—	—	—	25,917
Other	1	45	—	—	—	45

Balances at September 28, 2003	60,070	423,297	—	1,624	335,927	760,848

Net income	—	—	—	—	132,657	132,657
Foreign currency translation adjustments	—	—	—	856	—	856
Reclassification adjustments for losses included in net income	—	—	—	88	—	88
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(515)	—	(515)

Comprehensive income	—	—	—	429	132,657	133,086
Dividends ($0.60 per share)	—	—	—	—	(37,089)	(37,089)
Issuance of common stock	2,092	59,518	—	—	—	59,518
Issuance of common stock in connection with acquisition	239	16,375	—	—	—	16,375
Tax benefit related to exercise of team member stock options	—	35,583	—	—	—	35,583
Other	6	334	—	—	—	334

Balances at September 26, 2004	62,407	$535,107	$—	$2,053	$431,495	$968,655

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

	2004 (Restated, see Note 3)	2003 (Restated, see Note 3)	2002 (Restated, see Note 3)
Cash flows from operating activities
Net income	$132,657	$99,859	$81,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,124	101,571	88,971
Loss on disposal of fixed assets	5,769	771	3,138
Deferred income tax expense (benefit)	1,416	3,447	8,248
Tax benefit related to exercise of team member stock options	35,583	25,917	23,890
Interest accretion on long-term debt	7,551	7,339	7,048
Deferred rent	12,099	8,887	9,063
Other	(1,133)	8,555	3,101
Net change in current assets and liabilities:
Trade accounts receivable	(19,158)	(15,209)	(6,115)
Merchandise inventories	(27,868)	(17,714)	(3,096)
Prepaid expenses and other current assets	(2,940)	(1,755)	194
Trade accounts payable	12,515	13,005	5,859
Accrued payroll, bonus and other benefits due team member	29,646	11,516	17,609
Other accrued expenses	35,279	38,100	(3,381)

Net cash provided by operating activities	337,540	284,289	236,237

Cash flows from investing activities
Development costs of new store locations	(163,928)	(93,839)	(107,092)
Other property, plant and equipment expenditures	(109,739)	(84,103)	(61,385)
Acquisition of intangible assets	(584)	(6,456)	(1,241)
Increase in notes receivable	(13,500)	—	—
Increase in restricted cash	(23,160)	—	—
Payment for purchase of acquired entities, net of cash acquired	(18,873)	—	(35,978)
Other investing activities	1,916	3,763	(4,753)

Net cash used in investing activities	(327,868)	(180,635)	(210,449)

Cash flows from financing activities
Net proceeds from long-term borrowings	—	—	32,000
Dividends paid	(27,728)	—	—
Payments on long-term debt and capital lease obligations	(8,864)	(5,835)	(127,956)
Issuance of common stock	59,518	52,270	66,964

Net cash provided by (used in) financing activities	22,926	46,435	(28,992)

Cash flows from discontinued operations
Net cash provided by discontinued operations	—	3,044	14,007

Net increase in cash and cash equivalents	32,598	153,133	10,803
Cash and cash equivalents at beginning of year	165,779	12,646	1,843

Cash and cash equivalents at end of year	$198,377	$165,779	$12,646

Supplemental disclosures of cash flow information:
Interest paid	$2,127	$2,084	$5,224
Federal and state income taxes paid	60,372	16,375	26,030

Non-cash transactions:
Common stock issued in connection with acquisition	$16,375	$—	$—

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally three to 15 years) using the straight-line method. We provide amortization of leasehold improvements on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company’s option if exercise of the option is determined to be reasonably assured at the inception of the lease. We provide depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. Repair and maintenance costs are expensed as incurred. We capitalize rent costs incurred during the construction period of leased stores. Interest costs on significant projects constructed or developed for the Company’s own use are capitalized as a separate component of the asset. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Operating Leases

The Company leases stores, distribution centers, bakehouses and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. We capitalize rent costs incurred during the construction period of leased stores. Rent costs are expensed as incurred subsequent to the construction period, including the pre-opening period prior to the store opening. We record tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortize the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations. We record rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year.

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

Pre-opening and Relocation Costs

Pre-opening costs include costs related to new store openings including rent costs incurred subsequent to the construction period, costs associated with hiring and training personnel, supplies and other miscellaneous costs. Pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Pre-opening costs are expensed as incurred. Relocation costs, which consist of moving costs, remaining lease payments, accelerated depreciation costs, asset impairment costs, other costs associated with replaced facilities and other related expenses, are expensed as incurred.

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Had we recognized compensation costs as prescribed by SFAS No. 123, net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

	2004	2003	2002
Net income:
As reported	$132,657	$99,859	$81,708
Pro forma expense, net of income taxes	(23,888)	(17,675)	(14,059)

Pro forma net income	$108,769	$82,184	$67,649

Basic earnings per share:
As reported	$2.16	$1.69	$1.45
Pro forma adjustment	(0.39)	(0.30)	(0.25)

Pro forma basic earnings per share	$1.77	$1.39	$1.20

Diluted earnings per share:
As reported	$2.03	$1.60	$1.36
Pro forma adjustment	(0.33)	(0.25)	(0.21)

Pro forma diluted earnings per share	$1.70	$1.35	$1.15

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

(3) Restatement of Financial Statements

In February 2005, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

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

The Company filed Amendment No. 1 on Form 10-K/A with restated audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information on March 7, 2005 to correct for the misstatements discussed above. These restatements were based on guidance and interpretations available at that time and reflected adjustments which, among other items, charged to expense rent incurred or allocated during the store construction period.

After the filing of our restated financial statements on March 7, 2005, the SEC determined that capitalization of land or building rent during the construction period into the historical cost of constructed assets is acceptable. Subsequent interpretations of this SEC guidance by the Company’s and other independent registered accounting firms indicate that a company’s previous practice of accounting for rent during the construction period should be followed in the restatement. This guidance was not available to the Company at the time of the first restatement. After consultation with management and our independent registered accounting firm, our Audit Committee, at a meeting on May 4, 2005, determined that it was therefore appropriate to restate the Company’s previously issued financial statements to return to and continue the Company’s previous practice of capitalizing rent during the construction period.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Following is a summary of the effects of these restatement adjustments on the consolidated balance sheets as of September 26, 2004 and September 28, 2003 (in thousands):

September 26, 2004	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Current deferred income tax asset	$28,894	$1,080	$29,974	$(525)	$29,449
Total current assets	485,017	1,080	486,097	(525)	485,572
Property and equipment, net	877,457	(4,060)	873,397	31,428	904,825
Long-term deferred income tax asset	—	4,193	4,193	(4,193)	—
Total assets	1,519,793	1,213	1,521,006	26,710	1,547,716
Other accrued expenses	124,641	3,688	128,329	—	128,329
Total current liabilities	331,262	3,688	334,950	—	334,950
Deferred rent liabilities	13,566	56,501	70,067	—	70,067
Long-term deferred income tax liability	20,175	(20,175)	—	7,693	7,693
Total liabilities	531,354	40,014	571,368	7,693	579,061
Retained earnings	451,279	(38,801)	412,478	19,017	431,495
Total shareholders’ equity	988,439	(38,801)	949,638	19,017	968,655
Total liabilities and shareholders’ equity	$1,519,793	$1,213	$1,521,006	$26,710	$1,547,716

September 28, 2003	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Current deferred income tax asset	$15,607	$664	$16,271	$(290)	$15,981
Total current assets	363,684	664	364,348	(290)	364,058
Property and equipment, net	718,240	(1,130)	717,110	26,185	743,295
Long-term deferred income tax asset	—	17,214	17,214	(10,023)	7,191
Total assets	1,196,820	16,748	1,213,568	15,872	1,229,440
Other accrued expenses	90,188	3,190	93,378	—	93,378
Total current liabilities	239,584	3,190	242,774	—	242,774
Deferred rent liabilities	13,349	47,259	60,608	—	60,608
Long-term deferred income tax liability	2,501	(2,501)	—	—	—
Total liabilities	420,644	47,948	468,592	—	468,592
Retained earnings	351,255	(31,200)	320,055	15,872	335,927
Total shareholders’ equity	776,176	(31,200)	744,976	15,872	760,848
Total liabilities and shareholders’ equity	$1,196,820	$16,748	$1,213,568	$15,872	$1,229,440

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Following is a summary of the effects of these restatement adjustments on the consolidated statements of operations for the three fiscal years ended September 26, 2004 (in thousands):

Fiscal year ended September 26, 2004	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Cost of goods sold and occupancy costs	$2,521,611	$2,205	$2,523,816	$—	$2,523,816
Gross profit	1,343,339	(2,205)	1,341,134	—	1,341,134
Direct store expenses	983,765	2,275	986,040	1,957	987,997
Pre-opening and relocation costs	10,459	8,189	18,648	(7,199)	11,449
Operating income	229,315	(12,669)	216,646	5,242	221,888
Income before income taxes	228,522	(12,669)	215,853	5,242	221,095
Provision for income taxes	91,409	(5,068)	86,341	2,097	88,438
Net income	$137,113	$(7,601)	$129,512	$3,145	$132,657
Basic earnings per share	$2.24	$(0.13)	$2.11	$0.05	$2.16
Diluted earnings per share	$2.09	$(0.11)	$1.98	$0.05	$2.03

Fiscal year ended September 28, 2003	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Cost of goods sold and occupancy costs	$2,067,939	$2,395	$2,070,334	$—	$2,070,334
Gross profit	1,080,654	(2,395)	1,078,259	—	1,078,259
Direct store expenses	792,536	1,886	794,422	1,699	796,121
Pre-opening and relocation costs	12,091	3,674	15,765	(3,271)	12,494
Operating income	175,334	(7,955)	167,379	1,572	168,951
Income before income taxes	172,813	(7,955)	164,858	1,572	166,430
Provision for income taxes	69,126	(3,183)	65,943	628	66,571
Net income	$103,687	$(4,772)	$98,915	$944	$99,859
Basic earnings per share	$1.76	$(0.08)	$1.68	$0.01	$1.69
Diluted earnings per share	$1.66	$(0.08)	$1.58	$0.02	$1.60

Fiscal year ended September 29, 2002	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Cost of goods sold and occupancy costs	$1,757,213	$1,068	$1,758,281	$—	$1,758,281
Gross profit	933,262	(1,068)	932,194	—	932,194
Direct store expenses	675,760	1,644	677,404	1,458	678,862
Pre-opening and relocation costs	12,485	5,449	17,934	(4,981)	12,953
Operating income	149,146	(8,161)	140,985	3,523	144,508
Income before income taxes	140,818	(8,161)	132,657	3,523	136,180
Provision for income taxes	56,327	(3,264)	53,063	1,409	54,472
Net income	$84,491	$(4,897)	$79,594	$2,114	$81,708
Basic earnings per share	$1.50	$(0.09)	$1.41	$0.04	$1.45
Diluted earnings per share	$1.40	$(0.08)	$1.32	$0.04	$1.36

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Following is a summary of the effects of these restatement adjustments on the consolidated statements of shareholders’ equity and comprehensive income as of September 30, 2001 (in thousands):

September 30, 2001	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Retained earnings	$163,077	$(21,531)	$141,546	$12,814	$154,360

Following is a summary of the effects of these restatement adjustments on the consolidated statements of cash flows for the three fiscal years ended September 26, 2004.

Fiscal year ended September 26, 2004	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Net cash provided by operating activities	$328,826	$1,514	$330,340	$7,200	$337,540
Net cash used in investing activities	$(319,154)	$(1,514)	$(320,668)	$(7,200)	$(327,868)

Fiscal year ended September 28, 2003	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Net cash provided by operating activities	$279,457	$1,561	$281,018	$3,271	$284,289
Net cash used in investing activities	$(175,803)	$(1,561)	$(177,364)	$(3,271)	$(180,635)

Fiscal year ended September 29, 2002	As originally reported on Form 10-K filed December 9, 2004	Adjustments	As reported on Amendment No. 1 on Form 10-K/A filed March 7, 2005	Adjustments	Restated
Net cash provided by operating activities	$229,145	$2,109	$231,254	$4,983	$236,237
Net cash used in investing activities	$(203,357)	$(2,109)	$(205,466)	$(4,983)	$(210,449)

(4) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2004	2003
Land	$17,485	$17,793
Buildings and leasehold improvements	691,537	613,353
Fixtures and equipment	608,934	509,481
Construction in progress and equipment not yet in service	103,698	45,936

	1,421,654	1,186563
Less accumulated depreciation and amortization	516,829	443,268

	$904,825	$743,295

Depreciation and amortization expense related to property and equipment totaled approximately $113.2 million, $98.7 million and $85.4 million for fiscal years 2004, 2003 and 2002, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $1.9 million and $1.0 million at September 26, 2004 and September 28, 2003, respectively. Property and equipment includes approximately $2.1 million, $1.4 million and $1.3 million of interest capitalized during fiscal years 2004, 2003 and 2002, respectively. Development costs of new store locations totaled approximately $163.9 million, $93.8 million and $107.1 million in fiscal years 2004, 2003 and 2002, respectively. As of November 30, 2004, we had signed leases for 53 stores under development.

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

(8) Leases

The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2004 to 2040. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2004, 2003 and 2002 totaled approximately $92.7 million, $80.2 million and $68.2 million, respectively. Minimum rental commitments required by all non-cancelable leases are approximately as follows (in thousands):

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

(9) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2004	2003	2002
Current federal income tax	$70,750	$51,681	$41,111
Current state income tax	16,272	11,731	5,198

Total current tax	87,022	63,412	46,309

Deferred federal income tax	2,119	3,402	5,772
Deferred state income tax	(703)	(243)	2,391

Total deferred tax	1,416	3,159	8,163

Total income tax expense	$88,438	$66,571	$54,472

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2004	2003	2002
Federal tax based on statutory rates	$77,383	$58,251	$47,663
Increase (reduction) in income taxes resulting from:
Increase (decrease) in valuation allowance	—	(42)	(294)
Deductible state income taxes	(5,449)	(4,021)	(2,656)
Other, net	935	895	2,170

Total federal taxes	72,869	55,083	46,883
State income taxes	15,569	11,488	7,589

Total income tax expense	$88,438	$66,571	$54,472

Current income taxes payable as of September 26, 2004 and September 28, 2003 were approximately $13.6 million and $22.3 million, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2004	2003
Deferred tax assets:
Compensation related costs	$23,810	$16,246
Insurance related costs	5,223	—
Inventories, principally due to additional costs inventoried for tax purposes	2,549	2,663
Lease termination and other merger accruals	1,056	1,889
Rent differential, principally due to financial reporting of pro rata expense	15,652	13,506
Net domestic and international operating loss carryforwards	20,012	16,345
Capital loss carryforwards	7,231	8,603
Other	878	11

Gross deferred tax assets	76,411	59,263
Valuation allowance	(15,725)	(8,603)

	60,686	50,660

Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(37,358)	(25,326)
Capitalized costs expensed for tax purposes	(1,572)	(1,536)
Other	—	(626)

	(38,930)	(27,488)

Net deferred tax asset	$21,756	$23,172

Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows:

	2004	2003
Current assets	$29,449	$15,981
Noncurrent assets	—	7,191
Noncurrent liabilities	(7,693)	—

Net deferred tax asset	$21,756	$23,172

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

	2004	2003	2002
Net income (numerator for basic earnings per share)	$132,657	$99,859	$81,708
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	4,697	4,481	4,272

Adjusted net income (numerator for diluted earnings per share)	$137,354	$104,340	$85,980

Weighted average common shares outstanding (denominator for basic earnings per share)	61,324	59,035	56,385
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,281	3,285	3,286
Assumed exercise of stock options	3,122	3,010	3,669

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	67,727	65,330	63,340

Basic earnings per share	$2.16	$1.69	$1.45

Diluted earnings per share	$2.03	$1.60	$1.36

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

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at September 30, 2001	9,740	$22.35
Options granted	1,802	46.40
Options exercised	(2,854)	23.33
Options canceled	(404)	26.79

Balance at September 29, 2002	8,284	$27.04
Options granted	2,188	55.60
Options exercised	(2,230)	22.62
Options canceled	(378)	27.79

Balance at September 28, 2003	7,864	$35.06
Options granted	2,620	79.08
Options exercised	(2,077)	28.25
Options canceled	(337)	47.80

Balance at September 26, 2004	8,070	$51.38

A summary of options outstanding and exercisable at September 26, 2004 follows (in thousands, except per share data):

Range of Exercise Prices		Number Outstanding	Options Outstanding		Options Exercisable
			Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
From	To
$0.45	$20.94	944	2.04	$18.45	940	$18.44
20.94	43.53	1,653	2.92	25.89	1,040	27.02
43.53	53.00	1,170	4.57	46.94	393	46.85
53.00	76.61	1,769	5.52	55.79	303	55.64
76.61	84.12	2,534	6.61	79.26	—	—

Total		8,070	4.78	$51.38	2,676	$30.18

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

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 26, 2004 and September 28, 2003 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2004
Sales	$1,118,148	$902,141	$917,355	$927,306
Cost of goods sold and occupancy costs	733,721	582,597	600,961	606,537

Gross profit	384,427	319,544	316,394	320,769
Direct store expenses	283,165	230,441	233,111	241,280
General and administrative expenses	35,869	28,783	27,551	27,597
Pre-opening and relocation costs	1,917	2,605	3,258	3,669

Operating income	63,476	57,715	52,474	48,223
Other income (expense)
Interest expense	(2,478)	(1,859)	(1,319)	(1,593)
Investment and other income	1,464	1,503	1,782	1,707

Income before income taxes	62,462	57,359	52,937	48,337
Provision for income taxes	24,985	22,944	21,174	19,335

Net income	$37,477	$34,415	$31,763	$29,002

Basic earnings per share	$0.62	$0.56	$0.51	$0.47

Diluted earnings per share	$0.58	$0.53	$0.48	$0.44

Dividends per share	$0.15	$0.15	$0.15	$0.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2003
Sales	$923,760	$725,139	$749,043	$750,651
Cost of goods sold and occupancy costs	609,889	475,674	490,982	493,789

Gross profit	313,871	249,465	258,061	256,862
Direct store expenses	234,626	181,717	187,756	192,022
General and administrative expenses	31,176	23,289	23,930	22,298
Pre-opening and relocation costs	4,073	1,757	2,510	4,154

Operating income	43,996	42,702	43,865	38,388
Other income (expense)
Interest expense	(2,565)	(2,021)	(1,907)	(1,621)
Investment and other income (expense)	(720)	817	4,292	1,204

Income before income taxes	40,711	41,498	46,250	37,971
Provision for income taxes	16,284	16,599	18,500	15,188

Net income	$24,427	$24,899	$27,750	$22,783

Basic earnings per share	$0.42	$0.42	$0.46	$0.38

Diluted earnings per share	$0.40	$0.40	$0.44	$0.36

Dividends per share	$—	$—	$—	$—

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

On March 1, 2005, management and the Audit Committee, in consultation with the Company’s independent registered public accounting firm, discussed the above-described operating lease accounting issues, and the Audit Committee concurred with management’s assessment that the Company’s accounting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information should be restated. The Company filed Amendment No. 1 on Form 10-K/A with restated audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information on March 7, 2005. These restatements were based on guidance and interpretations available at that time and reflected adjustments which, among other items, charged to expense rent incurred or allocated during the store construction period.

After the filing of our restated financial statements on March 7, 2005, the SEC determined that capitalization of land or building rent during the construction period into the historical cost of constructed assets is acceptable. Subsequent interpretations of this SEC guidance by the Company’s and other independent registered accounting firms indicate that a company’s previous practice of accounting for rent during the construction period should be followed in the restatement. This guidance was not available to the Company at the time of the first restatement. After consultation with management and our independent registered accounting firm, our Audit Committee, at a meeting on May 4, 2005, determined that it was therefore appropriate to restate the Company’s previously issued financial statements to return to and continue the Company’s previous practice of capitalizing rent during the construction period.

Restatement of previously issued financial statements to reflect the correction of misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination on March 1, 2005 that previously issued financial statements should be restated, management concluded that a material weakness existed in the Company’s internal control over financial reporting and disclosed this matter to the Audit Committee and to the Company’s independent registered public accounting firm.

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

Management concluded that the result of its subsequent determination on May 4, 2005 to restate previously issued financial statements was not to reflect the correction of a misstatement but rather to reflect adjustments to return to and continue the Company’s previous practice of capitalizing rent during the construction period based on guidance not available to the Company at the time of the first restatement, and therefore not indicative of a material weakness in the Company’s internal control over financial reporting.

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

All Other Fees

All other services include fees for internal control documentation assistance pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules: No schedules are required.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below

(b)	Exhibits

3.1	Restated Articles of Incorporation of the Registrant, as amended (7)

3.2	By-laws of the Registrant adopted May 23, 1995, as amended (7)

4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (3)

4.2	Indentures between the Company and Chase Bank of Texas, National Association, as Trustee (3)

4.3	Shareholder Rights Agreement, dated September 22, 1999, between the Registrant, Whole Foods Market, Inc. and Securities Transfer Corporation (5)

10.1	1993 Team Member Stock Ownership Plan (1)

10.2	Form of Retention Agreement between the executive officers of the Registrant and the Registrant (2)

10.3	Form of amendment to Retention Agreement (1)

10.4	Third Amended and Restated Credit Agreement, dated October 1, 2004, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank, Wells Fargo Bank, National Association, Wachovia Bank, National Association, and Fleet National Bank, Standard Federal Bank, National Association, US Bank, National Association (6)

10.5	1992 Stock Option Plan for Team Members, as amended (1)

10.6	1992 Stock Option Plan for Outside Directors (1)

10.7	1993 Team Member Stock Purchase Plan (1)

10.8	Second Amended and Restated 1991 Stock Incentive Plan of Fresh Fields Markets, Inc. with amendments thereto (4)

10.9	Fresh Fields Markets, Inc.1994 Director Stock Option Plan with amendments thereto (4)

12.1	Computation of Ratio of Earnings to Fixed Charges (8)

21.1	Subsidiaries of the Registrant (8)

23.1	Consent of Ernst & Young LLP (8)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) (8)

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) (8)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (8)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (8)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(3)	Filed as an exhibit to Registration Statement on Form S-3 filed April 30, 1998 (No. 333-51419) and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement on Form S-8 filed August 30, 1996 (No. 333-11271) and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed September 28, 1999 (No. 033-44214) and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 8-K filed October 10, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-K for the year ended September 28, 2003 filed December 23, 2003 and incorporated herein by reference.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: May 18, 2005	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 18, 2005.

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