Form 10-Q/A
period 2005-01-16
WHOLE FOODS MARKET INC
filed 2005-05-18
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

During February 2005, management of Whole Foods Market, Inc. (the “Company”) completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). As a result of its review, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP. On March 2, 2005 we filed our Quarterly Report on Form 10-Q for the period ended January 16, 2005 with restated consolidated balance sheet as of September 26, 2004 and restated consolidated statement of operations for the sixteen weeks ended January 18, 2004 to correct for the misstatements discussed above.

On March 7, 2005 we filed Amendment No. 1 to the Annual Report on Form 10-K/A for Whole Foods Market, Inc. for the fiscal year ended September 26, 2004 as originally filed with the SEC on December 10, 2004 to correct previously issued audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information. These restatements were based on guidance and interpretations available at that time and reflected charges to earnings which, among other items, expensed rent incurred or allocated during the store construction period.

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

On May 18, 2005 we filed Amendment No. 2 to the Annual Report on Form 10-K/A for Whole Foods Market, Inc. for the fiscal year ended September 26, 2004 as originally filed with the SEC on December 10, 2004 to restate previously issued consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information to return to and continue the Company’s previous practice of capitalizing rent during the construction period.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended January 16, 2005 is being filed solely to restate previously issued unaudited consolidated financial statements for the period ended January 16, 2005 to return to and continue the Company’s previous practice of capitalizing rent during the construction period. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on March 2, 2005. As a result, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A and the original Quarterly Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date. See Note 2 to the unaudited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this restatement.

Whole Foods Market, Inc.

Form 10-Q/A

Part 1. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets

January 16, 2005 and September 26, 2004 (unaudited)

(In thousands)

Assets

	2005	2004
	(Restated, see Note 2)
Current assets:
Cash and cash equivalents	$228,112	$198,377
Restricted cash	33,212	23,160
Trade accounts receivable	61,880	64,972
Merchandise inventories	165,209	152,912
Deferred income taxes	29,449	29,449
Prepaid expenses and other current assets	30,479	16,702

Total current assets	548,341	485,572
Property and equipment, net of accumulated depreciation and amortization	952,968	904,825
Goodwill	112,503	112,186
Intangible assets, net of accumulated amortization	23,628	24,831
Other assets	6,050	20,302

Total assets	$1,643,490	$1,547,716

Liabilities and Shareholders’ Equity

	2005	2004
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,972	$5,973
Trade accounts payable	95,060	90,751
Accrued payroll, bonus and other benefits due team members	113,645	100,536
Dividends payable	12,200	9,361
Other accrued expenses	141,310	128,329

Total current liabilities	368,187	334,950
Long-term debt and capital lease obligations, less current installments	95,330	164,770
Deferred rent liability	72,926	70,067
Deferred income taxes	6,870	7,693
Other long-term liabilities	1,581	1,581

Total liabilities	544,894	579,061

Shareholders’ equity:
Common stock, no par value, 150,000 shares authorized, 64,791 and 62,771 shares issued, 64,283 and 62,407 shares outstanding in 2005 and 2004, respectively	627,573	535,107
Accumulated other comprehensive income	3,932	2,053
Retained earnings	467,091	431,495

Total shareholders’ equity	1,098,596	968,655

Commitments and contingencies
Total liabilities and shareholders’ equity	$1,643,490	$1,547,716

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
	(Restated, see Note 2)
Sales	$1,368,328	$1,118,148
Cost of goods sold and occupancy costs	895,486	733,721

Gross profit	472,842	384,427
Direct store expenses	349,044	283,165
General and administrative expenses	40,401	35,869
Pre-opening and relocation costs	3,133	1,917

Operating income	80,264	63,476
Other income (expense):
Interest expense	(1,708)	(2,478)
Investment and other income	1,194	1,464

Income before income taxes	79,750	62,462
Provision for income taxes	31,899	24,985

Net income	$47,851	$37,477

Basic earnings per share	$0.76	$0.62

Weighted average shares outstanding	62,794	60,309

Diluted earnings per share	$0.71	$0.58

Weighted average shares outstanding, diluted basis	69,013	66,634

Dividends per share	$0.19	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
	(Restated, see Note 2)
Cash flows from operating activities:
Net income	$47,851	$37,477
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,008	33,451
Tax benefit related to exercise of employee stock options	9,199	6,666
Deferred rent	3,804	3,031
Interest accretion on long-term debt	2,269	2,314
Loss on disposal of fixed assets	515	529
Deferred income tax benefit	(823)	(843)
Other	1,800	1,485
Net change in current assets and liabilities:
Trade accounts receivable	2,775	(8,708)
Merchandise inventories	(13,297)	(14,758)
Prepaid expense and other current assets	1,082	(1,723)
Trade accounts payable	4,309	3,451
Accrued payroll, bonus and other benefits due team members	13,109	13,862
Other accrued expenses	12,452	10,330

Net cash provided by operating activities	125,053	86,564

Cash flows from investing activities:
Development costs of new store locations	(59,128)	(37,367)
Other property, plant and equipment expenditures	(29,403)	(33,929)
Payments for purchase of acquired entities, net of cash acquired	—	(3,172)
Increase in restricted cash	(10,052)	(17,859)
Other investing activities	—	1,766

Net cash used in investing activities	(98,583)	(90,561)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(84)	(5)
Issuance of common stock	12,765	11,932
Dividends paid	(9,416)	(9,079)

Net cash provided by financing activities	3,265	2,848

Net change in cash and cash equivalents	29,735	(1,149)
Cash and cash equivalents at beginning of period	198,377	165,779

Cash and cash equivalents at end of period	$228,112	$164,630

Supplemental disclosures of cash flow information:
Interest paid	$364	$503
Federal and state income taxes paid	$13,070	$19,403

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

On March 2, 2005 we filed our Quarterly Report on Form 10-Q for the period ended January 16, 2005 with restated consolidated balance sheet as of September 26, 2004 and restated consolidated statement of operations for the sixteen weeks ended January 18, 2004 to correct for the misstatements discussed above. The Company filed Amendment No. 1 on Form 10-K/A with restated audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information on March 7, 2005 to correct for the misstatements discussed above. These restatements were based on guidance and interpretations available at that time and reflected adjustments which, among other items, charged to expense rent incurred or allocated during the store construction period.

After the filing of our restated financial statements on March 7, 2005, the SEC determined that capitalization of land or building rent during the construction period into the historical cost of constructed assets is acceptable. Subsequent interpretations of this SEC guidance by the Company’s and other independent registered accounting firms indicate that a company’s previous practice of accounting for rent during the construction period should be followed in the restatement. This guidance was not available to the Company at the time of the first restatement. After consultation with management and our independent registered accounting firm, our Audit Committee, at a meeting on May 4, 2005, determined that it was therefore appropriate to restate the Company’s previously issued financial statements to return to and continue the Company’s previous practice of capitalizing rent during the construction period. On May 18, 2005 we filed Amendment No. 2 to the Annual Report on Form 10-K/A for Whole Foods Market, Inc. to restate previously issued consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information to return to and continue the Company’s previous practice of capitalizing rent during the construction period.

The Company has restated its consolidated balance sheet as of January 16, 2005 and its consolidated statements of operations and cash flows for the sixteen weeks then ended to return to and continue our previous practice of capitalizing rent during the construction period. Following is a summary of the effects of these restatement adjustments on the consolidated balance sheet as of January 16, 2005 (in thousands):

	Previously Reported	Adjustments	Restated
Deferred income taxes	$29,974	$(525)	$29,449
Total current assets	548,866	(525)	548,341
Property and equipment, net	918,739	34,229	952,968
Deferred income taxes	6,136	(6,136)	—
Total assets	1,615,922	27,568	1,643,490
Deferred income taxes	—	6,870	6,870
Total liabilities	538,024	6,870	544,894
Retained earnings	446,393	20,698	467,091
Total shareholders’ equity	1,077,898	20,698	1,098,596
Total liabilities and shareholders’ equity	$1,615,922	$27,568	$1,643,490

Following is a summary of the effects of these are statement adjustments on the consolidated statement of operations for the sixteen weeks ended January 16, 2005 (in thousands):

	Previously Reported	Adjustments	Restated
Direct store expenses	$348,380	$664	$349,044
Pre-opening and relocation costs	6,599	(3,466)	3,133
Operating income	77,462	2,802	80,264
Income before income taxes	76,948	2,802	79,750
Provision for income taxes	30,778	1,121	31,899
Net income	$46,170	$1,681	$47,851
Basic earnings per share	$0.74	$0.02	$0.76
Diluted earnings per share	$0.69	$0.02	$0.71

Following is a summary of the effects of these restatement adjustments on the consolidated statement of cash flows for the sixteen weeks ended January 16, 2005.

	Previously Reported	Adjustments	Restated
Net cash provided by operating activities	$121,588	$3,465	$125,053
Net cash used in investing activities	$(95,118)	$(3,465)	$(98,583)

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

(5) Long-Term Debt

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

(6) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
Net income	$47,851	$37,477
Unrealized gains (losses), net	(426)	46
Reclassification adjustments for losses included in net income, net	946	88
Foreign currency translation adjustment, net	1,359	514

Comprehensive income	$49,730	$38,125

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

(7) Earnings per Share

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

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
Net income (numerator for basic earnings per share)	$47,851	$37,477
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	1,393	1,422

Adjusted net income (numerator for diluted earnings per share)	$49,244	$38,899

Weighted average common shares outstanding (denominator for basic earnings per share)	62,794	60,309
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	3,076	3,283
Assumed exercise of stock options	3,143	3,042

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	69,013	66,634

Basic earnings per share	$0.76	$0.62

Diluted earnings per share	$0.71	$0.58

The computations of diluted earnings per share for the sixteen week periods ended January 16, 2005 and January 18, 2004 include all common stock equivalents.

(8) Dividends

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

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
Reported net income	$47,851	$37,477
Pro forma expense, net of income taxes	(9,425)	(6,235)

Pro forma net income	$38,426	$31,242

Basic earnings per share:
Reported	$0.76	$0.62
Pro forma adjustment	(0.15)	(0.10)

Pro forma basic earnings per share	$0.61	$0.52

Diluted earnings per share:
Reported	$0.71	$0.58
Pro forma adjustment	(0.13)	(0.08)

Pro forma diluted earnings per share	$0.58	$0.50

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The above pro forma results are not indicative of future results under the requirements of the newly issued share-based payment standard.

(10) Recent Accounting Pronouncements

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

On March 2, 2005 we filed our Quarterly Report on Form 10-Q for the period ended January 16, 2005 with restated consolidated balance sheet as of September 26, 2004 and restated consolidated statement of operations for the sixteen weeks ended January 18, 2004 to correct for the misstatements discussed above. The Company filed Amendment No. 1 on Form 10-K/A with restated audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information on March 7, 2005. These restatements were based on guidance and interpretations available at that time and reflected adjustments which, among other items, charged to expense rent incurred or allocated during the store construction period.

After the filing of our restated financial statements on March 7, 2005, the SEC determined that capitalization of land or building rent during the construction period into the historical cost of constructed assets is acceptable. Subsequent interpretations of this SEC guidance by the Company’s and other independent registered accounting firms indicate that a company’s previous practice of accounting for rent during the construction period should be followed in the restatement. This guidance was not available to the Company at the time of the first restatement. After consultation with management and our independent registered accounting firm, our Audit Committee, at a meeting on

May 4, 2005, determined that it was therefore appropriate to restate the Company’s previously issued financial statements to return to and continue the Company’s previous practice of capitalizing rent during the construction period. On May 18, 2005 we filed Amendment No. 2 to the Annual Report on Form 10-K/A for Whole Foods Market, Inc. for the fiscal year ended September 26, 2004 as originally filed with the SEC on December 10, 2004 to restate previously issued consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information to return to and continue the Company’s previous practice of capitalizing rent during the construction period.

The Company has restated its consolidated balance sheet as of January 16, 2005 and its consolidated statement of operations for the sixteen weeks then ended January 18, 2004 to return to and continue our previous practice of capitalizing rent during the construction period. See note 2 to the consolidated financial statements for summaries of the effects of these restatement adjustments on the consolidated statements of operations and cash flows for the sixteen weeks ended January 18, 2004 and the consolidated balance sheet as of September 26, 2004. The accompanying Management’s Discussion and Analysis incorporates the effects of these adjustments.

Executive Summary

Sales for the first quarter of fiscal year 2005 increased 22% to $1.37 billion over $1.12 billion in the prior year, driven by 15% weighted average square footage growth and comparable store sales growth of 11.4%. Identical store sales, which excludes one relocated store and two major store expansions, increased 10.7% for the quarter.

Net income for the first quarter increased 28% to $47.9 million over $37.5 million in the prior year, and diluted earnings per share increased 22% to $0.71 over $0.58 in the prior year.

Cash flows from operating activities for the quarter increased 44% to $125.0 million over $86.6 million in the prior year.

Our capital expenditures for the quarter totaled $88.5 million, including $59.1 million for new stores. During the first quarter, we opened three new stores in Hingham Massachusetts; Redwood City, California and Sarasota, Florida, ending the quarter with 166 stores totaling approximately 5.3 million square feet.

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

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Sixteen weeks ended
	January 16, 2005	January 18, 2004
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.4	65.6

Gross profit	34.6	34.4
Direct store expenses	25.5	25.3
General and administrative expenses	3.0	3.2
Pre-opening and relocation costs	0.2	0.2

Operating income	5.9	5.7
Other income (expense):
Interest expense	(0.1)	(0.2)
Investment and other income (expense)	0.1	0.1

Income before income taxes	5.8	5.6
Provision for income taxes	2.3	2.2

Net income	3.5%	3.4%

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

Pre-opening costs include costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs were approximately $3.1 million and $1.9 million in the first quarter of fiscal years 2005 and 2004, respectively. The Company opened three new stores and one new store in the first quarter of fiscal years 2005 and 2004, respectively.

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

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $125.1 million sixteen weeks ended January 16, 2005 compared to approximately $86.6 million in the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits resulting from the exercise of team member stock options and changes in operating working capital.

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

Net cash used in investing activities was approximately $98.6 million for the sixteen weeks ended January 16, 2005 compared to approximately $90.6 million for the same period of the prior fiscal year. Absent any significant cash acquisition, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

On March 1, 2005, management and the Audit Committee, in consultation with the Company’s independent registered public accounting firm, discussed the above-described operating lease accounting issues, and the Audit Committee concurred with management’s assessment that the Company’s accounting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information should be restated. On March 2, 2005 we filed our Quarterly Report on Form 10-Q for the period ended January 16, 2005 with restated consolidated balance sheet as of September 26, 2004 and restated consolidated statement of operations for the sixteen weeks ended January 18, 2004 to correct for the misstatements discussed above. The Company filed Amendment No. 1 on Form 10-K/A with restated audited consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information on March 7, 2005. These restatements were based on guidance and interpretations available at that time and reflected adjustments which, among other items, charged to expense rent incurred or allocated during the store construction period.

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

Item 6. Exhibits

Exhibit 10.1	Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (1)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended January 16, 2005 filed March 2, 2005 and incorporated herein by reference.

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