Form 10-Q
period 2005-04-10
WHOLE FOODS MARKET INC
filed 2005-05-20
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 10, 2005;

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

The number of shares of the registrant’s common stock, no par value, outstanding as of April 10, 2005 was 65,332,610 shares.

Whole Foods Market, Inc.

Form 10-Q/A

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets

April 10, 2005 and September 26, 2004 (unaudited)

(In thousands)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$297,913	$198,377
Restricted cash	33,398	23,160
Trade accounts receivable	60,947	64,972
Merchandise inventories	157,706	152,912
Deferred income taxes	29,449	29,449
Prepaid expenses and other current assets	36,482	16,702

Total current assets	615,895	485,572
Property and equipment, net of accumulated depreciation and amortization	999,525	904,825
Goodwill	112,500	112,186
Intangible assets, net of accumulated amortization	22,821	24,831
Other assets	5,939	20,302

Total assets	$1,756,680	$1,547,716

	2005	2004
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,977	$5,973
Trade accounts payable	101,712	90,751
Accrued payroll, bonus and other benefits due team members	116,727	100,536
Dividends payable	16,410	9,361
Other accrued expenses	158,052	128,329

Total current liabilities	398,878	334,950
Long-term debt and capital lease obligations, less current installments	84,554	164,770
Deferred rent liability	82,201	70,067
Deferred income taxes	7,736	7,693
Other long-term liabilities	1,404	1,581

Total liabilities	574,773	579,061

Shareholders’ equity:
Common stock, no par value, 300,000 shares and 150,000 shares authorized, 65,573 and 62,771 shares issued, 65,333 and 62,407 shares outstanding in 2005 and 2004, respectively	685,568	535,107
Accumulated other comprehensive income	3,514	2,053
Retained earnings	492,825	431,495

Total shareholders’ equity	1,181,907	968,655

Commitments and contingencies
Total liabilities and shareholders’ equity	$1,756,680	$1,547,716

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2005	April 11, 2004	April 10, 2005	April 11, 2004
Sales	$1,085,158	$902,141	$2,453,486	$2,020,289
Cost of goods sold and occupancy costs	697,686	582,597	1,593,172	1,316,318

Gross profit	387,472	319,544	860,314	703,971
Direct store expenses	276,834	230,441	625,878	513,606
General and administrative expenses	34,773	28,783	75,174	64,652
Pre-opening and relocation costs	7,581	2,605	10,714	4,522

Operating income	68,284	57,715	148,548	121,191
Other income (expense):
Interest expense	(342)	(1,859)	(2,050)	(4,337)
Investment and other income	2,113	1,503	3,307	2,967

Income before income taxes	70,055	57,359	149,805	119,821
Provision for income taxes	28,023	22,944	59,922	47,929

Net income	$42,032	$34,415	$89,883	$71,892

Basic earnings per share	$0.65	$0.56	$1.41	$1.19

Weighted average shares outstanding	64,751	61,035	63,633	60,620

Diluted earnings per share	$0.61	$0.53	$1.33	$1.11

Weighted average shares outstanding, diluted basis	69,544	67,579	69,241	67,039

Dividends per share	$0.25	$0.15	$0.44	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-eight weeks ended
	April 10, 2005	April 11, 2004
Cash flows from operating activities:
Net income	$89,883	$71,892
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,634	59,973
Tax benefit related to exercise of employee stock options	27,685	18,563
Deferred rent	8,788	5,289
Interest accretion on long-term debt	3,191	4,069
Loss on disposal of fixed assets	1,307	1,482
Deferred income tax benefit	43	(1,402)
Other	2,550	2,357
Net change in current assets and liabilities:
Trade accounts receivable	3,708	(14,270)
Merchandise inventories	(6,544)	(19,785)
Prepaid expense and other current assets	(5,278)	(4,119)
Trade accounts payable	10,961	13,521
Accrued payroll, bonus and other benefits due team members	16,191	19,682
Other accrued expenses	29,267	44,127

Net cash provided by operating activities	253,386	201,379

Cash flows from investing activities:
Development costs of new store locations	(110,316)	(84,750)
Other property, plant and equipment expenditures	(52,391)	(58,612)
Payments for purchase of acquired entities, net of cash acquired	—	(20,392)
Increase in restricted cash	(10,238)	(17,904)
Increase in notes receivable	—	(13,500)
Other investing activities	—	1,766

Net cash used in investing activities	(172,945)	(193,392)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(105)	(97)
Issuance of common stock	40,704	31,801
Dividends paid	(21,504)	(9,079)

Net cash provided by financing activities	19,095	22,625

Net change in cash and cash equivalents	99,536	30,612
Cash and cash equivalents at beginning of period	198,377	165,779

Cash and cash equivalents at end of period	$297,913	$196,391

Supplemental disclosures of cash flow information:
Interest paid	$634	$1,000
Federal and state income taxes paid	$13,946	$19,675
Non-cash transactions:
Common stock issued in connection with acquisition	$—	$16,375

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 10, 2005

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. (“Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended September 26, 2004. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. We operate in one reportable segment, natural and organic food supermarkets. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

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

After the filing of our restated financial statements on March 7, 2005, the SEC determined that capitalization of land or building rent during the construction period into the historical cost of constructed assets is acceptable. Subsequent interpretations of this SEC guidance by the Company’s and other independent registered accounting firms indicate that a company’s previous practice of accounting for rent during the construction period should be followed in the restatement. This guidance was not available to the Company at the time of the first restatement. After consultation with management and our independent registered accounting firm, our Audit Committee, at a meeting on May 4, 2005, determined that it was therefore appropriate to restate the Company’s previously issued financial statements to return to and continue the Company’s previous practice of capitalizing rent during the construction period. On May 18, 2005 we filed Amendment No. 2 to the Annual Report on Form 10-K/A for Whole Foods Market, Inc. to restate previously issued consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information to return to and continue the Company’s previous practice of capitalizing rent during the construction period. On May 18, 2005 we filed Amendment No. 1 to the Quarterly Report on Form 10-Q/A for Whole Foods Market, Inc. for the fiscal period ended January 16, 2005 to restate our consolidated balance sheet as of January 16, 2005 and consolidated statements of operations and cash flows for the sixteen weeks then ended. The cumulative effects of these restatement adjustments is an increase to retained earnings of approximately $20.7 million and $19.0 million for the periods ended January 16, 2005 and September 26, 2004, respectively.

Following is a summary of the effects of these restatement adjustments on the consolidated statement of operations for the sixteen weeks ended January 16, 2005 (in thousands):

	Previously Reported	Adjustments	Restated
Direct store expenses	$348,380	$664	$349,044
Pre-opening and reclocation costs	6,599	(3,466)	3,133
Operating income	77,462	2,802	80,264
Income before income taxes	76,948	2,802	79,750
Provision for income taxes	30,778	1,121	31,899
Net income	$46,170	$1,681	$47,851
Basic earnings per share	$0.74	$0.02	$0.76
Diluted earnings per share	$0.69	$0.02	$0.71

The Emerging Issues Task Force (“EITF”) has included the issue “Capitalization of Ground Lease and Building Lease Rental Costs Incurred during Construction” on its proposed agenda for its meeting scheduled for June 15-16, 2005. The results of this future discussion and any related future guidance by the EITF are not presently known.

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

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2005, we acquired contract-based indefinite lived intangible assets totaling approximately $0.8 million in a non-cash transaction. During the first and second quarters of fiscal year 2004, we acquired goodwill totaling approximately $31.5 million in connection with the acquisition of Select Fish and Fresh and Wild. There were no impairments of goodwill or indefinite-lived intangible assets during the twenty-eight week period ended April 10, 2005.

We amortize our acquired identifiable intangible assets on a straight-line basis over the life of the related agreement, currently one to 26 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the first and second quarters of fiscal year 2005, we reclassified approximately $1.2 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 52% of our zero coupon convertible debentures. During the first and second quarters of fiscal year 2004, we acquired intangible assets totaling approximately $0.5 million in connection with the Select Fish and Fresh and Wild acquisitions. Amortization associated with intangible assets totaled approximately $0.7 and $1.6 million for the twelve and twenty-eight weeks ended April 10, 2005, respectively and approximately $0.7 million and $1.6 million, respectively, for the same periods of the prior fiscal year.

The components of intangible assets were as follows (in thousands):

	April 10, 2005		September 26, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-amortizing contract-based	$754	$—	$—	$—
Amortizing contract-based	$32,691	$(11,410)	$36,088	$(12,467)
Amortizing marketing-related and other	$3,436	$(2,650)	$3,599	$(2,389)

Amortization associated with the net carrying amount of intangible assets at April 10, 2005 is estimated to be $1.2 million for the remainder of fiscal year 2005, $2.2 million in fiscal year 2006, $1.7 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009 and $1.3 million in fiscal year 2010.

(5) Long-Term Debt

During the first and second quarters of fiscal year 2005, approximately 159,000 debentures were converted at the option of the holders to approximately 1.7 million shares of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $78.7 million and $158.8 million at April 10, 2005 and September 26, 2004, respectively.

(6) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2005	April 11, 2004	April 10, 2005	April 11, 2004
Net income	$42,032	$34,415	$89,883	$71,892
Unrealized gains (losses), net	(178)	(90)	(604)	(44)
Reclassification adjustments for losses included in net income, net	117	—	1,063	88
Foreign currency translation adjustment, net	(357)	(101)	1,002	413

Comprehensive income	$41,614	$34,224	$91,344	$72,349

During the second quarter of fiscal year 2005 we sold all of our investments in short-term corporate bond funds, for approximately $103.7 million, resulting in a loss of approximately $0.2 million. During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value. During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million. These losses have been included in “Investment and other income” in the consolidated statements of operations.

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2005	April 11, 2004	April 10, 2005	April 11, 2004
Net income (numerator for basic earnings per share)	$42,032	$34,415	$89,883	$71,892
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	565	1,084	1,958	2,506

Adjusted net income (numerator for diluted earnings per share)	42,597	35,499	$91,841	$74,398

Weighted average common shares outstanding (denominator for basic earnings per share)	64,751	61,035	63,633	60,620
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	1,663	3,281	2,471	3,282
Assumed exercise of stock options	3,130	3,263	3,137	3,137

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	69,544	67,579	69,241	67,039

Basic earnings per share	$0.65	$0.56	$1.41	$1.19

Diluted earnings per share	$0.61	$0.53	$1.33	$1.11

The computations of diluted earnings per share for the twelve and twenty-eight week periods ended April 10, 2005 and April 11, 2004 include all common stock equivalents.

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2005	April 11, 2004	April 10, 2005	April 11, 2004
Reported net income	$42,032	$34,415	$89,883	$71,892
Pro forma expense, net of income taxes	(7,115)	(4,323)	(16,540)	(10,558)

Pro forma net income	34,917	30,092	$73,343	$61,334

Basic earnings per share:
Reported	$0.65	$0.56	$1.41	$1.19
Pro forma adjustment	(0.11)	(0.07)	(0.26)	(0.18)

Pro forma basic earnings per share	$0.54	0.49	$1.15	$1.01

Diluted earnings per share:
Reported	$0.61	$0.53	$1.33	$1.11
Pro forma adjustment	(0.10)	(0.07)	(0.23)	(0.15)

Pro forma diluted earnings per share	$0.51	$0.46	$1.10	$0.96

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The above pro forma results are not indicative of future results under the requirements of the newly issued share-based payment standard.

(9) Dividends

On April 5, 2005, the Company announced that its Board of Directors raised the Company’s quarterly dividend from $0.19 per share to $0.25 per share. During the second quarter of fiscal year 2005, the Company declared a cash dividend of $0.25 per share, for a total $16.4 million, to be paid April 25, 2005 to shareholders of record as April 15, 2005. On November 10, 2004, the Company announced that its Board of Directors raised the Company’s quarterly dividend from $0.15 per share to $0.19 per share. During the first quarter of fiscal year 2005, the Company declared a cash dividend of $0.19 per share, for a total of approximately $12.2 million, to be paid January 17, 2005 to shareholders of record as of January 7, 2005. During the first and second quarters of fiscal year 2004, the Company declared cash dividends of $0.15 per share. The Company paid dividends totaling approximately $21.5 million and $9.1 million through the second quarter of fiscal years 2005 and 2004, respectively. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

(10) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment”, which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for FASB Statement No. 123(R) to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company’s first quarter of fiscal year 2006 beginning September 26, 2005. The Company is evaluating the impact of adoption of the provisions of FASB Statement No. 123(R). The Company currently expects to apply the provisions of this statement utilizing the modified prospective method. The Company’s intention, absent certain modifications to FASB Statement No. 123(R) prior to its effective date, is to accelerate the vesting of all outstanding, unvested stock options, excluding options held by the Board of Directors and the members of the Executive Team, sometime prior to September 26, 2005. This accelerated vesting of certain options would create a one-time, mostly non-cash charge in the fourth quarter of this fiscal year totaling approximately $10 million, consisting of the estimated increase in value to the option holders caused by the acceleration plus accrual of certain payroll taxes that will be due upon exercise of the options. The actual amount of the expense would vary based on the closing stock price at the date of the acceleration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of April 10, 2005, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 168 stores: 159 stores in 28 U.S. states and the District of Columbia; two stores in Canada; and seven stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

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

Restatement of Financial Statements

In February 2005, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for fiscal years 2004, 2003 and 2002 and the comparative 2004 and 2003 quarterly information. For additional information, see Note 2 to these unaudited consolidated financial statements and Note 3 to the consolidated financial statements in the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended September 26, 2004.The accompanying Management’s Discussion and Analysis incorporates the effects of these restatement adjustments.

Executive Summary

Sales for the second quarter of fiscal year 2005 increased 20% to $1.1 billion over $902 million in the prior year, driven by 13% weighted average square footage growth and comparable store sales growth of 11.6%. Identical store sales, which exclude three relocated store and two major store expansions, increased 10.2% for the quarter.

Net income for the second quarter increased 22% to $42.0 million over $34.4 million in the prior year, and diluted earnings per share increased 17% to $0.61 over $0.53 in the prior year.

Cash flows from operating activities for the second quarter totaled $128.3 million compared to $114.8 million in the prior year.

Our capital expenditures for the quarter totaled $74.2 million, including $51.2 million for new stores. During the second quarter, we opened two new stores; in Swampscott, Massachusetts and New York City, New York and relocated two stores; in Austin, Texas and Thousand Oaks, California, ending the quarter with 168 stores totaling approximately 5.4 million square feet.

Cash and cash equivalents, including restricted cash, were approximately $331 million at the end of the second quarter of fiscal year 2005, and total long-term debt was approximately $91 million. During the first and second quarters, approximately 159,000 of the Company’s zero coupon convertible debentures were voluntarily converted by bondholders to approximately 1.7 million shares of common stock, resulting in a decrease in the balance of zero coupon convertible debentures from approximately $159 million at the end of fiscal year 2004 to approximately $79 million at the end of the second quarter of fiscal year 2005.

The Company paid dividends totaling approximately $12.1 million during the second quarter of fiscal year 2005. On April 5, 2005 the Company raised its quarterly dividend from $0.19 per share to $0.25 per share.

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2005	April 11, 2004	April 10, 2005	April 11, 2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.3	64.6	64.9	65.2

Gross profit	35.7	35.4	35.1	34.8
Direct store expenses	25.5	25.5	25.5	25.4
General and administrative expenses	3.2	3.2	3.1	3.2
Pre-opening and relocation costs	0.7	0.3	0.4	0.2

Operating income	6.3	6.4	6.1	6.0
Other income (expense):
Interest expense	(0.0)	(0.2)	(0.1)	(0.2)
Investment and other income (expense)	0.2	0.2	0.1	0.1

Income before income taxes	6.5	6.4	6.1	5.9
Provision for income taxes	2.6	2.5	2.4	2.4

Net income	3.9%	3.8%	3.7%	3.6%

Figures may not add due to rounding.

Sales increased approximately 20% and 21% for the twelve and twenty-eight weeks ended April 10, 2005, respectively, over the same periods of the prior fiscal year. This increase was driven by comparable store sales growth of approximately 11.6% and 11.5%, respectively, and weighted average year-over-year square footage growth of approximately 13% and 14%, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 10.2% and 10.5% for the twelve and twenty-eight weeks ended April 10, 2005, respectively. Our new stores continue to perform above our projections, with the new stores opened this fiscal year producing average weekly sales of approximately $598,000 year to date. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 10, 2005 was approximately 35.7% and 35.1%, respectively, compared to approximately 35.4% and 34.8%, respectively for the same periods of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers as lower prices. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales were approximately 25.5% for the twelve and twenty-eight weeks ended April 10, 2005 compared to approximately 25.5% and 25.4%, respectively, for the same periods of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales were approximately 3.2% and 3.1% for the twelve and twenty-eight weeks ended April 10, 2005, respectively, compared to approximately 3.2% and 3.2%, respectively, for the same periods of the prior fiscal year.

Pre-opening costs include costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs were approximately $7.6 million and $10.7 million for the twelve and twenty-eight weeks ended April 10, 2005, respectively, compared to approximately $2.6 million and $4.5 million, respectively, for the same periods of the prior fiscal year. The Company opened three new stores in the first quarter and four new stores in the second quarter of fiscal year 2005. The Company opened one new store in the first quarter and three new stores in the second quarter of fiscal year 2004.

Net interest expense for the twelve and twenty-eight weeks ended April 10, 2005 totaled approximately $0.3 million and $2.1 million, respectively, compared to approximately $1.9 million and $4.3 million, respectively for the same periods of the prior fiscal year. These decreases were primarily due to the voluntarily conversion by bondholders of approximately 159,000 of the Company’s zero coupon convertible debentures to approximately 1.7 million shares of common stock, and an increase in capitalized interest associated with new store development. Capitalized interest for the twelve and twenty-eight weeks ended April 10, 2005 totaled approximately $0.8 million and $1.8 million, respectively, compared to approximately $0.4 million and $0.8 million, respectively, for the same periods of the prior fiscal year. Investment and other income for the twelve and twenty-eight weeks ended April 10, 2005 totaled approximately $2.1 million and $3.3 million, respectively, compared to approximately $1.5 million and $3.0 million, respectively, for the same periods of the prior fiscal year. During the second quarter of fiscal year 2005 we sold all of our investments in short-term corporate bond funds for approximately $103.7 million, resulting in a loss of approximately $0.2 million. During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value. During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $128.3 million and $253.4 million for the twelve and twenty-eight weeks ended April 10, 2005, respectively, compared to approximately $114.8 million and $201.4 million, respectively, in the same periods of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits resulting from the exercise of team member stock options and changes in operating working capital.

We have a $100 million revolving line of credit available through October 1, 2009. At April 10, 2005, no amounts were drawn and the amount available was effectively reduced to approximately $93.9 million by approximately $6.1 million in outstanding letters of credit. At September 26, 2004, no amounts were drawn and the amount available was effectively reduced to approximately $96.5 million by approximately $3.5 million in outstanding letters of credit.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $78.7 million and $158.8 million at April 10, 2005 and September 26, 2004, respectively. During the first and second quarters of fiscal year 2005, approximately 159,000 debentures were converted at the option of the holders to approximately 1.7 million shares of common stock.

We also had outstanding at April 10, 2005 and September 26, 2004 approximately $11.4 million of senior unsecured notes that bear interest at 7.29% payable quarterly. Principal on the senior notes is payable in annual installments of approximately $5.7 million through May 16, 2006.

Proceeds from the exercise of stock options for the twelve and twenty-eight week periods ended April 10, 2005 totaled approximately $27.5 million and $39.4 million, respectively, compared to approximately $19.3 million and $31.2 million, respectively, in the same periods of the prior fiscal year. The Company issued approximately 0.8 million and 1.2 million shares of Company common stock related to the exercise of Company stock options during the twelve and twenty-eight week periods ended April 10, 2005, respectively, compared to approximately 0.7 million and 1.2 million, respectively, for the same periods of the prior fiscal year.

The following table shows payments due by period on contractual obligations as of April 10, 2005 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$78,673	$—	$78,673	$—
Senior notes	11,429	5,714	5,715	—
Capital lease obligations (including interest)	452	276	176	—
Operating lease obligations	2,513,496	116,937	560,134	1,836,425

Although the timing of any potential redemption is uncertain, the above table includes the assumption that our convertible debentures, shown at accreted value as of April 10, 2005, will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of April 10, 2005 (in thousands):

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

On April 5, 2005, the Company announced that its Board of Directors raised the Company’s quarterly dividend from $0.19 per share to $0.25 per share. During the second quarter of fiscal year 2005, the Company declared a cash dividend of $0.25 per share, for a total $16.4 million, to be paid April 25, 2005 to shareholders of record as April 15, 2005. On November 10, 2004, the Company announced that its Board of Directors raised the Company’s quarterly dividend from $0.15 per share to $0.19 per share. During the first quarter of fiscal year 2005, the Company declared a cash dividend of $0.19 per share, for a total of approximately $12.2 million, to be paid January 17, 2005 to shareholders of record as of January 7, 2005. During the first and second quarters of fiscal year 2004, the Company declared cash dividends of $0.15 per share. The Company paid dividends totaling approximately $21.5 million and $9.1 million through the second quarter of fiscal years 2005 and 2004, respectively. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

Net cash provided by financing activities was approximately $15.8 million and $19.1 million for the twelve and twenty-eight weeks ended April 10, 2005, respectively, compared to approximately $19.8 million and $22.6 million, respectively, for the same periods of the prior fiscal year.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. During the second quarter of fiscal year 2004, we completed the acquisition of Fresh & Wild Holdings Limited, which operated seven natural and organic food stores in London and Bristol, England, for approximately $20 million in cash and approximately $16 million in Company common stock. During the second quarter of fiscal year 2004, the Company loaned $13.5 million to a third-party real estate developer in connection with the construction of a new Company store. During the first quarter of fiscal year 2004, we acquired certain assets of Select Fish LLC, which owned and operated a seafood processing and distribution facility located in Seattle, Washington, in exchange for approximately $3 million in cash plus the assumption of certain liabilities.

At April 10, 2005 and September 26, 2004 we had approximately $33.4 million and $23.2 million, respectively, in restricted cash. These amounts primarily relate to cash held as collateral by third parties to support projected workers’ compensation obligations.

Net cash used in investing activities was approximately $74.3 million and $172.9 million for the twelve and twenty-eight weeks ended April 10, 2005, respectively, compared to approximately $102.8 million and $193.4 million, respectively, for the same periods of the prior fiscal year. Absent any significant cash acquisition, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended September 26, 2004. We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 95.1% and 94.2% of inventories at April 10, 2005 and September 26, 2004, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $12.9 million and $11.2 million at April 10, 2005 and September 26, 2004, respectively. Costs for the balance of inventories are determined by the first-in, first-out (“FIFO”) method.

Cost was determined using the retail method for approximately 50% of inventories at April 10, 2005 and September 26, 2004. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 50% of inventories at April 10, 2005 and September 26, 2004. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment”, which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for FASB Statement No. 123(R) to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company’s first quarter of fiscal year 2006 beginning September 26, 2005. The Company is evaluating the impact of adoption of the provisions of FASB Statement No. 123(R). The Company currently expects to apply the provisions of this statement utilizing the modified prospective method. The Company’s intention, absent certain modifications to FASB Statement No. 123(R) prior to its effective date, is to accelerate the vesting of all outstanding, unvested stock options, excluding options held by the Board of Directors and the members of the Executive Team, sometime prior to September 26, 2005. This accelerated vesting of certain options would create a one-time, mostly non-cash charge in the fourth quarter of this fiscal year totaling approximately $10 million, consisting of the estimated increase in value to the option holders caused by the acceleration plus accrual of certain payroll taxes that will be due upon exercise of the options. The actual amount of the expense would vary based on the closing stock price at the date of the acceleration.

Absent certain modifications to FASB Statement No. 123(R) prior to its effective date, the Company’s also intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that net income dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intented to limit future earnings dilution from options while at the same time retains the broad-based stock option plan, which it believes is important to Team Member morale and to its unique corporate culture and its success.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K/A for the year ended September 26, 2004. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K/A for the year ended September 26, 2004.

Market Risk

During the second quarter of fiscal year 2005 we sold all of our investments in short-term corporate bond funds, for approximately $103.7 million, resulting in a loss of approximately $0.2 million. During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value.

Item 4. Controls and Procedures

As discussed in Note 2 to the unaudited consolidated financial statements included in Item 1 of this Report, in February 2005 the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

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

After the filing of our restated financial statements on March 7, 2005, the SEC determined that capitalization of land or building rent during the construction period into the historical cost of constructed assets is acceptable. Subsequent interpretations of this SEC guidance by the Company’s and other independent registered accounting firms indicate that a company’s previous practice of accounting for rent during the construction period should be followed in the restatement. This guidance was not available to the Company at the time of the first restatement. After consultation with management and our independent registered accounting firm, our Audit Committee, at a meeting on May 4, 2005, determined that it was therefore appropriate to restate the Company’s previously issued financial statements to return to and continue the Company’s previous practice of capitalizing rent during the construction period. On May 18, 2005 we filed Amendment No. 2 to the Annual Report on Form 10-K/A for Whole Foods Market, Inc. for the fiscal year ended September 26, 2004 as originally filed with the SEC on December 10, 2004 to restate previously issued consolidated financial statements for fiscal years 2004, 2003 and 2002 and the unaudited comparative 2004 and 2003 quarterly information to return to and continue the Company’s previous practice of capitalizing rent during the construction period. On May 18, 2005 we filed Amendment No. 1 to the Quarterly Report on Form 10-Q/A for Whole Foods Market, Inc. for the fiscal period ended January 16, 2005 to restate our consolidated balance sheet as of January 16, 2005 and consolidated statements of operations and cash flows for the sixteen weeks then ended.

Restatement of previously issued financial statements to reflect the correction of misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination on March 1, 2005 that previously issued financial statements should be restated, management concluded that a material weakness existed in the Company’s internal control over financial reporting existed as of January 16, 2005 and disclosed this matter to the Audit Committee and to the Company’s independent registered public accounting firm.

In February 2005, the Company remediated the material weakness in internal control over financial reporting by evaluating its lease accounting methods, and correcting its methods of accounting for rent holidays and tenant improvement allowances, and of determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that, except for the remediation discussed above, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to Vote of Security Holders

On April 4, 2005, the Company held its annual meeting of shareholders at which shareholders:

(i)	elected to the Board of Directors of Whole Foods Market five directors to serve one-year terms expiring at the later of the annual meeting of shareholders in 2006 or upon his or her successor being elected and qualified;

(ii)	ratified the appointment of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending September 25, 2005; and,

(iii)	approved an amendment to the Articles of Incorporation to increase the authorized shares of the Company’s common stock from 150 million to 300 million shares;

(iv)	approved an amendment to the Company’s 1992 Incentive Stock Option Plan for Team Members (the “Plan” or “Team Member Plan”) to increase the number of shares of the Company’s common stock reserved for issuance under this plan from 24.8 million to 28.8 million shares;

(v)	rejected a shareholder proposal regarding the labeling of products with respect to the presence or absence of genetically engineered ingredients;

(vi)	rejected a shareholder proposal to redeem or vote on any active poison pill.

Voting results were as follows:

		For	Against	Abstaining
(i)	Director elections:
	David W. Dupree	56,594,787	364,395	—
	Gabrielle E. Greene	56,635,377	323,805	—
	John P. Mackey	55,143,539	1,815,643	—
	Linda Mason	56,624,305	334,877	—
	Morris J. Siegel	55,480,889	1,478,293	—

(ii)	Ratification of appointment of Ernst & Young LLP	56,826,618	84,332	48,231

(iii)	Amendment to the Articles of Incorporation	52,508,621	4,405,435	45,123

(iv)	Amendment to Team Member Plan	25,062,514	20,831,866	104,866

(v)	Shareholder proposal - Labeling of products	2,864,366	39,103,509	4,031,374

(vi)	Shareholder proposal - Redeem or vote on poison pill	22,490,770	23,252,101	256,374

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.
Registrant

Date: May 20, 2005	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal financial officer)