Form 10-Q
period 2005-07-03
WHOLE FOODS MARKET INC
filed 2005-08-10
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended July 3, 2005;

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

512-477-4455

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct).    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, no par value, outstanding as of July 3, 2005 was 67,276,819 shares.

Whole Foods Market, Inc.

Form 10-Q

Page Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets, July 3, 2005 (unaudited) and September 26, 2004	3

Consolidated Statements of Operations (unaudited), for the twelve and forty weeks ended July 3, 2005 and July 4, 2004	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income, for the forty weeks ended July 3, 2005 (unaudited) and fiscal year ended September 26, 2004	5

Consolidated Statements of Cash Flows (unaudited), for the forty weeks ended July 3, 2005 and July 4, 2004	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part II. Other Information

Item 1. Legal Proceedings	19

Item 6. Exhibits	19

Signature	20

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets

July 3, 2005 (unaudited) and September 26, 2004

(In thousands)

Assets	2005	2004
Current assets:
Cash and cash equivalents	$328,044	$198,377
Restricted cash	33,084	23,160
Trade accounts receivable	63,485	64,972
Merchandise inventories	171,816	152,912
Deferred income taxes	29,449	29,449
Prepaid expenses and other current assets	21,333	16,702

Total current assets	647,211	485,572
Property and equipment, net of accumulated depreciation and amortization	1,046,958	904,825
Goodwill	112,482	112,186
Intangible assets, net of accumulated amortization	21,127	24,831
Other assets	5,169	20,302

Total assets	$1,832,947	$1,547,716

Liabilities and Shareholders’ Equity	2005	2004
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,919	$5,973
Trade accounts payable	102,774	90,751
Accrued payroll, bonus and other benefits due team members	124,991	100,536
Dividends payable	16,858	9,361
Other accrued expenses	153,734	128,329

Total current liabilities	404,276	334,950
Long-term debt and capital lease obligations, less current installments	13,369	164,770
Deferred rent liability	87,874	70,067
Deferred income taxes	7,736	7,693
Other long-term liabilities	1,404	1,581

Total liabilities	514,659	579,061

Shareholders’ equity:
Common stock, no par value, 300,000 shares and 150,000 shares authorized, 67,431 and 62,771 shares issued, 67,277 and 62,407 shares outstanding in 2005 and 2004, respectively	797,394	535,107
Accumulated other comprehensive income	3,147	2,053
Retained earnings	517,747	431,495

Total shareholders’ equity	1,318,288	968,655

Commitments and contingencies
Total liabilities and shareholders’ equity	$1,832,947	$1,547,716

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Sales	$1,132,736	$917,355	$3,586,222	$2,937,644
Cost of goods sold and occupancy costs	733,931	600,961	2,327,103	1,917,279

Gross profit	398,805	316,394	1,259,119	1,020,365
Direct store expenses	286,343	233,111	912,221	746,717
General and administrative expenses	39,618	27,551	114,792	92,203
Pre-opening and relocation costs	6,022	3,258	16,736	7,780

Operating income	66,822	52,474	215,370	173,665
Other income (expense):
Interest expense	(163)	(1,319)	(2,213)	(5,656)
Investment and other income	2,868	1,782	6,175	4,749

Income before income taxes	69,527	52,937	219,332	172,758
Provision for income taxes	27,811	21,174	87,733	69,103

Net income	$41,716	$31,763	$131,599	$103,655

Basic earnings per share	$0.63	$0.51	$2.05	$1.70

Weighted average shares outstanding	65,899	61,951	64,313	61,019

Diluted earnings per share	$0.60	$0.48	$1.93	$1.59

Weighted average shares outstanding, diluted basis	70,373	68,446	69,580	67,461

Dividends per share	$0.25	$0.15	$0.69	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Forty weeks ended July 3, 2005 (unaudited) and fiscal year ended September 26, 2004

(In thousands)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 28, 2003	60,070	$423,297	$1,624	$335,927	$760,848

Net income	—	—	—	132,657	132,657
Foreign currency translation adjustments	—	—	856	—	856
Reclassification adjustments for losses included in net income	—	—	88	—	88
Change in unrealized gain (loss) on investments, net of income taxes	—	—	(515)	—	(515)

Comprehensive income	—	—	429	132,657	133,086
Dividends ($0.60 per share)	—	—	—	(37,089)	(37,089)
Issuance of common stock	2,092	59,518	—	—	59,518
Issuance of common stock in connection with acquisition	239	16,375	—	—	16,375
Tax benefit related to exercise of team member stock options	—	35,583	—	—	35,583
Other	6	334	—	—	334

Balances at September 26, 2004	62,407	535,107	2,053	431,495	968,655

Net income	—	—	—	131,599	131,599
Foreign currency translation adjustments	—	—	635	—	635
Reclassification adjustments for losses included in net income	—	—	1,063	—	1,063
Change in unrealized gain (loss) on investments, net of income taxes	—	—	(604)	—	(604)

Comprehensive income	—	—	1,094	131,599	132,693
Dividends ($0.69 per share)	—	—	—	(45,347)	(45,347)
Issuance of common stock	1,854	70,885	—	—	70,885
Conversion of subordinated debentures	3,016	147,302	—	—	147,302
Tax benefit related to exercise of team member stock options	—	42,358	—	—	42,358
Other	—	1,742	—	—	1,742

Balances at July 3, 2005	67,277	$797,394	$3,147	$517,747	$1,318,288

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 3, 2005	July 4, 2004
Cash flows from operating activities:
Net income	$131,599	$103,655
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,733	87,086
Tax benefit related to exercise of employee stock options	42,358	32,527
Deferred rent	15,914	8,966
Interest accretion on long-term debt	3,977	5,775
Loss on disposal of fixed assets	4,842	1,444
Deferred income taxes	43	(2,153)
Other	4,996	3,392
Net change in current assets and liabilities:
Trade accounts receivable	1,170	(7,871)
Merchandise inventories	(20,654)	(29,224)
Prepaid expense and other current assets	(3,996)	(4,234)
Trade accounts payable	12,023	17,717
Accrued payroll, bonus and other benefits due team members	24,455	26,393
Other accrued expenses	23,325	17,797

Net cash provided by operating activities	342,785	261,270

Cash flows from investing activities:
Development costs of new store locations	(161,698)	(124,531)
Other property, plant and equipment expenditures	(82,159)	(83,385)
Payments for purchase of acquired entities, net of cash acquired	—	(20,542)
Increase in restricted cash	(9,924)	(17,939)
Change in notes receivable	13,500	(13,500)
Other investing activities	—	1,231

Net cash used in investing activities	(240,281)	(258,666)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(5,872)	(10,086)
Issuance of common stock	70,885	55,340
Dividends paid	(37,850)	(18,313)

Net cash provided by financing activities	27,163	26,941

Net change in cash and cash equivalents	129,667	29,545
Cash and cash equivalents at beginning of period	198,377	165,779

Cash and cash equivalents at end of period	$328,044	$195,324

Supplemental disclosures of cash flow information:
Interest paid	$910	$1,472
Federal and state income taxes paid	$48,431	$48,569
Non-cash transactions:
Common stock issued in connection with acquisition	$—	$16,375
Conversion of zero coupon debentures to common stock	$147,302	$280

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

July 3, 2005

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

In July 2005, the Financial Accounting Standards Board (“FASB”) issued proposed FASB Staff Position (“FSP”) No. FAS 13-b, “Accounting for Rental Costs Incurred during a Construction Period,” which, if issued as proposed, would require construction-period rentals to be recognized as expense for reporting periods beginning after September 15, 2005. The Company is evaluating the impact of adoption of this FSP as currently proposed, including possible retroactive application of its requirements to our fiscal year 2005 and prior year results. If retroactively applied, the Company currently estimates an earnings impact of approximately $0.03 to $0.04 per share for the fourth quarter of fiscal year 2005 and approximately $0.10 to $0.12 for the full fiscal year. The impact on earnings for future years will vary based on the number of stores under construction and their associated rental costs.

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

Operating Leases

The Company leases stores, distribution centers, bakehouses and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. We capitalize rent costs incurred during the construction period of leased stores. Rent costs are expensed as incurred subsequent to the construction period, including the pre-opening period prior to the store opening. We record tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortize the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations. We record rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the lease year.

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2005, we acquired contract-based indefinite lived intangible assets totaling approximately $0.8 million in a non-cash transaction. During the first and second quarters of fiscal year 2004, we acquired goodwill totaling approximately $31.5 million in connection with the acquisition of Select Fish and Fresh and Wild. There were no impairments of goodwill or indefinite-lived intangible assets during the forty week period ended July 3, 2005.

We amortize our acquired identifiable intangible assets on a straight-line basis over the life of the related agreement, currently one to 26 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets. During the twelve and forty week periods ended July 3, 2005, we reclassified approximately $1.2 million and $2.2 million of contract-based intangible assets, respectively, to common stock as the result of bondholders voluntarily converting approximately 40% and 92%, respectively, of our zero coupon convertible debentures. During the first three quarters of fiscal year 2004, we acquired intangible assets totaling approximately $0.5 million in connection with the Select Fish and Fresh and Wild acquisitions. Amortization associated with intangible assets totaled approximately $0.6 million and $2.2 million for the twelve and forty weeks ended July 3, 2005, respectively and approximately $0.7 million and $2.3 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	July 3, 2005		September 26, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-amortizing contract-based	$723	$—	$—	$—
Amortizing contract-based	$31,127	$(11,360)	$36,088	$(12,467)
Amortizing marketing-related and other	$3,436	$(2,799)	$3,599	$(2,389)

Amortization associated with the net carrying amount of intangible assets at July 3, 2005 is estimated to be approximately $0.6 million for the remainder of fiscal year 2005, $2.2 million in fiscal year 2006, $1.6 million in fiscal year 2007, $1.3 million in fiscal year 2008, $1.3 million in fiscal year 2009 and $1.3 million in fiscal year 2010.

(5) Long-Term Debt

During twelve and forty weeks ended July 3, 2005, approximately 124,000 and 283,000 debentures, respectively, were converted at the option of the holders to approximately 1.3 million and 3.0 million shares, respectively, of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $13.2 million and $158.8 million at July 3, 2005 and September 26, 2004, respectively.

(6) Comprehensive Income

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

(7) Stock-Based Compensation

The Company currently applies the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at the date of the grant. As required by Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148, we have determined pro forma net income and pro forma net income per common share as if compensation costs had been determined based on the fair value of the options granted to team members and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model.

Had we recognized compensation costs as prescribed by SFAS No. 123, net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share data):

	Twelve weeks ended		Forty weeks ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Reported net income	$41,716	$31,763	$131,599	$103,655
Stock-based compensation expense	1,032	—	1,045	—
Pro forma fair value expense, net of income taxes	(10,268)	(6,135)	(26,807)	(16,693)

Pro forma net income	32,480	25,628	$105,837	$86,962

Basic earnings per share:
Reported	$0.63	$0.51	$2.05	$1.70
Stock-based compensation expense	0.02	—	0.02	—
Pro forma fair value expense	(0.16)	(0.10)	(0.42)	(0.27)

Pro forma basic earnings per share	$0.49	0.41	$1.65	$1.43

Diluted earnings per share:
Reported	$0.60	$0.48	$1.93	$1.59
Stock-based compensation expense	0.01	—	0.02	—
Pro forma fair value expense	(0.13)	(0.08)	(0.37)	(0.23)

Pro forma diluted earnings per share	$0.48	$0.40	$1.58	$1.36

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The above pro forma results are not indicative of future results under the requirements of the newly issued share-based payment standard.

(8) Earnings per Share

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

	Twelve weeks ended		Forty weeks ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net income (numerator for basic earnings per share)	$41,716	$31,763	$131,599	$103,655
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	483	1,092	2,441	3,598

Adjusted net income (numerator for diluted earnings per share)	42,199	32,855	$134,040	$107,253

Weighted average common shares outstanding (denominator for basic earnings per share)	65,899	61,951	64,313	61,019
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	1,376	3,280	2,142	3,281
Assumed exercise of stock options	3,098	3,215	3,125	3,161

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	70,373	68,446	69,580	67,461

Basic earnings per share	$0.63	$0.51	$2.05	$1.70

Diluted earnings per share	$0.60	$0.48	$1.93	$1.59

Options to purchase approximately 10,000 shares and 3,000 shares of common stock were not included in the computation of diluted earnings per share for the twelve and forty week periods ended July 3, 2005, respectively, because their effect would have been antidulitive. The computations of diluted earnings per share for the twelve and forty week periods ended July 4, 2004 include all common stock equivalents.

(9) Dividends

On June 7, 2005, the Company declared a cash dividend of $0.25 per share, for a total of approximately $16.9 million, to be paid July 25, 2005 to shareholders of record as of July 15, 2005. On April 5, 2005, the Company announced that its Board of Directors raised the Company’s quarterly dividend from $0.19 per share to $0.25 per share and declared a cash dividend totaling approximately $16.3 million which was paid April 25, 2005 to shareholders of record as of April 15, 2005. On November 10, 2004, the Company announced that its Board of Directors raised the Company’s quarterly dividend from $0.15 per share to $0.19 per share and declared a cash dividend totaling approximately $12.1 million which was paid January 17, 2005 to shareholders of record as of January 7, 2005. During each of the first three quarters of fiscal year 2004, the Company declared cash dividends of $0.15 per share for a total of approximately $27.7 million. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

(10) Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment”, which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for FASB Statement No. 123(R) to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company’s first quarter of fiscal year 2006 beginning September 26, 2005. The Company is evaluating the impact of adoption of the provisions of FASB Statement No. 123(R). The Company currently expects to apply the provisions of this statement utilizing the modified prospective method. The Company’s intention, absent certain modifications to FASB Statement No. 123(R) prior to its effective date, is to accelerate the vesting of all outstanding, unvested stock options sometime prior to September 26, 2005. This accelerated vesting of certain options would create a one-time, mostly non-cash charge in the fourth quarter of this fiscal year totaling approximately $10 million to $15 million. The actual amount of the expense will vary depending on a number of factors, primarily the closing stock price at the date of the acceleration.

In July 2005, the FASB issued proposed FSP No. FAS 13-b, “Accounting for Rental Costs Incurred during a Construction Period,” which, if issued as proposed, would require construction-period rentals to be recognized as expense for reporting periods beginning after September 15, 2005. The Company is evaluating the impact of adoption of this FSP as currently proposed, including possible retroactive application of its requirements to our fiscal year 2005 and prior year results. If retroactively applied, the Company currently estimates an earnings impact of approximately $0.03 to $0.04 per share for the fourth quarter of fiscal year 2005 and approximately $0.10 to $0.12 for the full fiscal year. The impact on earnings for future years will vary based on the number of stores under construction and their associated rental costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of July 3, 2005, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 170 stores: 160 stores in 28 U.S. states and the District of Columbia; three stores in Canada; and seven stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

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

Executive Summary

Sales for the third quarter of fiscal year 2005 increased 23% to $1.1 billion over $917 million in the prior year, driven by 13% weighted average square footage growth and comparable store sales growth of 15.2%. Identical store sales, which exclude four relocated store and two major store expansions, increased 13.2% for the quarter.

Net income for the third quarter increased 31% to $41.7 million over $31.8 million in the prior year, and diluted earnings per share increased 25% to $0.60 over $0.48 in the prior year.

Cash flows from operating activities for the third quarter totaled $89.4 million compared to $59.9 million in the prior year.

Our capital expenditures for the quarter totaled $81.2 million, including $51.4 million for new stores. During the third quarter, we opened two new stores; in Toronto, Canada and Middletown, New Jersey and relocated one store in Metairie, Louisiana, ending the quarter with 170 stores totaling approximately 5.5 million square feet.

Cash and cash equivalents, including restricted cash, were approximately $361 million at the end of the third quarter of fiscal year 2005, and total long-term debt was approximately $19 million. During the third quarter, approximately 124,000 of the Company’s zero coupon convertible debentures were voluntarily converted by bondholders to approximately 1.3 million shares of common stock, resulting in a decrease in the balance of zero coupon convertible debentures from approximately $79 million at the end of the second quarter of fiscal year 2005 to approximately $13 million at the end of the third quarter.

The Company paid dividends totaling approximately $16.3 million, or $0.25 per share, during the third quarter of fiscal year 2005.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.8	65.5	64.9	65.3

Gross profit	35.2	34.5	35.1	34.7
Direct store expenses	25.3	25.4	25.4	25.4
General and administrative expenses	3.5	3.0	3.2	3.1
Pre-opening and relocation costs	0.5	0.4	0.5	0.3

Operating income	5.9	5.7	6.0	5.9
Other income (expense):
Interest expense	(0.0)	(0.1)	(0.1)	(0.2)
Investment and other income (expense)	0.3	0.2	0.2	0.2

Income before income taxes	6.1	5.8	6.1	5.9
Provision for income taxes	2.5	2.3	2.4	2.4

Net income	3.7%	3.5%	3.7%	3.5%

Figures may not add due to rounding.

Sales increased approximately 23% and 22% for the twelve and forty weeks ended July 3, 2005, respectively, over the same periods of the prior fiscal year. This increase was driven by comparable store sales growth of approximately 15.2% and 12.6%, respectively, and weighted average year-over-year square footage growth of approximately 13% and 14%, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 13.2% and 11.3% for the twelve and forty weeks ended July 3, 2005, respectively. Our new stores continue to perform above our projections, with the new stores opened this fiscal year producing average weekly sales of approximately $618,000 during the third quarter. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 3, 2005 was approximately 35.2% and 35.1%, respectively, compared to approximately 34.5% and 34.7%, respectively for the same periods of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers as lower prices. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 3, 2005 were approximately 25.3% and 25.4%, respectively, compared to approximately 25.4% for each of the same periods of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales were approximately 3.5% and 3.2% for the twelve and forty weeks ended July 3, 2005, respectively, compared to approximately 3.0% and 3.1%, respectively, for the same periods of the prior fiscal year.

Pre-opening costs include costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs were approximately $6.0 million and $16.7 million for the twelve and forty weeks ended July 3, 2005, respectively, compared to approximately $3.3 million and $7.8 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
New stores	2	4	7	7
Relocated stores	1	1	3	1

Net interest expense for the twelve and forty weeks ended July 3, 2005 totaled approximately $0.2 million and $2.2 million, respectively, compared to approximately $1.3 million and $5.7 million, respectively, for the same periods of the prior fiscal year. These decreases were primarily due to the voluntarily conversion by bondholders of approximately 283,000 of the Company’s zero coupon convertible debentures to approximately 3.0 million shares of common stock during fiscal year 2005, and an increase in capitalized interest associated with new store development. Capitalized interest for the twelve and forty weeks ended July 3, 2005 totaled approximately $0.9 million and $2.7 million, respectively, compared to approximately $0.8 million and $1.6 million, respectively, for the same periods of the prior fiscal year. Investment and other income for the twelve and forty weeks ended July 3, 2005 totaled approximately $2.9 million and $6.2 million, respectively, compared to approximately $1.8 million and $4.7 million, respectively, for the same periods of the prior fiscal year. During the second quarter of fiscal year 2005 we sold all of our investments in short-term corporate bond funds for approximately $103.7 million, resulting in a loss of approximately $0.2 million. During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value. During the first quarter of fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam, Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $89.4 million and $342.8 million for the twelve and forty weeks ended July 3, 2005, respectively, compared to approximately $59.9 million and $261.3 million, respectively, in the same periods of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses, income tax benefits resulting from the exercise of team member stock options and changes in operating working capital.

We have a $100 million revolving line of credit available through October 1, 2009. At July 3, 2005, no amounts were drawn and the amount available was effectively reduced to approximately $88.4 million by approximately $11.6 million in outstanding letters of credit. At September 26, 2004, no amounts were drawn and the amount available was effectively reduced to approximately $96.5 million by approximately $3.5 million in outstanding letters of credit.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $13.2 million and $158.8 million at July 3, 2005 and September 26, 2004, respectively. For the twelve and forty weeks ended July 3, 2005, approximately 124,000 and 283,000 debentures, respectively, were converted at the option of the holders to approximately 1.3 million and 3.0 million shares of common stock, respectively.

We also had outstanding at July 3, 2005 and September 26, 2004 approximately $5.7 million and $11.4 million, respectively, of senior unsecured notes that bear interest at 7.29% payable quarterly. One remaining annual principal installment payment on the senior notes of approximately $5.7 million is due May 16, 2006.

Proceeds from the exercise of stock options for the twelve and forty week periods ended July 3, 2005 totaled approximately $30.2 million and $69.6 million, respectively, compared to approximately $23.2 million and $54.3 million, respectively, in the same periods of the prior fiscal year. The Company issued approximately 0.6 million and 1.8 million shares of Company common stock related to the exercise of Company stock options during the twelve and forty week periods ended July 3, 2005, respectively, compared to approximately 0.7 million and 1.9 million, respectively, for the same periods of the prior fiscal year.

The following table shows payments due by period on contractual obligations as of July 3, 2005 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$13,203	$—	$13,203	$—
Senior notes	5,714	5,714	—	—
Capital lease obligations (including interest)	430	263	167	—
Operating lease obligations	2,891,414	109,323	621,411	2,160,680

Although the timing of any potential redemption is uncertain, the above table includes the assumption that our convertible debentures, shown at accreted value as of July 3, 2005, will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of July 3, 2005 (in thousands):

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

On June 7, 2005, the Company declared a cash dividend of $0.25 per share, for a total of approximately $16.9 million, to be paid July 25, 2005 to shareholders of record as of July 15, 2005. On April 5, 2005, the Company announced that its Board of Directors raised the Company’s quarterly dividend from $0.19 per share to $0.25 per share and declared a cash dividend totaling approximately $16.3 million which was paid April 25, 2005 to shareholders of record as of April 15, 2005. On November 10, 2004, the Company announced that its Board of Directors raised the Company’s quarterly dividend from $0.15 per share to $0.19 per share and declared a cash dividend totaling approximately $12.1 million which was paid January 17, 2005 to shareholders of record as of January 7, 2005. During each of the first three quarters of fiscal year 2004, the Company declared cash dividends of $0.15 per share for a total of approximately $27.7 million. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

Net cash provided by financing activities was approximately $8.1 million and $27.2 million for the twelve and forty weeks ended July 3, 2005, respectively, compared to approximately $4.3 million and $26.9 million, respectively, for the same periods of the prior fiscal year.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. During the third quarter of fiscal year 2005, the Company received payment in full on a $13.5 million loan to a third-party real estate developer made in fiscal year 2004 in connection with the construction of a new Company store. During the second quarter of fiscal year 2004, we completed the acquisition of Fresh & Wild Holdings Limited, which operated seven natural and organic food stores in London and Bristol, England, for approximately $20 million in cash and approximately $16 million in Company common stock. During the first quarter of fiscal year 2004, we acquired certain assets of Select Fish LLC, which owned and operated a seafood processing and distribution facility located in Seattle, Washington, in exchange for approximately $3 million in cash plus the assumption of certain liabilities.

At July 3, 2005 and September 26, 2004 we had approximately $33.1 million and $23.2 million, respectively, in restricted cash. These amounts primarily relate to cash held as collateral by third parties to support projected workers’ compensation obligations.

Net cash used in investing activities was approximately $67.3 million and $240.3 million for the twelve and forty weeks ended July 3, 2005, respectively, compared to approximately $65.3 million and $258.7 million, respectively, for the same periods of the prior fiscal year. Absent any significant cash acquisition, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.7% and 94.2% of inventories at July 3, 2005 and September 26, 2004, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $12.9 million and $11.2 million at July 3, 2005 and September 26, 2004, respectively. Costs for the balance of inventories are determined by the first-in, first-out (“FIFO”) method.

Cost was determined using the retail method for approximately 50% of inventories at July 3, 2005 and September 26, 2004. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 50% of inventories at July 3, 2005 and September 26, 2004. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment”, which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for FASB Statement No. 123(R) to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company’s first quarter of fiscal year 2006 beginning September 26, 2005. The Company is evaluating the impact of adoption of the provisions of FASB Statement No. 123(R). The Company currently expects to apply the provisions of this statement utilizing the modified prospective method. The Company’s intention, absent certain modifications to FASB Statement No. 123(R) prior to its effective date, is to accelerate the vesting of all outstanding, unvested stock options sometime prior to September 26, 2005. This accelerated vesting of certain options would create a one-time, mostly non-cash charge in the fourth quarter of this fiscal year totaling approximately $10 million to $15 million. The actual amount of the expense will vary depending on a number of factors, primarily the closing stock price at the date of the acceleration. Absent certain modifications to FASB Statement No. 123(R) prior to its effective date, the Company’s also intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that net income dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intended to limit future earnings dilution from options while at the same time retains the broad-based stock option plan, which it believes is important to Team Member morale and to its unique corporate culture and its success.

In July 2005, the FASB issued proposed FSP No. FAS 13-b, “Accounting for Rental Costs Incurred during a Construction Period,” which, if issued as proposed, would require construction-period rentals to be recognized as expense for reporting periods beginning after September 15, 2005. The Company is evaluating the impact of adoption of this FSP as currently proposed, including possible retroactive application of its requirements to our fiscal year 2005 and prior year results. If retroactively applied, the Company currently estimates an earnings impact of approximately $0.03 to $0.04 per share for the fourth quarter of fiscal year 2005 and approximately $0.10 to $0.12 for the full fiscal year. The impact on earnings for future years will vary based on the number of stores under construction and their associated rental costs.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended September 26, 2004. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

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

Whole Foods Market, Inc.

Registrant

Date: August 10, 2005	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)