Form 10-K
period 2005-09-25
WHOLE FOODS MARKET INC
filed 2005-12-08
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 8, 2005 was $6,750,523,451.

The number of shares of the registrant’s common stock, no par value, outstanding as of November 20, 2005 was 68,839,328.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 6, 2006.

Whole Foods Market, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 25, 2005

This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. See “Item 1A. Risk Factors” for a discussion of risks and uncertainties that may affect our business.

PART I

Item 1. Business.

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic food stores. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concern and sustainability of our entire eco-system. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 25 years.

Whole Foods Market, Inc. is a Texas corporation incorporated in 1980. The Company is based in Austin, Texas and conducts business through various wholly-owned subsidiaries. Unless otherwise specified, references to Whole Foods Market or the Company in this Report include its consolidated subsidiaries. We operate in one reportable segment, natural and organic foods supermarkets.

We opened our first store in Austin, Texas in 1980. As of September 25, 2005, we operated 175 stores: 165 stores in 30 U.S. states and the District of Columbia; three stores in Canada; and seven stores in the United Kingdom. Our sales have grown rapidly through new store openings, acquisitions and comparable store sales growth, from approximately $92 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $4.7 billion in fiscal year 2005, a compounded annual growth rate of approximately 32%. We are a Fortune 500 company, ranking 479 based on our fiscal year 2004 sales of $3.9 billion. Our stores average approximately 33,000 square feet in size and approximately $28 million in annual sales. Our stores are supported by regional distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, produce procurement centers and a coffee roasting operation.

Our goal is to become an international brand synonymous with not just natural and organic foods, but with being the best food retailer in every community in which we are located. We believe our heavy emphasis on perishable products is helping us reach that goal, differentiating our stores from conventional supermarkets and enabling us to attract a broader customer base. Perishable product sales accounted for approximately 68% of our total retail sales in fiscal year 2005. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods, and it is our strength of execution in perishables that has attracted many of our most loyal customers.

The Natural Products Industry

According to a leading trade publication for the industry, sales of natural products across all channels grew to $46 billion in 2004, a 7% increase over the prior year. The natural and organic products we offer in our stores include food and beverages, dietary supplements, personal care products, household goods, and related educational products. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

•	heightened awareness of the role that food and nutrition play in long-term health, which has led to healthier eating patterns;

•	a better-educated and wealthier populace whose median age is increasing each year;

•	increasing consumer concern over the purity and safety of food due to the presence of pesticide residues, growth hormones, artificial ingredients and other chemicals, and genetically engineered ingredients; and

•	environmental concerns due to the degradation of water and soil quality.

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

Organic Rule

On October 21, 2002, the United States Department of Agriculture’s (“USDA”) Organic Rule was implemented into Federal law. The Organic Rule was created to address the rapid, consistent growth of the organics industry over the past 20-plus years and the need for a set of national organic standards to serve as clear guidelines as to what is considered organic for the industry and its customers. Under the Organic Rule, all products labeled as “organic” in any form must now be certified by a USDA-accredited certifying agency. Furthermore, retailers, including Whole Foods Market, that handle, store, and sell organic products must implement measures to protect their organic integrity by:

•	preventing the commingling of organic and conventional products;

•	protecting organic products from contact with prohibited substances (such as sanitation and pest control products);

•	labeling organic products properly and clearly; and

•	keeping proper records with regard to organic handling procedures and vendor relationships.

Whole Foods Market has taken an active leadership role in the development of the national organic standards. Margaret Wittenberg, our Vice President of Global Communications and Quality Standards, served on the National Organic Standards Board (“NOSB”) from 1995 to 2000. The NOSB members were appointed by the Secretary of Agriculture to act as industry advisors to the USDA’s National Organic Program, developing the standards and protocols that form the backbone of the USDA’s Organic Rule. As the sole retail representative on the NOSB, Ms. Wittenberg contributed a broad, realistic perspective on how the standards could work most effectively at the retail level.

Whole Foods Market has been devoted to protecting organic integrity for years, and we are pleased to have the USDA’s Organic Rule as a guiding standard. In May 2003, Whole Foods Market became America’s first national “Certified Organic” grocer through certification from Quality Assurance International (“QAI”), a federally recognized independent third-party certification organization. This voluntary certification tells our customers that we have gone the extra mile by not only following the USDA’s Organic Rule, but following a strict set of operating procedures designed to ensure that the products we sell and label as organic are indeed organic – procedures that are not specifically required by the Organic Rule.

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

Business Strategy

Whole Foods Market is the largest retailer of natural and organic products. We believe that much of our success to date is because we remain a uniquely mission-driven company. We are highly selective about what we sell. We believe in providing an empowering work environment for our team members, and we are committed to sustainable agriculture. Our motto, “Whole Foods, Whole People, Whole Planet,” emphasizes that our vision reaches far beyond just food retailing.

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

Core Values

Our core values reflect what is truly important to us as an organization. They are the underpinning of our corporate culture and the soul of our Company. They transcend our size and growth rate, so regardless of how large we become, by maintaining our core values we are able to preserve what has always been special about our Company. Our five stated core values include:

•	selling the highest quality natural and organic products available;

•	satisfying and delighting our customers;

•	team member happiness and excellence;

•	creating wealth through profits and growth; and

•	caring about our communities and our environment.

These core values speak to our belief in a balanced way of doing business. We consider all five equal in importance and deserving of equal consideration and attention. We believe that our focus on natural and organic products, our loyal customers, creative team members, shareholders who support our mission, and communities that welcome our participation set us apart from other natural and conventional food retailers.

In 2005, we created two independent, non-profit organizations, the Animal Compassion FoundationTM and Whole Planet FoundationTM, each designed to reach a larger community stakeholder. We currently have donated over $1.1 million in seed money raised from two global “Five Percent Days,” in which five percent of all customer purchases at all Company stores on January 25, 2005 and October 25, 2005 were donated to the foundations. The mission of the Animal Compassion Foundation is to provide education and research services to assist and inspire ranchers and meat producers from around the world to adopt more humane practices and achieve a higher standard of animal welfare excellence while still maintaining economic viability. The primary focus of the Whole Planet Foundation is to improve the economic well-being of the poor in developing countries by assisting entrepreneurship and self-employment through income-generating micro-businesses via access to capital from micro-loans. Both foundations, which are based in Austin, Texas and have their own board of directors, are aligned with the mission we set forth 25 years ago in terms of community involvement and responsibility. As we have grown and are doing more business around the world, we believe it has become increasingly important for us to extend our vision of “community” from our backyards to the global markets in which we are trading.

Growth Strategy

Whole Foods Market’s growth strategy is to expand primarily through new store openings. We have a disciplined, opportunistic real estate and acquisition strategy, opening or acquiring stores in existing trade areas as well as new markets. Our new stores typically range in size between 50,000 to 60,000 square feet and are located on premium real estate sites. We have also grown through acquisitions, with approximately 24% of our existing square footage coming from acquisitions. Because the natural foods retailing industry is highly fragmented and comprised of many smaller local and regional chains, we may continue to pursue acquisitions of smaller chains that provide access to desirable markets, locations and experienced team members. Such acquisitions, however, are expected to have less of an impact on our future store growth and financial results than they have had in the past primarily due to the growing base size of the Company.

We typically relocate a small number of our stores each fiscal year to larger locations with improved visibility and parking. For stores relocated in fiscal years 2000 through 2005, the overall average increase in size was approximately 107%. Our historical store growth is summarized below:

	2005	2004	2003	2002	2001
Stores at beginning of fiscal year	163	145	135	126	117
Stores opened	15	12	12	11	12
Acquired stores	—	7	—	3	—
Relocations and closures	(3)	(1)	(2)	(5)	(3)

Stores at end of fiscal year	175	163	145	135	126

Total square footage at end of fiscal year (in thousands)	5,819	5,145	4,545	4,098	3,598

As of November 9, 2005, we had signed leases for 65 stores averaging approximately 55,000 square feet in size, which is approximately 64% larger than the average size of our existing store base. Square footage under development at November 9, 2005 was approximately 3.7 million, equal to approximately 60% of our existing store base. We currently operate seven stores within the 60,000 to 80,000 square-foot range, with an additional 21 stores of that size in development. We are confident about the potential future returns of these larger stores, as we believe they appeal to a broader customer base, take longer to reach maximum capacity, and are less vulnerable to competition as they create a higher barrier to entry.

Products

We offer a broad product selection with a strong emphasis on perishable foods designed to appeal to both natural foods and gourmet shoppers. Most of our products are from natural food vendors; however, we do sell a limited selection of conventional national brands that meet our quality standards.

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

Our standards require that seafood comes from deep, clean and clear waters or from aquaculture farms where environmental concerns are a priority, and our seafood is never treated with chlorine or other chemicals, which is common practice in the food retailing industry. In addition, Whole Foods Market has championed innovative production standards to improve the quality and safety of the meat and poultry sold in our stores, while also supporting the better treatment and health of the animals.

Animal welfare requirements currently mandatory for any meat and poultry sold by Whole Foods Market include:

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

Animal Compassion

In October 2003, we announced plans to create farm animal treatment standards that go above and beyond our existing strict standards. The new standards of production and processing are being developed in cooperation with producers, animal welfare advocacy groups, animal welfare scientists, and an independent third-party food safety auditor. We believe that the needs of an animal should be the first criteria in the development of standards, with a focus on providing environments and conditions for each species that support the animal’s natural physical needs, behavior and well-being. Products meeting the utmost standard will be labeled “animal compassionate.” Work on our new “animal compassionate” standards started in November 2003 with the development of enhanced animal welfare standards for ducks. In fiscal year 2005, we completed work on enhanced standards for pigs, sheep and cattle. Our long term goal is to develop animal compassionate standards for all the meat, poultry and fish sold in our stores.

Product Categories

Our product categories include, but are not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), whole body (nutritional supplements, vitamins, body care and educational products such as books), floral, pet products and household products.

Perishable products, defined as food and other products subject to spoilage, accounted for approximately 68% of our total retail sales in fiscal year 2005, up from approximately 57% of our total retail sales 10 years ago. We believe our heavy emphasis on perishable products differentiates us from conventional supermarkets and helps us to attract a broader customer base. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods. We believe it is our strength of execution in perishables that has attracted many of our most loyal shoppers.

Private Label Products

Because of the relative lack of national brands within the natural products marketplace, we believe we have a unique private label opportunity. We have taken advantage of this opportunity and over the last several years have expanded our private label offerings, which currently feature about 1,500 SKUs and comprise four corporate brands (365 Everyday Value, Whole Kids Organic, 365 Organic and the Whole Brands family), as well as the Authentic Food Artisan (“AFA”) program. In addition to these nationally-driven programs, we have a number of store-made and regionally-made fresh items sold under the Whole Foods Market label. We also offer specialty and organic coffees and teas through our Allegro Coffee Company subsidiary. Our private label sales in grocery and nutrition accounted for approximately 15% of our total sales in those product categories in fiscal year 2005. Total private label sales across all teams accounted for approximately 7% of our retail sales in fiscal year 2005.

•	365 Everyday Value. In 1997, we introduced a line of products under the “365” label emphasizing everyday value. These products meet our quality standards but are generally less expensive than the alternative products we sell. Our qualitative and quantitative research indicates that the “365” line is a highly recognized and trusted brand with Whole Foods Market shoppers.

•	Whole Kids Organic. In 1998, we introduced the country’s first organic food product line developed just for children under the “Whole Kids” label. Whole Kids Organic offers great tasting items, from applesauce and peanut butter to pasta sauce and string cheese, crafted expressly for a child’s discerning palate.

•	365 Organic Everyday Value. In 2002, we expanded our private label program with the introduction of our “365 Organic” line. The “365 Organic” brand provides all of the benefits of organic food at reduced prices. Certified organic products are purchased in large quantities so that the savings may be passed on to our customers. In 2003, we expanded this program into non-grocery departments, including a successful line of organic fresh vegetables.

•	Authentic Food Artisan. In 2003, we introduced our Authentic Food Artisan (“AFA”) program. This program recognizes distinctive products that are made using traditional methods. Potential items for the AFA program are reviewed on a quarterly basis, specifically chosen for their superior taste and commitment to artisanal, small-scale production methods. The line includes olive oils, cheese, wine, pasta, vinegar, rice and honey, among other items.

•	Whole Brands. In September 2004, we introduced a new family of “Whole Brands,” each aligned with department-specific quality and sourcing standards. Included under the “Whole Brands” umbrella are “Whole Kitchen” for frozen grocery, “Whole Treat” for frozen desserts and candies, “Whole Catch” for frozen seafood items, “Whole Fields” for produce and produce support items, “Whole Pantry” for pantry items such as flavored olive oils and vinegars, “Whole Creamery” for cheeses, “Whole Dairy” for eggs, and “Whole Ranch” for frozen burgers and franks. These brands go beyond the basics, offering unique items that embody our high quality standards and supplement our base value line of 365 and 365 Organic items. Items in the “Whole” family share a consistent logo format and packaging so that our customers know each is part of a greater family.

Store Operations

Team Approach to Store Operations

We strive to promote a strong company culture featuring a team approach to store operations that we believe is distinctly more empowering of employees than that of the traditional supermarket. Our domestic stores each employ between 85 and 585 team members who are organized in up to 13 teams per store, each led by a team leader. Each team within a store is responsible for a different product category or aspect of store operations such as customer service, prepared foods, or grocery, among other things. Together with our regional framework, we promote a decentralized team approach to store operations in which many of the personnel, merchandising and operating decisions are made by teams at the individual store level. Because of our management structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible. Members of store leadership are paid a salary plus an Economic Value Added (“EVA”™) based bonus and are eligible to receive stock options.

We believe team members are inspired by work that provides them with a greater sense of purpose and mission. For many team members, their job with us is an extension of their personal philosophy and lifestyle. Many team members have said they are contributing to the good of others by selling clean and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment. For the past eight years, our team members have helped Fortune magazine select us as one of the “100 Best Companies to Work for in America.”

Every year our team members have the opportunity to complete a Morale Survey. In 2005, the overall participation rate was 80%, up significantly from 63% in 2004. Topics covered by the survey include job satisfaction, opportunity and empowerment, pay, training and benefits. Of the team members responding in 2005, 90% agreed or strongly agreed that they can do their best work at Whole Foods Market, and 82% agreed or strongly agreed that they are treated fairly and respectfully at their location. Common responses to the question “What is the best thing about working at Whole Foods Market?” included co-workers are like family, flexibility, work environment, growth and learning opportunities, the products we sell, benefits, the team concept, and the culture of empowerment.

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

Store Description

We do not have a standard store design model. Instead, each store’s design is customized to fit the size and configuration of the particular location and community in which it is located. Our culture and philosophy is one of continual innovation and experimentation, and successful experiments are voluntarily picked up and improved upon by our stores and regions. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with colorful décor, well-trained team members, exciting product mixes, teams of in-store chefs, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, prepared foods stations and European-style charcuterie departments. To further a sense of community and interaction with customers, our stores typically include sit-down eating areas, customer comment boards and customer service booths. We have “Take Action” centers for our customers who want to be informed on important issues relative to environmental, legislative, food safety and product quality issues that can directly affect our customers’ health and well-being. In addition, some stores offer special services such as massage, valet parking and home delivery. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Site Selection

Most of our stores are located in high-traffic shopping areas and are either freestanding or in a strip center. We also have a small number of urban stores located in high-density, mixed-use projects. In selecting store locations, we use an internally developed model to analyze potential markets based on various criteria such as education levels, population density and income levels. We primarily seek to open large format stores, which typically range in size between 50,000 to 60,000 square feet and are located on premier real estate sites, often in urban, high-population locales. After we have selected a target site, our development group does a comprehensive site study and sales projection. Each project must meet an internal EVA hurdle return, which is generally cumulative positive EVA within five to seven years.

For stores opened over the past 5 years, approximately 60% opened within 12 to 24 months after the lease signing announcement, with a median length of time of 19 months. The required cash investment for new stores varies depending on the size of the store, geographic location, degree of work performed by the landlord and complexity of site development issues. For stores opened during the past two fiscal years, our new store investment has averaged approximately $11.6 million excluding pre-opening expenses, which have averaged approximately $1.5 million per store.

Purchasing and Distribution

Our buyers purchase products for retail sale from local, regional and international wholesale suppliers and vendors. Over the last few years, we have shifted the majority of our purchasing operations from the store to the regional and national level. Increased purchasing on a regional and national level enables us to negotiate better volume discounts with major vendors and distributors, and allows regional and store buyers to focus on local products and the unique product mix necessary to keep a neighborhood market feel in our stores. We own two produce procurement centers which facilitate the procurement and distribution of the majority of the produce we sell. In addition, we operate three seafood processing and distribution facilities and a specialty coffee roaster and distributor. We also have seven regional commissaries and 11 bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors. We operate 10 regional distribution centers, distributing a full range of products to our stores across the U.S., Canada and the United Kingdom.

United Natural Foods is our single largest supplier, accounting for approximately 22% of our total purchases in fiscal year 2005.

Marketing

We spend less on advertising and marketing than conventional supermarkets – approximately 0.4% of our total sales in fiscal year 2005, instead relying primarily on word-of-mouth recommendations from our customers. We allocate our marketing budget among region-wide programs, our individual stores’ marketing efforts, and a national brand awareness initiative focusing primarily on national and major market public relations and consumer research. Our stores spend most of their marketing budgets on in-store marketing-related activities, including signage and in-store events such as taste fairs, classes, tours and product samplings. To create goodwill and develop a high profile within the community, each store also has a separate budget for making contributions to a variety of philanthropic and community activities. We presently contribute at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

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

Team Members

As of September 25, 2005, we had approximately 38,000 team members, including 32,900 full-time, 3,300 part-time and 1,800 temporary team members. We are proud that more than 90% of our permanent team members are full-time team members, which we believe is very high for the food retailing industry. All of our full-time and part-time team members are eligible to receive stock options. In addition, team members are encouraged to take an active role in choosing their benefits by participating in a Company-wide benefits vote every three years. Our second Company-wide benefits vote will be held in fiscal year 2006.

One of our core values is team member happiness and excellence, and for the past eight years, our team members have helped Whole Foods Market be selected as one of Fortune magazine’s “100 Best Companies to Work for in America.” In scoring companies, Fortune places the greatest weight (two-thirds of the total) on responses to a random survey of employees, with the remainder being Fortune’s evaluation of each company’s benefits and practices. We are the only national food retailer to make the list, and we are one of only 22 companies to make the list every year since its inception.

Unions may from time to time attempt to organize our team members or portions of our team member base at certain stores or non-retail facilities. In addition, our new and existing stores have been subjected to informational picketing and negative publicity campaigns from time to time by members of various local trade unions. At present, Whole Foods Market is not subject to any significant activities by any trade unions and none of our team members are represented by unions.

Economic Value Added

We use Economic Value Added (“EVA”™) to evaluate our business decisions and as a basis for determining incentive compensation. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge for the cost of invested capital necessary to generate those profits. We believe that one of our core strengths is our decentralized culture, where decisions are made at the store level, close to the customer. We believe this is one of our strongest competitive advantages and that EVA is the best financial framework that team members can use to help make decisions that create sustainable shareholder value.

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

Over 500 leaders throughout the Company are on EVA-based incentive compensation plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team in all stores. Incentive compensation for each of these groups is determined based on relevant EVA measures at different levels, including the total company level, the regional level, the store or facility level, and the team level. We believe using EVA in a multi-dimensional approach best measures the results of decisions made at different levels of the Company. We expect EVA will remain a significant component of our compensation structure throughout the Company in the coming years.

Information about our EVA financial results is not presented because of rules adopted by the Securities and Exchange Commission (“SEC”) regarding non-GAAP financial measures. Additional information about our EVA financial results is available on our corporate Web site at www.wholefoodsmarket.com and is not incorporated by reference into this Form 10-K.

Competition

Food retailing is a large, intensely competitive industry. Our competition varies from region to region and includes local, regional and national conventional and specialty supermarkets, smaller specialty stores, and restaurants, each of which competes with us on the basis of price, quality, service or a combination of these factors. We believe our focus on quality and service at competitive prices differentiates us in this segmented marketplace.

Natural and organic foods are one of the fastest growing segments of food retailing today. Most supermarkets offer at least a limited selection of these products, while some have chosen to expand their selection more aggressively. We believe it works to our benefit for conventional supermarkets to offer natural and organic products for two reasons: first, it helps fulfill our company mission to improve the health, well-being and healing of both people and the planet, and second, it helps create new customers for us by creating a gateway experience. As more people are exposed to the benefits of natural and organic products, they are more likely to become Whole Foods Market customers since we are the category leader for natural and organic products, offering what we believe is the largest selection and most informed customer service at competitive prices. We believe our continued strong comparable store sales growth is evidence of the gateway experience.

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

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” “365 Everyday Value,” “365 Organic Everyday Value,” “Allegro Coffee Company,” “Bread & Circus,” “Fresh Fields,” “Merchant of Vino,” “Mrs. Gooch’s,” “Wellspring,” “Harry’s Farmers Market,” “Fresh & Wild,” “AFA,” “Whole Kids Organic,” “Whole Kitchen,” “Whole Treat,” “Whole Catch,” “Whole Fields,” “Whole Ranch,” “Whole Baby,” “Whole Cuisine,” “Whole Pantry,” and “Whole Foods, Whole People, Whole Planet.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

wholefoodsmarket.com

Our corporate Web site at www.wholefoodsmarket.com provides detailed information about our company and history, product offerings and store locations, with hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. Access to the Company’s SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings, and all amendments to those reports is also available through our Web site free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. As with our stores, the focus of our Web site is customer service. We believe our Web site provides us with an opportunity to further our relationships with customers, suppliers and investors, to educate them on a variety of issues, and to improve our service levels.

We have included our Web site address only as an inactive textual reference. The information contained on our Web site is not incorporated by reference into this Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of the persons who was serving as an executive officer of the Company as of November 30, 2005:

Name	Age	Position
John P. Mackey	52	Chairman of the Board and Chief Executive Officer
A.C. Gallo	52	Co-President and Chief Operating Officer
Walter Robb	52	Co-President and Chief Operating Officer
Glenda Flanagan Chamberlain	52	Executive Vice President and Chief Financial Officer
James P. Sud	53	Executive Vice President of Growth and Business Development
Lee Valkenaar	49	Executive Vice President of Global Support

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

Glenda Flanagan Chamberlain has served as Executive Vice President and Chief Financial Officer of the Company since December 1988.

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

Regional Presidents

The following table sets forth the name, age and position of each of the persons who was serving as a regional president of the Company as of November 30, 2005:

Name	Age	Position
Scott Allshouse	43	President, South Region
Michael Besancon	59	President, Southern Pacific Region
Patrick Bradley	45	President, Midwest Region
Mark Dixon	43	President, Southwest Region
Anthony Gilmore	45	President, Northern California Region
David Lannon	39	President, North Atlantic Region
Ron Megahan	35	President, Pacific Northwest Region
Kenneth Meyer	37	President, Mid-Atlantic Region
Christina Minardi	39	President, Northeast Region
Juan Nunez	47	President, Florida Region
William Paradise	45	President, Rocky Mountain Region

Scott Allshouse has served as President of the South Region since November 2004. Mr. Allshouse has held various positions since joining the Company in 2000, including Store Team Leader and Vice President of the South Region.

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

Kenneth Meyer has served as President of the Mid-Atlantic Region since October 2004. Mr. Meyer has held various positions with the Company and with Fresh Fields Market, which was acquired by the Company in August 1996, including Store Team Leader, Vice President of the Southwest Region, and President of the South Region.

Christina Minardi has served as President of the Northeast Region since September 2005. Ms. Minardi has held various positions with the Company and with Fresh Fields Market, which was acquired by the Company in August 1996, including Store Team Leader and Vice President of the North Atlantic Region.

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

Item 1A. Risk Factors.

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

Perishable Foods Product Losses Could Materially Impact Our Results

We believe our stores more heavily emphasize perishable products than conventional supermarket stores. Perishable products accounted for approximately 68% of our total retail sales in fiscal year 2005. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

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

Changes in the Number of Stock Option Exercises Could Impact Our Cash Flow

Our cash flow from the exercise of team member stock options may be adversely affected in the future by fluctuations in the market price of our common stock, changes in income tax law, and changes in the number of stock options we grant.

Capital Needed for Expansion May Not Be Available

The acquisition of existing stores, the opening of new stores, and the development of new production and distribution facilities require significant amounts of capital. In the past, our growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, internally generated cash flow, and proceeds from stock option exercises. These and other sources of capital may not be available to us in the future. In addition, restrictive covenants that may be imposed by our lenders may restrict our ability to fund our growth.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of September 25, 2005, we operated 175 stores: 165 stores in 30 U.S. states and the District of Columbia; three stores in Canada; and seven stores in the United Kingdom. We own five stores in Berkeley and Atlanta, and we own land for future store locations in Portland, ME and Brooklyn, NY. We also own certain non-retail facilities in Atlanta, a building in Austin,

Texas which houses a bookstore and previously housed one of our stores and former corporate headquarters, and a distribution center in Connecticut. The underlying property in Austin is leased from a third party under a ground lease which has a remaining base term of approximately eight years plus 10 options to renew for five years each. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from one to 35 years. We have options to renew most of our leases in five-year increments with renewal periods ranging from five to 50 years.

The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 25, 2005:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Arizona	2	Louisiana	3	North Carolina	5
California	39	Maryland	7	Ohio	1
Colorado	6	Massachusetts	16	Oregon	1
Canada	3	Michigan	4	Pennsylvania	7
Connecticut	1	Minnesota	2	Rhode Island	2
District of Columbia	3	Missouri	1	South Carolina	1
Florida	7	Nebraska	1	Texas	13
Georgia	6	Nevada	1	United Kingdom	7
Illinois	9	New Jersey	8	Virginia	7
Kansas	1	New Mexico	2	Washington	2
Kentucky	1	New York	5	Wisconsin	1

Item 3. Legal Proceedings.

From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business which have not resulted in any material losses to date. Although not currently anticipated by management, our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ National Market under the symbol WFMI.

The following sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2005 and 2004:

	High	Low
2005
September 27, 2004 to January 16, 2005	$97.48	$79.03
January 17, 2005 to April 10, 2005	106.78	88.28
April 11, 2005 to July 3, 2005	122.92	96.00
July 4, 2005 to September 25, 2005	139.69	117.00

2004
September 29, 2003 to January 18, 2004	$71.83	$53.47
January 19, 2003 to April 11, 2004	79.24	66.42
April 12, 2004 to July 4, 2004	96.74	73.50
July 5, 2004 to September 26, 2004	96.00	73.21

As of November 20, 2005, there were 1,610 holders of record of Whole Foods Market’s common stock, and the closing stock price was $144.59.

Following is a summary of dividends declared in fiscal years 2005 and 2004 (in thousands, except per share amounts):

Date of Declaration	Dividend per Share	Date of Record	Date of Payment	Total Amount
2005
November 10, 2004	$0.19	January 7, 2005	January 17, 2005	$12,088
April 5, 2005	0.25	April 15, 2005	April 25, 2005	16,345
June 7, 2005	0.25	July 15, 2005	July 25, 2005	16,834
September 14, 2005	0.25	October 14, 2005	October 24, 2005	17,208	(1)

2004
November 12, 2003	$0.15	January 6, 2004	January 16, 2004	$9,079
March 22, 2004	0.15	April 9, 2004	April 19, 2004	9,234
June 29, 2004	0.15	July 9, 2004	July 19, 2004	9,415
September 22, 2004	0.15	October 8, 2004	October 18, 2004	9,417

(1)	Dividends accrued at September 25, 2005

On November 9, 2005, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.30 per share and a special dividend of $4.00 per share, both payable on January 23, 2006 to shareholders of record on January 13, 2006. These dividend amounts do not reflect the effect of the future two-for-one stock split announced on November 9, 2005. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On November 9, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

On November 9, 2005, the Company’s Board of Directors approved a two-for-one stock split to be distributed on December 27, 2005 to shareholders of record at the close of business on December 12, 2005. The stock split will be effected in the form of a stock dividend. Shareholders will receive one additional share of Whole Foods Market common stock for each share owned. All shares reserved for issuance pursuant to the Company’s stock option and stock purchase plans will be automatically increased by the same proportion. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares will be adjusted proportionately. Dividends announced on November 9, 2005 will also be adjusted proportionally. No adjustments have been made to share and per share amounts in the accompanying financial statements and applicable disclosures for the effects of this future stock split.

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

The following table summarizes information about our Company’s equity compensation plans by type as of September 25, 2005 (in thousands, except per share amounts):

Plan Category	Options Outstanding	Weighted Average Exercise Price	Options Available for Future Issuance
Approved by security holders	11,273	$89.15	3,864
Not approved by security holders	—	—	—

Total	11,273	$89.15	3,864

No repurchases of the Company’s equity securities were made during the fourth quarter of fiscal year 2005.

Item 6. Selected Financial Data.

Whole Foods Market, Inc.

Summary Financial Information

(In thousands, except per share amounts and operating data)

The following selected financial data are derived from the Company’s consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Selected financial data have been adjusted to reflect the early adoption and retrospective application of a lease accounting change that is further discussed in Note 3 to the consolidated financial statements, “Lease Accounting Change” in “Item 8. Financial Statements and Supplementary Data.”

	Sept. 25, 2005	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001
Consolidated Statements of Operations Data (1)
Sales	$4,701,289	$3,864,950	$3,148,593	$2,690,475	$2,272,231
Cost of goods sold and occupancy costs	3,052,184	2,523,816	2,070,334	1,758,281	1,482,828

Gross profit	1,649,105	1,341,134	1,078,259	932,194	789,403
Direct store expenses	1,223,473	986,040	794,422	677,404	575,957
General and administrative expenses	158,864	119,800	100,693	95,871	82,440
Pre-opening and relocation costs	37,035	18,648	15,765	17,934	13,993
Store closure and asset disposal costs	—	—	—	—	9,425
Goodwill amortization	—	—	—	—	3,129

Operating income	229,733	216,646	167,379	140,985	104,459
Other income (expense):
Interest expense	(2,223)	(7,249)	(8,114)	(10,384)	(17,891)
Investment and other income	9,623	6,456	5,593	2,056	1,628

Income from continuing operations before income taxes and equity in losses of unconsolidated affiliates	237,133	215,853	164,858	132,657	88,196
Provision for income taxes	100,782	86,341	65,943	53,063	35,278
Equity in losses of unconsolidated affiliates	—	—	—	—	5,626

Income from continuing operations	136,351	129,512	98,915	79,594	47,292
Income from discontinued operations, net of income taxes	—	—	—	—	16,233

Net income	$136,351	$129,512	$98,915	$79,594	$63,525

Basic earnings per share:
Income from continuing operations	$2.10	$2.11	$1.68	$1.41	$0.88
Income from discontinued operations, net of income taxes	—	—	—	—	0.30

Net income	$2.10	$2.11	$1.68	$1.41	$1.18

Weighted average shares outstanding	65,045	61,324	59,035	56,385	53,664

Diluted earnings per share:
Income from continuing operations	$1.98	$1.98	$1.58	$1.32	$0.84
Income from discontinued operations, net of income taxes	—	—	—	—	0.29

Net income	$1.98	1.98	$1.58	$1.32	$1.13

Weighted average shares outstanding, diluted basis	69,975	67,727	65,330	63,340	56,185

Dividends declared per share	$0.94	$0.60	$—	$—	$—

(continued)

Whole Foods Market, Inc.

Summary Financial Information (continued)

(In thousands, except per share amounts and operating data)

	Sept. 25, 2005	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001
Consolidated Balance Sheets Data
Net working capital	$254,146	$151,147	$121,574	$(4,157)	$(10,896)
Total assets	1,889,296	1,521,006	1,213,568	959,937	842,976
Long-term debt (including current maturities)	18,864	170,743	168,715	167,741	256,649
Shareholders’ equity	1,365,676	949,638	744,976	562,658	387,826

Operating Data
Number of stores at end of fiscal year	175	163	145	135	126
Average store size (gross square footage)	33,000	32,000	31,000	31,000	29,000
Average weekly sales per store	$537,000	$482,000	$424,000	$393,000	$353,000
Comparable store sales increase (2)	12.8%	14.9%	8.6%	10.0%	9.2%
Identical store sales increase (2)	11.5%	14.5%	8.1%	8.7%	8.0%

(1)	Fiscal years 2005, 2004, 2003 and 2002 were 52-week years and fiscal year 2001 was a 53-week year.
(2)	Sales of a store are deemed to be “comparable” commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude sales for remodels with expansions of square footage greater than 20% and relocations. Stores closed for eight or more days due to unusual events such as fires, snowstorms or hurricanes are excluded from the comparable and identical store base in the first fiscal week of closure until re-opened for a full fiscal week.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of September 25, 2005, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 175 stores: 165 stores in 30 U.S. states and the District of Columbia; three stores in Canada; and seven stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first one to three years of operations. Our results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2005, 2004 and 2003 were 52-week years.

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. The Company historically capitalized rental costs incurred during a construction period. In accordance with the transition provisions of FSP 13-1, the Company elected to early adopt and retrospectively apply in these financial statements the requirement to expense rental costs incurred during a construction period. The Company’s consolidated financial statements have been adjusted to reflect the early adoption and retrospective application of the lease accounting change, which is further discussed in Note 3 to the consolidated financial statements. The accompanying Management’s Discussion and Analysis incorporates the effects of this lease accounting change.

Executive Summary

The Company accelerated the vesting of all outstanding stock options on September 22, 2005 in order to prevent past option grants from having an impact on future results. The Company incurred a share-based compensation charge totaling approximately $18.2 million in the fourth quarter of fiscal year 2005, primarily a non-cash charge related to this accelerated vesting of options. The Company’s effective tax rate for fiscal year 2005 was higher than its historical rate primarily due to the non-deductible portion of the expense recognized for the accelerated vesting of stock options.

The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses totaling approximately $16.5 million for related estimated net losses.

Sales for fiscal year 2005 totaled approximately $4.7 billion, an increase of approximately 22% over the prior year, driven by 13% weighted average square footage growth and comparable store sales growth of 12.8%. We experienced sales growth across all regions, all departments and all age classes of stores. We had sales per gross square foot of $869, an increase of approximately 11% over the prior year. Sales for fiscal year 2004 totaled approximately $3.9 billion, an increase of approximately 23% over the prior year, with 9% weighted average square footage growth and comparable store sales growth of 14.9%. Sales for fiscal year 2003 totaled approximately $3.1 billion, an increase of approximately 17% over the prior year, with 11% weighted average square footage growth and comparable store sales growth of 8.6%.

Net income totaled $136.4 million, $129.5 million and $98.9 million for fiscal years 2005, 2004 and 2003, respectively, increasing year-over year by approximately 5%, 31% and 24%, respectively. Diluted earnings per share totaled $1.98, $1.98 and $1.58 for fiscal years 2005, 2004 and 2003, respectively.

Cash flows from operations totaled approximately $410.8 million, $330.3 million and $281.0 million for fiscal years 2005, 2004 and 2003, respectively. Our capital expenditures totaled approximately $324.1 million, $266.5 million and $174.7 million in fiscal years 2005, 2004 and 2003, respectively, including approximately $207.8 million, $156.7 million and $90.6 million, respectively, for new stores. We opened 15 new stores during fiscal year 2005 and 12 new stores during each of fiscal years 2004 and 2003, and we ended fiscal year 2005 with 175 stores.

Year over year, total assets increased 24% to $1.9 billion, total liabilities decreased 8% to $524 million, and shareholders’ equity increased 44% to $1.4 billion. At the end of fiscal year 2005, we had $18.9 million in long-term debt and $345.4 million in total cash and cash equivalents, including restricted cash. Approximately $150.1 million of the carrying amount of the Company’s zero coupon subordinated debentures was voluntarily converted by holders to shares of Company common stock during fiscal year 2005.

The Company’s Board of Directors declared four quarterly cash dividends during fiscal year 2005. The first dividend was $0.19 per share, and the remaining three dividends were $0.25 per share, for a total of approximately $62.5 million. The Company declared its first quarterly cash dividend of $0.15 per share on November 12, 2003. The Company’s Board of Directors declared four quarterly dividends of $0.15 per share each, for a total of approximately $37.1 million, during fiscal year 2004. The Company announced a 20% increase in the Company’s quarterly dividend to $0.30 per share and a special dividend of $4.00 per share on November 9, 2005. These dividend amounts do not reflect the effect of the future two-for-one stock split announced on November 9, 2005.

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.9	65.3	65.8

Gross profit	35.1	34.7	34.2
Direct store expenses	26.0	25.5	25.2
General and administrative expenses	3.4	3.1	3.2
Pre-opening and relocation costs	0.8	0.5	0.5

Operating income	4.9	5.6	5.3
Other income (expense):
Interest expense	—	(0.2)	(0.3)
Investment and other income	0.2	0.2	0.2

Income before income taxes	5.0	5.6	5.2
Provision for income taxes	2.1	2.2	2.1

Net income	2.9%	3.4%	3.1%

Figures may not add due to rounding.

Share-based Compensation

In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment,” which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for FASB Statement No. 123(R) to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company’s first quarter of fiscal year 2006. Though not retroactive, the charge to earnings resulting from this rule includes the impact of stock options granted prior to its effective date, since the expense is recognized over the vesting period of the options, which for the Company historically has been four years. On September 22, 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company recognized a share-based compensation charge totaling approximately $17.4 million related to this acceleration, of which approximately $10.1 million is included in “Direct store expenses” in the Consolidated Statements of Operations, approximately $6.1 million is included in “General and administrative expenses,” and approximately $1.2 million is included in “Cost of goods sold and occupancy costs.” The Company also recognized share-based compensation in fiscal year 2005 totaling approximately $2.5 million for modification of terms of certain stock option grants and other compensation based on the intrinsic value of the Company’s common stock, which is included in “General and administrative expenses.” The Company’s effective tax rate for the fourth quarter and fiscal year 2005 was higher than its historical rate primarily due to the non-deductible portion of the expense recognized for the accelerated vesting of stock options.

Natural Disaster Costs

The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses totaling approximately $16.5 million for related estimated net losses. The main components of the $16.5 million expense were estimated impaired assets totaling approximately $12.2 million, estimated inventory losses totaling approximately $2.5 million, salaries and relocation allowances for displaced Team Members and other costs totaling approximately $3.4 million, and a $1 million special donation from the Company to the American Red Cross, net of accrued estimated insurance proceeds totaling approximately $2.6 million. Approximately $13.4 million of net natural disaster costs is included in “Direct store expenses” in the Consolidated Statements of Operations, approximately $1.0 million is included in “General and administrative expenses,” and approximately $2.1 million is included in “Cost of goods sold and occupancy costs.” Future determinations regarding asset losses and insurance recoveries could cause actual net losses to differ from these estimates.

Sales

Sales totaled approximately $4.701 billion, $3.865 billion and $3.149 billion in fiscal years 2005, 2004 and 2003, respectively, representing increases of 21.6%, 22.8% and 17.0% over the previous fiscal years, respectively. Sales for all fiscal years shown reflect increases due to new stores opened and acquired and comparable store sales increases of approximately 12.8%, 14.9% and 8.6% in fiscal years 2005, 2004 and 2003, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales, which excludes sales for remodels with expansions of square footage greater than 20% and relocations, increased approximately 11.5%, 14.5% and 8.1% in fiscal years 2005, 2004 and 2003, respectively. Sales from relocations and remodels with expansions of square footage greater than 20% are excluded from identical store sales data to reduce the impact of square footage growth on the comparison. Weighted average square footage growth from stores opened and acquired was approximately 13%, 9% and 11% for fiscal years 2005, 2004 and 2003, respectively. Stores closed for eight or more days due to unusual events such as fires, snowstorms or hurricanes are excluded from the comparable and identical store base in the first fiscal week of closure until re-opened for a full fiscal week. We believe our comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand. Sales for fiscal year 2004 were positively impacted by the United Food and Commercial Workers union strike at conventional grocery store retailers in Southern California during a span of approximately 20 weeks over our first and second quarters. Nineteen of our stores experienced an increase in sales due to the strike, 18 of which were in the comparable store base during those periods.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Gross profit totaled approximately $1.649 billion, $1.341 billion and $1.078 billion in fiscal years 2005, 2004 and 2003, respectively. Gross profit as a percentage of sales was 35.1%, 34.7% and 34.2% in fiscal years 2005, 2004 and 2003, respectively. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers as lower prices. Our pricing strategy continues to be market driven in grocery and Whole Body (nutritional supplements, vitamins, and body care), in which we aim to be competitively priced on the same or similar items. Our perishables may be priced at a premium to reflect the higher quality of product available in our stores. In all years, gross profit margins were also positively affected by margin improvements as stores mature. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses

Direct store expenses totaled approximately $1.223 billion, $986.0 million and $794.4 million in fiscal years 2005, 2004 and 2003, respectively. Direct store expenses as a percentage of sales was approximately 26.0%, 25.5% and 25.2% in fiscal years 2005, 2004 and 2003, respectively. Direct store expenses as a percentage of sales in increased fiscal year 2005 principally due to share based compensation costs totaling approximately $10.1 million and natural disaster costs totaling approximately $13.4 million. For all years, higher direct operating expenses of new stores continue to have a partially offsetting impact on store contribution. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and Administrative Expenses

General and administrative expenses totaled approximately $158.9 million, $119.8 million and $100.7 million in fiscal years 2005, 2004 and 2003, respectively. General and administrative expenses as a percentage of sales were 3.4%, 3.1% and 3.2% in fiscal years 2005, 2004 and 2003, respectively. General and administrative expenses as a percentage of sales increased in fiscal year 2005 principally due to share based compensation costs totaling approximately $8.6 million and natural disaster costs totaling approximately $1.0 million. Fiscal year 2004 and 2003 general and administrative expenses decreased as a percentage of sales due to our strong sales growth and focus on leveraging general and administrative expenses at both regional and national levels. The Company does not expect significant leveraging of general and administrative expenses as a percentage of sales in 2006 below historical levels.

Pre-opening and Relocation Costs

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening and relocation costs totaled approximately $37.0 million, $18.6 million and $15.8 million in fiscal years 2005, 2004 and 2003, respectively. Pre-opening and relocation costs as a percentage of sales were 0.8%, 0.5% and 0.5% in fiscal years 2005, 2004 and 2003, respectively. Stores newly opened and relocated were as follows:

	2005	2004	2003
New stores	12	11	10
Relocated stores	3	1	2

Total stores opened	15	12	12

The Company expects average pre-opening costs per new store in fiscal year 2006 to be in the range of approximately $1.7 million to $2.0 million. The Company’s average pre-opening costs per store have increased over the past several years and are expected to continue to increase in the future due mainly to increases in the average store size and number of prepared foods venues, and to an increase in our internal capitalization thresholds resulting in the expensing of smallwares that were previously capitalized.

Interest Expense

Interest expense consists of costs related to our convertible subordinated debentures, senior notes and bank line of credit, net of capitalized interest associated with new store development and internally developed software. Interest expense, net of amounts capitalized, was approximately $2.2 million, $7.2 million and $8.1 million in fiscal years 2005, 2004 and 2003, respectively. These reductions in net interest expense reflect decreased utilization of our bank line of credit and lower average interest rates over the three-year period. We had no amounts outstanding on our bank line of credit during fiscal years 2005 or 2004.

Investment and Other Income

Investment and other income includes investment gains and losses, interest income, rental income and other income totaling approximately $9.6 million, $6.5 million and $5.6 million in fiscal years 2005, 2004 and 2003, respectively. During fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million. During fiscal year 2003, we recognized a pre-tax gain of approximately $3 million as a result of the distribution of our ownership share of gain from the sale of Blooming Prairie Cooperative, and pre-tax losses totaling approximately $1.4 million to adjust the carrying value of our common stock investments in Gaiam, Inc. to quoted market value for other-than-temporary impairment due to a sustained decline in market value of the stock below our carrying value.

Income Taxes

Our effective tax rate on income was approximately 42.5%, 40.0% and 40.0% for fiscal years 2005, 2004 and 2003, respectively. The increase in our effective tax rate for fiscal year 2005 resulted primarily from the non-deductible portion of the expense recognized for the accelerated vesting of stock options during the fourth quarter. As of September 25, 2005 we had domestic net operating loss carryforwards totaling approximately $18.5 million which will begin to expire in 2019, and international operating loss carryforwards totaling approximately $31 million, of which $13.6 million will begin to expire in 2008 and $17.5 million that have an indefinite life. We believe that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations. We have provided a valuation allowance of approximately $17.4 million for deferred tax assets associated with international operating loss carrryforwards and capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized.

Business Combinations

On January 31, 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited (“Fresh & Wild”) for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. The acquisition of Fresh & Wild, which owned and operated seven natural and organic food stores in London and Bristol, England, provided a platform for expansion of the Whole Foods Market brand in the United Kingdom. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $30.5 million were recorded as goodwill. The Company also agreed to an additional purchase price consideration contingent on the market price of Company common stock at January 31, 2006. If the market price of Company stock at January 31, 2006 is less than the market price at acquisition of $68.59 per share, those sellers who received and continuously hold Company common stock through January 31, 2006 are eligible to receive an amount, in stock, cash or any combination thereof, equal to the deficit multiplied by the number of shares continuously held. Fresh & Wild results of operations are included in our consolidated income statements for the period beginning February 1, 2004 through September 26, 2004 and all subsequent periods. John Mackey and Walter Robb, executive officers of the Company, each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, in consideration for their ownership interest.

On October 27, 2003, we acquired certain assets of Select Fish LLC (“Select Fish”) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. All assets acquired relate to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.1 million have been recorded as goodwill. Select Fish results of operations are included in our consolidated income statements for the period beginning October 27, 2003 through September 26, 2004 and all subsequent periods.

Liquidity and Capital Resources

We generated cash flows from operating activities of approximately $410.8 million, $330.3 million and $281.0 million in fiscal years 2005, 2004 and 2003, respectively. Cash flows from operating activities represented our principal source of cash and resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital. We had cash and cash equivalent balances, including restricted cash, totaling approximately $345.4 million and $221.5 million at September 25, 2005 and September 26, 2004, respectively.

On October 1, 2004, we amended our credit facility to extend the maturity of our $100 million revolving line of credit to October 1, 2009. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness as defined in the agreement. At September 25, 2005 and September 26, 2004, we were in compliance with the applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.15% of the undrawn amount are payable under this agreement. At September 25, 2005 and September 26, 2004 no amounts were drawn under the agreement. The amounts available to the Company under the agreement were effectively reduced to $88.4 million and $96.5 million by outstanding letters of credit totaling approximately $11.6 million and $3.5 million at September 25, 2005 and September 26, 2004, respectively. On November 7, 2005, we amended our credit facility to delete redemption, dividends and distributions negative covenants to allow for the special dividend.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $12.9 million and $158.8 million at September 25, 2005 and September 26, 2004, respectively. The debentures have an effective yield to maturity of 5 percent and a scheduled maturity date of March 2, 2018. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The debentures have a conversion rate of 10.640 shares of Company common stock per $1,000 principal amount at maturity, or approximately 253,000 shares and 3,279,000 shares at September 25, 2005 and September 26, 2004, respectively. Approximately $150.1 million and $0.3 million of the carrying amount of the debentures was voluntarily converted by holders to shares of Company common stock during fiscal years 2005 and 2004, respectively.

We also have outstanding senior unsecured notes that bear interest at 7.29% payable quarterly with a carrying amount of approximately $5.7 million and $11.4 million at September 25, 2005 and September 26, 2004, respectively. The remaining principal on the senior notes is payable on May 16, 2006.

Net proceeds to the Company from the exercise of stock options by team members totaled approximately $85.8 million, $59.5 million and $52.3 million in fiscal years 2005, 2004 and 2003, respectively. Due to the accelerated vesting of stock options on September 22, 2005, the Company expects a higher rate of stock option exercises in fiscal year 2006. Net cash provided by financing activities was approximately $25.2 million, $22.9 million and $46.4 million in fiscal years 2005, 2004 and 2003, respectively. The following table shows payments due by period on contractual obligations as of September 25, 2005 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$12,850	$—	$12,850	$—
Senior notes	5,714	5,714	—	—
Capital lease obligations (including interest)	319	229	90	—
Operating lease obligations	3,488,902	122,766	729,657	2,636,479

Although the timing of any potential redemption is uncertain, the above table assumes convertible debentures, shown at accreted value as of September 25, 2005, will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of September 25, 2005 (in thousands):

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

Following is a summary of dividends declared in fiscal years 2005 and 2004 (in thousands, except per share amounts):

Date of Declaration	Dividend per Share	Date of Record	Date of Payment	Total Amount
2005
November 10, 2004	$0.19	January 7, 2005	January 17, 2005	$12,088
April 5, 2005	0.25	April 15, 2005	April 25, 2005	16,345
June 7, 2005	0.25	July 15, 2005	July 25, 2005	16,834
September 14, 2005	0.25	October 14, 2005	October 24, 2005	17,208	(1)

2004
November 12, 2003	$0.15	January 6, 2004	January 16, 2004	$9,079
March 22, 2004	0.15	April 9, 2004	April 19, 2004	9,234
June 29, 2004	0.15	July 9, 2004	July 19, 2004	9,415
September 22, 2004	0.15	October 8, 2004	October 18, 2004	9,417

(1)	Dividends accrued at September 25, 2005

On November 9, 2005, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.30 per share and a special dividend of $4.00 per share, both payable on January 23, 2006 to shareholders of record on January 13, 2006. These dividend amounts do not reflect the effect of the future two-for-one stock split announced on November 9, 2005. The Company will pay future dividends at the discretion of the Board of Directors. The Company expects to pay approximately $363 million in cash dividends to shareholders in fiscal year 2006. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On November 9, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. We expect capital expenditures to be in the range of approximately $340 million to $360 million during fiscal year 2006, of which approximately 60% will be related to new stores. The following table provides information about the Company’s stores under development:

	November 9, 2005	November 10, 2004
Stores	65	53
Average store size (gross square feet)	55,000	49,000
As a percentage of existing store average size	164%	155%
Total square footage under development	3,600,000	2,600,000
As a percentage of existing square footage	60%	50%

We will incur additional capital expenditures during fiscal year 2006 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. During the second quarter of fiscal year 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited, which owned and operated seven natural and organic food stores in London and Bristol, England, for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. During the first quarter of fiscal year 2004, we acquired certain assets of Select Fish LLC, which owned and operated a seafood processing and distribution facility located in Seattle, Washington, in exchange for approximately $3 million in cash plus the assumption of certain liabilities. Net cash used in investing activities was approximately $322.2 million, $324.3 million and $177.4 million in fiscal years 2005, 2004 and 2003, respectively. Absent any significant cash acquisition or significant change in market conditions, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Insurance and Self-Insurance Liabilities

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.1% and 94.2% of inventories in fiscal years 2005 and 2004, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $10.7 million and $11.1 million at September 25, 2005 and September 26, 2004, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost was determined using the retail method for approximately 54% and 50% of inventories in fiscal years 2005 and 2004, respectively. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 46% and 50% of inventories in fiscal years 2005 and 2004, respectively. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

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

Income Taxes

We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the IRS and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

Recent Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period. In accordance with the transition provisions of FSP 13-1, the Company elected to early adopt and retrospectively apply in these financial statements the requirement to expense rental costs incurred during a construction period. The Company’s consolidated financial statements have been adjusted to reflect the early adoption and retrospective application of the lease accounting change, which is further discussed in Note 3 to the consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and that indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and error corrections made in fiscal years beginning after the date the statement was issued. The Company is required to adopt the provisions of SFAS 154 beginning in fiscal year 2007.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payments.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS No. 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company is will adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006 using the modified prospective application. The Company is in the process of assessing the impact on the Company’s results of operations from the adoption of FAS 123R for its effect on prospective option grants. The adoption of SFAS No. 123R will require the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In addition, SFAS No. 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

The Company intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that net income dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intended to limit future earnings dilution from options while at the same time retains the broad-based stock option plan, which it believes is important to Team Member morale and to its unique corporate culture and its success.

Disclaimer on Forward Looking Statements

Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the integration of acquired stores, the impact of competition and changes in government regulation. For a discussion of these and other risks and uncertainties that may affect our business, see “Item 1A. Risk Factors.” The Company does not undertake any obligation to update forward-looking statements.

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

Interest Rate Risk

We seek to minimize the risks from interest rate fluctuations through ongoing evaluation of the composition of our investments and long-term debt. The Company holds interest-bearing instruments that are classified as cash and cash equivalents. These investments are of a short-term nature, and therefore changes in interest rates would not likely have a material impact on the valuation of these instruments or interest income. We classify our cash equivalent investments as available-for-sale and, accordingly, have recorded them at fair value on our balance sheets. We had cash equivalent investments totaling approximately $325.7 million and $184.1 million at September 25, 2005 and September 26, 2004, respectively, which earned an average interest rate of approximately 3.5% and 2.4%, respectively. At September 26, 2004, an unrealized loss of approximately $0.4 million related to cash equivalent investments was included as a component of shareholders’ equity. During fiscal year 2005, we collected all amounts outstanding on our notes receivable. The notes receivable earned interest at a fixed rate of 3.75% and had a carrying amount and fair value of approximately $13.5 million at September 26, 2004. Our senior unsecured notes have fixed interest rates, and the fair value of these instruments is affected by changes in market interest rates. The senior unsecured notes bear interest at a fixed rate of 7.29% and had an outstanding balance of approximately $5.7 million and $11.4 million at September 25, 2005 and September 26, 2004, respectively. At September 25, 2005 and September 26, 2004, the estimated fair value of the senior notes exceeded the carrying amount by approximately $0.1 million and $0.6 million, respectively. Should interest rates increase or decrease, the estimated fair value of the senior notes would decrease or increase accordingly.

Interest Rate and Market Risk

Our zero coupon subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by both changes in the market price of our stock and changes in market interest rates. During fiscal year 2005 approximately 92%, or approximately $150.1 million of the carrying amount, of the debentures were converted, at the option of the holder, into Company common stock. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and had an outstanding balance of approximately $12.9 million and $158.8 million at September 25, 2005 and September 26, 2004, respectively. At September 25, 2005 and September 26, 2004 the estimated fair value of the convertible debentures exceeded the carrying amount by approximately $21.8 million and $137.1 million, respectively. Should interest rates or the market value of our stock increase or decrease, the estimated fair value of the zero coupon subordinated debentures would decrease or increase accordingly.

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

Item 8. Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	33
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	34
Consolidated Balance Sheets at September 25, 2005 and September 26, 2004	35
Consolidated Statements of Operations for the fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003	36
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003	37
Consolidated Statements of Cash Flows for the fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003	38
Notes to Consolidated Financial Statements	39

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. (“the Company”) as of September 25, 2005 and September 26, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. as of September 25, 2005 and September 26, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 25, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in 2005 the Company changed its method of accounting for rental costs incurred during a construction period.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whole Foods Market, Inc.’s internal control over financial reporting as of September 25, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

December 7, 2005

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors

Whole Foods Market, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Whole Foods Market, Inc. maintained effective internal control over financial reporting as of September 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Whole Foods Market, Inc. maintained effective internal control over financial reporting as of September 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 25, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 25, 2005 and September 26, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 25, 2005, of Whole Foods Market, Inc. and our report dated December 7, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

December 7, 2005

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 25, 2005 and September 26, 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$308,524	$194,747
Restricted cash	36,922	26,790
Trade accounts receivable	66,682	64,972
Merchandise inventories	174,848	152,912
Prepaid expenses and other current assets	45,965	16,702
Deferred income taxes	39,588	29,974

Total current assets	672,529	486,097
Property and equipment, net of accumulated depreciation and amortization	1,054,605	873,397
Goodwill	112,476	112,186
Intangible assets, net of accumulated amortization	21,990	24,831
Deferred income taxes	22,452	4,193
Other assets	5,244	20,302

Total assets	$1,889,296	$1,521,006

	2005	2004
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$5,932	$5,973
Trade accounts payable	103,348	90,751
Accrued payroll, bonus and other benefits due team members	126,981	100,536
Dividends payable	17,208	9,361
Other current liabilities	164,914	128,329

Total current liabilities	418,383	334,950
Long-term debt, less current installments	12,932	164,770
Deferred rent liabilities	91,775	70,067
Other long-term liabilities	530	1,581

Total liabilities	523,620	571,368

Shareholders’ equity:
Common stock, no par value, 300,000 and 150,000 shares authorized, 68,009 and 62,771 shares issued, 67,954 and 62,407 shares outstanding in 2005 and 2004, respectively	874,972	535,107
Accumulated other comprehensive income	4,405	2,053
Retained earnings	486,299	412,478

Total shareholders’ equity	1,365,676	949,638

Commitments and contingencies
Total liabilities and shareholders’ equity	$1,889,296	$1,521,006

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003

	2005	2004	2003
Sales	$4,701,289	$3,864,950	$3,148,593
Cost of goods sold and occupancy costs	3,052,184	2,523,816	2,070,334

Gross profit	1,649,105	1,341,134	1,078,259
Direct store expenses	1,223,473	986,040	794,422
General and administrative expenses	158,864	119,800	100,693
Pre-opening and relocation costs	37,035	18,648	15,765

Operating income	229,733	216,646	167,379
Other income (expense):
Interest expense	(2,223)	(7,249)	(8,114)
Investment and other income	9,623	6,456	5,593

Income before income taxes	237,133	215,853	164,858
Provision for income taxes	100,782	86,341	65,943

Net income	$136,351	$129,512	$98,915

Basic earnings per share	$2.10	$2.11	$1.68

Weighted average shares outstanding	65,045	61,324	59,035

Diluted earnings per share	$1.98	$1.98	$1.58

Weighted average shares outstanding, diluted basis	69,975	67,727	65,330

Dividends declared per share	$0.94	$0.60	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 29, 2002	57,739	$341,940	$(422)	$221,140	$562,658
Net income	—	—	—	98,915	98,915
Foreign currency translation adjustments	—	—	1,798	—	1,798
Reclassification adjustments for losses included in net income	—	—	280	—	280
Change in unrealized gain (loss) on investments, net of income taxes	—	—	(32)	—	(32)

Comprehensive income	—	—	2,046	98,915	100,961
Issuance of common stock pursuant to team member stock option plans	2,263	52,270	—	—	52,270
Issuance of common stock to 401(k) plan	67	3,125	—	—	3,125
Tax benefit related to exercise of team member stock options	—	25,917	—	—	25,917
Other	1	45	—	—	45

Balances at September 28, 2003	60,070	423,297	1,624	320,055	744,976

Net income	—	—	—	129,512	129,512
Foreign currency translation adjustments	—	—	856	—	856
Reclassification adjustments for losses included in net income	—	—	88	—	88
Change in unrealized gain (loss) on investments, net of income taxes	—	—	(515)	—	(515)

Comprehensive income	—	—	429	129,512	129,941
Dividends ($0.60 per share)	—	—	—	(37,089)	(37,089)
Issuance of common stock pursuant to team member stock option plans	2,092	59,518	—	—	59,518
Issuance of common stock in connection with acquisition	239	16,375	—	—	16,375
Tax benefit related to exercise of team member stock options	—	35,583	—	—	35,583
Other	6	334	—	—	334

Balances at September 26, 2004	62,407	535,107	2,053	412,478	949,638

Net income	—	—	—	136,351	136,351
Foreign currency translation adjustments	—	—	1,893	—	1,893
Reclassification adjustments for losses included in net income	—	—	1,063	—	1,063
Change in unrealized gain (loss) on investments, net of income taxes	—	—	(604)	—	(604)

Comprehensive income	—	—	2,352	136,351	138,703
Dividends ($0.94 per share)	—	—	—	(62,530)	(62,530)
Issuance of common stock pursuant to team member stock option plans	2,521	110,293	—	—	110,293
Tax benefit related to exercise of team member stock options	—	62,643	—	—	62,643
Share-based compensation	—	19,135	—	—	19,135
Conversion of subordinated debentures	3,026	147,794	—	—	147,794

Balances at September 25, 2005	67,954	$874,972	$4,405	$486,299	$1,365,676

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$136,351	$129,512	$98,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,759	115,157	100,826
Loss on disposal of fixed assets	15,886	5,769	771
Share-based compensation	19,135	—	—
Deferred income tax expense (benefit)	(27,873)	(682)	2,530
Tax benefit related to exercise of team member stock options	62,643	35,583	25,917
Interest accretion on long-term debt	4,120	7,551	7,339
Deferred rent	16,080	11,109	7,933
Other	1,317	(1,133)	8,844
Net change in current assets and liabilities:
Trade accounts receivable	(2,027)	(19,158)	(15,209)
Merchandise inventories	(21,486)	(27,868)	(17,714)
Prepaid expenses and other current assets	(4,151)	(2,940)	(1,755)
Trade accounts payable	12,597	12,515	13,005
Accrued payroll, bonus and other benefits due team member	26,445	29,646	11,516
Other accrued expenses	38,023	35,279	38,100

Net cash provided by operating activities	410,819	330,340	281,018

Cash flows from investing activities
Development costs of new store locations	(207,792)	(156,728)	(90,568)
Other property, plant and equipment expenditures	(116,318)	(109,739)	(84,103)
Change in notes receivable	13,500	(13,500)	—
Increase in restricted cash	(10,132)	(26,790)	—
Payment for purchase of acquired entities, net of cash acquired	—	(18,873)	—
Other investing activities	(1,500)	1,332	(2,693)

Net cash used in investing activities	(322,242)	(324,298)	(177,364)

Cash flows from financing activities
Dividends paid	(54,683)	(27,728)	—
Payments on long-term debt and capital lease obligations	(5,933)	(8,864)	(5,835)
Issuance of common stock	85,816	59,518	52,270

Net cash provided by financing activities	25,200	22,926	46,435

Cash flows from discontinued operations
Net cash provided by discontinued operations	—	—	3,044

Net increase in cash and cash equivalents	113,777	28,968	153,133
Cash and cash equivalents at beginning of year	194,747	165,779	12,646

Cash and cash equivalents at end of year	$308,524	$194,747	$165,779

Supplemental disclosures of cash flow information:
Interest paid	$1,063	$2,127	$2,084
Federal and state income taxes paid	$74,706	$60,372	$16,375
Non-cash transactions:
Common stock issued in connection with acquisition	$—	$16,375	$—
Conversion of convertible debentures into common stock, net of fees	$147,794	$293	$24

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements

Fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003

(1) Description of Business

Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 25 years. We opened our first store in Texas in 1980 and, as of September 25, 2005, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 175 stores: 165 stores in 30 U.S. states and the District of Columbia; three stores in Canada; and seven stores in the United Kingdom.

(2) Summary of Significant Accounting Policies

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2005, 2004 and 2003 were 52-week years.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant majority-owned subsidiaries are consolidated on a line-by-line basis, and all significant intercompany accounts and transactions are eliminated upon consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

Restricted cash primarily relates to cash held as collateral to support projected workers’ compensation obligations.

Inventories

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.1% and 94.2% of inventories in fiscal years 2005 and 2004, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $10.7 million and $11.1 million at September 25, 2005 and September 26, 2004, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method.

Cost was determined using the retail method for approximately 54% and 50% of inventories in fiscal years 2005 and 2004, respectively. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 46% and 50% of inventories in fiscal years 2005 and 2004, respectively. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our largest supplier, United Natural Foods, Inc., accounted for approximately 22%, 20% and 18% of our total purchases in fiscal years 2005, 2004 and 2003, respectively.

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

Intangible Assets

Intangible assets include acquired leasehold rights, liquor licenses, license agreements, non-competition agreements and debt issuance costs. Indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We amortize definite-lived intangible assets on a straight-line basis over the life of the related agreement, currently one to 26 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets.

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

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable	$—	$—	$13,500	$13,530
Convertible subordinated debentures	12,850	34,635	158,791	295,923
Senior unsecured notes	5,714	5,828	11,429	12,009

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, contribution from non-retail distribution and food preparation operations, shipping and handling costs and occupancy costs. The Company receives various rebates from third party vendors in the form of quantity discounts and payments under cooperative advertising agreements. Such rebates are classified as either a reduction to cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate, and are recognized when the related merchandise is sold.

Advertising

Advertising and marketing expense for fiscal years 2005, 2004 and 2003 was approximately $20.1 million, $17.4 million and $15.4 million, respectively. These amounts are shown net of vendor allowances received for co-operative advertising of approximately $1.2 million, $1.0 million and $2.2 million in fiscal years 2005, 2004 and 2003, respectively. Advertising costs are charged to expense as incurred and are included in the “Direct store expenses” line item in the Consolidated Statements of Operations. Effective the beginning of our second quarter of fiscal year 2003, allowances received for co-operative advertising in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold.

Pre-opening and Relocation Costs

Pre-opening costs include rent expense incurred during construction of new stores and costs related to new store openings including costs associated with hiring and training personnel, smallwares, supplies and other miscellaneous costs. Rent expense is generally incurred for six months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Pre-opening costs are expensed as incurred. Relocation costs, which consist of moving costs, remaining lease payments, accelerated depreciation costs, asset impairment costs, other costs associated with replaced facilities and other related expenses, are expensed as incurred.

Income Taxes

We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the IRS and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

Share-Based Compensation

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

On September 22, 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company recognized a share-based compensation charge totaling approximately $17.4 million related to this acceleration, which was determined by measuring the intrinsic value on the date of the acceleration for all options that would have expired in the future unexercisable had the acceleration not occurred. The calculation of this charge required that management make estimates and assumptions concerning future team member turnover. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions. The Company also recognized share-based compensation totaling approximately $2.5 million for modification of terms of certain stock option grants and other compensation based on the intrinsic value of the Company’s common stock.

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

	2005	2004	2003
Expected dividend yield	0.84%	0.76%	0.00%
Risk-free interest rate	4.14%	4.72%	2.78%
Expected volatility	48.30%	49.48%	51.09%
Expected life, in years	2.10	3.30	3.72

Risk-free interest rate is based on the seven-year zero coupon treasury bill rate. Expected volatility is calculated utilizing daily historical volatility over the last seven years. Expected life is calculated in five salary level tranches based on weighted average exercise-after-vesting information over the last seven years. Had we recognized compensation costs as prescribed by SFAS No. 123, net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

	2005	2004	2003
Net income:
As reported	$136,351	$129,512	$98,915
Share-based compensation expense, net of income taxes	15,309	—	—
Pro forma fair value expense, net of income taxes	(179,616)	(23,888)	(17,675)

Pro forma net income	$(27,956)	$105,624	$81,240

Basic earnings per share:
As reported	$2.10	$2.11	$1.68
Share-based compensation expense, net of income taxes	0.24	—	—
Pro forma fair value expense, net of income taxes	(2.77)	(0.39)	(0.30)

Pro forma basic earnings per share	$(0.43)	$1.72	$1.38

Diluted earnings per share:
As reported	$1.98	$1.98	$1.58
Share-based compensation expense, net of income taxes	0.23	—	—
Pro forma fair value expense, net of income taxes	(2.62)	(0.33)	(0.25)

Pro forma diluted earnings per share	$(0.41)	$1.65	$1.33

The fiscal year 2005 pro forma fair value expense includes the impact of the September 22, 2005 accelerated vesting of stock options. Unamortized expense attributable to the unvested options of the executive team and certain team members in the United Kingdom was approximately $5.9 million as of September 25, 2005. The above pro forma results are not indicative of future results under the requirements of SFAS No. 123R, “Share-based Payments.”

Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and convertible debt.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustment and unrealized gains and losses on marketable securities, net of income taxes. Comprehensive income is reflected in the consolidated statements of shareholders’ equity and comprehensive income. At September 25, 2005, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $4.4 million. At September 26, 2004, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $2.5 million and unrealized losses on marketable securities of approximately $0.5 million.

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

Segment Information

We operate in one reportable segment, natural foods supermarkets. We currently have three stores in Canada and seven stores in the United Kingdom. All of our remaining operations are domestic.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. We use estimates when accounting for depreciation and amortization, allowance for doubtful accounts, inventory valuation, long-term investments, team member benefit plans, team member health insurance plans, workers’ compensation liabilities, share-based compensation, store closure reserves, income taxes and contingencies.

Reclassifications

Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company historically capitalized rental costs incurred during a construction period. In accordance with the transition provisions of FSP 13-1, the Company elected to early adopt and retrospectively apply in these financial statements the requirement to expense rental costs incurred during a construction period. The Company’s consolidated financial statements have been adjusted to reflect the early adoption and retrospective application of the lease accounting change, which is further discussed in Note 3 to the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and that indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and error corrections made in fiscal years beginning after the date the statement was issued. The Company is required to adopt the provisions of SFAS 154 beginning in fiscal year 2007.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payments.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS No. 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company will adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006 using the modified prospective application. The Company is in the process of assessing the impact on the Company’s results of operations from the adoption of FAS 123R for its effect on prospective option grants. The adoption of SFAS No. 123R will require the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In addition, SFAS No. 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. The Company intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that net income dilution from equity-based compensation expense in future years would not exceed 10%.

(3) Lease Accounting Change

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. The Company historically capitalized rental costs incurred during a construction period. In accordance with the transition provisions of FSP No. FAS 13-1, the Company elected to early adopt and retrospectively apply in these financial statements the requirement to expense rental costs incurred during a construction period.

The Company has early adopted and applied the provisions of FSP No. FAS 13-1 to its consolidated balance sheet as of September 25, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the fiscal year ended September 25, 2005. The primary pre-tax effects of early adoption of FSP No. FAS 13-1 on the Company’s financial statements for fiscal year 2005 were an increase in pre-opening and relocation costs and corresponding decrease in property and equipment totaling approximately $11.2 million for rent costs during construction periods capitalized during the year, and a decrease in direct store expenses and corresponding increase in net property and equipment totaling approximately $2.3 million for a reduction in depreciation resulting primarily from the retrospective adjustment to expense rent costs during construction periods that historically were capitalized.

Additionally, the Company has retrospectively applied the provisions of FSP No. FAS 13-1 to its consolidated balance sheet as of September 26, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for fiscal years 2003 and 2004. The cumulative effect of this accounting change is a reduction to retained earnings of $14.9 million as of the beginning of fiscal year 2003 and incremental decreases to retained earnings of $0.9 million and $3.1 million for the fiscal years 2003 and 2004, respectively.

Following is a summary of the effects of this accounting change on the consolidated balance sheet as of September 26, 2004 (in thousands):

September 26, 2004	Amount Previously Reported	Adjustments	Adjusted Amount
Current deferred income tax asset	$29,449	$525	$29,974
Total current assets	485,572	525	486,097
Property and equipment, net	904,825	(31,428)	873,397
Long-term deferred income tax asset	—	4,193	4,193
Total assets	1,547,716	(26,710)	1,521,006
Long-term deferred income tax liability	7,693	(7,693)	—
Total liabilities	579,061	(7,693)	571,368
Retained earnings	431,495	(19,017)	412,478
Total shareholders’ equity	968,655	(19,017)	949,638
Total liabilities and shareholders’ equity	$1,547,716	$(26,710)	$1,521,006

Following is a summary of the effects of this accounting change on the consolidated statements of operations for fiscal years ended 2004 and 2003 (in thousands, except per share amounts):

Fiscal year ended September 26, 2004	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$987,997	$(1,957)	$986,040
Pre-opening and relocation costs	11,449	7,199	18,648
Operating income	221,888	(5,242)	216,646
Income before income taxes	221,095	(5,242)	215,853
Provision for income taxes	88,438	(2,097)	86,341
Net income	$132,657	$(3,145)	$129,512
Basic earnings per share	$2.16	$(0.05)	$2.11
Diluted earnings per share	$2.03	$(0.05)	$1.98

Fiscal year ended September 28, 2003	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$796,121	$(1,699)	$794,422
Pre-opening and relocation costs	12,494	3,271	15,765
Operating income	168,951	(1,572)	167,379
Income before income taxes	166,430	(1,572)	164,858
Provision for income taxes	66,571	(628)	65,943
Net income	$99,859	$(944)	$98,915
Basic earnings per share	$1.69	$(0.01)	$1.68
Diluted earnings per share	$1.60	$(0.02)	$1.58

Following is a summary of the effects of this accounting change on the consolidated statements of shareholders’ equity and comprehensive income as of September 29, 2002 (in thousands):

September 29, 2002	Amount Previously Reported	Adjustments	Adjusted Amount
Retained earnings	$236,068	$(14,928)	$221,140

Following is a summary of the effects of this accounting change on the consolidated statements of cash flows for fiscal years 2004 and 2003(in thousands):

Fiscal year ended September 26, 2004	Amount Previously Reported	Adjustments	Adjusted Amount
Net cash provided by operating activities	$337,540	$(7,200)	$330,340
Net cash used in investing activities	$(331,498)	$7,200	$(324,298)

Fiscal year ended September 28, 2003	Amount Previously Reported	Adjustments	Adjusted Amount
Net cash provided by operating activities	$284,289	$(3,271)	$281,018
Net cash used in investing activities	$(180,635)	$3,271	$(177,364)

(4) Natural Disaster Costs

The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses totaling approximately $16.5 million for related estimated net losses. The main components of the $16.5 million expense were estimated impaired assets totaling approximately $12.2 million, estimated inventory losses totaling approximately $2.5 million, salaries and relocation allowances for displaced Team Members and other costs totaling approximately $3.4 million, and a $1 million special donation from the Company to the American Red Cross, net of accrued estimated insurance proceeds totaling approximately $2.6 million. Approximately $13.4 million of net natural disaster costs is included in “Direct store expenses” in the accompanying Consolidated Statements of Operations, approximately $1.0 million is included in “General and administrative expenses,” and approximately $2.1 million is included in “Cost of goods sold and occupancy costs.” Future determinations regarding asset losses and insurance recoveries could cause actual net losses to differ from these estimates.

(5) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2005	2004
Land	$34,396	$17,485
Buildings and leasehold improvements	784,000	644,675
Fixtures and equipment	692,403	608,934
Construction in progress and equipment not yet in service	133,061	103,698

	1,643,860	1,374,792
Less accumulated depreciation and amortization	589,255	501,395

	$1,054,605	$873,397

Depreciation and amortization expense related to property and equipment totaled approximately $129.8 million, $111.2 million and $97.0 million for fiscal years 2005, 2004 and 2003, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $5.9 million and $1.9 million at September 25, 2005 and September 26, 2004, respectively. Property and equipment includes approximately $3.0 million, $2.1 million and $1.4 million of interest capitalized during fiscal years 2005, 2004 and 2003, respectively. Development costs of new store locations totaled approximately $207.8 million, $156.7 million and $90.6 million in fiscal years 2005, 2004 and 2003, respectively. As of November 9, 2005, we had signed leases for 65 stores under development.

(6) Business Combinations

Fresh & Wild Holdings Limited

On January 31, 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited (“Fresh & Wild”) for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 238,735 shares. The acquisition of Fresh & Wild, which owned and operated seven natural and organic food stores in London and Bristol, England, provided a platform for expansion of the Whole Foods Market brand in the United Kingdom. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $30.7 million have been recorded as goodwill. The Company also agreed to an additional purchase price consideration contingent on the market price of Company common stock at January 31, 2006. If the market price of Company stock at January 31, 2006 is less than the market price at acquisition of $68.59 per share, those sellers who received and continuously hold Company common stock through January 31, 2006 are eligible to receive an amount, in stock, cash or any combination thereof, equal to the deficit multiplied by the number of shares continuously held. Fresh & Wild results of operations are included in our consolidated income statements for the period beginning February 1, 2004 through September 26, 2004 and all subsequent periods. John Mackey and Walter Robb, executive officers of the Company, each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, in consideration for their ownership interest.

Select Fish LLC

On October 27, 2003, we acquired certain assets of Select Fish LLC (“Select Fish”) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. All assets acquired relate to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.2 million have been recorded as goodwill. Select Fish results of operations are included in our consolidated statements of operations for the period beginning October 27, 2003 through September 26, 2004 and all subsequent periods.

(7) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. We acquired goodwill totaling approximately $32.0 million in connection with the acquisition of Select Fish and Fresh and Wild during fiscal year 2004. We acquired indefinite-lived intangible assets totaling approximately $0.7 million during fiscal year 2005 consisting primarily of liquor licenses. There was no impairment of goodwill or indefinite-lived intangible assets during fiscal years 2005, 2004 or 2003.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $1.5 million and $0.6 million during fiscal years 2005 and 2004, respectively, consisting primarily of acquired leasehold rights. Amortization associated with intangible assets totaled approximately $2.8 million and $3.0 million during fiscal years 2005 and 2004, respectively. The components of intangible assets were as follows (in thousands):

	2005		2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Indefinite-lived contract-based	$723	$—	$—	$—
Definite-lived contract-based	32,597	(11,827)	36,088	(12,467)
Definite-lived marketing-related and other	2,921	(2,425)	3,599	(2,389)

Amortization associated with the net carrying amount of intangible assets is estimated to be $2.3 million in fiscal year 2006, $1.6 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009 and $1.4 million in fiscal year 2010.

(8) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

	2005	2004
Obligations under capital lease agreements for equipment, due in monthly installments through 2009	$300	$523
Senior unsecured notes	5,714	11,429
Convertible debentures, including accreted interest	12,850	158,791

Total Long-term debt	18,864	170,743
Less current installments	5,932	5,973

Long-term debt, less current installments	$12,932	$164,770

On October 1, 2004, we amended our credit facility to extend the maturity of our $100 million revolving line of credit to October 1, 2009. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness as defined in the agreement. At September 25,

2005 and September 26, 2004, we were in compliance with the applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either a defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.15% of the undrawn amount are payable under this agreement. At September 25, 2005 and September 26, 2004 no amounts were drawn under the agreement. The amounts available to the Company under the agreement were effectively reduced to $88.4 million and $96.5 million by outstanding letters of credit totaling approximately $11.6 million and $3.5 million at September 25, 2005 and September 26, 2004, respectively. On November 7, 2005, we amended our credit facility to delete redemption, dividends and distributions negative covenants to allow for the special dividend.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $12.9 million and $158.8 million at September 25, 2005 and September 26, 2004, respectively. The debentures have an effective yield to maturity of 5 percent and a scheduled maturity date of March 2, 2018. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The debentures have a conversion rate of 10.640 shares of Company common stock per $1,000 principal amount at maturity, or approximately 253,000 shares and 3,279,000 shares at September 25, 2005 and September 26, 2004, respectively. Approximately $150.1 million and $0.3 million of the carrying amount of the debentures was voluntarily converted by holders to shares of Company common stock during fiscal years 2005 and 2004, respectively.

We also have outstanding senior unsecured notes that bear interest at 7.29% payable quarterly with a carrying amount of approximately $5.7 million and $11.4 million at September 25, 2005 and September 26, 2004, respectively. The remaining principal on the senior notes is payable on May 16, 2006.

(9) Leases

The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2005 to 2032. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2005, 2004 and 2003 totaled approximately $124.8 million, $99.9 million and $83.5 million, respectively. Minimum rental commitments required by all non-cancelable leases are approximately as follows (in thousands):

	Capital	Operating
2006	$229	$122,766
2007	57	170,984
2008	21	188,428
2009	9	186,202
2010	3	184,043
Future fiscal years	—	2,636,479

	319	$3,488,902

Less amounts representing interest	19

Net present value of capital lease obligations	300
Less current installments	218

Long-term capital lease obligations, less current installments	$82

During fiscal years 2005, 2004 and 2003, we paid contingent rentals totaling approximately $7.6 million, $4.8 million and $4.2 million, respectively. No asset retirement obligations have been incurred associated with operating leases. Sublease rental income totaled approximately $1.3 million, $1.4 million and $1.2 million during fiscal years 2005, 2004 and 2003, respectively. John Mackey and Glenda Flanagan Chamberlain, executive officers of the Company, own approximately 51% and 2%, respectively, of BookPeople, Inc., a retailer of books and periodicals that is unaffiliated with the Company, which leases retail space in Austin, Texas from the Company. The lease provides for an aggregate annual minimum rent of approximately $0.4 million which the Company received in rental income in fiscal years 2005, 2004 and 2003.

(10) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2005	2004	2003
Current federal income tax	$106,087	$70,750	$51,682
Current state income tax	22,568	16,272	11,732

Total current tax	128,655	87,022	63,414

Deferred federal income tax	(22,462)	284	2,851
Deferred state income tax	(5,411)	(965)	(322)

Total deferred tax	(27,873)	(681)	2,529

Total income tax expense	$100,782	$86,341	$65,943

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2005	2004	2003
Federal tax based on statutory rates	$82,997	$75,548	$57,700
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	1,639	2,310	929
Share- based compensation	3,310	—	—
Deductible state income taxes	(6,005)	(5,357)	(3,994)
Other, net	1,684	(1,467)	(102)

Total federal taxes	83,625	71,034	54,533
State income taxes	17,157	15,307	11,410

Total income tax expense	$100,782	$86,341	$65,943

Current income taxes payable as of September 25, 2005 and September 26, 2004 totaled approximately $5.2 million and $13.6 million, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2005	2004
Deferred tax assets:
Compensation- related costs	$34,009	$23,810
Insurance- related costs	14,380	5,223
Inventories	2,879	2,549
Lease and other termination accruals	359	1,056
Rent differential	31,434	28,063
Net domestic and international operating loss carryforwards	16,606	20,012
Capital loss carryforwards	7,231	7,231
Other	—	878

Gross deferred tax assets	106,898	88,822
Valuation allowance	(17,364)	(15,725)

	89,534	73,097

Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(24,673)	(37,358)
Capitalized costs expensed for tax purposes	(1,841)	(1,572)
Other	(980)	—

	(27,494)	(38,930)

Net deferred tax asset	$62,040	$34,167

Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows:

	2005	2004
Current assets	$39,588	$29,974
Noncurrent assets	22,452	4,193

Net deferred tax asset	$62,040	$34,167

The Company’s effective tax rate for the fourth quarter and fiscal year 2005 was higher than its historical rate primarily due to the non- deductible portion of the expense recognized for the accelerated vesting of stock options. We have provided a valuation allowance of approximately $17.4 million for deferred tax assets associated with international operating loss carrryforwards and capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by approximately $1.6 million in fiscal year 2005 primarily due to current international loss carryforwards. As of September 25, 2005 we had domestic net operating loss carryforwards totaling approximately $18.5 million which will begin to expire in 2019, and international operating loss carryforwards totaling approximately $31 million, of which $13.6 million will begin to expire in 2008 and $17.5 million that have an indefinite life. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

(11) Investments

We had short-term cash equivalent investments totaling approximately $325.7 million and $184.1 million at September 25, 2005 and September 26, 2004, respectively. At September 26, 2004, an unrealized loss of approximately $0.4 million related to cash equivalent investments was included as a component of shareholders’ equity.

During fiscal year 2004, we sold all of our investments in Gaiam, Inc for approximately $1.8 million, resulting in a loss of approximately $0.5 million. Our investments in Gaiam, Inc., a public company, consisted of 80,000 unrestricted common shares, which were classified as available-for-sale securities and 250,000 restricted common shares, for which we accounted using the cost method.

(12) Discontinued Operations

In November 2000, the Company adopted a formal plan to sell the NatureSmart business of manufacturing and direct marketing of nutritional supplements. Accordingly, the NatureSmart business was accounted for and presented as discontinued operations in the consolidated financial statements. During fiscal year 2003, we completed the sale of an undeveloped property in Westminster, Colorado that was associated with discontinued operations for approximately $3.0 million in cash. At September 25, 2005, all activities associated with discontinued operations have been completed.

(13) Shareholders’ Equity

Dividends

The Company’s Board of Directors approved the following dividends during fiscal years 2005 and 2004 (in thousands, except per share amounts):

Date of Declaration	Dividend per Share	Date of Record	Date of Payment	Total Amount
2005
November 10, 2004	$0.19	January 7, 2005	January 17, 2005	$12,088
April 5, 2005	0.25	April 15, 2005	April 25, 2005	16,345
June 7, 2005	0.25	July 15, 2005	July 25, 2005	16,834
September 14, 2005	0.25	October 14, 2005	October 24, 2005	17,208	(1)

2004
November 12, 2003	$0.15	January 6, 2004	January 16, 2004	$9,079
March 22, 2004	0.15	April 9, 2004	April 19, 2004	9,234
June 29, 2004	0.15	July 9, 2004	July 19, 2004	9,415
September 22, 2004	0.15	October 8, 2004	October 18, 2004	9,417

(1)	Dividends accrued at September 25, 2005

On November 9, 2005, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.30 per share and a special dividend of $4.00 per share, both payable on January 23, 2006 to shareholders of record on January 13, 2006. These dividend amounts do not reflect the effect of the future two- for- one stock split announced on November 9, 2005. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

On November 9, 2005, the Company’s Board of Directors approved a two- for- one stock split to be distributed on December 27, 2005 to shareholders of record at the close of business on December 12, 2005. The stock split will be effected in the form of a stock dividend. Shareholders will receive one additional share of Whole Foods Market common stock for each share owned. All shares reserved for issuance pursuant to the Company’s stock option and stock purchase plans will be automatically increased by the same proportion. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares will be adjusted proportionately. Dividends announced on November 9, 2005 will also be adjusted proportionally. No adjustments have been made to share and per share amounts in the accompanying financial statements and applicable disclosures for the effects of this future stock split.

Treasury Stock

On November 9, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. At September 25, 2005 and September 26, 2004, we had no shares of Company common stock in treasury.

Shareholders’ Rights Plan

In October 1999, the Company’s Board of Directors approved a Shareholders’ Rights Plan (“Rights Plan”) which was intended to protect shareholders’ rights in the event of an unsolicited takeover attempt. On December 15, 2004, the Company’s Board of Directors approved an amendment to our Rights Plan, accelerating the final expiration date of the outstanding rights under the Rights Plan from September 22, 2009 to December 15, 2004. As a result of this amendment, our outstanding Rights expired and the Rights Plan pursuant to which Rights were issued was effectively terminated on December 15, 2004.

(14) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of common shares deemed outstanding from the assumed exercise of stock options and the assumed conversion of zero coupon convertible subordinated debentures. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	2005	2004	2003
Net income (numerator for basic earnings per share)	$136,351	$129,512	$98,915
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	2,539	4,697	4,481

Adjusted net income (numerator for diluted earnings per share)	$138,890	$134,209	$103,396

Weighted average common shares outstanding (denominator for basic earnings per share)	65,045	61,324	59,035
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	1,707	3,281	3,285
Assumed exercise of stock options	3,223	3,122	3,010

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	69,975	67,727	65,330

Basic earnings per share	$2.10	$2.11	$1.68

Diluted earnings per share	$1.98	$1.98	$1.58

The computation of diluted earnings per share does not include options to purchase approximately 79,000 shares, 3,000 shares and 1.2 million shares of common stock at the end of fiscal years 2005, 2004 and 2003, respectively, due to their antidilutive effect.

(15) Team Member Benefit Plans

Team Member Stock Option Plans

Our Company grants options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four- year period beginning one year from date of grant. Certain options granted during fiscal year 2005 were granted fully vested. Options granted in fiscal years 2005, 2004 and 2003 expire seven years from date of grant. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company’s previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. At September 25, 2005, September 26, 2004 and September 28, 2003, approximately 3.9 million, 5.6 million and 2.2 million shares of our common stock, respectively, were available for future option grants. The following table summarizes option activity (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at September 29, 2002	8,284	$27.04
Options granted	2,188	55.60
Options exercised	(2,230)	22.62
Options canceled	(378)	27.79

Balance at September 28, 2003	7,864	$35.06
Options granted	2,620	79.08
Options exercised	(2,077)	28.25
Options canceled	(337)	47.80

Balance at September 26, 2004	8,070	$51.38
Options granted	6,056	119.63
Options exercised	(2,498)	43.27
Options canceled	(355)	74.65

Balance at September 25, 2005	11,273	$89.15

On September 22, 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company recognized a share- based compensation charge of approximately $17.4 million related to this acceleration, of which approximately $10.1 million is included in “Direct store expenses” in the accompanying Consolidated Statements of Operations, approximately $6.1 million is included in “General and administrative expenses,” and approximately $1.2 million is included in “Cost of goods sold and occupancy costs.” This charge was determined by measuring the intrinsic value on the date of the acceleration for all options that would have expired in the future unexercisable had the acceleration not occurred. The calculation of this charge required that management make estimates and assumptions concerning future team member terminations. Adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions. The Company also recognized share- based compensation totaling approximately $2.5 million for modification of terms of certain stock option grants and other compensation based on the intrinsic value of the Company’s common stock, which is included in “General and administrative expenses.”

A summary of options outstanding and exercisable at September 25, 2005 follows (share amounts in thousands):

Range of Exercise Prices		Number Outstanding	Options Outstanding		Options Exercisable
From	To		Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.51	$53.00	2,064	2.61	$31.71	2,053	$31.63
55.64	76.61	1,278	4.53	55.84	1,249	55.81
79.22	79.22	2,026	5.61	79.22	1,999	79.22
82.09	108.34	3,070	6.58	107.35	2,959	107.80
109.51	133.61	2,835	6.96	133.36	2,784	133.49

Total		11,273	5.54	$89.15	11,044	$89.16

At September 26, 2004 and September 28, 2003, approximately 2.7 million and 2.8 million outstanding options, respectively, were exercisable. The weighted average exercise price for outstanding exercisable options was $30.18 and $24.85 at September 26, 2004 and September 28, 2003, respectively. The weighted average estimated fair values at grant date of team member stock options granted during fiscal years 2005, 2004 and 2003 were $30.37, $29.37 and $22.43, respectively.

Team Member Stock Purchase Plan

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. We issued approximately 20,000, 16,000 and 14,000 shares under this plan in fiscal years 2005, 2004 and 2003, respectively.

Team Member 401(k) Plan

Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 service hours in one year. In fiscal year 2005, the Company made a matching contribution to the plan of approximately $2.3 million in cash. The Company did not make a matching contribution to the plan in fiscal year 2004. In fiscal year 2003, the Company made a matching contribution to the plan of approximately $3.1 million made in newly issued Company common stock totaling approximately 67,000 shares.

(16) Quarterly Results (unaudited)

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

The Company accelerated the vesting of all outstanding stock options on September 22, 2005 in order to prevent past option grants from having an impact on future results. The Company incurred a share-based compensation charge totaling approximately $18.2 million in the fourth quarter of fiscal year 2005, primarily a non-cash charge related to this accelerated vesting of options. The Company’s effective tax rate for the fourth quarter and fiscal year 2005 was higher than its historical rate primarily due to the non-deductible portion of the expense recognized for the accelerated vesting of stock options.

The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses totaling approximately $16.5 million for related estimated net losses.

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 25, 2005 and September 26, 2004 (in thousands except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2005
Sales	$1,368,328	$1,085,158	$1,132,736	$1,115,067
Cost of goods sold and occupancy costs	895,486	697,686	733,931	725,081

Gross profit	472,842	387,472	398,805	389,986
Direct store expenses	348,380	276,313	285,804	312,976
General and administrative expenses	40,401	34,773	39,618	44,072
Pre-opening and relocation costs	6,599	10,265	8,777	11,394

Operating income	77,462	66,121	64,606	21,544
Other income (expense)
Interest expense	(1,708)	(342)	(163)	(10)
Investment and other income	1,194	2,113	2,868	3,448

Income before income taxes	76,948	67,892	67,311	24,982
Provision for income taxes	30,778	27,158	26,924	15,922

Net income	$46,170	$40,734	$40,387	$9,060

Basic earnings per share	$0.74	$0.63	$0.61	$0.13

Diluted earnings per share	$0.69	$0.59	$0.58	$0.13

Dividends declared per share	$0.19	$0.25	$0.25	$0.25

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2004
Sales	$1,118,148	$902,141	$917,355	$927,306
Cost of goods sold and occupancy costs	733,721	582,597	600,961	606,537

Gross profit	384,427	319,544	316,394	320,769
Direct store expenses	282,596	229,995	232,649	240,800
General and administrative expenses	35,869	28,783	27,551	27,597
Pre-opening and relocation costs	4,073	4,040	4,966	5,569

Operating income	61,889	56,726	51,228	46,803
Other income (expense)
Interest expense	(2,478)	(1,859)	(1,319)	(1,593)
Investment and other income	1,464	1,503	1,782	1,707

Income before income taxes	60,875	56,370	51,691	46,917
Provision for income taxes	24,350	22,548	20,676	18,767

Net income	$36,525	$33,822	$31,015	$28,150

Basic earnings per share	$0.61	$0.55	$0.50	$0.45

Diluted earnings per share	$0.57	$0.52	$0.47	$0.43

Dividends declared per share	$0.15	$0.15	$0.15	$0.15

As discussed in Note 3, the Company early adopted and retrospectively applied a lease accounting change in accordance with the provisions of FSP No. FAS 13-1 to expense rental costs incurred during a construction period. Following is a summary of the effects of this accounting change on previously reported quarterly amounts to reconcile to adjusted quarterly amounts reported above (in thousands, except per share amounts):

Third quarter, fiscal year 2005	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$286,343	$(539)	$285,804
Pre-opening and relocation costs	6,022	2,755	8,777
Operating income	66,822	(2,216)	64,606
Income before income taxes	69,527	(2,216)	67,311
Provision for income taxes	27,811	(887)	26,924
Net income	$41,716	$(1,329)	$40,387
Basic earnings per share	$0.63	$(0.02)	$0.61
Diluted earnings per share	$0.60	$(0.02)	$0.58

Second quarter, fiscal year 2005	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$276,834	$(521)	$276,313
Pre-opening and relocation costs	7,581	2,684	10,265
Operating income	68,284	(2,163)	66,121
Income before income taxes	70,055	(2,163)	67,892
Provision for income taxes	28,023	(865)	27,158
Net income	$42,032	$(1,298)	$40,734
Basic earnings per share	$0.65	$(0.02)	$0.63
Diluted earnings per share	$0.61	$(0.02)	$0.59

First quarter, fiscal year 2005	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$349,044	$(664)	$348,380
Pre-opening and relocation costs	3,133	3,466	6,599
Operating income	80,264	(2,802)	77,462
Income before income taxes	79,750	(2,802)	76,948
Provision for income taxes	31,899	(1,121)	30,778
Net income	$47,851	$(1,681)	$46,170
Basic earnings per share	$0.76	$(0.02)	$0.74
Diluted earnings per share	$0.71	$(0.02)	$0.69

Fourth quarter, fiscal year 2004	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$241,280	$(480)	$240,800
Pre-opening and relocation costs	3,669	1,900	5,569
Operating income	48,223	(1,420)	46,803
Income before income taxes	48,337	(1,420)	46,917
Provision for income taxes	19,335	(568)	18,767
Net income	$29,002	$(852)	$28,150
Basic earnings per share	$0.47	$(0.02)	$0.45
Diluted earnings per share	$0.44	$(0.01)	$0.43

Third quarter, fiscal year 2004	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$233,111	$(462)	$232,649
Pre-opening and relocation costs	3,258	1,708	4,966
Operating income	52,474	(1,246)	51,228
Income before income taxes	52,937	(1,246)	51,691
Provision for income taxes	21,174	(498)	20,676
Net income	$31,763	$(748)	$31,015
Basic earnings per share	$0.51	$(0.01)	$0.50
Diluted earnings per share	$0.48	$(0.01)	$0.47

Second quarter, fiscal year 2004	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$230,441	$(446)	$229,995
Pre-opening and relocation costs	2,605	1,435	4,040
Operating income	57,715	(989)	56,726
Income before income taxes	57,359	(989)	56,370
Provision for income taxes	22,944	(396)	22,548
Net income	$34,415	$(593)	$33,822
Basic earnings per share	$0.56	$(0.01)	$0.55
Diluted earnings per share	$0.53	$(0.01)	$0.52

First quarter, fiscal year 2004	Amount Previously Reported	Adjustments	Adjusted Amount
Direct store expenses	$283,165	$(569)	$282,596
Pre-opening and relocation costs	1,917	2,156	4,073
Operating income	63,476	(1,587)	61,889
Income before income taxes	62,462	(1,587)	60,875
Provision for income taxes	24,985	(635)	24,350
Net income	$37,477	$(952)	$36,525
Basic earnings per share	$0.62	$(0.01)	$0.61
Diluted earnings per share	$0.58	$(0.01)	$0.57

(17) Commitments and Contingencies

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

From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business which have not resulted in any material losses to date. Although not currently anticipated by management, our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 25, 2005.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of internal control over financial reporting and also independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report which is included in Part II, Item 8 of this Report on Form 10-K.

Limitations on the Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that failures can occur because of simple error or mistake.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 6, 2006 to be filed with the Commission pursuant to Regulation 14A.

The Company has adopted a Code of Conduct and Ethics for Team Members and Directors pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Conduct and Ethics is publicly available on our Company website at http://www.wholefoodsmarket.com/investor/codeofconduct.pdf. The information contained on our Web site is not incorporated by reference into this Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item about our Company’s securities authorized for issuance under equity compensation plans as of September 25, 2005 is included in Part I, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K. All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules: No schedules are required.
(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below

(b)	Exhibits

3.1	Restated Articles of Incorporation of the Registrant, as amended (8)
3.2	By-laws of the Registrant adopted May 23, 1995, as amended (7)
4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (3)
4.2	Indentures between the Company and Chase Bank of Texas, National Association, as Trustee (3)
4.3	Shareholder Rights Agreement, dated September 22, 1999, between the Registrant, Whole Foods Market, Inc. and Securities Transfer Corporation (5)
10.1	1993 Team Member Stock Ownership Plan (1)
10.2	Form of Retention Agreement between the executive officers of the Registrant and the Registrant (2)
10.3	Form of amendment to Retention Agreement (1)
10.4	Third Amended and Restated Credit Agreement, dated October 1, 2004, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank, Wells Fargo Bank, National Association, Wachovia Bank, National Association, and Fleet National Bank, Standard Federal Bank, National Association, US Bank, National Association (6)
10.5	1992 Stock Option Plan for Team Members, as amended (1)
10.6	1992 Stock Option Plan for Outside Directors (1)
10.7	1993 Team Member Stock Purchase Plan (1)
10.8	Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (4)
12.1	Computation of Ratio of Earnings to Fixed Charges (9)
21.1	Subsidiaries of the Registrant (9)
23.1	Consent of Ernst & Young LLP (9)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) (9)
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) (9)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (9)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (9)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(3)	Filed as an exhibit to Registration Statement on Form S-3 filed April 30, 1998 (No. 333-51419) and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 10-Q for period ended January 16, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed September 28, 1999 (No. 033-44214) and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 8-K filed October 10, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 8-K filed March 21, 2005 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-K for the year ended September 28, 2003 filed December 23, 2003 and incorporated herein by reference.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 8, 2005	By:	/s/ Glenda Flanagan Chamberlain
Glenda Flanagan Chamberlain
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 8, 2005.

Name	Title
/s/ John P. Mackey John P. Mackey	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Glenda Flanagan Chamberlain Glenda Flanagan Chamberlain	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David W. Dupree David W. Dupree	Director

/s/ Dr. John B. Elstrott Dr. John B. Elstrott	Director

/s/ Gabrielle E. Greene Gabrielle E. Greene	Director

/s/ Shahid M. Hassan Shahid M. Hassan	Director

/s/ Linda A. Mason Linda A. Mason	Director

/s/ Morris J. Siegel Morris J. Siegel	Director

/s/ Dr. Ralph Z. Sorenson Dr. Ralph Z. Sorenson	Director