Form 10-K/A
period 2005-09-25
WHOLE FOODS MARKET INC
filed 2006-01-11
CIK 865436

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

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 8, 2005 was $6,750,523,451.

The number of shares of the registrant’s common stock, no par value, outstanding as of November 20, 2005 was 68,839,328.

EXPLANATORY NOTE

On December 8, 2005, we filed the Annual Report on Form 10-K for Whole Foods Market, Inc. (the “Company”) for the fiscal year ended September 25, 2005. The information required by Part III of such report was not set forth therein and was to be incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 2006. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to include the information that was previously intended to have been so incorporated by reference. As a result, this Amendment No. 1 to the Annual Report on Form 10-K/A may contain forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 1 to the Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date.

We completed a two for one stock split of our common stock on December 27, 2005. However, none of the share or per share information set forth in this Amendment No. 1 to the Annual Report on Form 10-K/A has been restated to give effect to such stock split, as the original filing (to which this amendment relates) predated the effectiveness of the stock split.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of the Annual Report on Form 10-K, filed on December 8, 2005 under the caption “Executive Officers of the Registrant.”

Directors of the Registrant

The following table sets forth the age and current committee assignments of each of the directors:

Name	Age	Committees
David W. Dupree***	52	Audit, Nominating and Governance (Chair)
Dr John B. Elstrott**	57	Audit, Compensation, Nominating and Governance
Gabrielle E. Greene	45	Audit (Chair), Compensation
Hass Hassan	58	Compensation
John P. Mackey*	52	None
Linda A. Mason	51	Nominating and Governance
Morris J. Siegel	56	Audit, Compensation
Dr. Ralph Z. Sorenson	72	Nominating and Governance, Compensation (Chair)

*	Chair
**	Lead Director
***	Mergers and Acquisitions Director

David W. Dupree has served as director of the Company since August 1996. Since 1999, Mr. Dupree has been a Managing Director of The Halifax Group, a limited partnership founded to pursue small and mid-cap investment opportunities. Mr. Dupree also serves on the board of Insight Health Services Corp.

Dr. John B. Elstrott has served as a director of the Company since February 1995. Dr. Elstrott is a Clinical Professor of Entrepreneurship and the founding director of the Levy-Rosenblum Institute for Entrepreneurship at Tulane University’s Freeman School of Business, which was started in 1991. He has been on the faculty at Tulane since 1982. Mr. Elstrott also serves on the board of Spectrum Organic Products, Inc.

Gabrielle E. Greene has served as director of the Company since September 2003. Since January 2002, Ms. Greene has served as Chief Financial Officer of the Villanueva Companies, a private holding company with diverse investment interests. From August 2000 until January 2002, Ms. Greene served as CFO of Crown Services, a construction services company.

Hass Hassan has served as director of the Company since June 2005. Mr. Hassan is a General Partner of Greenmont Capital, an investment firm. Mr. Hassan founded Fresh & Wild, Ltd., an organic food retailer in the United Kingdom. Mr. Hassan served as President and Executive Chairman of Fresh & Wild from 1999 until 2004 when the company was acquired by Whole Foods Market.

John P. Mackey, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980. Mr. Mackey also served as President from June 2001 to October 2004.

Linda A. Mason has served as a director of the Company since March 2002. Ms. Mason is co-founder and Chairman of the Board of Bright Horizons Family Solutions, the world’s leading provider of employer sponsored child care, early education and work/life solutions. Ms. Mason served as President of Bright Horizons from 1986 until becoming Chairman in July 1998. Ms. Mason previously served as a director of the Company from July 1992 until January 2000 when she resigned due to other business commitments.

Morris J. Siegel has served as director of the Company since September 2003. Mr. Siegel is currently self-employed, operating Capitol Peaks, an investment firm. Mr. Siegel was the co-founder of Celestial Seasonings, Inc. serving as Chairman and CEO from 1970 until 2002. Celestial Seasonings merged with The Hain Food Group forming The Hain Celestial Group of which Mr. Siegel served as Vice Chairman from 2000 until retiring in 2002. Mr. Siegel also serves on the board of CNS Pharmaceutical Company.

Dr. Ralph Z. Sorenson has served as a director of the Company since December 1994. Dr. Sorenson is Managing Partner of the Sorenson Limited Partnership, a venture investment partnership. Dr. Sorenson is President Emeritus of Babson College and Professor Emeritus and former Dean of the University of Colorado College of Business Administration. Dr. Sorenson also serves as a director of Eaton Vance Corp.

The Board of Directors has determined that all Audit Committee members are “Audit Committee financial experts” under the regulations promulgated by the SEC.

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

Item 11. Executive Compensation.

Summary of Executive Compensation

The following table includes information concerning compensation for the three-year period ended September 25, 2005 in reference to the six members of the Executive Team, which includes required disclosure related to our CEO and the four most highly compensated executive officers of the Company.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Other Compensation (2)	Stock Options Granted
John P. Mackey Chairman of the Board and Chief Executive Officer	2005 2004 2003	$356,000 342,000 326,000	$126,000 118,000 114,000	$460,000 — —	17,000 13,750 8,000

Glenda Flanagan Chamberlain Executive Vice President and Chief Financial Officer	2005 2004 2003	299,000 277,000 264,000	170,000 128,000 94,000	— — —	17,000 11,500 8,000

A. C. Gallo Co-President and Chief Operating Officer	2005 2004 2003	314,000 296,000 282,000	176,000 88,000 104,000	— — —	17,000 13,000 8,000

Walter Robb Co-President and Chief Operating Officer	2005 2004 2003	314,000 296,000 282,000	155,000 163,000 85,000	— — —	17,000 13,650 8,000

James P. Sud Executive Vice President of Growth And Business Development	2005 2004 2003	299,000 277,000 264,000	147,000 128,000 94,000	— — —	17,000 11,500 8,000

Lee Valkenaar Executive Vice President of Global Support	2005 2004 2003	299,000 268,000 255,000	128,000 97,000 106,000	— — —	17,000 19,250 6,000

(1)

Salary amounts shown above reflect the annual rate of pay for the officer and the calendar year shown; salary amounts actually received by named officers may be less than amounts shown due to officers electing to take time-off without pay. Bonus amounts shown above reflect the sum of the bonus earned for the fiscal year shown less any amounts which would cause cash compensation to exceed the salary cap. Additionally, certain bonuses shown include amounts earned and deferred in a prior year due to salary cap limitations; however, the Company has changed its policy regarding such deferrals and they will not be permitted in the future. Total salary and bonus amounts actually paid during 2005, 2004 and 2003, respectively, were approximately as follows: Mr. Mackey, $436,000, $368,000 and $409,000; Ms. Chamberlain, $381,000, $366,000 and $406,000; Mr. Gallo, $436,000 $384,000 and $386,000; Mr. Robb, $436,000, $426,000 and $409,000; Mr. Sud, $436,000, $380,000 and $357,000; and Mr. Valkenaar $402,000, $426,000 and $357,000.

(2)	Amount shown reflects a Board approved cash payment related to a prior stock option grant which expired unexercised due to a Company error.

Salary Cap Policy

We have a policy that limits the cash compensation paid to any Team Member in each calendar year, as follows:

A compensation cap is calculated each year by reference to a particular multiple of the average cash compensation of all full-time Team Members employed during such year. For its fiscal year 2005, the Company continues to use 14 times the above described average.

Employee benefits, stock options and any other form of non-cash compensation, such as 401(k) match, are not counted in determining and applying the salary cap.

Payouts under our EVA Incentive Compensation Plan (the “EVA Plan”) fall within the scope of the Company’s salary cap policy. Per our EVA Plan, amounts are contributed annually to a “pool” for each Team Member based on EVA results. A portion of the annual EVA pool contribution may remain in the pool and a portion is paid out annually. Annual payouts are calculated as 100% of the pool up to certain job specific dollar amounts plus a portion of the excess. If the EVA bonus to be paid out will cause the Team Member’s cash compensation to exceed the annual salary cap, the amount above the cap is forfeited. However, the full amount which would otherwise be paid out (including amounts not actually paid to the Team Member) is still subtracted from the pool balance.

The accumulated balance in any Team Member’s pool account is limited to the amount of the salary cap.

Team Members may take time off without pay in order to reduce their salary earned and increase the amount of bonus that can be paid within the cap.

The salary cap does not apply in the Team Member’s year of termination or retirement.

The following is the salary cap calculation for the Company’s past 7 fiscal years:

Year	Average Hourly Wage	Annual Wage	Average Multiple	Salary Cap
1999	$12.36	$25,709	10	$257,000
2000	$12.84	$26,707	14	$373,900
2001	$13.46	$27,997	14	$391,900
2002	$13.69	$28,479	14	$398,700
2003	$14.07	$29,266	14	$409,700
2004	$14.66	$30,493	14	$426,900
2005	$15.30	$31,824	14	$436,800

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

Stock Options

Our Company grants options to purchase common stock under our 1992 Stock Option Plan which has been amended and approved by our shareholders on several occasions, most recently at our March 2005 annual meeting. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company’s previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant. Options granted in fiscal years 2005, 2004 and 2003 expire seven years from date of grant. At September 25, 2005, September 26, 2004 and September 28, 2003, approximately 3.9 million, 5.6 million and 2.2 million shares of our common stock, respectively, were available for future option grants.

We have a Company philosophy of “shared fate” which recognizes there is a community of interest among all of our stakeholders. We believe our plan, under which all of our 33,000+ full-time and part-time Team Members are eligible for option grants, creates an ownership consciousness among our Team Members that aligns the interests of our Team Members with those of our shareholders. Through our broad-based plan, our Team Members share in the risks and the rewards of our business. Approximately 93% of the options granted under the plan have been granted to Team Members who are not executive officers.

The following table sets forth certain information with respect to the options granted during or for the fiscal year ended September 25, 2005 to each of our executive officers listed in the Summary of Executive Compensation set forth above.

Name	Number of Options Granted	Total Options Granted to Employees in Fiscal Year	Exercise or Base Price in Dollars per Share (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
John P. Mackey	5,000 6,000 6,000	(3) (3) (3)	$86.85 108.34 133.61	11/04/2011 05/06/2012 09/15/2012	$176,783 264,632 326,356	$411,980 616,704 760,549
Glenda Flanagan Chamberlain	5,000 6,000 6,000	(3) (3) (3)	$86.85 108.34 133.61	11/04/2011 05/06/2012 09/15/2012	$176,783 264,632 326,356	$411,980 616,704 760,549
A.C. Gallo	5,000 6,000 6,000	(3) (3) (3)	$86.85 108.34 133.61	11/04/2011 05/06/2012 09/15/2012	$176,783 264,632 326,356	$411,980 616,704 760,549
Walter Robb	5,000 6,000 6,000	(3) (3) (3)	$86.85 108.34 133.61	11/04/2011 05/06/2012 09/15/2012	$176,783 264,632 326,356	$411,980 616,704 760,549
James P. Sud	5,000 6,000 6,000	(3) (3) (3)	$86.85 108.34 133.61	11/04/2011 05/06/2012 09/15/2012	$176,783 264,632 326,356	$411,980 616,704 760,549
Lee Valkenaar	5,000 6,000 6,000	(3) (3) (3)	$86.85 108.34 133.61	11/04/2011 05/06/2012 09/15/2012	$176,783 264,632 326,356	$411,980 616,704 760,549

(1)	The 5% and 10% assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not reflect our estimates or projections of future prices of the shares of our common stock. There can be no assurance that the amounts reflected in this table will be achieved.
(2)	Closing price of common stock at date of grant.
(3)	Less than 1%.

The following table includes certain information with respect to the options exercised or held by the executive officers named above during the year ended September 25, 2005. The number of options held at September 25, 2005 includes options granted under the 1992 Option Plan for Team Members.

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at September 25, 2005		Value of Unexercised In-the-Money Options (2) at September 25, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Mackey	26,000	$1,804,571	43,250	33,500	$4,416,650	$1,316,040
Glenda Flanagan Chamberlain	16,000	1,195,157	33,250	31,250	3,287,325	1,210,785
A.C. Gallo	13,438	1,241,965	31,564	32,750	3,045,367	1,280,955
Walter Robb	20,706	1,772,640	39,344	33,400	3,877,371	1,311,362
James P. Sud	8,000	505,988	33,250	31,250	3,287,325	1,210,785
Lee Valkenaar	18,372	1,581,367	48,388	35,750	4,730,735	1,319,880

(1)	Of shares exercised, the following amounts were due to options expiring during the fiscal year: Mr. Mackey, 9,084 shares; Ms. Chamberlain, 16,000 shares; Mr. Robb, 7,700 shares; Mr. Sud, 8,000 shares; and Mr. Valkenaar, 7,900 shares.
(2)	Based upon the market price received for the underlying shares of common stock of Whole Foods Market received upon exercise and the option exercise price.
(3)	Based upon the closing price of the common stock of Whole Foods Market on September 25, 2005 ($128.87 per share) and the exercise price of the options.

Director Compensation

For 2005, each of our non-employee directors received $4,791 for each Board of Directors’ meeting attended and $2,258 for attendance via telephone. For each telephone Board of Directors meeting which was between one to two hours in length and in which a majority of directors participated, an $868 fee was paid. For each telephone Board of Directors meeting greater than two hours and in which a majority of directors participated, a $1,158 fee was paid. Each Board of Directors Committee Chair receives a quarterly retainer. The retainer for the Audit Committee Chair is $2,760 and the retainer for both the Compensation and Nominating & Governance Committee Chairs is $1,447. Each committee member received $868 for each Board of Directors Committee meeting attended in conjunction with a Board of Directors meeting, and $3,473 for each Board of Directors Committee meeting attended in person apart from a Board of Directors meeting. The Lead Director and the Mergers and Acquisitions Director, both of whom are selected annually by the Board of Directors, were paid quarterly retainers of $7,370 and $1,447 respectively. All directors were paid a quarterly retainer of $2,625.

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

Option Plan for Outside Directors

Each newly elected director receives as of the date of his or her initial election or appointment to the Board of Directors an option to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. In 2005, the Company added one new director, Mr. Hassan, who received an option grant of 10,000 shares. If incumbent directors have attended at least two-thirds of the meetings of our Board of Directors held in the preceding year, they each receive an annual grant at an exercise price equal to the closing price of our common stock on the date of grant; in 2005 this option grant was 3,000 shares per director, granted on May 6, 2005. In addition to the above, in 2005 each director received a supplemental grant of 3,000 shares on September 15, 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table presents the beneficial ownership of our common stock as of December 13, 2005, except as noted, for (i) each person beneficially owning more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Compensation Table in Item 11 above and (iv) all of our directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder possesses sole voting and investment power with respect to its or his shares.

Name	Number	Shares Owned (1) Percent
FMR Corp. (2)	5,565,227	8%
Jennison Associates LLC. (3)	5,245,434	8%
David W. Dupree	41,118	*
Dr. John B. Elstrott	31,900	*
Glenda Chamberlain	86,883	*
A.C. Gallo	39,070	*
Gabrielle E. Greene	18,078	*
Hass Hassan	33,001
John P. Mackey	602,553	1%
Linda A. Mason	26,500	*
Walter Robb	57,048	*
Morris J. Siegel	19,000	*
Dr. Ralph Z. Sorenson	34,291	*
James P. Sud	97,003	*
Lee Valkenaar	55,631
All 13 directors and officers as a group	1,142,076	2%

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.
(1)	Shares issuable upon exercise of stock options that are exercisable within 60 days after December 13, 2005, are treated as beneficially owned as follows: Mr. Dupree, 33,672; Mr. Elstrott, 23,000; Ms. Chamberlain, 36,375; Mr. Gallo, 35,064; Ms. Greene, 16,450; Mr. Hassan, 13,000; Mr. Mackey, 28,938; Ms. Mason, 20,500; Mr. Robb, 39,257; Mr. Siegel, 18,500; Mr. Sorenson, 23,000; Mr. Sud, 32,277; Mr. Valkenaar, 49,951; and all directors and executive officers as a group, 608,406.
(2)	Based on information contained in Schedule 13G, as filed on September 30, 2005. The address of such shareholder is 82 Devonshire Street, Boston, Massachusetts 02109-3614.
(3)	Based on information contained in Schedule 13G, as filed on September 30, 2005. The address of such shareholder is 466 Lexington Avenue, 18th floor, New York, New York 10017-3151.

For information about our Company’s securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13. Certain Relationships and Related Transactions.

John P. Mackey and Glenda Chamberlain, executive officers of the Company, own approximately 51% and 2%, respectively, of the capital stock BookPeople, Inc., a retailer of books and periodicals that is unaffiliated with the Company, which leases retail space at one location in Austin, Texas from the Company. The lease provides for an aggregate annual minimum rent of approximately $0.4 million which the Company received in rental income in fiscal years 2005, 2004 and 2003.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended September 25, 2005 and September 26, 2004, and fees for other services rendered by Ernst & Young LLP during those periods (in thousands):

	2005	2004
Audit fees	$1,062	$351
Audit-related fees	28	51
Tax fees	57	15
All other fees	—	55

Total	$1,147	$472

Services rendered by Ernst & Young in connection with fees presented above were as follows:

Audit Fees

In fiscal year 2005, audit fees include fees associated with the annual audit of the Company’s financial statements, the assessment of the Company’s internal control over financial reporting as integrated with the annual audit of the Company’s financial statements, the quarterly reviews of the financial statements included in the Company’s Forms 10-Q filings and consents included in other SEC filings. In fiscal year 2004, audit fees relate to services rendered in connection with the audit of the Company’s consolidated financial statements, the quarterly reviews of financial statements included in the Company’s Forms 10-Q filings and consents included in other SEC filings.

Audit-Related Fees

Audit-related fees include fees for benefit plan audits in fiscal years 2005 and 2004, and consultation on accounting standards or transactions in fiscal year 2004.

Tax Fees

Tax fees in fiscal years 2005 and 2004 include fees for tax compliance, tax advice, tax planning and tax preparation of Forms 5500 and expatriate returns.

All Other Fees

All other fees in fiscal year 2004 include fees for internal control documentation assistance pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act.

The Audit Committee considers whether the provision of these services is compatible with maintaining the auditor’s independence, and has determined such services for fiscal years 2005 and 2004 were compatible.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Among its other duties, the Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of the independent auditor. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: January 11, 2006	/s/ Glenda Flanagan Chamberlain
Glenda Flanagan Chamberlain Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 11, 2006.

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