Form 10-Q
period 2006-01-15
WHOLE FOODS MARKET INC
filed 2006-02-24
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 15, 2006; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission File Number: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS employer identification no.)

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock, no par value, outstanding as of January 15, 2006 was 138,928,495 shares.

Whole Foods Market, Inc.

Form 10-Q

Page Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets, January 15, 2006 (unaudited) and September 25, 2005	3

Consolidated Statements of Operations (unaudited), for the sixteen weeks ended January 15, 2006 and January 16, 2005	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income, for the sixteen weeks ended January 15, 2006 (unaudited) and fiscal year ended September 25, 2005	5

Consolidated Statements of Cash Flows (unaudited), for the sixteen weeks ended January 15, 2006 and January 16, 2005	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part II. Other Information

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

Signature	19

Part I. Financial Information

Item 1.	Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets

January 15, 2006 (unaudited) and September 25, 2005

(In thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$458,554	$308,524
Restricted cash	49,033	36,922
Trade accounts receivable	74,914	66,682
Merchandise inventories	196,769	174,848
Deferred income taxes	43,666	39,588
Prepaid expenses and other current assets	27,966	45,965

Total current assets	850,902	672,529
Property and equipment, net of accumulated depreciation and amortization	1,078,183	1,054,605
Goodwill	112,743	112,476
Intangible assets, net of accumulated amortization	21,876	21,990
Deferred income taxes	25,030	22,452
Other assets	5,526	5,244

Total assets	$2,094,260	$1,889,296

	2006	2005
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,864	$5,932
Trade accounts payable	108,217	103,348
Accrued payroll, bonus and other benefits due team members	140,452	126,981
Dividends payable	299,000	17,208
Other current liabilities	166,087	164,914

Total current liabilities	719,620	418,383
Long-term debt and capital lease obligations, less current installments	9,400	12,932
Deferred rent liability	95,700	91,775
Other long-term liabilities	—	530

Total liabilities	824,720	523,620

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 139,080 and 136,017 shares issued, 138,928 and 135,908 shares outstanding in 2006 and 2005, respectively	1,018,740	874,972
Accumulated other comprehensive income	5,038	4,405
Retained earnings	245,762	486,299

Total shareholders’ equity	1,269,540	1,365,676

Commitments and contingencies

Total liabilities and shareholders’ equity	$2,094,260	$1,889,296

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 15, 2006	January 16, 2005
Sales	$1,666,953	$1,368,328
Cost of goods sold and occupancy costs	1,092,018	895,486

Gross profit	574,935	472,842
Direct store expenses	424,438	348,380
General and administrative expenses	50,889	40,401
Pre-opening and relocation costs	8,491	6,599

Operating income	91,117	77,462
Other income (expense):
Interest expense	(3)	(1,708)
Investment and other income	6,082	1,194

Income before income taxes	97,196	76,948
Provision for income taxes	38,878	30,778

Net income	$58,318	$46,170

Basic earnings per share	$0.42	$0.37

Weighted average shares outstanding	137,532	125,588

Diluted earnings per share	$0.40	$0.34

Weighted average shares outstanding, diluted basis	145,317	138,026

Dividends per share	$2.15	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Sixteen weeks ended January 15, 2006 (unaudited) and fiscal year ended September 25, 2005

(In thousands)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 26, 2004	124,814	$535,107	$2,053	$412,478	$949,638

Net income	—	—	—	136,351	136,351
Foreign currency translation adjustments	—	—	1,893	—	1,893
Reclassification adjustments for losses included in net income	—	—	1,063	—	1,063
Change in unrealized gain (loss) on investments, net of income taxes	—	—	(604)	—	(604)

Comprehensive income	—	—	2,352	136,351	138,703
Dividends ($0.47 per share)	—	—	—	(62,530)	(62,530)
Issuance of common stock pursuant to team member stock option plans	5,042	110,293	—	—	110,293
Tax benefit related to exercise of team member stock options	—	62,643	—	—	62,643
Share-based compensation	—	19,135	—	—	19,135
Conversion of subordinated debentures	6,052	147,794	—	—	147,794

Balances at September 25, 2005	135,908	874,972	4,405	486,299	1,365,676

Net income	—	—	—	58,318	58,318
Foreign currency translation adjustments	—	—	251	—	251
Change in unrealized gain (loss) on investments, net of income taxes	—	—	382	—	382

Comprehensive income	—	—	633	58,318	58,951
Dividends ($2.15 per share)	—	—	—	(298,855)	(298,855)
Issuance of common stock pursuant to team member stock option plans	2,875	107,570	—	—	107,570
Excess tax benefit related to exercise of team member stock options	—	31,411	—	—	31,411
Share-based compensation	—	1,131	—	—	1,131
Conversion of subordinated debentures	145	3,656	—	—	3,656

Balances at January 15, 2006	138,928	$1,018,740	$5,038	$245,762	$1,269,540

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 15, 2006	January 16, 2005
Cash flows from operating activities:
Net income	$58,318	$46,170
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,399	39,667
Loss on disposal of fixed assets	494	515
Share-based compensation	1,131	—
Excess tax benefit related to exercise of team member stock options	(31,411)	9,199
Deferred income tax benefit	(6,656)	(1,943)
Deferred rent	3,101	3,481
Interest accretion on long-term debt	167	2,269
Other	(5)	1,800
Net change in current assets and liabilities:
Trade accounts receivable	(8,232)	2,775
Merchandise inventories	(22,921)	(13,297)
Prepaid expense and other current assets	(3,352)	1,082
Trade accounts payable	4,869	4,309
Accrued payroll, bonus and other benefits due team members	13,471	13,109
Other current liabilities	32,871	12,452

Net cash provided by operating activities	88,244	121,588

Cash flows from investing activities:
Development costs of new store locations	(35,330)	(55,663)
Other property, plant and equipment expenditures	(33,737)	(29,403)
Acquisition of intangible assets	(884)	—
Increase in restricted cash	(12,111)	(10,052)

Net cash used in investing activities	(82,062)	(95,118)

Cash flows from financing activities:
Dividends paid	(17,063)	(9,416)
Payments on long-term debt and capital lease obligations	(56)	(84)
Issuance of common stock	129,556	12,765
Excess tax benefit related to exercise of team member stock options	31,411	—

Net cash provided by financing activities	143,848	3,265

Net change in cash and cash equivalents	150,030	29,735
Cash and cash equivalents at beginning of period	308,524	194,747

Cash and cash equivalents at end of period	$458,554	$224,482

Supplemental disclosures of cash flow information:
Interest paid	$248	$364
Federal and state income taxes paid	$5,262	$13,070
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$3,656	$70,502

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

January 15, 2006

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. (“Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. Our fiscal year ends on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. We operate in one reportable segment, natural and organic food supermarkets. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

(2) Summary of Significant Accounting Policies

Share-Based Compensation

Our Company maintains several share-based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant and have a seven-year term. Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date.

Prior to the effective date of revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” the Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not restated. The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date.

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that earnings dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intended to limit future earnings dilution from options while at the same time retains the broad-based stock option plan, which it believes is important to team member morale and to its unique corporate culture and its success.

Share-based compensation expense recognized during the sixteen week period ended January 15, 2006 totaled approximately $1.1 million and consisted of stock option expense of approximately $1.0 million and team member stock purchase plan discounts of approximately $0.1 million. Of this total, approximately $1.0 million was included in “General and administrative expenses” in the Consolidated Statements of Operations. The related total tax benefit was approximately $0.3 million during the first quarter of fiscal year 2006.

Prior to the adoption of SFAS No. 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (“FSP FAS 123R-3”). The Company has elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC pool”) pool in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS No. 123-R.

(3) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2005, we acquired contract-based indefinite lived intangible assets totaling approximately $0.8 million in a non-cash transaction. There were no impairments of goodwill or indefinite-lived intangible assets during the sixteen week period ended January 15, 2006.

Definite-lived intangible assets are amortized over the useful life of the related agreement. During the first quarter of fiscal year 2006 and fiscal year 2005, we reclassified approximately $0.1 million and $1.1 million, respectively, of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 2% and 44%, respectively, of our zero coupon convertible debentures. Amortization associated with intangible assets totaled approximately $1.0 million and $0.9 million for the sixteen weeks ended January 15, 2006 and January 16, 2005, respectively. The components of intangible assets were as follows (in thousands):

	January 15, 2006		September 25, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Indefinite-lived contract-based	$724	$—	$723	$—
Definite-lived contract-based	$31,368	$(10,595)	$32,597	$(11,827)
Definite-lived marketing-related and other	$2,336	$(1,957)	$2,921	$(2,425)

Amortization associated with the net carrying amount of intangible assets at January 15, 2006 is estimated to be $1.5 million for the remainder of fiscal year 2006, $1.6 million in fiscal year 2007, $1.5 million in fiscal year 2008, $1.5 million in fiscal year 2009, $1.4 million in fiscal year 2010, $1.4 million in fiscal year 2011.

(4) Long-Term Debt

During the first quarter of fiscal year 2006, approximately 7,000 of the Company’s zero coupon convertible debentures were converted at the option of the holders to approximately 145,000 shares of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $9.3 million and $12.9 million at January 15, 2006 and September 25, 2005, respectively.

(5) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities, and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 15, 2006	January 16, 2005
Net income	$58,318	$46,170
Unrealized gains (losses), net	382	(426)
Reclassification adjustments for losses included in net income, net	—	946
Foreign currency translation adjustment, net	251	1,359

Comprehensive income	$58,951	$48,049

During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value.

(6) Shareholders’ Equity

On November 9, 2005, the Company’s Board of Directors approved a two-for-one stock split which was distributed on December 27, 2005 to shareholders of record at the close of business on December 12, 2005. The stock split was effected in the form of a stock dividend. Shareholders received one additional share of Whole Foods Market common stock for each share owned. All shares reserved for issuance pursuant to the Company’s stock option and stock purchase plans were automatically increased by the same proportion. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares were adjusted proportionately.

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

	Sixteen weeks ended
	January 15, 2006	January 16, 2005
Net income (numerator for basic earnings per share)	$58,318	$46,170
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	102	1,393

Adjusted net income (numerator for diluted earnings per share)	$58,420	$47,563

Weighted average common shares outstanding (denominator for basic earnings per share)	137,532	125,588
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	428	6,152
Assumed exercise of stock options	7,357	6,286

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	145,317	138,026

Basic earnings per share	$0.42	$0.37

Diluted earnings per share	$0.40	$0.34

The computations of diluted earnings per share for the sixteen week period ended January 15, 2006 does not include options to purchase approximately 9,100 shares of common stock due to their antidilutive effect. The computations of diluted earnings per share for the sixteen week period ended January 16, 2005 includes all common stock equivalents.

(8) Dividends

On November 9, 2005, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $299.0 million, were paid subsequent to the end of the first quarter on January 23, 2006 to shareholders of record on January 13, 2006. During the first quarter of fiscal year 2005, the Company declared a cash dividend of $0.10 per share, for a total of approximately $12.2 million, paid January 17, 2005 to shareholders of record as of January 7, 2005. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

(9) Stock-Based Compensation

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant and have a seven-year term. At January 15, 2006 and September 25, 2005 there were approximately 7.7 million shares of our common stock available for future stock option grants.

The following table summarizes option activity (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding options at September 26, 2005	22,545	$44.58
Options granted	16	73.14
Options exercised	(2,846)	37.48
Options forfeited	(14)	47.24

Outstanding options at January 15, 2006	19,701	$45.62	5.32	$545,718

Exercisable options at January 15, 2006	19,265	$45.58	5.32	$543,342

The weighted average fair value of options granted during the first quarter of fiscal year 2006 was $21.24. The aggregate intrinsic value of stock options at exercise, represented in the table above, was $94.3 million for the sixteen weeks ended January 15, 2006. Total unrecognized stock-based compensation expense related to nonvested stock options was approximately $5.3 million as of the end of the first quarter of fiscal year 2006, related to approximately 436,000 shares with a per share weighted average fair value of $18.94. We anticipate this expense to be recognized over a weighted average period of approximately four years.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Sixteen weeks ended
	January 15, 2006	January 16, 2005
Expected dividend yield	1.10%	0.84%
Risk-free interest rate	4.56%	4.14%
Expected volatility	29.61%	48.30%
Expected life, in years	4.48	2.10

Risk-free interest rate is based on the US treasury yield curve for four and a half-year term and the seven-year zero coupon treasury bill rate for the sixteen week period ended January 15, 2006 and January 16, 2005, respectively. Expected volatility is calculated using implied volatility based on comparable Long-Term Equity Anticipation Securities (“LEAPS”) and the daily historical volatility over the last seven years in the first quarter of fiscal year 2006 and fiscal year 2005, respectively. The Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. Expected life is calculated in five salary level tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last seven years. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Prior to the effective date of revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” the Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

In accordance with SFAS No. 123R, the Company adopted the provisions of SFAS No. 123R in the first quarter of fiscal year 2006 using the modified prospective approach. Under this method, prior periods are not restated. Had we previously recognized compensation costs as prescribed by SFAS No. 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

Sixteen weeks ended January 16, 2005
Net income:
As reported	$46,170
Pro forma fair value expense, net of income taxes	(9,425)

Pro forma net income	$36,745

Basic earnings per share:
As reported	$0.37
Pro forma fair value expense, net of income taxes	(0.08)

Pro forma basic earnings per share	$0.29

Diluted earnings per share:
As reported	$0.34
Pro forma fair value expense, net of income taxes	(0.07)

Pro forma diluted earnings per share	$0.27

Pro forma disclosures for the sixteen week period ended January 15, 2006 are not presented because the amounts are recognized in the Consolidated Statement of Operations.

(10) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of January 15, 2006, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 180 stores: 170 stores in 30 U.S. states and the District of Columbia; three stores in Canada; and seven stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

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

Executive Summary

Sales for the first quarter of fiscal year 2006 increased approximately 22% to $1.67 billion over $1.37 billion in the prior year, driven by 15% weighted average square footage growth and comparable store sales growth of 13.0%. Identical store sales, which excludes two relocated stores, increased 12.0% for the quarter.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not restated. Share-based compensation expense recognized during the sixteen week period ended January 15, 2006 totaled approximately $1.1 million and consisted of stock option expense of approximately $1.0 million and team member stock purchase plan discounts of approximately $0.1 million. Of this total, approximately $1.0 million was included in “General and administrative expenses” in the Consolidated Statements of Operations.

Net income for the first quarter of fiscal year 2006 increased approximately 26% to $58.3 million over $46.2 million in the prior year, and diluted earnings per share increased approximately 18% to $0.40 over $0.34 in the prior year.

Cash flows from operating activities for the first quarter of fiscal year 2006 totaled approximately $88.2 million.

Our capital expenditures for the first quarter of fiscal year 2006 totaled approximately $69.1 million, including approximately $35.3 million for new stores. During the first quarter, we opened five new stores in Atlanta, Georgia; Jericho, New York; West Hartford, Connecticut; West Palm Beach, Florida; and Denver, Colorado, ending the quarter with 180 stores totaling approximately 6.0 million square feet.

Cash flows from financing activities for the first quarter of fiscal year 2006 totaled approximately $143.8 million. Proceeds from the exercise of stock options during the first quarter of fiscal year 2006 totaled approximately $129.6 million

Cash and cash equivalents, including restricted cash, totaled approximately $507.6 million at the end of the first quarter of fiscal year 2006, and total long-term debt was approximately $15.3 million.

The Company paid dividends totaling approximately $17.1 million during the first quarter of fiscal year 2006. On November 9, 2005, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $299.0 million, were paid subsequent to the end of the first quarter on January 23, 2006 to shareholders of record on January 13, 2006.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 15, 2006	January 16, 2005
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.5	65.4

Gross profit	34.5	34.6
Direct store expenses	25.5	25.5
General and administrative expenses	3.1	3.0
Pre-opening and relocation costs	0.5	0.5

Operating income	5.5	5.7
Other income (expense):
Interest expense	—	(0.1)
Investment and other income	0.4	0.1

Income before income taxes	5.8	5.6
Provision for income taxes	2.3	2.2

Net income	3.5%	3.4%

Figures may not add due to rounding.

Sales increased approximately 21.8% for the sixteen weeks ended January 15, 2006 over the same period of the prior fiscal year. This increase was driven by comparable store sales growth of approximately 13.0% and weighted average year-over-year square footage growth of approximately 15%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 12.0% for the sixteen weeks ended January 15, 2006. Our new stores continue to perform above our projections, with the five new stores opened this fiscal year producing average weekly sales of approximately $623,000 year to date. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 15, 2006 was approximately 34.5%, compared to approximately 34.6% for the same period of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers through lower prices. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales were approximately 25.5% for both the sixteen weeks ended January 15, 2006 and for the same period of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales were approximately 3.1% and 3.0% for the sixteen weeks ended January 15, 2006 and January 16, 2005, respectively. General and administrative expenses for the sixteen weeks ended January 15, 2006 includes approximately $1.0 million in share-based compensation expense, of which approximately $0.9 million was related to executive officer stock options for which the vesting was not accelerated in fiscal year 2005.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. The Company opened five and three new stores in the first quarter of fiscal years 2006 and 2005, respectively. Pre-opening and relocation costs were approximately $8.5 million and $6.6 million in the first quarter of fiscal years 2006 and 2005, respectively. Of the first quarter 2006 total, approximately $0.9 million related to the re-opening of the Company’s two New Orleans-area stores.

Net interest expense for the sixteen weeks ended January 15, 2006 totaled approximately $3,000 compared to approximately $1.7 million for the same period of the prior fiscal year. Capitalized interest for the sixteen weeks ended January 15, 2006 totaled approximately $0.4 million compared to approximately $1.0 million for the same period of the prior fiscal year. These decreases were primarily due to the voluntary conversion of approximately $153.7 million of the carrying amount of the Company’s zero coupon convertible debentures at the option of the holder into shares of Company stock since the beginning of fiscal year 2005 and the resulting decrease in the Company’s total interest expense. Investment and other income for the sixteen weeks ended January 15, 2006 increased to approximately $6.1 million over approximately $1.2 million for the same period of the prior fiscal year primarily due to interest income on cash and cash equivalent balances.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $88.2 million sixteen weeks ended January 15, 2006 compared to approximately $121.6 million in the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. Prior to the adoption of SFAS No. 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. For the sixteen weeks ended January 15, 2006, the Company’s excess tax benefit received upon exercise of nonqualified team member stock options totaled approximately $31.4 million.

We have a $100 million revolving line of credit available through October 1, 2009. At January 15, 2006 and September 25, 2005, no amounts were drawn and the amount available was effectively reduced to approximately $88.4 million by approximately $11.6 million in outstanding letters of credit.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $9.3 million and $12.9 million at January 15, 2006 and September 25, 2005, respectively. During the first quarter of fiscal year 2006, approximately 7,000 of the Company’s zero coupon convertible debentures were converted at the option of the holders to approximately 145,000 shares of common stock.

We also had outstanding senior unsecured notes that bear interest at 7.29% payable quarterly which had a carrying amount of approximately $5.7 million at January 15, 2006 and September 25, 2005. The final principal payment on the senior notes of approximately $5.7 million is payable on May 16, 2006.

The following table shows payments due by period on contractual obligations as of January 15, 2006 (in thousands):

	Total	Less than 1 Year	1-5 Years	After 5 Years
Convertible debt	$9,309	$—	$9,309	$—
Senior notes	5,714	5,714	—	—
Capital lease obligations (including interest)	241	150	91	—
Operating lease obligations	3,589,120	136,845	727,749	2,724,526

Although the timing of any potential redemption is uncertain, the above table assumes convertible debentures will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of January 15, 2006 (in thousands):

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

Net cash provided by financing activities was approximately $143.8 million for the sixteen weeks ended January 15, 2006 compared to approximately $3.3 million for the same period of the prior fiscal year. Proceeds from the exercise of team member stock options for the sixteen week period ended January 15, 2006 and January 16, 2005 totaled approximately $129.6 million and $12.8 million, respectively.

The Company paid dividends totaling approximately $17.1 million and $9.4 million during the first quarters of fiscal years 2006 and 2005, respectively. On November 9, 2005, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $299.0 million, were paid subsequent to the end of the first quarter on January 23, 2006 to shareholders of record on January 13, 2006. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On November 9, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. At January 15, 2006 and September 25, 2005, we had no shares of Company common stock in treasury.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Net cash used in investing activities was approximately $82.1 million for the sixteen weeks ended January 15, 2006 compared to approximately $95.1 million for the same period of the prior fiscal year. Capital expenditures for the sixteen weeks ended January 15, 2006 totaled approximately $69.1 million of which approximately $35.3 million was for new store development and approximately $33.7 was for remodels and other additions, compared to a total of approximately $85.1 million for the same period of the prior fiscal year, of which approximately $55.7 million was for new store development and approximately $29.4 was for remodels and other additions. The following table provides information about the Company’s stores under development:

	February 8, 2006	February 9, 2005
Stores	72	58
Average store size (gross square feet)	55,000	50,000
As a percentage of existing store average size	163%	159%
Total square footage under development	4,000,000	2,930,000
As a percentage of existing square footage	66%	56%

Absent any significant cash acquisition or significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements will be funded by cash generated from operations. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2005, we consider our policies on accounting for insurance and self-insurance reserves, inventory valuation, goodwill and intangible assets, and income taxes to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain. In connection with the adoption of SFAS No. 123R as of the beginning of the Company’s first quarter of fiscal year 2006, we have added “Share-Based Compensation” as a critical accounting policy.

Share-Based Compensation

Our Company maintains several share-based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant and have a seven-year term. Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date.

Prior to the effective date of revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” the Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not restated. The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date.

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that earnings dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intended to limit future earnings dilution from options while at the same time retains the broad-based stock option plan, which it believes is important to team member morale and to its unique corporate culture and its success.

Share-based compensation expense recognized during the sixteen week period ended January 15, 2006 totaled approximately $1.1 million and consisted of stock option expense of approximately $1.0 million and team member stock purchase plan discounts of approximately $0.1 million. Of this total, approximately $1.0 million was included in “General and administrative expenses” in the Consolidated Statements of Operations. The related total tax benefit was approximately $0.3 million during the first quarter of fiscal year 2006.

Prior to the adoption of SFAS No. 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (“FSP FAS 123R-3”). The Company has elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC pool”) pool in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS No. 123-R.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the year ended September 25, 2005. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended September 25, 2005.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Item 6.	Exhibits

Exhibit 10.1	First Amendment to the Third Amended and Restated Credit Agreement (the “Agreement”), dated effective as of November 7, 2005, by and between the Company, JP Morgan Chase Bank, N.A., and the other banks specified therein. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date: February 24, 2006	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)