Form 10-Q
period 2006-04-09
WHOLE FOODS MARKET INC
filed 2006-05-19
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 9, 2006;

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 9, 2006 was 140,083,684 shares.

Whole Foods Market, Inc.

Form 10-Q

Page Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets, April 9, 2006 (unaudited) and September 25, 2005	3

Consolidated Statements of Operations (unaudited), for the twelve and twenty-eight weeks ended April 9, 2006 and April 10, 2005	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income, for the twenty-eight weeks ended April 9, 2006 (unaudited) and fiscal year ended September 25, 2005	5

Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks ended April 9, 2006 and April 10, 2005	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to Vote of Securities Holders	19

Item 6. Exhibits	19

Signature	20

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets

April 9, 2006 (unaudited) and September 25, 2005

(In thousands)

Assets

	2006	2005
Current assets:
Cash and cash equivalents	$267,108	$308,524
Restricted cash	62,322	36,922
Trade accounts receivable	73,744	66,682
Merchandise inventories	198,001	174,848
Deferred income taxes	46,748	39,588
Prepaid expenses and other current assets	32,874	45,965

Total current assets	680,797	672,529
Property and equipment, net of accumulated depreciation and amortization	1,100,219	1,054,605
Goodwill	113,500	112,476
Intangible assets, net of accumulated amortization	23,847	21,990
Deferred income taxes	21,009	22,452
Other assets	4,910	5,244

Total assets	$1,944,282	$1,889,296

Liabilities and Shareholders’ Equity

	2006	2005
Current liabilities:
Current installments of long-term debt and capital lease obligations	$5,858	$5,932
Trade accounts payable	116,512	103,348
Accrued payroll, bonus and other benefits due team members	143,014	126,981
Dividends payable	20,929	17,208
Other current liabilities	194,981	164,914

Total current liabilities	481,294	418,383
Long-term debt and capital lease obligations, less current installments	9,487	12,932
Deferred rent liability	100,451	91,775
Other long-term liabilities	—	530

Total liabilities	591,232	523,620

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 140,606 and 136,017 shares issued, 140,084 and 135,908 shares outstanding in 2006 and 2005, respectively	1,070,891	874,972
Accumulated other comprehensive income	5,337	4,405
Retained earnings	276,822	486,299

Total shareholders’ equity	1,353,050	1,365,676

Commitments and contingencies
Total liabilities and shareholders’ equity	$1,944,282	$1,889,296

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2006	April 10, 2005	April 9, 2006	April 10, 2005
Sales	$1,311,520	$1,085,158	$2,978,473	$2,453,486
Cost of goods sold and occupancy costs	848,020	697,686	1,940,038	1,593,172

Gross profit	463,500	387,472	1,038,435	860,314
Direct store expenses	330,470	276,313	754,908	624,693
General and administrative expenses	43,421	34,773	94,310	75,174
Pre-opening and relocation costs	7,324	10,265	15,815	16,864

Operating income	82,285	66,121	173,402	143,583
Other income (expense):
Interest expense	—	(342)	(3)	(2,050)
Investment and other income	4,068	2,113	10,150	3,307

Income before income taxes	86,353	67,892	183,549	144,840
Provision for income taxes	34,542	27,158	73,420	57,936

Net income	$51,811	$40,734	$110,129	$86,904

Basic earnings per share	$0.37	$0.31	$0.80	$0.68

Weighted average shares outstanding	139,450	129,502	138,354	127,266

Diluted earnings per share	$0.36	$0.30	$0.76	$0.64

Weighted average shares outstanding, diluted basis	145,546	139,089	145,415	138,481

Dividends per share	$0.15	$0.12	$2.30	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Twenty-eight weeks ended April 9, 2006 (unaudited) and fiscal year ended September 25, 2005

(In thousands)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 26, 2004	124,814	$535,107	$2,053	$412,478	$949,638

Net income	—	—	—	136,351	136,351
Foreign currency translation adjustments, net	—	—	1,893	—	1,893
Reclassification adjustments for losses included in net income	—	—	1,063	—	1,063
Change in unrealized gain (loss) on investments, net of income taxes	—	—	(604)	—	(604)

Comprehensive income	—	—	2,352	136,351	138,703
Dividends ($0.47 per share)	—	—	—	(62,530)	(62,530)
Issuance of common stock pursuant to team member stock option plans	5,042	110,293	—	—	110,293
Tax benefit related to exercise of team member stock options	—	62,643	—	—	62,643
Share-based compensation	—	19,135	—	—	19,135
Conversion of subordinated debentures	6,052	147,794	—	—	147,794

Balances at September 25, 2005	135,908	874,972	4,405	486,299	1,365,676

Net income	—	—	—	110,129	110,129
Foreign currency translation adjustments, net	—	—	544	—	544
Change in unrealized gain (loss) on investments, net of income taxes	—	—	388	—	388

Comprehensive income	—	—	932	110,129	111,061
Dividends ($2.30 per share)	—	—	—	(319,606)	(319,606)
Issuance of common stock pursuant to team member stock option plans	4,026	146,003	—	—	146,003
Excess tax benefit related to exercise of team member stock options	—	43,063	—	—	43,063
Share-based compensation	—	3,074	—	—	3,074
Conversion of subordinated debentures	150	3,779	—	—	3,779

Balances at April 9, 2006	140,084	$1,070,891	$5,337	$276,822	$1,353,050

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-eight weeks ended
	April 9, 2006	April 10, 2005
Cash flows from operating activities:
Net income	$110,129	$86,904
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,308	70,449
Loss (gain) on disposal of fixed assets	(1,243)	1,307
Share-based compensation	3,074	—
Excess tax benefit related to exercise of team member stock options	(43,063)	27,685
Deferred income tax benefit	(5,717)	(1,943)
Deferred rent	6,328	8,788
Interest accretion on long-term debt	267	3,191
Other	2,287	2,550
Net change in current assets and liabilities:
Trade accounts receivable	(7,062)	3,708
Merchandise inventories	(25,353)	(6,544)
Prepaid expense and other current assets	(8,097)	(5,278)
Trade accounts payable	13,164	10,961
Accrued payroll, bonus and other benefits due team members	16,033	16,191
Other current liabilities	74,565	29,267

Net cash provided by operating activities	216,620	247,236

Cash flows from investing activities:
Development costs of new store locations	(66,460)	(104,166)
Other property, plant and equipment expenditures	(57,035)	(52,391)
Acquisition of intangible assets	(4,368)	—
Increase in restricted cash	(25,400)	(10,238)

Net cash used in investing activities	(153,263)	(166,795)

Cash flows from financing activities:
Dividends paid	(315,885)	(21,504)
Payments on long-term debt and capital lease obligations	(74)	(105)
Issuance of common stock	168,123	40,704
Excess tax benefit related to exercise of team member stock options	43,063	—

Net cash provided by (used in) financing activities	(104,773)	19,095

Net change in cash and cash equivalents	(41,416)	99,536
Cash and cash equivalents at beginning of period	308,524	194,747

Cash and cash equivalents at end of period	$267,108	$294,283

Supplemental disclosures of cash flow information:
Interest paid	$403	$634
Federal and state income taxes paid	$11,098	$13,946
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$3,779	$82,048

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 9, 2006

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

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that earnings per share dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intended to limit future earnings per share dilution from options and at the same time retain the broad-based stock option plan, which the Company believes is important to team member morale and to its unique corporate culture and its success.

Share-based compensation expense recognized during the twelve and twenty-eight week periods ended April 9, 2006 totaled approximately $2.0 million and $3.1 million, respectively, and consisted of stock option expense of approximately $1.8 million and $2.8 million, respectively, and team member stock purchase plan discounts of approximately $0.2 million and $0.3 million, respectively. Of this total, approximately $1.6 million and $2.6 million was included in “General and administrative expenses” in the Consolidated Statements of Operations for the twelve and twenty-eight week periods ended April 9, 2006, respectively. The related total tax benefit was approximately $0.7 million and $1.1 million during the twelve and twenty-eight week periods ended April 9, 2006, respectively.

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

(3) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first and second quarters of fiscal year 2006, we acquired goodwill totaling approximately $1.1 million, primarily related to the acquisition of one small store in Portland, Maine. During the first quarter of fiscal year 2005, we acquired contract-based indefinite-lived intangible assets totaling approximately $0.8 million in a non-cash transaction. There were no impairments of goodwill or indefinite-lived intangible assets during the twenty-eight week periods ended April 9, 2006.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $2.5 million, consisting primarily of acquired leasehold rights, during the second quarter of fiscal year 2006. During the twenty-eight weeks ended April 9, 2006, we reclassified approximately $0.1 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 2% of our zero coupon convertible debentures. During the first and second quarters of fiscal year 2005, we reclassified approximately $1.2 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 52% of our zero coupon convertible debentures. Amortization associated with intangible assets totaled approximately $0.5 million and $1.5 million for the twelve and twenty-eight weeks ended April 9, 2006, respectively, and approximately $0.7 million and $1.6 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	April 9, 2006		September 25, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Indefinite-lived contract-based	$724	$—	$723	$—
Definite-lived contract-based	$33,683	$(10,873)	$32,597	$(11,827)
Definite-lived marketing-related and other	$2,017	$(1,704)	$2,921	$(2,425)

Amortization associated with the net carrying amount of intangible assets at April 9, 2006 is estimated to be $1.1 million for the remainder of fiscal year 2006, $1.9 million in fiscal year 2007, $1.7 million in fiscal year 2008, $1.7 million in fiscal year 2009, $1.6 million in fiscal year 2010, $1.6 million in fiscal year 2011.

(4) Long-Term Debt

During the first and second quarters of fiscal year 2006, approximately 7,000 of the Company’s zero coupon convertible debentures were converted at the option of the holders to approximately 150,000 shares of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $9.3 million and $12.9 million at April 9, 2006 and September 25, 2005, respectively.

(5) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2006	April 10, 2005	April 9, 2006	April 10, 2005
Net income	$51,811	$40,734	$110,129	$86,904
Unrealized gains (losses), net	6	(178)	388	(604)
Reclassification adjustments for losses included in net income, net	—	117	—	1,063
Foreign currency translation adjustments, net	293	(357)	544	1,002

Comprehensive income	$52,110	$40,316	$111,061	$88,365

During the second quarter of fiscal year 2005, we sold all of our investments in short-term corporate bond funds for approximately $103.7 million, resulting in a loss of approximately $0.2 million. During the first quarter of fiscal year 2005, we recognized a loss totaling approximately $1.5 million for other-than-temporary impairment of our investments in short-term corporate bond funds due to a sustained decline in market value.

(6) Shareholders’ Equity

On November 9, 2005, the Company’s Board of Directors approved a two-for-one stock split which was distributed on December 27, 2005 to shareholders of record at the close of business on December 12, 2005. The stock split was effected in the form of a stock dividend. Shareholders received one additional share of Whole Foods Market common stock for each share owned. All share and per share amounts in these financial statements have been adjusted to reflect the effect of the stock split. All shares reserved for issuance pursuant to the Company’s stock option and stock purchase plans were automatically increased by the same proportion. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares were adjusted proportionately.

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2006	April 10, 2005	April 9, 2006	April 10 2005
Net income (numerator for basic earnings per share)	$51,811	$40,734	$110,129	$86,904
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	62	565	164	1,958

Adjusted net income (numerator for diluted earnings per share)	51,873	41,299	$110,293	$88,862

Weighted average common shares outstanding
(denominator for basic earnings per share)	139,450	129,502	138,354	127,266
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	358	3,326	398	4,942
Assumed exercise of stock options	5,738	6,261	6,663	6,273

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	145,546	139,089	145,415	138,481

Basic earnings per share	$0.37	$0.31	$0.80	$0.68

Diluted earnings per share	$0.36	$0.30	$0.76	$0.64

The computations of diluted earnings per share for the twelve and twenty-eight week periods ended April 9, 2006 does not include options to purchase approximately 5.3 million shares and 2.3 million shares of common stock, respectively, due to their antidilutive effect. The computations of diluted earnings per share for the twelve and twenty-eight week periods ended April 10, 2005 includes all common stock equivalents.

(8) Dividends

On March 6, 2006, the Company declared a cash dividend of $0.15 per share, for a total of $21.1 million that was paid subsequent to the end of the second quarter on April 24, 2006 to shareholders of record on April 14, 2006. On November 9, 2005, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $298.8 million, were paid on January 23, 2006 to shareholders of record on January 13, 2006. During the second quarter of fiscal year 2005, the Company declared a cash dividend of $0.12 per share, for a total $16.4 million, paid April 25, 2005 to shareholders of record as April 15, 2005. During the first quarter of fiscal year 2005, the Company declared a cash dividend of $0.10 per share, for a total of approximately $12.2 million, paid January 17, 2005 to shareholders of record as of January 7, 2005. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

(9) Stock-Based Compensation

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the date of grant and are generally exercisable ratably over a four-year period beginning one year from date of grant and have a seven-year term. At April 9, 2006 and September 25, 2005 there were approximately 7.7 million shares of our common stock available for future stock option grants.

The following table summarizes option activity (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding options at September 26, 2005	22,545	$44.58
Options granted	16	73.14
Options exercised	(4,007)	36.31
Options forfeited	(23)	49.36

Outstanding options at April 9, 2006	18,531	$46.28	5.15	$370,479

Exercisable options at April 9, 2006	18,135	$46.21	5.14	$363,942

The weighted average fair value of options granted during the first and second quarters of fiscal year 2006 was $21.24. The aggregate intrinsic value of stock options at exercise, represented in the table above, was $132.2 million for the twenty-eight weeks ended April 9, 2006. Total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.5 million as of the end of the second quarter of fiscal year 2006, related to approximately 395,000 shares with a per share weighted average fair value of $11.27. We anticipate this expense to be recognized over a weighted average period of approximately one and a half years.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Twenty-eight weeks ended
	April 9, 2006	April 10, 2005
Expected dividend yield	1.10%	0.84%
Risk-free interest rate	4.56%	4.14%
Expected volatility	29.61%	48.30%
Expected life, in years	4.48	2.10

Risk-free interest rate is based on the US treasury yield curve for four and a half-year term and the seven-year zero coupon treasury bill rate for the twenty-eight week period ended April 9, 2006 and April 10, 2005, respectively. Expected volatility is calculated using implied volatility based on comparable Long-Term Equity Anticipation Securities (“LEAPS”) and the daily historical volatility over the last seven years in the first and second quarters of fiscal year 2006 and fiscal year 2005, respectively. The Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. Expected life is calculated in five salary level tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last seven years. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

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

	Twelve weeks ended April 10, 2005	Twenty-eight weeks ended April 10, 2005
Reported net income	$40,734	$86,904
Pro forma expense, net of income taxes	(7,115)	(16,540)

Pro forma net income	$33,619	$70,364

Basic earnings per share:
Reported	$0.31	$0.68
Pro forma adjustment	(0.05)	(0.13)

Pro forma basic earnings per share	$0.26	$0.55

Diluted earnings per share:
Reported	$0.30	$0.64
Pro forma adjustment	(0.05)	(0.12)

Pro forma diluted earnings per share	$0.25	$0.52

Pro forma disclosures for the twelve and twenty-eight week periods ended April 9, 2006 are not presented because the amounts are recognized in the Consolidated Statement of Operations.

(10) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal year 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of April 9, 2006, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 183 stores: 173 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and seven stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within 12 to 24 months after entering the store development pipeline. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first several years of operation.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks.

Executive Summary

Sales for the second quarter of fiscal year 2006 increased 21% to approximately $1.3 billion over approximately $1.1 billion in the prior year, driven by 14% weighted average square footage growth and comparable store sales growth of 11.9%. Identical store sales, which exclude four relocated stores, increased 10.9% for the quarter.

Net income for the second quarter increased 27% to $51.8 million over $40.7 million in the prior year, and diluted earnings per share increased 20% to $0.36 over $0.30 in the prior year.

Cash flows from operating activities for the second quarter totaled $128.4 million compared to $125.6 million in the prior year.

Our capital expenditures for the quarter totaled $54.4 million, including $31.1 million for new stores. During the second quarter, we opened two new stores in Woburn, Massachusetts and Henderson, Nevada; relocated one store in Alexandria, Virginia; re-opened our two stores in New Orleans, Louisiana; and acquired one small store in Portland, Maine which we plan to relocate to a larger store currently in development, ending the quarter with 183 stores totaling approximately 6.2 million square feet.

Cash and cash equivalents, including restricted cash, were approximately $329 million at the end of the second quarter of fiscal year 2006, and total long-term debt was approximately $15 million.

On March 6, 2006, the Company declared a cash dividend of $0.15 per share, for a total of $21.1 million that was paid subsequent to the end of the second quarter on April 24, 2006 to shareholders of record on April 14, 2006. On November 9, 2005, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $298.8 million, were paid during the second quarter on January 23, 2006.

The Company continues to believe it will produce earnings growth through sales growth rather than through significant operating margin leverage and that its historical results are the best indicator of future results; however, due to fluctuations in the number of new store openings each year and quarter over quarter, there could be some temporary negative impact on store contribution, as new stores generally have lower gross margins and higher direct store expenses than more mature stores. A significant acceleration in leases tendered and new store openings could also lead to materially higher pre-opening and relocation costs.

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2006	April 10, 2005	April 9, 2006	April 10, 2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.7	64.3	65.1	64.9

Gross profit	35.3	35.7	34.9	35.1
Direct store expenses	25.2	25.5	25.3	25.5
General and administrative expenses	3.3	3.2	3.2	3.1
Pre-opening and relocation costs	0.6	0.9	0.5	0.7

Operating income	6.3	6.1	5.8	5.9
Other income (expense):
Interest expense	(0.0)	(0.0)	(0.0)	(0.1)
Investment and other income (expense)	0.3	0.2	0.3	0.1

Income before income taxes	6.6	6.3	6.2	5.9
Provision for income taxes	2.6	2.5	2.5	2.4

Net income	4.0%	3.8%	3.7%	3.5%

Figures may not add due to rounding.

Sales increased approximately 21% for both the twelve and twenty-eight weeks ended April 9, 2006 over the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 11.9% and 12.5%, respectively, and weighted average year-over-year square footage growth of approximately 14% and 15%, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 10.9% and 11.5% for the twelve and twenty-eight weeks ended April 9, 2006, respectively, over the same periods of the prior fiscal year. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 9, 2006 was approximately 35.3% and 34.9%, respectively, compared to approximately 35.7% and 35.1%, respectively for the same periods of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, the impact of weather or a host of other factors, including inflation. While we always have initiatives in place to drive better purchasing, we usually pass those savings on to our customers as lower prices. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales were approximately 25.2% and 25.3%, respectively, for the twelve and twenty-eight weeks ended April 9, 2006 compared to approximately 25.5% for each of the same periods of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales were approximately 3.3% and 3.2% for the twelve and twenty-eight weeks ended April 9, 2006, respectively, compared to approximately 3.2% and 3.1%, respectively, for the same periods of the prior fiscal year. General and administrative expenses for the twelve and twenty-eight weeks ended April 9, 2006 include approximately $1.6 million and $2.6 million in share-based compensation expense, respectively.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, which include costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs were approximately $7.3 million and $15.8 million for the twelve and twenty-eight weeks ended April 9, 2006, respectively, compared to approximately $10.3 million and $16.9 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2006	April 10, 2005	April 9, 2006	April 10, 2005
New stores	2	3	7	7
Relocated stores	1	—	1	—

During the second quarter of fiscal year 2006, the Company also re-opened its two stores in New Orleans, Louisiana and acquired one small store in Portland, Maine which the Company plans to relocate to a larger store currently in development.

The Company began recognizing share-based compensation expense in the first quarter of fiscal year 2006. Share-based compensation expense recognized during the twelve and twenty-eight week periods ended April 9, 2006 totaled approximately $2.0 million and $3.1 million, respectively, and consisted of stock option expense of approximately $1.8 million and $2.8 million, respectively, and team member stock purchase plan discounts of approximately $0.2 million and $0.3 million, respectively. The Company expects to recognize share-based compensation expense totaling approximately $2 million to $3 million in each of the third and fourth quarters following the Company’s annual grant date early in the third quarter, when the majority of options are granted. The Company’s current intention is to keep its broad-based stock option program in place but, going forward, limit the number of shares granted in any one year so that annual earnings per share dilution from share-based compensation expense will ramp up but not exceed 10% over time. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success.

The Company had no net interest expense and approximately $3,000 net interest expense for the twelve and twenty-eight weeks ended April 9, 2006 compared to approximately $0.3 million and $2.1 million, respectively for the same periods of the prior fiscal year. These decreases were primarily due to the reduction of the carrying amount of the Company’s zero coupon convertible debentures as a result of the voluntary conversion of the debentures by bondholders to shares of Company common stock. Capitalized interest for the twelve and twenty-eight weeks ended April 9, 2006 totaled approximately $0.2 million and $0.6 million, respectively, compared to approximately $0.8 million and $1.8 million, respectively, for the same periods of the prior fiscal year. Investment and other income for the twelve and twenty-eight weeks ended April 9, 2006 totaled approximately $4.1 million and $10.2 million, respectively, compared to approximately $2.1 million and $3.3 million, respectively, for the same periods of the prior fiscal year. These increases were primarily due to interest income on cash and cash equivalent balances.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $128.4 million and $216.6 million during the twelve and twenty-eight weeks ended April 9, 2006, respectively, compared to approximately $125.6 million and $247.2 million, respectively, during the same periods of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. Prior to the adoption of SFAS No. 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. For the twelve and twenty-eight weeks ended April 9, 2006, the Company’s excess tax benefit received upon exercise of nonqualified team member stock options totaled approximately $11.7 million and $43.1 million, respectively.

We have a $100 million revolving line of credit available through October 1, 2009. At April 9, 2006 and September 25, 2005, no amounts were drawn under the agreement. The amounts available to the Company under the agreement were effectively reduced to approximately $88.4 million by outstanding letters of credit totaling approximately $11.6 million at September 25, 2005.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $9.3 million and $12.9 million at April 9, 2006 and September 25, 2005, respectively. For the twelve and twenty-eight weeks ended April 9, 2006, approximately 200 and 7,000, respectively, of the Company’s zero coupon convertible debentures were converted at the option of the holders to approximately 5,000 shares and 150,000 shares, respectively, of Company common stock.

We also have outstanding senior unsecured notes that bear interest at 7.29% payable quarterly which had a carrying amount of approximately $5.7 million at April 9, 2006 and September 25, 2005. The final principal payment on the senior notes of approximately $5.7 million is payable on May 16, 2006.

The following table shows payments due by period on contractual obligations as of April 9, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible debt	$9,283	$—	$9,283	$—	$—
Senior notes	5,714	5,714	—	—	—
Capital lease obligations (including interest)	393	175	137	74	7
Operating lease obligations	3,945,864	150,733	400,837	415,145	2,979,149

Although the timing of any potential redemption is uncertain, the above table reflects the assumption that convertible debentures will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of April 9, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit facilities	$100,000	$—	$—	$100,000	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Net cash used in financing activities was approximately $248.6 million and $104.8 million for the twelve and twenty-eight weeks ended April 9, 2006, respectively. Net cash provided by financing activities was approximately $15.8 million and $19.1 million for the twelve and twenty-eight weeks ended April 10, 2005, respectively. On March 6, 2006, the Company declared a cash dividend of $0.15 per share, for a total of $21.1 million that was paid subsequent to the end of the second quarter on April 24, 2006 to shareholders of record on April 14, 2006. On November 9, 2005, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $298.8 million, were paid during the second quarter on January 23, 2006. The Company paid dividends totaling approximately $17.1 million during the first quarter of fiscal year 2006. The Company paid dividends totaling approximately $9.4 million and $12.1 million during the first and second quarters of fiscal year 2005, respectively. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis. Proceeds from the exercise of stock options for the twelve and twenty-eight week periods ended April 9, 2006 totaled approximately $38.4 million and $167.3 million, respectively, compared to approximately $27.5 million and $39.4 million, respectively, in the same periods of the prior fiscal year.

On November 9, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. At April 9, 2006 and September 25, 2005, we had no shares of Company common stock in treasury.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Net cash used in investing activities was approximately $71.2 million and $153.3 million for the twelve and twenty-eight weeks ended April 9, 2006, respectively, compared to approximately $71.7 million and $166.8 million for the same periods of the prior fiscal year. Capital expenditures for the twelve and twenty-eight weeks ended April 9, 2006 totaled approximately $54.4 million and $123.5 million, respectively, of which approximately $31.1 million and $66.5 million, respectively, was for new store development, and approximately $23.3 million and $57.0 million, respectively, was for remodels and other additions. Capital expenditures for the twelve and twenty-eight weeks ended April 10, 2005 totaled approximately $71.5 million and $156.6 million, respectively, of which approximately $48.5 million and $104.2 million, respectively, was for new store development, and approximately $23.0 million and $52.4 million, respectively, was for remodels and other additions. The following table provides information about the Company’s stores under development:

	May 3, 2006	May 4, 2005
Stores	78	59
Average store size (gross square feet)	55,400	51,300
As a percentage of existing store average size	164%	160%
Total square footage under development	4,409,000	3,059,000
As a percentage of existing square footage	71%	57%
Number of leased locations tendered	11	12

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

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that earnings per share dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intended to limit future earnings per share dilution from options and at the same time retain the broad-based stock option plan, which the Company believes is important to team member morale and to its unique corporate culture and its success.

Share-based compensation expense recognized during the twelve and twenty-eight week periods ended April 9, 2006 totaled approximately $2.0 million and $3.1 million, respectively, and consisted of stock option expense of approximately $1.8 million and $2.8 million, respectively, and team member stock purchase plan discounts of approximately $0.2 million and $0.3 million, respectively. Of this total, approximately $1.6 million and $2.6 million was included in “General and administrative expenses” in the Consolidated Statements of Operations for the twelve and twenty-eight week periods ended April 9, 2006, respectively. The related total tax benefit was approximately $0.7 million and $1.1 million during the twelve and twenty-eight week periods ended April 9, 2006, respectively.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal year 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

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

Item 4. Submission of Matters to Vote of Security Holders

On March 6, 2006, the Company held its annual meeting of shareholders at which shareholders:

(i)	elected to the Board of Directors of Whole Foods Market eight directors to serve one-year terms expiring at the later of the annual meeting of shareholders in 2007 or upon his or her successor being elected and qualified;

(ii)	ratified the appointment of Ernst & Young LLP as independent auditor for the Company for the fiscal year ending September 24, 2006;

(iii)	approved an amendment to the Articles of Incorporation reducing the affirmative shareholder vote required to take certain actions;

(iv)	rejected a shareholder proposal regarding the Company’s energy use;

(v)	rejected a shareholder proposal regarding consumer and environmental exposure to endocrine disrupting chemicals; and ,

(vi)	rejected a shareholder proposal regarding Company shareholder votes and a simple majority threshold.

Voting results were as follows:

	For	Withheld
(i) Director elections:
David W. Dupree	120,768,122	2,681,160
John B. Elstrott	112,823,946	10,625,336
Gabrielle E. Greene	116,143,104	7,306,178
Hass Hassan	104,931,123	18,518,159
John P. Mackey	117,371,283	6,077,999
Linda A. Mason	120,778,532	2,670,750
Morris J. Siegel	116,160,688	7,288,594
Ralph Z. Sorenson	108,947,736	14,501,546

	For	Against	Abstain	Broker Non-votes
(ii) Ratification of appointment of Ernst & Young LLP	122,072,270	342,613	1,034,398	—
(iii) Amendment to the Articles of Incorporation	94,976,165	682,265	1,117,728	26,673,125
(iv) Shareholder proposal – Company energy use	7,554,788	77,497,818	11,723,052	26,673,625
(v) Shareholder proposal – Endocrine disrupting chemicals	8,514,709	76,566,492	11,694,456	26,673,626
(vi) Shareholder proposal – Shareholder votes and simple majority	23,425,245	71,973,979	1,369,083	26,680,976

Item 6. Exhibits

Exhibit 3.1	Restated Articles of Incorporation of the Registrant, as amended
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date: May 19, 2006	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)