Form 10-Q
period 2006-07-02
WHOLE FOODS MARKET INC
filed 2006-08-11
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 2, 2006;

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS employer identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 2, 2006 was 141,181,387 shares.

Whole Foods Market, Inc.

Form 10-Q

Page Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets, July 2, 2006 (unaudited) and September 25, 2005	3

Consolidated Statements of Operations (unaudited), for the twelve and forty weeks ended July 2, 2006 and July 3, 2005	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income, for the forty weeks ended July 2, 2006 (unaudited) and fiscal year ended September 25, 2005	5

Consolidated Statements of Cash Flows (unaudited), for the forty weeks ended July 2, 2006 and July 3, 2005	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1. Legal Proceedings	22

Item 6. Exhibits	22

Signature	23

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets

July 2, 2006 (unaudited) and September 25, 2005

(In thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$47,745	$308,524
Short-term investments – available-for-sale securities	274,728	—
Restricted cash	59,371	36,922
Trade accounts receivable	68,770	66,682
Merchandise inventories	209,151	174,848
Deferred income taxes	51,899	39,588
Prepaid expenses and other current assets	31,282	45,965

Total current assets	742,946	672,529
Property and equipment, net of accumulated depreciation and amortization	1,137,768	1,054,605
Long-term investments – available-for-sale securities	15,121	—
Goodwill	113,494	112,476
Intangible assets, net of accumulated amortization	35,308	21,990
Deferred income taxes	29,214	22,452
Other assets	4,954	5,244

Total assets	$2,078,805	$1,889,296

Liabilities and Shareholders’ Equity
	2006	2005
Current liabilities:
Current installments of long-term debt and capital lease obligations	$97	$5,932
Trade accounts payable	120,710	103,348
Accrued payroll, bonus and other benefits due team members	150,618	126,981
Dividends payable	21,177	17,208
Other current liabilities	228,261	164,914

Total current liabilities	520,863	418,383
Long-term debt and capital lease obligations, less current installments	8,538	12,932
Deferred rent liability	107,480	91,775
Other long-term liabilities	84	530

Total liabilities	636,965	523,620

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 141,689 and 136,017 shares issued, 141,181 and 135,908 shares outstanding in 2006 and 2005, respectively	1,125,371	874,972
Accumulated other comprehensive income	7,002	4,405
Retained earnings	309,467	486,299

Total shareholders’ equity	1,441,840	1,365,676

Commitments and contingencies

Total liabilities and shareholders’ equity	$2,078,805	$1,889,296

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Sales	$1,337,886	$1,132,736	$4,316,359	$3,586,222
Cost of goods sold and occupancy costs	866,260	733,931	2,806,298	2,327,103

Gross profit	471,626	398,805	1,510,061	1,259,119
Direct store expenses	335,555	285,804	1,090,463	910,497
General and administrative expenses	43,955	39,618	138,265	114,792
Pre-opening and relocation costs	7,860	8,777	23,675	25,641

Operating income	84,256	64,606	257,658	208,189
Other income (expense):
Interest expense	(8)	(163)	(11)	(2,213)
Investment and other income	5,581	2,868	15,731	6,175

Income before income taxes	89,829	67,311	273,378	212,151
Provision for income taxes	35,931	26,924	109,351	84,860

Net income	$53,898	$40,387	$164,027	$127,291

Basic earnings per share	$0.38	$0.31	$1.18	$0.99

Weighted average shares outstanding	140,712	131,797	139,062	128,625

Diluted earnings per share	$0.37	$0.29	$1.13	$0.93

Weighted average shares outstanding, diluted basis	145,925	140,745	145,567	139,160

Dividends per share	$0.15	$0.13	$2.45	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Forty weeks ended July 2, 2006 (unaudited) and fiscal year ended September 25, 2005

(In thousands)

	Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 26, 2004	124,814	$535,107	$2,053	$412,478	$949,638

Net income	—	—	—	136,351	136,351
Foreign currency translation adjustments, net	—	—	1,893	—	1,893
Reclassification adjustments for losses included in net income	—	—	1,063	—	1,063
Change in unrealized gain (loss) on investments, net of income taxes	—	—	(604)	—	(604)

Comprehensive income	—	—	2,352	136,351	138,703
Dividends ($0.47 per share)	—	—	—	(62,530)	(62,530)
Issuance of common stock pursuant to team member stock option plans	5,042	110,293	—	—	110,293
Excess tax benefit related to exercise of team member stock options	—	62,643	—	—	62,643
Share-based compensation	—	19,135	—	—	19,135
Conversion of subordinated debentures	6,052	147,794	—	—	147,794

Balances at September 25, 2005	135,908	874,972	4,405	486,299	1,365,676

Net income	—	—	—	164,027	164,027
Foreign currency translation adjustments, net	—	—	2,211	—	2,211
Change in unrealized gain (loss) on investments, net of income taxes	—	—	386	—	386

Comprehensive income	—	—	2,597	164,027	166,624
Dividends ($2.45 per share)	—	—	—	(340,859)	(340,859)
Issuance of common stock pursuant to team member stock option plans	5,079	185,612	—	—	185,612
Excess tax benefit related to exercise of team member stock options	—	55,494	—	—	55,494
Share-based compensation	—	4,383	—	—	4,383
Conversion of subordinated debentures	194	4,910	—	—	4,910

Balances at July 2, 2006	141,181	$1,125,371	$7,002	$309,467	$1,441,840

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net income	$164,027	$127,291
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,648	101,009
Loss (gain) on disposal of fixed assets	(1,001)	4,844
Share-based compensation	4,383	1,742
Excess tax benefit related to exercise of team member stock options	(55,494)	42,358
Deferred income tax benefit	(19,073)	(1,943)
Deferred rent	13,547	15,914
Interest accretion on long-term debt	367	3,977
Other	430	5,197
Net change in current assets and liabilities:
Trade accounts receivable	(4,353)	1,170
Merchandise inventories	(38,182)	(20,654)
Prepaid expense and other current assets	(5,749)	(3,996)
Trade accounts payable	17,362	12,023
Accrued payroll, bonus and other benefits due team members	23,637	24,455
Other accrued expenses	120,161	20,494

Net cash provided by operating activities	338,710	333,881

Cash flows from investing activities:
Development costs of new store locations	(111,482)	(152,794)
Other property and equipment expenditures	(86,335)	(82,159)
Insurance proceeds for property and equipment	3,308	—
Acquisition of intangible assets	(16,204)	—
Purchase of available-for-sale securities	(497,071)	—
Sale of available-for-sale securities	209,110	—
Increase in restricted cash	(22,449)	(9,924)
Decrease in notes receivable	—	13,500

Net cash used in investing activities	(521,123)	(231,377)

Cash flows from financing activities:
Dividends paid	(336,889)	(37,850)
Payments on long-term debt and capital lease obligations	(5,612)	(5,872)
Issuance of common stock	208,641	70,885
Excess tax benefit related to exercise of team member stock options	55,494	—

Net cash provided by (used in) financing activities	(78,366)	27,163

Net change in cash and cash equivalents	(260,779)	129,667
Cash and cash equivalents at beginning of period	308,524	194,747

Cash and cash equivalents at end of period	$47,745	$324,414

Supplemental disclosures of cash flow information:
Interest paid	$531	$910
Federal and state income taxes paid	$18,679	$48,431
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$4,910	$147,302

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

July 2, 2006

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. (“Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. Fiscal years 2006 and 2005 are fifty-two week fiscal years. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. We operate in one reportable segment, natural and organic food supermarkets. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

(2) Summary of Significant Accounting Policies

Share-Based Compensation

Our Company maintains several share-based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Board of Directors generally approves one primary stock option grant annually with a grant date that occurs during a trading window. Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date.

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

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS No. 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that earnings per share dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intended to limit future earnings per share dilution from options and at the same time retain the broad-based stock option plan, which the Company believes is important to team member morale and to its unique corporate culture and its success.

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

(3) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first and second quarters of fiscal year 2006, we acquired goodwill totaling approximately $1.1 million, primarily related to the acquisition of one small store in Portland, Maine. During the first quarter of fiscal year 2005, we acquired contract-based indefinite-lived intangible assets totaling approximately $0.8 million in a non-cash transaction. There were no impairments of goodwill or indefinite-lived intangible assets during the forty week period ended July 2, 2006.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $11.8 million and $15.1 million, consisting primarily of acquired leasehold rights, during the twelve and forty week periods ended July 2, 2006, respectively. During the twelve and forty weeks ended July 2, 2006, we reclassified approximately $0.1 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 1% and 3%, respectively, of our zero coupon convertible debentures. During the twelve and forty weeks ended July 3, 2005, we reclassified approximately $1.2 million and $2.2 million of contract-based intangible assets, respectively, to common stock as the result of bondholders voluntarily converting approximately 40% and 92%, respectively, of our zero coupon convertible debentures. Amortization associated with intangible assets totaled approximately $0.5 million and $2.0 million for the twelve and forty weeks ended July 2, 2006, respectively, and approximately $0.6 million and $2.2 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	July 2, 2006		September 25, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Indefinite-lived contract-based	$774	$—	$723	$—
Definite-lived contract-based	$45,471	$(11,292)	$32,597	$(11,827)
Definite-lived marketing-related and other	$2,242	$(1,887)	$2,921	$(2,425)

Amortization associated with the net carrying amount of intangible assets at July 2, 2006 is estimated to be $0.5 million for the remainder of fiscal year 2006, $2.4 million in fiscal year 2007, $2.3 million in fiscal year 2008, $2.3 million in fiscal year 2009, $2.2 million in fiscal year 2010, $2.2 million in fiscal year 2011.

(4) Natural Disaster Costs

The Company recognized approximately $3.7 million and $7.2 million in pre-tax credits for insurance proceeds and other adjustments related to previously estimated Hurricane Katrina losses during the twelve and forty week periods ended July 2, 2006, respectively. Approximately $1.2 million and $4.2 million is included in “Direct store expenses,” and approximately $1.6 million and $2.1 million of business interruption insurance is included in “Investment and other income” in the accompanying Consolidated Statements of Operations for the twelve and forty week periods ended July 2, 2006, respectively. Approximately $0.9 million related to inventory adjustments is included in “Cost of goods sold and occupancy costs” in the accompanying Consolidated Statements of Operations for both the twelve and forty week periods ended July 2, 2006.

(5) Long-Term Debt

During the twelve and forty week periods ended July 2, 2006, approximately 2,000 and 9,000 of the Company’s zero coupon convertible debentures, respectively, were converted at the option of the holders to approximately 44,000 and 193,000 shares, respectively, of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $8.2 million and $12.9 million at July 2, 2006 and September 25, 2005, respectively.

The Company made the final principal payment of approximately $5.7 million to retire its senior notes on May 16, 2006.

(6) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$53,898	$40,387	$164,027	$127,291
Unrealized gains (losses), net	(2)	—	386	(604)
Reclassification adjustments for losses included in net income, net	—	—	—	1,063
Foreign currency translation adjustments, net	1,667	(367)	2,211	635

Comprehensive income	$55,563	$40,020	$166,624	$128,385

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

(7) Investments

We have investments as of July 2, 2006 as follows (in thousands):

	Gross Unrealized Gains/(Losses)	Carrying Value
Short-term available-for-sale securities:
Equity-backed securities	411	1,068
State and local government obligations	(18)	273,660

Total short-term available-for-sale securities	$393	$274,728

Long-term available-for-sale securities:
State and local government obligations	$(7)	$15,121

Total available-for-sale securities	$386	$289,849

(8) Shareholders’ Equity

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. At July 2, 2006 and September 25, 2005, we had no shares of Company common stock in treasury. Subsequent to the Company’s third quarter earnings release on July 31, 2006, the Company repurchased approximately 2.0 million shares of Company common stock on the open market as of August 10, 2006. The average price per share paid was $49.85, for a total of approximately $100 million.

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

(9) Earnings per Share

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

	Twelve weeks ended		Forty weeks ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (numerator for basic earnings per share)	$53,898	$40,387	$164,027	$127,291
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	61	483	225	2,441

Adjusted net income (numerator for diluted earnings per share)	53,959	40,870	$164,252	$129,732

Weighted average common shares outstanding (denominator for basic earnings per share)	140,712	131,797	139,062	128,625
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	335	2,752	378	4,284
Assumed exercise of stock options	4,878	6,196	6,127	6,251

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	145,925	140,745	145,567	139,160

Basic earnings per share	$0.38	$0.31	$1.18	$0.99

Diluted earnings per share	$0.37	$0.29	$1.13	$0.93

The computations of diluted earnings per share for the twelve and forty week periods ended July 2, 2006 does not include options to purchase approximately 6.7 million shares and 3.6 million shares of common stock, respectively, due to their antidilutive effect. The computations of diluted earnings per share for the twelve and twenty-eight week periods ended July 3, 2005 did not include options to purchase approximately 20,000 shares and 6,000 shares, respectively, due to their antidilutive effect.

(10) Dividends

On June 13, 2006, the Company declared a cash dividend of $0.15 per share, for a total of $21.2 million that was paid subsequent to the end of the third quarter on July 24, 2006 to shareholders of record on July 14, 2006. On March 6, 2006, the Company declared a cash dividend of $0.15 per share, for a total of $21.1 million that was paid on April 24, 2006 to shareholders of record on April 14, 2006. On November 9, 2005, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $298.8 million, were paid on January 23, 2006 to shareholders of record on January 13, 2006. During the third quarter of fiscal year 2005, the Company declared a cash dividend of $0.13 per share, for a total of $16.9 million paid July 25, 2005 to shareholders of record as of July 15, 2005. During the second quarter of fiscal year 2005, the Company declared a cash dividend of $0.12 per share, for a total $16.4 million, paid April 25, 2005 to shareholders of record as April 15, 2005. During the first quarter of fiscal year 2005, the Company declared a cash dividend of $0.10 per share, for a total of approximately $12.2 million, paid January 17, 2005 to shareholders of record as of January 7, 2005. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

(11) Share-Based Compensation

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The market value of the stock is determined as the closing stock price at the grant date. At July 2, 2006 and September 25, 2005 there were approximately 6.4 million and 7.7 million shares, respectively, of our common stock available for future stock option grants.

The following table summarizes option activity (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding options at September 26, 2005	22,545	$44.58
Options granted	1,444	69.00
Options exercised	(5,036)	36.31
Options forfeited	(95)	53.44

Outstanding options at July 2, 2006	18,858	$48.55	4.95	$321,042

Options vested/expected to vest at July 2, 2006	18,583	$48.54	4.97	$320,495

Exercisable options at July 2, 2006	17,081	$46.82	4.96	$315,568

The weighted average fair value of options granted during the twelve and forty week periods ended July 2, 2006 was $16.99 and $17.04, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was $169.6 million for the forty weeks ended July 2, 2006. Total unrecognized stock-based compensation expense related to nonvested stock options was approximately $22.4 million as of the end of the third quarter of fiscal year 2006, related to approximately 1.8 million shares with a per share weighted average fair value of $12.63. We anticipate this expense to be recognized over a weighted average period of approximately two and a half years.

Share-based compensation expense recognized during the twelve and forty week periods ended July 2, 2006 totaled approximately $1.4 million and $4.5 million, respectively, and consisted of stock option expense of approximately $1.3 million and $4.1 million, respectively, and team member stock purchase plan discounts of approximately $0.1 million and $0.4 million, respectively. Of this total, approximately $0.9 million and $3.5 million was included in “General and administrative expenses” and $0.5 million and $0.9 million was included in “Direct store expenses” in the Consolidated Statements of Operations for the twelve and forty week periods ended July 2, 2006, respectively. The related total tax benefit was approximately $0.5 million and $1.5 million during the twelve and forty week periods ended July 2, 2006, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	Forty weeks ended
	July 2, 2006	July 3, 2005
Expected dividend yield	1.26%	0.84%
Risk-free interest rate	5.04%	4.14%
Expected volatility	29.40%	48.30%
Expected life, in years	3.22	2.10

Risk-free interest rate is based on the US treasury yield curve for a three and a half-year term and the seven-year zero coupon treasury bill rate for the forty week period ended July 2, 2006 and July 3, 2005, respectively. Expected volatility is calculated using a ratio of implied volatility based on comparable Long-Term Equity Anticipation Securities (“LEAPS”) and four-year historical volatility for fiscal year 2006. The Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. In fiscal year 2005, expected volatility was calculated using the daily historical volatility over the last seven years. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five years, in fiscal year 2006. During fiscal year 2005, expected life was calculated in five salary tranches based on weighted average exercise-after-vesting information over the last seven years. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

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

In accordance with SFAS No. 123R, the Company adopted the provisions of SFAS No. 123R in the first quarter of fiscal year 2006 using the modified prospective approach. Under this method, prior periods are not restated. As a result of adoption, the Company’s income before income taxes and net income for the forty week period ended July 2, 2006, are $4.5 million and $2.7 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the forty week period ended July 2, 2006 are $0.02 lower than if we had continued to account for share-based compensation under APB No. 25. Had we previously recognized compensation costs as prescribed by SFAS No. 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

	Twelve weeks ended July 3, 2005	Forty weeks ended July 3, 2005
Reported net income	$40,387	$127,291
Stock-based compensation expense, net of income taxes	1,032	1,045
Pro forma expense, net of income taxes	(10,268)	(26,807)

Pro forma net income	$31,151	$101,529

Basic earnings per share:
Reported	$0.31	$0.99
Stock-based compensation expense	0.01	0.01
Pro forma adjustment	(0.08)	(0.21)

Pro forma basic earnings per share	$0.24	$0.79

Diluted earnings per share:
Reported	$0.29	$0.93
Stock-based compensation expense	0.01	0.01
Pro forma adjustment	(0.07)	(0.19)

Pro forma diluted earnings per share	$0.23	$0.75

Pro forma disclosures for the twelve and forty week periods ended July 2, 2006 are not presented because the amounts are recognized in the Consolidated Statement of Operations.

(12) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007. We do not expect the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of July 2, 2006, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 183 stores: 174 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and six stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within 12 to 24 months after entering the store development pipeline. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first several years of operation.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. Fiscal years 2006 and 2005 are fifty-two week fiscal years. Fiscal year 2007 will be a fifty-three week year. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks.

Executive Summary

Sales for the third quarter of fiscal year 2006 increased 18% to approximately $1.3 billion over approximately $1.1 billion in the prior year, driven by 14% weighted average square footage growth and comparable store sales growth of 9.9%. Identical store sales, which exclude two relocated stores and one major expansion, increased 9.6% for the quarter.

Net income for the third quarter increased 33% to $53.9 million over $40.4 million in the prior year, and diluted earnings per share increased 27% to $0.37 over $0.29 in the prior year.

Cash flows from operating activities for the third quarter totaled $123.9 million compared to $86.6 million in the prior year.

Our capital expenditures for the quarter totaled $74.3 million, including $45.0 million for new stores. During the third quarter, we opened one new store in Greenville, South Carolina and closed a 2,600 square foot Fresh & Wild store in the United Kingdom, ending the quarter with 183 stores totaling approximately 6.2 million square feet.

Cash and cash equivalents, including restricted cash, totaled approximately $107.1 million at the end of the third quarter of fiscal year 2006, and short-term and long-term investments totaled approximately $289.8 million. Total long-term debt was approximately $8.6 million at the end of the third quarter of fiscal year 2006.

On June 13, 2006, the Company declared a cash dividend of $0.15 per share, for a total of approximately $21.2 million that was paid subsequent to the end of the third quarter on July 24, 2006 to shareholders of record on July 14, 2006.

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

Results of Operations

The following table sets forth the Company’s income statements data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.7	64.8	65.0	64.9

Gross profit	35.3	35.2	35.0	35.1
Direct store expenses	25.1	25.2	25.3	25.4
General and administrative expenses	3.3	3.5	3.2	3.2
Pre-opening and relocation costs	0.6	0.8	0.5	0.7

Operating income	6.3	5.7	6.0	5.8
Other income (expense):
Interest expense	(0.0)	(0.0)	(0.0)	(0.1)
Investment and other income	0.4	0.3	0.4	0.2

Income before income taxes	6.7	5.9	6.3	5.9
Provision for income taxes	2.7	2.4	2.5	2.4

Net income	4.0%	3.6%	3.8%	3.5%

Figures may not add due to rounding.

Sales increased approximately 18.1% and 20.4% for the twelve and forty weeks ended July 2, 2006 over the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 9.9% and 11.7%, respectively, and weighted average year-over-year square footage growth of approximately 14% for both the twelve and forty weeks ended July 2, 2006. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 9.6% and 10.9% for the twelve and forty weeks ended July 2, 2006, respectively, over the same periods of the prior fiscal year. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 2, 2006 was approximately 35.3% and 35.0%, respectively, compared to approximately 35.2% and 35.1%, respectively for the same periods of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, the impact of weather or a host of other factors, including inflation. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. We continue to find many opportunities to lower our cost of goods sold, and we selectively pass on those savings to our customers through lower prices. While our customers are not primarily focused on price, we are always seeking ways to improve our value image and aim to be competitively priced on a market-by-market basis on commodity-type products and on identical product brands in grocery and Whole Body; however, our perishables, which are 68 percent of sales in the third fiscal quarter, may be priced at a premium to reflect the higher quality, broader selection, and better customer service available in our produce, meat, seafood, bakery, specialty and prepared foods departments. One way we have improved our value image is through our private label products, which give us an opportunity to lower our prices through our scale and buying practices. We are committing additional resources to our private label team and expect private label to grow to a much higher percentage of our sales over time.

Direct store expenses as a percentage of sales were approximately 25.1% and 25.3%, respectively, for the twelve and forty weeks ended July 2, 2006 compared to approximately 25.2% and 25.4%, respectively for the same periods of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. Direct store expenses for the twelve and forty weeks ended July 2, 2006 include approximately $0.5 million and $0.9 million in share-based compensation expense, respectively.

General and administrative expenses as a percentage of sales were approximately 3.3% and 3.2% for the twelve and forty weeks ended July, 2006, respectively, compared to approximately 3.5% and 3.2%, respectively, for the same periods of the prior fiscal year. General and administrative expenses for the twelve and forty weeks ended July 2, 2006 include approximately $0.9 million and $3.5 million in share-based compensation expense, respectively.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, which include costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six to 12 months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs as a percentage of sales were approximately 0.6% and 0.5% for the twelve and forty weeks ended July 2, 2006, respectively, compared to approximately 0.8% and 0.7%, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
New stores	1	2	8	7
Relocated stores	—	1	1	3

During the third quarter of fiscal year 2006, the Company also closed a 2,600 square foot Fresh & Wild store in the United Kingdom.

The Company began recognizing share-based compensation expense in the first quarter of fiscal year 2006. Share-based compensation expense recognized during the twelve and forty week periods ended July 2, 2006 totaled approximately $1.4 million and $4.5 million, respectively, and consisted of stock option expense of approximately $1.3 million and $4.1 million, respectively, and team member stock purchase plan discounts of approximately $0.1 million and $0.4 million, respectively. The related total tax benefit was approximately $0.5 million and $1.5 million during the twelve and forty week periods ended July 2, 2006, respectively. The Company’s current intention is to keep its broad-based stock option program in place but, going forward, limit the number of shares granted in any one year so that annual earnings per share dilution from share-based compensation expense will ramp up but not exceed 10% over time. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success.

The Company recognized approximately $3.7 million and $7.2 million in pre-tax credits for insurance proceeds and other adjustments related to previously estimated Hurricane Katrina losses during the twelve and forty week periods ended July 2, 2006, respectively. Approximately $1.2 million and $4.2 million is included in “Direct store expenses,” and approximately $1.6 million and $2.1 million of business interruption insurance is included in “Investment and other income” in the accompanying Consolidated Statements of Operations for the twelve and forty week periods ended July 2, 2006, respectively. Approximately $0.9 million related to inventory adjustments is included in “Cost of goods sold and occupancy costs” in the accompanying Consolidated Statements of Operations for both the twelve and forty week periods ended July 2, 2006. The effect of these hurricane loss-related credits on diluted earnings per share was an increase of approximately $0.01 and $0.02 for the twelve and forty week periods ended July 2, 2006, respectively.

Net interest expense for the twelve and forty weeks ended July 2, 2006 totaled approximately $8,000 and $11,000, respectively, compared to approximately $0.2 million and $2.2 million, respectively, for the same periods of the prior fiscal year. These decreases were primarily due to the reduction of the carrying amount of the Company’s zero coupon convertible debentures as a result of the voluntary conversion of the debentures by bondholders to shares of Company common stock. Capitalized interest for the twelve and forty weeks ended July 2, 2006 totaled approximately $0.2 million and $0.8 million, respectively, compared to approximately $0.9 million and $2.7 million, respectively, for the same periods of the prior fiscal year. Investment and other income for the twelve and forty weeks ended July 2, 2006 totaled approximately $5.6 million and $15.7 million, respectively, compared to approximately $2.9 million and $6.2 million, respectively, for the same periods of the prior fiscal year. These increases were primarily due to business interruption proceeds related to Hurricane Katrina and increased interest returns on cash equivalent and short-term investment balances, respectively.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $123.9 million and $338.7 million during the twelve and forty weeks ended July 2, 2006, respectively, compared to approximately $86.6 million and $333.9 million, respectively, during the same periods of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. For the twelve and forty weeks ended July 2, 2006, the Company’s excess tax benefit received upon exercise of nonqualified team member stock options totaled approximately $12.4 million and $55.5 million, respectively.

We have a $100 million revolving line of credit available through October 1, 2009. At July 2, 2006 and September 25, 2005, no amounts were drawn under the agreement. The amounts available to the Company under the agreement were effectively reduced to approximately $88.4 million by outstanding letters of credit totaling approximately $11.6 million at September 25, 2005.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $8.2 million and $12.9 million at July 2, 2006 and September 25, 2005, respectively. During the twelve and forty week periods ended July 2, 2006, approximately 2,000 and 9,000 of the Company’s zero coupon convertible debentures, respectively, were converted at the option of the holders to approximately 44,000 and 193,000 shares, respectively, of Company common stock.

The Company made the final principal payment of approximately $5.7 million to retire its senior notes on May 16, 2006.

The following table shows payments due by period on contractual obligations as of July 2, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible debt	$8,238	$—	$8,238	$—	$—
Capital lease obligations (including interest)	449	172	189	80	8
Operating lease obligations	4,272,588	168,846	431,798	445,625	3,226,319

Although the timing of any potential redemption is uncertain, the above table reflects the assumption that convertible debentures will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of July 2, 2006 (in thousands):

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

Net cash used in financing activities was approximately $78.4 million for the forty weeks ended July 2, 2006. Net cash provided by financing activities was approximately $26.4 million for the twelve weeks ended July 2, 2006, and approximately $8.1 million and $27.2 million for the twelve and forty weeks ended July 3, 2005, respectively. On June 13, 2006, the Company declared a cash dividend of $0.15 per share, for a total of approximately $21.2 million that was paid subsequent to the end of the third quarter on July 24, 2006 to shareholders of record on July 14, 2006. The Company paid dividends totaling approximately $21.1 million during the third quarter of fiscal year 2006. On November 9, 2005, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The Company paid a quarterly dividend and special dividend totaling approximately $298.8 million during the second quarter of fiscal year 2006. The Company paid dividends totaling approximately $17.1 million during the first quarter of fiscal year 2006. Total dividends paid by the Company during the first three quarters of fiscal years 2006 and 2005 were approximately $336.9 million and $37.9 million, respectively. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis. Proceeds from the exercise of stock options for the twelve and forty week periods ended July 2, 2006 totaled approximately $40.5 million and $205.6 million, respectively, compared to approximately $30.2 million and $69.6 million, respectively, in the same periods of the prior fiscal year.

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. At July 2, 2006 and September 25, 2005, we had no shares of Company common stock in treasury. Subsequent to the Company’s third quarter earnings release on July 31, 2006, the Company repurchased approximately 2.0 million shares of Company common stock on the open market as of August 10, 2006. The average price per share paid was $49.85, for a total of approximately $100 million.

Net cash used in investing activities was approximately $369.6 million and $521.1 million for the twelve and forty weeks ended July 2, 2006, respectively, compared to approximately $64.6 million and $231.4 million for the same periods of the prior fiscal year. At July 2, 2006, the Company had short-term investments in available-for-sale securities totaling approximately $274.7 million. These investments are generally tax-free municipal obligations with effective maturities of less than 90 days.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twelve and forty weeks ended July 2, 2006 totaled approximately $74.3 million and $197.8 million, respectively, of which approximately $45.0 million and $111.5 million, respectively, was for new store development, and approximately $29.3 million and $86.3 million, respectively, was for remodels and other additions. Cash flows from investing activities for the twelve and forty weeks ended July 2, 2006 include approximately $1.5 million and $3.3 million, respectively, in insurance proceeds related to property and equipment. Capital expenditures for the twelve and forty weeks ended July 3, 2005 totaled approximately $78.4 million and $235.0 million, respectively, of which approximately $48.6 million and $152.8 million, respectively, was for new store development, and approximately $29.8 million and $82.2 million, respectively, was for remodels and other additions. The following table provides information about the Company’s store development activities:

	Stores Opened During Last Four Quarters	Leases Tendered	Leases Signed
Number of stores (including relocations)	14	14	86
Number of relocations	1	2	16
New markets	6	2	17
Average store size (gross square feet)	50,400	53,900	55,400
As a percentage of existing store average size	148%	159%	163%
Total square footage	705,000	755,000	4,847,000
As a percentage of existing square footage	11%	12%	78%
Average pre-opening expense per store	$2.1 million
Average tender period	9.6 months

Ten of the Company’s 14 tendered stores at July 31, 2006, representing approximately 520,000 square feet, are expected to open in fiscal year 2007. The anticipated acceleration in leases tendered and square footage opening in 2007 is expected to result in materially higher pre-opening and relocation expense year over year which, in turn, is expected to impact the Company’s diluted earnings per share growth.

Our principal historical sources of liquidity have been cash generated by operations, available unrestricted cash and cash equivalents, and short-term investments. Absent any significant cash acquisition or significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next twelve months will be funded by cash generated from the expected results of operations, available unrestricted cash and cash equivalents, and short-term investments. Our revolving line of credit also is available should additional working capital be required. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our revolving line of credit or other sources of capital will be available to us in the future. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Share-Based Compensation

Our Company maintains several share-based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window. Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date.

Prior to the effective date of revised SFAS No. 123R, “Share-based Payments,” the Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

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

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS No. 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but going forward the Company’s intention is to limit the number of shares granted in any one year so that earnings per share dilution from equity-based compensation expense in future years would not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it is intended to limit future earnings per share dilution from options and at the same time retain the broad-based stock option plan, which the Company believes is important to team member morale and to its unique corporate culture and its success.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007. We do not expect the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K and 10-K/A Amendment No. 1 for the year ended September 25, 2005. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds short-term fixed income investment grade securities that are classified as cash equivalents and short-term investments in available-for-sale securities. These investments are short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these instruments or interest income. The Company also holds securities that are classified as long-term investments in available-for-sale securities. These investments are monitored on a regular basis to prevent a material valuation or interest income impact from changes in interest rates. Available-for-sale are recorded at fair value on our balance sheets. We had short-term investments totaling approximately $274.7 million at July 2, 2006. Long-term investments totaled approximately $15.1 million at July 2, 2006.

The Company made the final principal payment of approximately $5.7 million to retire its senior notes on May 16, 2006.

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

Whole Foods Market, Inc.

Registrant

Date: August 11, 2006	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)