Form 10-K
period 2006-09-24
WHOLE FOODS MARKET INC
filed 2006-12-08
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2006

COMMISSION FILE NUMBER: 0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS Employer Identification No.)

550 Bowie St.

Austin, Texas 78703

(Address of principal executive offices)

512-477-4455

Registrant’s telephone number, including area code:

Securities registered pursuant to section 12(g) of the Act:

Common Stock, no par value

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 9, 2006 was $9,358,291,338. The number of shares of the registrant’s common stock, no par value, outstanding as of November 19, 2006 was 142,932,268.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 5, 2007.

Whole Foods Market, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 24, 2006

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

PART I

Item 1. Business.

General

Whole Foods Market, Inc. is the largest food retailer of natural and organic products. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concern, and the sustainability of our entire ecosystem. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 26 years.

Whole Foods Market, Inc. is a Texas corporation incorporated in 1980. The Company is based in Austin, Texas and conducts business through various wholly-owned subsidiaries. Unless otherwise specified, references to Whole Foods Market or the Company in this Report include its consolidated subsidiaries. We operate in one reportable segment, natural and organic foods supermarkets.

We opened our first store in Austin, Texas in 1980 and completed our initial public offering in January 1992. As of September 24, 2006, we operated 186 stores organized into 11 geographic operating regions, each with its own leadership team: 177 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and six stores in the United Kingdom. Our sales have grown rapidly through new store openings, acquisitions and comparable store sales growth, from approximately $92 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $5.6 billion in fiscal year 2006, a compounded annual growth rate of approximately 31%. We are a Fortune 500 company, ranking number 449 based on our fiscal year 2005 sales of approximately $4.7 billion. Our stores average approximately 34,000 square feet in size and approximately $31 million in annual sales. Our stores are supported by regional distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, produce procurement centers, a national meat purchasing office and a specialty coffee procurement and roasting operation.

We aspire to become an international brand synonymous with not just natural and organic foods, but also with being the best food retailer in every community in which we are located. We believe our heavy emphasis on perishable products is helping us reach that goal, differentiating our stores from conventional supermarkets and enabling us to attract a broader customer base. Perishable product sales accounted for approximately 67% of our total retail sales in fiscal year 2006. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods, and it is our strength of execution in perishables along with our unparalleled customer service that has attracted many of our most loyal customers.

The Natural Products Industry

According to a leading trade publication for the industry, sales of natural products across all retail and direct-to-consumer channels grew to $51 billion in 2005, a 9% increase over the prior year. The natural and organic products we offer in our stores include food and beverages, dietary supplements, personal care products, household goods, organic cotton clothing, and related educational products. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

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

Organic Rule

In October 2002, the United States Department of Agriculture’s (“USDA”) Organic Rule was implemented into Federal law. The Organic Rule was created to address the rapid, consistent growth of the organics industry over the past 20-plus years and the need for a set of national organic standards to serve as clear guidelines as to what is considered organic for the industry and its customers. Under the Organic Rule, all products labeled as “organic” in any form must be certified by a USDA-accredited certifying agency. Furthermore, all retailers, including Whole Foods Market, that handle, store, and sell organic products must implement measures to protect their organic integrity by:

•	preventing the commingling of organic and conventional products;

•	protecting organic products from contact with prohibited substances (such as sanitation and pest control products);

•	labeling organic products properly and clearly; and

•	keeping proper records with regard to organic handling procedures and vendor relationships.

Whole Foods Market played an active leadership role in the development of the national organic standards. Margaret Wittenberg, our Vice President of Global Communications and Quality Standards, served on the National Organic Standards Board (“NOSB”) from 1995 to 2000. The NOSB members were appointed by the Secretary of Agriculture to act as industry advisors to the USDA’s National Organic Program, developing the standards and protocols that form the backbone of the USDA’s Organic Rule. As the sole retail representative on the NOSB, Ms. Wittenberg contributed a broad, realistic perspective on how the standards could work most effectively at the retail level.

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

Business Strategy

Whole Foods Market is the largest food retailer of natural and organic products. We believe that much of our success to date is because we remain a uniquely mission-driven Company. We are highly selective about what we sell. We believe in providing an empowering work environment for our team members, and we are committed to sustainable agriculture. Our motto, “Whole Foods, Whole People, Whole Planet,” emphasizes that our vision reaches far beyond just food retailing.

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

Whole People

We recruit the best people we can to become part of our team. We empower them to make many operational decisions, creating a respectful workplace where team members are treated fairly and are highly motivated to succeed. We look for team members who are passionate about food, but also well-rounded human beings who can play a critical role in helping to build our Company into a profitable and beneficial part of every community in which we operate.

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

Core Values

Our core values reflect what is truly important to us as an organization. They are the underpinning of our corporate culture and the soul of our Company. They transcend our size and growth rate, so regardless of how large we become, by maintaining our core values we are able to preserve what has always been special about our Company. Our five stated core values include:

•	selling the highest quality natural and organic products available;

•	satisfying and delighting our customers;

•	supporting team member happiness and excellence;

•	creating wealth through profits and growth; and

•	caring about our communities and our environment.

These core values speak to our belief in a balanced way of doing business. They very succinctly express the purpose of our business, which is not only to make profits, but to create value for all of our major stakeholders – our customers, team members, suppliers, investors, and the community and environment. All are linked interdependently. In 2006, Business Ethics magazine ranked us number 47 on its “100 Best Corporate Citizens List for 2006,” a list honoring companies that excel at serving a variety of stakeholders well.

Foundations

In 2005, we created two independent, non-profit organizations, the Animal Compassion FoundationTM and Whole Planet FoundationTM, designed to reach the larger community stakeholder. The two private foundations were initially funded with seed money totaling over $1 million raised from two global “Five Percent Days,” in which five percent of the amount of all customer purchases at our stores were donated to the foundations. Both foundations, which are based in Austin, Texas and have their own boards of directors, are aligned with the mission we set forth more than 25 years ago with respect to community involvement and responsibility. As we have grown and are doing more business around the world, we believe it has become increasingly important for us to extend our vision of “community” from our backyards to the global markets in which we are trading.

The Animal Compassion Foundation was established as a natural progression of our efforts to help producers evolve their practices for raising farm animals naturally and humanely. The foundation’s mission is to provide education and research services to assist and inspire ranchers and meat producers from around the world to adopt more humane practices and achieve a higher standard of animal welfare excellence while still maintaining economic viability. The foundation is focusing on four primary areas:

•	searching the globe for ideas and innovations from ranchers and farmers who are raising their animals compassionately;

•	creating a worldwide network of animal compassionate producers to share knowledge and improve practices;

•	collecting knowledge of compassionate animal husbandry methods in an online library to assist interested producers in successfully adopting these ideas; and

•	providing research money to producers for on-farm research and to animal scientists to seek solutions to current husbandry issues.

The mission of the Whole Planet Foundation is to create economic partnerships with the poor in developing-world communities that supply our stores with products through innovative assistance for entrepreneurship, including the funding of community partnership projects and the funding of micro-credit loans through partnerships with micro-financing institutions. Micro-credit is a system designed by Professor Muhammad Yunus, founder of the Grameen Bank in Bangladesh and recipient of the 2006 Nobel Peace Prize. Its sole purpose is to give the poor access to credit without requiring contracts or collateral, enabling them to rise out of poverty through their own efforts. The Whole Planet Foundation believes the Grameen micro-credit program is the best system available for combating poverty in developing countries and is partnering with Grameen in all existing and future projects. To date, the foundation has provided funding for more than $375,000 in loans to over 2,200 women in the Limon Province of Costa Rica where Whole Foods Market buys pineapples and bananas, and in the Lake Atitlan Region of Guatemala, a central highland region renowned for its coffee production. Borrowers are utilizing the loans for home-based businesses such as poultry and pig farming, agriculture, furniture making, tailoring, and selling handicrafts, homemade and bakery-made foods, clothing and footwear. The foundation plans to expand to Assam, India, where Whole Foods Market buys tea, and other Latin American, African and Asian countries in the near future.

Products

We offer a broad and differentiated product selection with a strong emphasis on perishable foods designed to appeal to both natural foods and gourmet shoppers. Most of our products are from natural food vendors; however, we do sell certain conventional national brands that meet our quality standards.

Quality Standards

A primary part of our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. We evaluate quality in terms of nutrition, freshness, appearance and taste. Our search for quality is a never-ending process involving the careful judgment of buyers throughout the Company.

•	We carefully evaluate each and every product that we sell.

•	We feature foods that are free of artificial preservatives, colors, flavors, sweeteners and hydrogenated fats.

•	We are passionate about great tasting food and the pleasure of sharing it with others.

•	We are committed to foods that are fresh, wholesome and safe to eat.

•	We seek out and promote organically grown foods.

•	We provide food and nutritional products that support health and well-being.

We monitor the production and environmental practices of our seafood suppliers and support the seafood sustainability work of the Marine Stewardship Council. From time to time, we have stopped selling seafood species that are considered endangered by a consensus of seafood experts. In addition, Whole Foods Market has encouraged innovative animal production practices to improve the quality and safety of the meat and poultry sold in our stores, while also supporting humane living conditions for the animals. For this reason, we refuse to sell commercial veal from tethered calves, foie gras from force-fed ducks and live lobsters.

We strictly monitor how the animals are raised and what they are fed. Our standards ensure that the meat and poultry we sell are:

•	raised without added growth hormones or antibiotics;

•	never fed animal by-products;

•	raised by farmers and ranchers who care about the animals and the environment in which they live; and

•	monitored from the farm to our stores to ensure compliance with our strict animal welfare and food safety quality standards.

Animal Compassionate Standards

Whole Foods Market is strongly committed to helping create alternatives to the “factory farm” methods of raising livestock. In October 2003, we began working species-by-species on farm animal treatment standards that go above and beyond our existing strict standards. The new standards of production and processing have been developed through a consultative multi-stakeholder process in cooperation with producers, animal welfare advocacy groups, animal welfare scientists, and an independent standards auditor. We believe the needs of an animal should be the first criteria in the development of standards, with a focus on providing environments and conditions for each species that support the animal’s natural physical, emotional and behavioral well-being. Producers who successfully meet our voluntary standards will be able to label their products with a special designation. Our new “Animal Compassionate” standards started in November 2003 with the development of enhanced animal welfare standards for ducks. In fiscal year 2005, we completed work on enhanced standards for pigs, sheep and cattle. In fiscal year 2006, we added standards for broiler chickens and hired our first animal compassion field buyer to work exclusively on developing sources of animal products that meet our new strict standards. “Animal Compassionate” standards for other meat species, laying hens and dairy animals are currently under development.

Product Categories

Our product categories include, but are not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), Whole Body (nutritional supplements, vitamins, body care and educational products such as books), floral, pet products and household products.

Perishable products accounted for approximately 67% of our total retail sales in fiscal year 2006, up from approximately 57% of our total retail sales 11 years ago. We believe our heavy emphasis on perishable products differentiates us from conventional supermarkets and helps us attract a broader customer base. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods. We believe it is our strength of execution in perishables that has attracted many of our most loyal shoppers.

Locally Grown

Our history and reputation are intimately linked to our support of local farmers. For more than 25 years, we have provided our customers with the broadest possible selection of the highest quality produce available. Our search for produce begins right outside our front door in every community where we do business. We are permanently committed to buying from local producers whose fruits and vegetables meet our high quality standards, particularly those who farm organically and are themselves dedicated to environmentally friendly, sustainable agriculture. We are greatly increasing our efforts in this regard by further empowering our individual store and regional buyers to seek out locally grown products.

Whole Foods Market currently purchases produce from over 2,400 different farms through various suppliers. Of the Company’s top 10 produce suppliers, seven represent independent farms with privately held ownership. We believe we can and should do more to support local farmers. To that end, we have established a budget of up to $10 million annually to promote local agriculture, especially animal agriculture, wherever we have stores through long-term loans at low interest rates. In addition, in certain areas, we are now providing space in our parking lots weekly for local farmers to sell their products directly to our customers, working in concert with existing farmers’ markets when possible. Our stores have excellent locations and heavy customer traffic to help these farmers’ markets flourish, and their presence at our stores provides more local choices for our customers.

Private Label

Because of the relative lack of nationally-recognized brands in the natural products marketplace, we believe we have a unique private label opportunity. We have taken advantage of this opportunity and over the last several years have significantly expanded our private label resources and offerings, which currently feature about 1,800 SKUs and comprise three corporate brands – 365 Everyday Value, 365 Organic and the Whole Brands family. In addition to these nationally-driven programs, we have a number of store-made and regionally-made fresh items sold under the Whole Foods Market label. We also offer specialty and organic coffees and teas through our Allegro Coffee Company subsidiary. Our private label sales in grocery and nutrition accounted for approximately 16% of our total sales in those product categories in fiscal year 2006, up from 15% of our total sales in fiscal year 2005. Total private label sales across all teams accounted for approximately 8% of our retail sales in fiscal year 2006, up from 7% of our retail sales in fiscal year 2005, reflecting the roll-out of more than 350 new items in fiscal year 2006. We believe our private label sales could grow to a much higher percentage of our sales over time, as we continue to focus on the rapid development and growth of our product lines.

•	365 Everyday Value. In 1997, we introduced a line of products under the “365” label emphasizing everyday value. These products meet our quality standards but are generally less expensive than the alternative products we sell. Our qualitative and quantitative research indicates that the “365” line is a highly recognized and trusted brand with Whole Foods Market shoppers.

•	365 Organic Everyday Value. In 2002, we expanded our private label program with the introduction of our “365 Organic” line. The “365 Organic” brand provides all of the benefits of organic food at reduced prices. In 2003, we expanded this program into non-grocery departments, including a successful line of organic fresh vegetables, and in 2006, we began the process of re-branding our Whole Kids Organic line, first introduced in 1998, under the “365 Organic” label with some new kid-friendly designs.

•	Whole Brands. In 2004, we introduced a new family of “Whole Brands,” each aligned with department-specific quality and sourcing standards. Included under the “Whole Brands” umbrella are “Whole Kitchen” for pre-packaged fresh and frozen grocery, “Whole Treat” for frozen desserts, cookies and candies, “Whole Catch” for pre-packaged fresh and frozen seafood items, “Whole Fields” for produce and produce support items, “Whole Pantry” for items such as herbs, spices and condiments, “Whole Creamery” for cheeses, “Whole Ranch” for pre-packaged fresh and frozen meat, and “Whole Paws” for tasty and healthful pet food. These brands go beyond the basics, offering unique items, including innovative formulations, that embody our high quality standards and supplement our base value line of “365” and “365 Organic” items. Items within “Whole Brands” share a consistent logo format and packaging so that our customers know each is part of a greater family.

Economic Value Added

We use Economic Value Added (“EVA”™) as a basis for our business decisions and for determining incentive compensation. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge for the cost of invested capital necessary to generate those profits. We believe that one of our core strengths is our decentralized culture, where decisions are made at the store level, close to the customer. We believe this is one of our strongest competitive advantages and that EVA is the best financial framework that team members can use to help make decisions that create sustainable shareholder value.

We use EVA extensively for capital investment decisions, including evaluating new store real estate decisions and store remodeling proposals. We only invest in projects that we believe will add long-term value to the Company. The EVA decision-making model also enhances operating decisions in stores. Our emphasis is on EVA improvement, as we want to challenge our teams to continue to innovate and grow EVA in new ways. We believe that opportunities always exist to increase sales and margins, to lower operating expenses and to make investments that add value in ways that benefit all of our stakeholders. We believe that focusing on EVA improvement encourages continuous improvement of our business.

Over 700 leaders throughout the Company are on EVA-based incentive compensation plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team (store team leaders and assistant store team leaders) in all stores. Incentive compensation for each of these groups is determined based on relevant EVA measures at different levels, including the total Company level, the regional level, the store or facility level, and the team level. We believe using EVA in a multi-dimensional approach best measures the results of decisions made at different levels of the Company. We expect EVA to remain a significant component of our compensation structure throughout the Company in the coming years.

Information about our EVA financial results is not presented because of rules adopted by the Securities and Exchange Commission (“SEC”) regarding non-GAAP financial measures. Additional information about our EVA financial results is available on our corporate website at www.wholefoodsmarket.com but is not incorporated by reference into this Form 10-K.

Growth Strategy

Whole Foods Market’s growth strategy is to expand primarily through new store openings. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new markets, including international markets. Our new stores typically range in size between 50,000 and 60,000 square feet and are located on premium real estate sites. To a lesser extent, we have also grown through acquisitions, with approximately 21% of our existing square footage coming from acquisitions. Because the natural foods retailing industry is highly fragmented and comprised of many smaller local and regional chains, we may continue to pursue acquisitions of smaller chains that provide access to desirable markets, locations and experienced team members. Such acquisitions, however, are not expected to impact our future store growth or financial results due to the size of the Company’s existing store base.

We have an ongoing relocation strategy and actively relocate some of our smaller stores to larger locations with improved visibility and parking each year. For stores relocated in fiscal years 2001 through 2006, the overall average increase in size was approximately 71%. Our historical store growth is summarized below:

	2006	2005	2004	2003	2002
Stores at beginning of fiscal year	175	163	145	135	126
Stores opened	13	15	12	12	11
Acquired stores	1	—	7	—	3
Relocations and closures	(3)	(3)	(1)	(2)	(5)

Stores at end of fiscal year	186	175	163	145	135

Total gross square footage at end of fiscal year (in thousands)	6,377	5,819	5,145	4,545	4,098

As of November 2, 2006, we had signed leases for 88 stores scheduled to open through fiscal year 2010 totaling approximately 5.0 million square feet, or approximately 77% of our existing square footage. These stores, which average approximately 56,000 square feet in size and are roughly 62% larger than the average size of our existing store base, include 18 relocations and 21 new markets. Our historical growth in stores in development is summarized below:

	November 2, 2006	November 9, 2005	November 10, 2004	November 30, 2003	November 29, 2002
Stores in development	88	65	53	35	19
Average size – gross square feet	56,000	55,000	49,000	45,000	41,000
Total gross square footage in development (in thousands)	5,003	3,626	2,594	1,607	855

We currently operate four stores in excess of 65,000 gross square feet and have an additional 17 stores of that size in development, five of which are relocations. We expect these larger format stores to deliver strong returns over time as we believe they appeal to a broader customer base, will take longer to reach maximum capacity, and will create a higher barrier to entry making them less vulnerable to competition.

Tender dates provide some visibility on the timing of our new store openings. For accounting purposes, a lease is considered tendered on the date we take possession of the leased space for construction and other purposes, which is typically when the shell of the store is complete or close to completion. As of November 2, 2006, 13 of our 88 stores in development had been tendered to us. These 13 stores represent approximately 691,000 square feet.

The “tender period” is defined as the length of time between a store’s tender date and opening date, and will vary depending on several factors, some of which are outside of our control. These factors include the size of the store and complexity of site development, the impact of weather and unforeseen environmental issues, and issues surrounding construction labor unions and local government authorities, among other things. For stores opened during the past two fiscal years, the average tender period was 8.6 months.

The following table provides information about the Company’s store development activities:

	Stores Opened During Fiscal Year 2006	Leases Tendered as of November 2, 2006	Total Leases Signed as of November 2, 2006
Number of stores (including relocations)	13	13	88
Number of relocations	2	1	18
New markets	4	2	21
Average store size (gross square feet)	50,200	53,200	56,000
As a percentage of existing store average size	147%	154%	162%
Total square footage	653,000	691,000	5,003,000
As a percentage of existing square footage	10%	11%	77%
Average pre-opening expense per store	$1.9 million
Average pre-opening rent per store	$0.7 million
Average tender period	7.8 months

Site Selection

Most of our stores are located in high-traffic shopping areas and are either freestanding or in a strip center. We also have a number of urban stores located in high-density, mixed-use projects. In selecting store locations, we use an internally developed model to analyze potential markets based on various criteria such as education levels, population density and income levels within certain drive times. We primarily seek to open large-format stores, which typically range in size between 50,000 to 60,000 square feet and are located on premier real estate sites, often in urban, high-population locales. After we have selected a target site, our development group does a comprehensive site study and sales projection. Each project must meet an internal EVA hurdle return, which is generally cumulative positive EVA within seven years.

The required cash investment for new stores varies depending on the size of the store, geographic location, degree of work performed by the landlord and complexity of site development issues. For stores opened during the past two fiscal years averaging 49,400 square feet in size, our new store investment has averaged approximately $12.9 million excluding pre-opening and relocation expenses, which have averaged approximately $1.9 million per store.

Store Operations

Team Approach to Store Operations

We strive to promote a strong Company culture featuring a team approach to store operations that we believe is distinctly more empowering of employees than that of the traditional supermarket. Our domestic stores each employ between 40 and 650 team members who comprise up to 13 teams per store, each led by a team leader. Each team within a store is responsible for a different product category or aspect of store operations such as customer service, prepared foods, or grocery, among others. Just as we have a regionally-focused framework, we also promote a decentralized team approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible. Twice yearly, our team members are asked to complete a confidential, third party-administered team leader survey, which provides them with an opportunity to give their leaders constructive feedback.

We believe team members are inspired by work that provides them with a greater sense of purpose and mission. For many team members, their job is an extension of their personal philosophy and lifestyle. Many team members have said they believe they are contributing to the good of others by selling clean and nutritious foods, by contributing to long-term sustainable agriculture and by promoting a pesticide-free and healthier environment.

We strive to create a Company-wide consciousness of “shared fate” by uniting the interests of team members as closely as possible with the interests of our shareholders. One way we reinforce this concept is through a gainsharing program rewarding a team’s labor productivity. We also encourage stock ownership among team members through the following programs:

•	Team Member Stock Option Plan. All full-time and part-time team members are eligible to receive a grant of stock options each year. The annual grant has two components: (i) Annual Leadership Grants to recognize and incentivize team member performance; and (ii) Service Hour Grants to recognize team member service to the Company. In 2006 our Board of Directors awarded approximately 1.4 million options to 11,758 team members. Of these stock options, 94% were granted to non-executives, with 46% awarded as Service Hour Grants alone.

•	Team Member Stock Purchase Plan. Through bi-weekly payroll deductions, full-time team members may elect to purchase unrestricted shares of our stock at 100% of market value or restricted shares at 85% of market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. The shares are purchased for the plan participants on a quarterly basis. Approximately 3,700 team members currently participate in this plan.

•	Team Member 401(k) Plan. Whole Foods Market stock is an investment option within the Company’s 401(k) plan.

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

Purchasing and Distribution

Our buyers purchase products for retail sale from local, regional and international wholesale suppliers and vendors. The majority of our purchasing occurs at the regional and national levels. This enables us to negotiate better volume discounts with major vendors and distributors, while allowing our regional and store buyers to focus on local products and the unique product mix necessary to keep a neighborhood market feel in our stores. We are increasingly focusing more of our purchasing on producer- and manufacture-direct programs, and we remain committed to buying from local producers that meet our high quality standards.

We own two produce procurement centers which facilitate the procurement and distribution of the majority of the produce we sell. We also operate a national meat purchasing office, three seafood processing and distribution facilities, a specialty coffee procurement and roasting operation, and nine regional distribution centers, which distribute a full range of products to our stores across the U.S., Canada and the United Kingdom, In addition, we have six regional commissaries and 11 bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

United Natural Foods is our single largest third-party supplier, accounting for approximately 22% of our total purchases in fiscal year 2006. In November, we extended our long-term relationship with United Natural Foods as our primary supplier of dry grocery and frozen food products. This seven-year agreement will allow us to concentrate our capital and resources on executing on our new store development pipeline, as well as focus our internal distribution efforts around key perishable departments including produce, prepared foods, bakery, seafood and meat.

Marketing

We spend less on advertising and marketing than conventional supermarkets – approximately 0.4% of our total sales in fiscal year 2006, instead relying primarily on word-of-mouth recommendations and testimonials from our shoppers, as well as the publicity and excitement generated by our new store openings. We allocate our marketing budget among region-wide programs, our individual stores’ marketing efforts, and a national brand awareness initiative focusing primarily on national in-store marketing programs and national and major market public relations. Our stores spend most of their marketing budgets on in-store marketing-related activities, including signage and in-store events such as taste fairs, classes, tours and product samplings. To create goodwill and develop a high profile within the community, each store also has a separate budget for making contributions to a variety of philanthropic and community activities. We presently contribute at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Customer Service

Our most important core value is to satisfy and delight our customers, because without our customers, we would have no business. We genuinely care about the well-being of our customers and empower our team members to do whatever it takes to meet or exceed their expectations on every shopping trip. By doing so, we turn our customers into advocates for our business, who do more than shop with us; they recommend Whole Foods Market to their friends and others. We want to serve our customers competently, efficiently, and knowledgeably. We believe that we generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store “Take Action” centers as well as on our corporate website at www.wholefoodsmarket.com, which features hundreds of recipes and a library of information about environmental, legislative, food safety and product quality issues.

Team Members

As of September 24, 2006, we had approximately 41,500 team members, including approximately 36,200 full-time, 3,200 part-time and 2,000 temporary team members. We are proud that 92% of our permanent team members are full-time team members, which we believe is very high for the food retailing industry and allows us to better serve our customers.

One of our core values is supporting team member happiness and excellence, and we believe our innovative and egalitarian work environment with team members involved at all levels of our business is a major reason for our success. We believe happy team members create happy customers, happy customers create happy investors, and team members have a voice in shaping the direction of our Company and their future are empowered to make Whole Foods Market not only a great place to shop but also a great place to build a career. All of our full-time and part-time team members are eligible to receive stock options. In addition, team members are encouraged to take an active role in choosing the benefits made available by the Company by participating in a Company-wide benefits vote every three years. The Company’s second vote was held in fiscal year 2006 to determine the benefits program that will be in place from 2007 through 2009. Approximately 77% of eligible team members voted in this important process, resulting in a benefits package that reflects the needs and desires of the majority of team members in the Company. One outcome of the vote is that Whole Foods Market provides healthcare at no cost to eligible full-time team members. Eligible full-time team members work 30 or more hours per week and have worked a minimum of 800 service hours. Dependent healthcare premiums are shared based on a team member’s tenure with the Company (the team member’s share decreases as his/her tenure increases.)

For the past nine years, our team members have helped Whole Foods Market become one of Fortune magazine’s “100 Best Companies to Work for in America.” In scoring companies, Fortune places the greatest weight (two-thirds of the total) on responses to a random survey of 400 employees, with the remainder being Fortune’s evaluation of each company’s credibility, respect, fairness and pride/camaraderie. Ranking number 15 in 2006, our highest ever, we are one of only 20 companies in Fortune’s “Hall of Fame” which includes only those companies that have made the “100 Best” list all nine years since its inception.

Competition

Food retailing is a large, intensely competitive industry. Our competition varies from region to region and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, smaller specialty stores, and restaurants, each of which competes with us on the basis of product selection, quality, customer service, price or a combination of these factors. We believe our commitment to high quality standards, our focus on customer service, and our competitive prices on comparable products differentiates us in this segmented marketplace.

Natural and organic food is one of the fastest growing segments of food retailing today. Most supermarkets offer at least a limited selection of these products, while some have chosen to expand their selection more aggressively. We believe it works to our benefit for conventional supermarkets to offer natural and organic products for two reasons: first, it helps fulfill our Company mission to improve the health, well-being and healing of both people and the planet, and second, it helps create new customers for us by creating a gateway experience. As more people are exposed to the benefits of natural and organic products, we believe they are more likely to become Whole Foods Market customers since we are the category leader for natural and organic products, offering what we believe is the largest selection and most informed customer service at competitive prices. We believe competition makes us a better retailer. We are constantly evolving, innovating and maturing, and we have a long track record of responding to and improving with competition. We believe we are better positioned from a value and price perspective today than we ever have been. Our buy-side initiatives are continuing to deliver opportunities that will allow us to be more price competitive; we are leveraging our global buying power to the benefit of our customers. On the sell side, our innovation will accelerate over the next few years as we continue to redefine the marketplace and further differentiate our stores, products, and customer experience from the competition.

We believe our strong comparable store sales growth, which historically has been significantly higher than the industry average, is evidence of this gateway experience and of our ability to evolve faster than our competition.

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

Margaret Wittenberg, our Vice President of Global Communications and Quality Standards, has served on numerous government boards and industry committees to create and strengthen the USDA’s Organic Rule and to counsel the USDA and the EPA on pesticide tolerance levels, the use and labeling of GMOs in the food chain, and preserving marine fisheries.

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: “365 Everyday Value,” “365 Organic Everyday Value,” “AFA,” “Allegro Coffee Company,” “Animal Compassionate,” “Bread & Circus,” “Fresh & Wild,” “Fresh Fields,” “Global Local,” “Green Mission,” “Harry’s Farmers Market,” “Merchant of Vino,” “Mrs. Gooch’s,” “Vine Buys,” “Wellspring,” “Whole Baby,” “Whole Foods Market,” “Whole Foods, Whole People, Whole Planet,” and “Whole Kids Organic.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

wholefoodsmarket.com

Our corporate website at www.wholefoodsmarket.com provides detailed information about our Company and history, product offerings and store locations, with hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. Access to the Company’s SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings, and all amendments to those reports, is also available through our website free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. As with our stores, the focus of our website is customer service. We believe our website provides us with an opportunity to further our relationships with customers, suppliers and investors, to educate them on a variety of issues, and to improve our service levels.

We have included our website address only as an inactive textual reference. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the name, age, tenure with the Company in years, and position of each of the persons who was serving as an executive officer of the Company as of November 19, 2006:

Name	Age	Tenure	Position
John P. Mackey	53	28	Chairman of the Board and Chief Executive Officer
A.C. Gallo	53	13	Co-President and Chief Operating Officer
Walter Robb	53	15	Co-President and Chief Operating Officer
Glenda Chamberlain	53	18	Executive Vice President and Chief Financial Officer
James P. Sud	54	9	Executive Vice President of Growth and Business Development
Lee Valkenaar	50	19	Executive Vice President of Global Support

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

Glenda Chamberlain has served as Executive Vice President and Chief Financial Officer of the Company since December 1988.

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

Regional Presidents

The following table sets forth the name, age, tenure with the Company in years, and position of each of the persons who was serving as a regional president of the Company as of November 19, 2006:

Name	Age	Tenure	Position
Scott Allshouse	44	6	President, South Region
Michael Besancon	60	12	President, Southern Pacific Region
Patrick Bradley	46	20	President, Midwest Region
Mark Dixon	44	23	President, Southwest Region
Anthony Gilmore	46	10	President, Northern California Region
David Lannon	40	13	President, North Atlantic Region
Ron Megahan	36	17	President, Pacific Northwest Region
Kenneth Meyer	38	11	President, Mid-Atlantic Region
Christina Minardi	40	11	President, Northeast Region
Juan Nunez	48	24	President, Florida Region
William Paradise	46	16	President, Rocky Mountain Region

Scott Allshouse has served as President of the South Region since November 2004. Mr. Allshouse has held various positions since joining the Company in 2000, including Store Team Leader and Vice President of the South Region.

Michael Besancon has served as President of the Southern Pacific Region since February 2001. Mr. Besancon has held various positions with the Company since 1994, including Purchasing Director, Vice President of the Southern Pacific Region and President of the Mid-Atlantic Region.

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

We May Experience Significant Fluctuations in Our Comparable Store Sales

Our comparable store sales in the future could fluctuate or be lower than our historical average for many reasons including new and acquired stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing markets, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against above-average sales results in the prior year. Results of operations may be materially impacted by fluctuations in our comparable store sales as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

We May Experience Significant Fluctuations in Our Quarterly Operating Results

Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, increases in store operating costs, possible supply shortages, extreme weather-related disruptions, including hurricanes and earthquakes, and potential uninsured casualty losses or other losses. In addition, our quarterly operating results may fluctuate significantly as the result of the timing of new store openings and pre-opening costs, the timing of acquisitions, the range of operating results generated from newly opened stores and changes in estimates associated with the disposal of discontinued operations. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings.

Increased Competition May Have an Adverse Effect on Profitability

Our competitors currently include other natural foods supermarkets, conventional and specialty supermarkets, other natural foods stores, membership warehouse stores, small specialty stores and restaurants. These businesses compete with us in one or more product categories. In addition, some traditional and specialty supermarkets are expanding more aggressively in marketing a range of natural foods, thereby competing directly with us for products, customers and locations. Some of these potential competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

Our Business May be Sensitive to Economic Conditions that Impact Consumer Spending

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates, tax rates fuel and energy costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to our competitors. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

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

Unions May Attempt to Organize Our Team Members

Unions have from time to time attempted to organize all or part of our team member base at certain stores and non-retail facilities. Responding to such organization attempts is distracting to management and team members and may have a negative financial impact on a store, facility or the Company as a whole.

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

The USDA’s Organic Rule, implemented into federal law on October 21, 2002, facilitates interstate commerce and the marketing of organically produced food and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule could pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

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

A Widespread Health Epidemic Could Materially Impact Our Business

The Company’s business could be severely impacted by a widespread regional, national or global health epidemic. Our stores are a place where customers come together, interact and learn while at the same time discovering the many joys of eating and sharing food. A widespread health epidemic may cause customers to avoid public gathering places or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could also adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

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

Perishable Foods Product Losses Could Materially Impact Our Results

We believe our stores more heavily emphasize perishable products than conventional supermarket stores. Perishable products accounted for approximately 67% of our total retail sales in fiscal year 2006. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

Our Stock Price Is Volatile

The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results, changes in earnings estimates by securities analysts, publicity regarding us, our competitors, the natural products industry generally, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically, sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock.

Changes in the Number of Stock Option Exercises Could Impact Our Cash Flow

Our cash flow from the exercise of team member stock options may be adversely affected in the future by fluctuations in the market price of our common stock, changes in income tax law, and changes in the number of stock options we grant.

Capital Needed for Expansion May Not Be Available

The opening or acquisition of new stores and the development of new production and distribution facilities require significant amounts of capital. In the past, our growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, internally generated cash flow, and proceeds from stock option exercises. These and other sources of capital may not be available to us in the future. In addition, restrictive covenants that may be imposed by our lenders may restrict our ability to fund our growth.

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

Changes in Accounting Standards Could Materially Impact Our Results

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, leases, income taxes and share-based compensation, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations.

Effective Tax Rate Changes and Results of Examinations by Taxing Authorities Could Materially Impact Our Results

Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states or countries where we have lower statutory rates and higher than historical results in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

The Company May Discontinue Paying Dividends in the Future

The Company’s dividend payments at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. There is no guarantee that the Company will pay dividends in the future.

Failure of our Internal Control Over Financial Reporting Could Materially Impact our Business and Results.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of September 24, 2006, we operated 186 stores: 177 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and six stores in the United Kingdom. We own four stores, two distribution facilities and land for two stores in development. We also own a store and a building leased to third parties on leased land, and have ten stores in development on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from one to 35 years. We have options to renew most of our leases in five-year increments with renewal periods ranging from five to 50 years. The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 24, 2006:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Arizona	2	Maine	1	Ohio	1
California	40	Maryland	7	Oregon	1
Colorado	7	Massachusetts	17	Pennsylvania	7
Canada	3	Michigan	4	Rhode Island	2
Connecticut	2	Minnesota	2	South Carolina	2
District of Columbia	3	Missouri	1	Texas	13
Florida	8	Nebraska	1	United Kingdom	6
Georgia	7	Nevada	2	Virginia	7
Illinois	9	New Jersey	8	Washington	3
Kansas	1	New Mexico	2	Wisconsin	2
Kentucky	1	New York	6
Louisiana	3	North Carolina	5

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market under the symbol “WFMI.”

On December 30, 2005, Standard & Poor’s added our stock to the S&P 500 index.

The following sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2006 and 2005:

	High	Low
2006
September 26, 2005 to January 15, 2006	$79.90	$61.30
January 16, 2006 to April 9, 2006	74.77	58.87
April 10, 2006 to July 2, 2006	74.00	59.42
July 3, 2006 to September 24, 2006	65.49	46.91

2005
September 27, 2004 to January 16, 2005	$48.74	$39.52
January 17, 2005 to April 10, 2005	53.39	44.14
April 11, 2005 to July 3, 2005	61.46	48.00
July 4, 2005 to September 25, 2005	69.85	58.50

As of November 19, 2006, there were 1,625 holders of record of Whole Foods Market’s common stock, and the closing stock price was $49.40.

Following is a summary of dividends declared in fiscal years 2006 and 2005 (in thousands, except per share amounts):

Date of Declaration	Dividend per Share	Date of Record	Date of Payment	Total Amount
Fiscal year 2006:
November 9, 2005	$0.15	January 13, 2006	January 23, 2006	$20,918
November 9, 2005	2.00	January 13, 2006	January 23, 2006	277,904
March 6, 2006	0.15	April 14, 2006	April 24, 2006	21,004
June 13, 2006	0.15	July 14, 2006	July 24, 2006	21,186

Fiscal year 2005:
November 10, 2004	$0.10	January 7, 2005	January 17, 2005	$12,088
April 5, 2005	0.13	April 15, 2005	April 25, 2005	16,345
June 7, 2005	0.13	July 15, 2005	July 25, 2005	16,834
September 14, 2005	0.13	October 14, 2005	October 24, 2005	17,063

On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share that was paid on October 23, 2006 to shareholders of record on October 13, 2006. On November 2, 2006, the Company’s Board of Directors approved another 20% increase in the Company’s quarterly dividend to $0.18 per share, payable on January 22, 2007 to shareholders of record on January 12, 2007. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. During the fourth quarter of fiscal year 2006, the Company repurchased approximately 2.0 million shares of Company common stock on the open market through August 10, 2006. The average price per share paid was $49.85, for a total of approximately $100 million.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal year 2006 by fiscal period, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $200 million share repurchase program as of the end of fiscal 2006 (in thousands, except per share amounts):

Fiscal Period	Total Number Of Shares	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2006 through August 27, 2006	2,005	$49.85	2,005	$100,036

At September 25, 2005, we had no shares of Company common stock in treasury.

On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million over the next three years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources and line of credit availability. The repurchase program may be suspended or discontinued at any time without prior notice.

On November 9, 2005, the Company’s Board of Directors approved a two-for-one stock split, distributed on December 27, 2005 to shareholders of record at the close of business on December 12, 2005. The stock split was effected in the form of a 100% stock dividend. Shareholders received one additional share of Whole Foods Market common stock for each share owned. All shares reserved for issuance pursuant to the Company’s stock option and stock purchase plans were automatically increased by the same proportion. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares were adjusted proportionately. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the effect of the stock split. This was the Company’s third stock split since going public in January 1992. The Company previously effected two-for-one stock splits in the form of a 100% stock dividend on November 29, 1993 and on June 4, 2001.

The following table summarizes information about our Company’s equity compensation plans by type as of September 24, 2006 (in thousands, except per share amounts):

Plan Category	Options Outstanding	Weighted Average Exercise Price	Options Available for Future Issuance
Approved by security holders	18,275	$48.82	6,532
Not approved by security holders	—	—	—

Total	18,275	$48.82	6,532

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

	Sept. 24, 2006	Sept. 25, 2005	Sept. 26, 2004	Sept. 28, 2003	Sept. 29, 2002
Consolidated Statements of Operations Data (1)
Sales	$5,607,376	$4,701,289	$3,864,950	$3,148,593	$2,690,475
Cost of goods sold and occupancy costs	3,647,734	3,052,184	2,523,816	2,070,334	1,758,281

Gross profit	1,959,642	1,649,105	1,341,134	1,078,259	932,194
Direct store expenses	1,421,968	1,223,473	986,040	794,422	677,404
General and administrative expenses	181,244	158,864	119,800	100,693	95,871
Pre-opening and relocation costs	37,421	37,035	18,648	15,765	17,934

Operating income	319,009	229,733	216,646	167,379	140,985
Other income (expense):
Interest expense	(32)	(2,223)	(7,249)	(8,114)	(10,384)
Investment and other income	20,736	9,623	6,456	5,593	2,056

Income before income taxes	339,713	237,133	215,853	164,858	132,657
Provision for income taxes	135,885	100,782	86,341	65,943	53,063

Net income	$203,828	$136,351	$129,512	$98,915	$79,594

Basic earnings per share	$1.46	$1.05	$1.06	$0.84	$0.71

Weighted average shares outstanding	139,328	130,090	122,648	118,070	112,770

Diluted earnings per share	$1.41	0.99	$0.99	$0.79	$0.66

Weighted average shares outstanding, diluted basis	145,082	139,950	135,454	130,660	126,680

Dividends declared per share	$2.45	$0.47	$0.30	$—	$—

Consolidated Balance Sheets Data
Net working capital	$114,211	$254,146	$151,147	$121,574	$(4,157)
Total assets	2,042,996	1,889,296	1,521,006	1,213,568	959,937
Long-term debt (including current maturities)	8,655	18,864	170,743	168,715	167,741
Shareholders’ equity	1,404,143	1,365,676	949,638	744,976	562,658

Operating Data
Number of stores at end of fiscal year	186	175	163	145	135
Average store size (gross square footage)	34,000	33,000	32,000	31,000	31,000
Average weekly sales per store	$593,000	$537,000	$482,000	$424,000	$393,000
Comparable store sales increase (2)	11.0%	12.8%	14.9%	8.6%	10.0%
Identical store sales increase (2)	10.3%	11.5%	14.5%	8.1%	8.7%

(1)	All fiscal years presented were 52-week years.
(2)	Sales of a store are deemed to be “comparable” commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude sales for remodels with expansions of square footage greater than 20% and relocations. Stores closed for eight or more days due to unusual events such as fires, snowstorms or hurricanes are excluded from the comparable and identical store base in the first fiscal week of closure until re-opened for a full fiscal week.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of September 24, 2006, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 186 stores: 177 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and six stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first one to three years of operations. Our results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2006, 2005 and 2004 were 52-week years.

Fiscal Year 2006 Executive Summary

Sales for fiscal year 2006 totaled approximately $5.6 billion, an increase of approximately 19.3% over the prior year, driven by 14% weighted average square footage growth and comparable store sales growth of 11.0%. Average weekly sales for all stores in fiscal year 2006 totaled approximately $593,000, an increase of approximately 10.5% over prior year. We had sales per gross square foot of $899, an increase of approximately 3.5% over the prior year.

Net income for fiscal year 2006 totaled approximately $203.8 million, an increase of approximately 49.5% over the prior year. Diluted earnings per share for fiscal year 2006 per share totaled $1.41, increasing approximately 42.4% over the prior year .

Cash flows from operations for fiscal year 2006 totaled approximately $452.7 million. Our capital expenditures for fiscal year 2006 totaled approximately $340.2 million, of which approximately $208.6 million was for new store development. We opened 13 new stores during fiscal year 2006, and we ended the fiscal year with 186 stores.

At the end of fiscal year 2006, we had approximately $8.6 million in long-term debt, $62.3 million in cash and cash equivalent balances including restricted cash, and short-term investments in available-for-sale securities totaling approximately $193.8 million.

The Company’s Board of Directors declared three quarterly cash dividends of $0.15 per share and a special dividend of $2.00 per share during fiscal year 2006, for a total of approximately $341.0 million. On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share that was paid on October 23, 2006 to shareholders of record on October 13, 2006. On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share payable on January 22, 2007 to shareholders of record on January 12, 2007.

During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at September 24, 2006. The average price per share paid was $49.85, for a total of approximately $100 million.

On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million over the next three years.

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.1	64.9	65.3

Gross profit	34.9	35.1	34.7
Direct store expenses	25.4	26.0	25.5
General and administrative expenses	3.2	3.4	3.1
Pre-opening and relocation costs	0.7	0.8	0.5

Operating income	5.7	4.9	5.6
Other income (expense):
Interest expense	—	—	(0.2)
Investment and other income	0.4	0.2	0.2

Income before income taxes	6.1	5.0	5.6
Provision for income taxes	2.4	2.1	2.2

Net income	3.6%	2.9%	3.4%

Figures may not add due to rounding.

Sales

Sales totaled approximately $5.61 billion, $4.70 billion and $3.86 billion in fiscal years 2006, 2005 and 2004, respectively, representing increases of 19.3%, 21.6% and 22.8% over the previous fiscal years, respectively. Sales for all fiscal years shown reflect increases due to new stores opened and acquired and comparable store sales increases of approximately 11.0%, 12.8% and 14.9% in fiscal years 2006, 2005 and 2004, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales, which excludes sales for remodels with expansions of square footage greater than 20% and relocations, increased approximately 10.3%, 11.5% and 14.5% in fiscal years 2006, 2005 and 2004, respectively. Sales from relocations and remodels with expansions of square footage greater than 20% are excluded from identical store sales data to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days due to unusual events such as fires, snowstorms or hurricanes are excluded from the comparable and identical store base in the first fiscal week of closure until re-opened for a full fiscal week. Weighted average square footage growth from stores opened and acquired was approximately 14%, 13% and 9% for fiscal years 2006, 2005 and 2004, respectively. Sales for fiscal year 2004 were positively impacted by the United Food and Commercial Workers union strike at conventional grocery store retailers in Southern California during a span of approximately 20 weeks over our first and second quarters. Nineteen of our stores experienced an increase in sales due to the strike, 18 of which were in the comparable store base during those periods. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Gross profit totaled approximately $1.96 billion, $1.65 billion and $1.34 billion in fiscal years 2006, 2005 and 2004, respectively. Gross profit as a percentage of sales was 34.9%, 35.1% and 34.7% in fiscal years 2006, 2005 and 2004, respectively. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. We continue to find many opportunities to lower our cost of goods sold, and we selectively pass on those savings to our customers through lower prices. While our customers are not primarily focused on price, we are always seeking ways to improve our value image and aim to be competitively priced on a market-by-market basis on commodity-type products and on identical product brands in grocery and Whole Body; however, our perishables may be priced at a premium to reflect the higher quality, broader selection, and better customer service available in our produce, meat, seafood, bakery, specialty and prepared foods departments. One way we have improved our value to customers is through our private label products, which give us an opportunity to lower our prices through our scale and buying practices. We are committing additional resources to our private label team and expect private label to grow to a much higher percentage of our sales over time.

Direct Store Expenses

Direct store expenses totaled approximately $1.42 billion, $1.22 billion and $986.0 million in fiscal years 2006, 2005 and 2004, respectively. Direct store expenses as a percentage of sales was approximately 25.4%, 26.0% and 25.5% in fiscal years 2006, 2005 and 2004, respectively. Direct store expenses as a percentage of sales increased fiscal year 2005 principally due to share based compensation costs totaling approximately $10.1 million and natural disaster costs totaling approximately $13.4 million. For all years, higher direct operating expenses of new stores continue to have a partially offsetting impact on store contribution. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and Administrative Expenses

General and administrative expenses totaled approximately $181.2 million, $158.9 million and $119.8 million in fiscal years 2006, 2005 and 2004, respectively. General and administrative expenses as a percentage of sales were 3.2%, 3.4% and 3.1% in fiscal years 2006, 2005 and 2004, respectively. General and administrative expenses as a percentage of sales increased in fiscal year 2005 principally due to share based compensation costs totaling approximately $8.6 million and natural disaster costs totaling approximately $1.0 million. Fiscal year 2004 general and administrative expenses decreased as a percentage of sales due to our strong sales growth and focus on leveraging general and administrative expenses at both regional and national levels. The Company does not expect significant leveraging of general and administrative expenses as a percentage of sales in 2007 below historical levels.

Pre-opening and Relocation Costs

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred approximately nine months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening and relocation costs totaled approximately $37.4 million, $37.0 million and $18.6 million in fiscal years 2006, 2005 and 2004, respectively. Pre-opening and relocation costs as a percentage of sales were 0.7%, 0.8% and 0.5% in fiscal years 2006, 2005 and 2004, respectively. Stores newly opened and relocated were as follows:

	2006	2005	2004
New stores	11	12	11
Relocated stores	2	3	1

Total stores opened	13	15	12

The Company expects total pre-opening and relocation costs for fiscal year 2007 to range from approximately $68 million to $74 million. This significant year-over-year increase is due primarily to the anticipated acceleration in leases tendered and square footage opening in fiscal years 2007 and 2008, including the opening of 18 to 20 new stores in fiscal year 2007. Approximately $18 million to $24 million of this total relates to stores expected to open in fiscal year 2008. These ranges are based on estimated tender dates which are subject to change. The Company expects significantly higher-than-average pre-opening expense in fiscal year 2007 partially due to approximately $7 million related to its first Whole Foods Market store in London. Excluding this store, the Company expects total pre-opening and relocation expense for stores opening in fiscal year 2007 to average approximately $2.4 million per store, above the Company’s average of approximately $1.9 million for stores opened in fiscal year 2006 due primarily to higher accelerated depreciation related to relocations.

Interest Expense

Interest expense consists of costs related to our convertible subordinated debentures, senior notes and bank line of credit, net of capitalized interest associated with new store development and internally developed software. Interest expense, net of amounts capitalized, was approximately $32,000, $2.2 million and $7.2 million in fiscal years 2006, 2005 and 2004, respectively. These reductions in net interest expense reflect decreases in the carrying amount of our convertible subordinated debentures resulting from the voluntary conversion by debenture holders to shares of Company common stock over the three-year period. Additionally, the Company made the final principal payment of approximately $5.7 million to retire its senior notes on May 16, 2006. The Company had no amounts outstanding on its bank line of credit during fiscal years 2006, 2005 and 2004.

Investment and Other Income

Investment and other income includes investment gains and losses, interest income, rental income and other income totaling approximately $20.7 million, $9.6 million and $6.5 million in fiscal years 2006, 2005 and 2004, respectively. These increases in investment and other income primarily result from higher yields on investments and higher average investment balances. Investment and other income for fiscal year 2006 includes approximately $2.1 million of insurance proceeds related to Hurricane Katrina losses. During fiscal year 2004, we sold all of our investments in unrestricted and restricted common shares of Gaiam Inc. for approximately $1.8 million, resulting in a loss of approximately $0.5 million.

Income Taxes

Our effective tax rate on income was approximately 40.0%, 42.5% and 40.0% for fiscal years 2006, 2005 and 2004, respectively. The increase in our effective tax rate for fiscal year 2005 resulted primarily from the non-deductible portion of the expense recognized for the accelerated vesting of stock options during the fourth quarter. As of September 24, 2006 we had international operating loss carryforwards totaling approximately $32.5 million, of which approximately $11.8 million will begin to expire in fiscal year 2008 and approximately $20.7 million has an indefinite life. We have provided a valuation allowance of approximately $13.3 million for deferred tax assets associated with international operating loss carryforwards and capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized.

Share-based Compensation

The Company recognized share-based compensation costs totaling approximately $19.9 million in fiscal year 2005. During the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company recognized an estimated share-based compensation charge totaling approximately $17.4 million in fiscal year 2005 related to this acceleration, of which approximately $10.1 million is included in “Direct store expenses,” approximately $6.1 million is included in “General and administrative expenses,” and approximately $1.2 million is included in “Cost of goods sold and occupancy costs.” The Company also recognized share-based compensation in fiscal year 2005 totaling approximately $2.5 million for modification of terms of certain stock option grants and other compensation based on the intrinsic value of the Company’s common stock, which is included in “General and administrative expenses.” The Company’s effective tax rate for the fourth quarter and fiscal year 2005 was higher than its historical rate primarily due to the non-deductible portion of the expense recognized for the accelerated vesting of stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for SFAS No. 123R to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of SFAS No. 123R were effective for the Company’s first quarter of fiscal year 2006. The Company recognized share-based compensation costs under the requirements of SFAS No. 123R totaling approximately $9.4 million in fiscal year 2006, of which approximately $3.6 million is included in “Direct store expenses” in the Consolidated Statements of Operations, approximately $5.5 million is included in “General and administrative expenses,” and approximately $0.3 million is included in “Cost of goods sold and occupancy costs.” Included in the 2006 total expense is approximately $1.2 million for modification of terms of certain stock option grants and approximately $3.0 million to increase the estimated charge related to the 2005 acceleration based on actual experience.

The Company expects share-based compensation of approximately $2 million to $3 million per quarter in the first two quarters of fiscal year 2007 and approximately $3 million to $4 million per quarter in the third and fourth quarters of the fiscal year following the Company’s annual grant date early in the third quarter, when the majority of options are granted.

Natural Disaster Costs

The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses totaling approximately $16.5 million for related estimated net losses. The main components of the $16.5 million expense were estimated impaired assets totaling approximately $12.2 million, estimated inventory losses totaling approximately $2.5 million, salaries and relocation allowances for displaced Team Members and other costs totaling approximately $3.4 million, and a $1.0 million special donation from the Company to the American Red Cross, net of accrued estimated insurance proceeds totaling approximately $2.6 million. In fiscal year 2005, approximately $13.4 million of net natural disaster costs is included in “Direct store expenses” in the Consolidated Statements of Operations, approximately $1.0 million is included in “General and administrative expenses,” and approximately $2.1 million is included in “Cost of goods sold and occupancy costs.” In fiscal year 2006, the Company recognized approximately $7.2 million in pre-tax credits for insurance proceeds and other adjustments related to previously estimated Hurricane Katrina losses, of which approximately $4.2 million is included in “Direct store expenses,” approximately $0.9 million is included in “Cost of goods sold and occupancy costs,” and approximately $2.1 million is included in “Investment and other income.”

Business Combinations

On January 31, 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited (“Fresh & Wild”) for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 477,470 shares. The acquisition of Fresh & Wild, which owned and operated seven natural and organic food stores in London and Bristol, England, provided a platform for expansion of the Whole Foods Market brand in the United Kingdom. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $30.5 million were recorded as goodwill. Fresh & Wild results of operations are included in our consolidated income statements for the period beginning February 1, 2004 through September 26, 2004 and all subsequent periods. John Mackey and Walter Robb, executive officers of the Company, each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, in consideration for their ownership interest.

On October 27, 2003, we acquired certain assets of Select Fish LLC (“Select Fish”) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. All assets acquired relate to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.1 million have been recorded as goodwill. Select Fish results of operations are included in our consolidated income statements beginning October 27, 2003.

Liquidity and Capital Resources

We generated cash flows from operating activities of approximately $452.7 million, $410.8 million and $330.3 million in fiscal years 2006, 2005 and 2004, respectively. Cash flows from operating activities represented our principal source of cash and resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital. Prior to the adoption of SFAS No. 123R at the beginning of fiscal year 2006, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. The Company’s excess tax benefit received upon exercise of nonqualified team member stock options totaled approximately $52.0 million in fiscal year 2006. We had cash and cash equivalent balances totaling approximately $2.3 million and $308.5 million at September 24, 2006 and September 25, 2005, respectively.

Net cash used in investing activities was approximately $569.3 million, $322.2 million and $324.3 million for fiscal years 2006, 2005 and 2004, respectively. At September 24, 2006, the Company had short-term investments in available-for-sale securities totaling approximately $193.8 million. These investments are generally state and local government obligations with effective maturities of less than 90 days. The Company also had approximately $60.0 million in restricted cash at September 24, 2006. During the second quarter of fiscal year 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited, which owned and operated seven natural and organic food stores in London and Bristol, England, for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 477,470 shares. During the first quarter of fiscal year 2004, we acquired certain assets of Select Fish LLC, which owned and operated a seafood processing and distribution facility located in Seattle, Washington, in exchange for approximately $3 million in cash plus the assumption of certain liabilities.

Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal years 2006, 2005 and 2004 totaled approximately $340.2 million, $324.1 million and $266.5 million, respectively, of which approximately $208.6 million, $207.8 million and $156.7 million, respectively, was for new store development and approximately $131.6 million, $116.3 million and $109.7 million, respectively, was for remodels and other additions. Cash flows from investing activities for fiscal year 2006 include approximately $3.3 million in insurance proceeds related to property and equipment.

The following table provides information about the Company’s store development activities:

	Stores Opened During Fiscal Year 2006	Leases Tendered as of November 2, 2006	Total Leases Signed as of November 2, 2006
Number of stores (including relocations)	13	13	88
Number of relocations	2	1	18
New markets	4	2	21
Average store size (gross square feet)	50,200	53,200	56,000
As a percentage of existing store average size	147%	154%	162%
Total square footage	653,000	691,000	5,003,000
As a percentage of existing square footage	10%	11%	77%
Average pre-opening expense per store	$1.9 million
Average pre-opening rent per store	$0.7 million
Average tender period	7.8 months

The Company expects capital expenditures for fiscal year 2007 to be in the range of approximately $525 million to $575 million, of which approximately 70% to 75% is related to new stores expected to open in fiscal year 2007 and beyond. The remaining portion will consist of capital expenditures during fiscal year 2007 in connection with ongoing equipment upgrades and resets at existing stores and continued development of management information systems. Absent any significant cash acquisition or significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next twelve months will be funded by cash generated from the expected results of operations, available unrestricted cash and cash equivalents, and short-term investments. Our revolving line of credit is also available should additional working capital be required. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our revolving line of credit or other sources of capital will be available to us in the future. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

On October 1, 2004, we amended our credit facility to extend the maturity of our $100 million revolving line of credit to October 1, 2009. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness as defined in the agreement. At September 24, 2006 and September 25, 2005, we were in compliance with the applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either the defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.15% of the undrawn amount are payable under this agreement. At September 24, 2006 and September 25, 2005 no amounts were drawn under the agreement. The amount available to the Company under the agreement was effectively reduced to $88.4 million by outstanding letters of credit totaling approximately $11.6 million at September 25, 2005. On November 7, 2005, we amended our credit facility to delete negative covenants related to the repurchase of Company stock and payment of dividends.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $8.3 million and $12.9 million at September 24, 2006 and September 25, 2005, respectively. The debentures have an effective yield to maturity of 5 percent and a scheduled maturity date of March 2, 2018. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The debentures have a conversion rate of 21.28 shares of Company common stock per $1,000 principal amount at maturity, or approximately 311,000 shares and 505,000 shares at September 24, 2006 and September 25, 2005, respectively. Approximately $5.0 million and $150.1 million of the carrying amount of the debentures was voluntarily converted by holders to approximately 194,000 and 6.0 million shares of Company common stock during fiscal years 2006 and 2005, respectively.

The Company made the final principal payment of approximately $5.7 million to retire its senior notes on May 16, 2006.

Net proceeds to the Company from the exercise of stock options by team members totaled approximately $222.0 million, $85.8 million and $59.5 million in fiscal years 2006, 2005 and 2004, respectively. The higher rate of stock option exercises in fiscal year 2006 resulted in part from the accelerated vesting of stock options on September 22, 2005. Net cash used by financing activities was approximately $189.7 million in fiscal year 2006. Net cash provided by financing activities was approximately $25.2 million and $22.9 million in fiscal years 2005 and 2004, respectively. The following table shows payments due by period on contractual obligations as of September 24, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible debt	$8,320	$—	$8,320	$—	$—
Capital lease obligations (including interest)	378	58	182	113	25
Operating lease obligations	4,763,886	162,827	474,774	489,359	3,636,926

Although the timing of any potential redemption is uncertain, the above table assumes convertible debentures, shown at accreted value as of September 24, 2006, will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of September 24, 2006 (in thousands):

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

Following is a summary of dividends declared in fiscal years 2006 and 2005 (in thousands, except per share amounts):

Date of Declaration	Dividend per Share	Date of Record	Date of Payment	Total Amount
Fiscal year 2006:
November 9, 2005	$0.15	January 13, 2006	January 23, 2006	$20,918
November 9, 2005	2.00	January 13, 2006	January 23, 2006	277,904
March 6, 2006	0.15	April 14, 2006	April 24, 2006	21,004
June 13, 2006	0.15	July 14, 2006	July 24, 2006	21,186

Fiscal year 2005:
November 10, 2004	$0.10	January 7, 2005	January 17, 2005	$12,088
April 5, 2005	0.13	April 15, 2005	April 25, 2005	16,345
June 7, 2005	0.13	July 15, 2005	July 25, 2005	16,834
September 14, 2005	0.13	October 14, 2005	October 24, 2005	17,063

On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share that was paid on October 23, 2006 to shareholders of record on October 13, 2006. On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share payable on January 22, 2007 to shareholders of record on January 12, 2007. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million. On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million over the next three years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at September 24, 2006. The average price per share paid was $49.85, for a total of approximately $100 million. At September 25, 2005, we had no shares of Company common stock in treasury.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 93.9% and 94.1% of inventories in fiscal years 2006 and 2005, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $13.2 million and $10.7 million at September 24, 2006 and September 25, 2005, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost was determined using the retail method for approximately 54% of inventories in fiscal years 2006 and 2005. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 46% of inventories in fiscal years 2006 and 2005, respectively. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

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

Prior to the effective date of revised SFAS No. 123R, “Share-Based Payment,” the Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods were not restated. The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The related share-based compensation expense is recognized on a straight-line basis over the vesting period. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date.

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS No. 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from equity-based compensation expense will not exceed 10%.

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

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (“FSP FAS 123R-3”). The Company has elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC pool”) pool in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect, if any, that the adoption of SAB No. 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007. We do not expect the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

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

Interest Rate Risk

We seek to minimize the risks from interest rate fluctuations through ongoing evaluation of the composition of our investments and long-term debt. The Company holds interest-bearing instruments that are classified as cash and cash equivalents and short-term investments. These investments are of a short-term nature, and therefore changes in interest rates would not likely have a material impact on the valuation of these instruments or interest income. We classify our investments as available-for-sale and, accordingly, have recorded them at fair value on our balance sheets. We had investments totaling approximately $203.9 million and $325.7 million at September 24, 2006 and September 25, 2005, respectively, which earned an average interest rate of approximately 3.8% and 3.5%, respectively. At September 24, 2006, an unrealized gain of approximately $0.1 million related to investments was included as a component of shareholders’ equity. During fiscal year 2006, we made the final principal payment of approximately $5.7 million to retire our senior notes. Our senior unsecured notes had fixed interest rates, and the fair value of these instruments was affected by changes in market interest rates. The senior unsecured notes bore interest at a fixed rate of 7.29% and had an outstanding balance of approximately $5.7 million at September 25, 2005. At September 25, 2005, the estimated fair value of the senior notes exceeded the carrying amount by approximately $0.1 million.

Interest Rate and Market Risk

Our zero coupon subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by both changes in the market price of our stock and changes in market interest rates. During fiscal year 2006 and 2005 approximately $5.0 million and $150.1 million, respectively, of the carrying amount, of the debentures were converted, at the option of the holder, into Company common stock. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and had an outstanding balance of approximately $8.3 million and $12.9 million at September 24, 2006 and September 25, 2005, respectively. At September 24, 2006 and September 25, 2005 the estimated fair value of the convertible debentures exceeded the carrying amount by approximately $11.0 million and $21.8 million, respectively. Should interest rates or the market value of our stock increase or decrease, the estimated fair value of the zero coupon subordinated debentures would decrease or increase accordingly.

Market Risk

We regularly review the carrying value of our investments to identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary.

Item 8. Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	35
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	36
Consolidated Balance Sheets at September 24, 2006 and September 25, 2005	37
Consolidated Statements of Operations for the fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004	38
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for thefiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004	39
Consolidated Statements of Cash Flows for the fiscal years ended September 24, 2006, September 25, 2005 and September 24, 2006	40
Notes to Consolidated Financial Statements	41

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. (“the Company”) as of September 24, 2006 and September 25, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 24, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, in fiscal 2006, Whole Foods Market, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment.”

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. as of September 24, 2006 and September 25, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 24, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whole Foods Market, Inc.’s internal control over financial reporting as of September 24, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 5, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

December 5, 2006

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors

Whole Foods Market, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Whole Foods Market, Inc. maintained effective internal control over financial reporting as of September 24, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Whole Foods Market, Inc. maintained effective internal control over financial reporting as of September 24, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 24, 2006 and September 25, 2005, and the related consolidated statement of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 24, 2006, of Whole Foods Market, Inc. and our report dated December 5, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

December 5, 2006

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 24, 2006 and September 25, 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,252	$308,524
Short-term investments – available-for-sale securities	193,847	—
Restricted cash	60,065	36,922
Trade accounts receivable	82,137	66,682
Merchandise inventories	203,727	174,848
Prepaid expenses and other current assets	33,804	45,965
Deferred income taxes	48,149	39,588

Total current assets	623,981	672,529
Property and equipment, net of accumulated depreciation and amortization	1,236,133	1,054,605
Goodwill	113,494	112,476
Intangible assets, net of accumulated amortization	34,767	21,990
Deferred income taxes	29,412	22,452
Other assets	5,209	5,244

Total assets	$2,042,996	$1,889,296

	2006	2005
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$49	$5,932
Trade accounts payable	121,857	103,348
Accrued payroll, bonus and other benefits due team members	153,014	126,981
Dividends payable	—	17,208
Other current liabilities	234,850	164,914

Total current liabilities	509,770	418,383
Long-term debt and capital lease obligations, less current installments	8,606	12,932
Deferred rent liability	120,421	91,775
Other long-term liabilities	56	530

Total liabilities	638,853	523,620

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 142,198 and 136,017 shares issued, 139,607 and 135,908 shares outstanding in 2006 and 2005, respectively	1,147,872	874,972
Common stock in treasury, at cost	(99,964)	—
Accumulated other comprehensive income	6,975	4,405
Retained earnings	349,260	486,299

Total shareholders’ equity	1,404,143	1,365,676

Commitments and contingencies

Total liabilities and shareholders’ equity	$2,042,996	$1,889,296

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004

	2006	2005	2004
Sales	$5,607,376	$4,701,289	$3,864,950
Cost of goods sold and occupancy costs	3,647,734	3,052,184	2,523,816

Gross profit	1,959,642	1,649,105	1,341,134
Direct store expenses	1,421,968	1,223,473	986,040
General and administrative expenses	181,244	158,864	119,800
Pre-opening and relocation costs	37,421	37,035	18,648

Operating income	319,009	229,733	216,646
Other income (expense):
Interest expense	(32)	(2,223)	(7,249)
Investment and other income	20,736	9,623	6,456

Income before income taxes	339,713	237,133	215,853
Provision for income taxes	135,885	100,782	86,341

Net income	$203,828	$136,351	$129,512

Basic earnings per share	$1.46	$1.05	$1.06

Weighted average shares outstanding	139,328	130,090	122,648

Diluted earnings per share	$1.41	$0.99	$0.99

Weighted average shares outstanding, diluted basis	145,082	139,950	135,454

Dividends declared per share	$2.45	$0.47	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 28, 2003	120,140	$423,297	$—	$1,624	$320,055	$744,976

Net income	—	—	—	—	129,512	129,512
Foreign currency translation adjustments	—	—	—	856	—	856
Reclassification adjustments for losses included in net income	—	—	—	88	—	88
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(515)	—	(515)

Comprehensive income	—	—	—	429	129,512	129,941
Dividends ($0.30 per share)	—	—	—	—	(37,089)	(37,089)
Issuance of common stock pursuant to team member stock plans	4,184	59,518	—	—	—	59,518
Issuance of common stock in connection with acquisition	478	16,375	—	—	—	16,375
Tax benefit related to exercise of team member stock options	—	35,583	—	—	—	35,583
Other	12	334	—	—	—	334

Balances at September 26, 2004	124,814	535,107	—	2,053	412,478	949,638

Net income	—	—	—	—	136,351	136,351
Foreign currency translation adjustments	—	—	—	1,893	—	1,893
Reclassification adjustments for losses included in net income	—	—	—	1,063	—	1,063
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(604)	—	(604)

Comprehensive income	—	—	—	2,352	136,351	138,703
Dividends ($0.47 per share)	—	—	—	—	(62,530)	(62,530)
Issuance of common stock pursuant to team member stock plans	5,042	110,293	—	—	—	110,293
Tax benefit related to exercise of team member stock options	—	62,643	—	—	—	62,643
Share-based compensation	—	19,135	—	—	—	19,135
Conversion of subordinated debentures	6,052	147,794	—	—	—	147,794

Balances at September 25, 2005	135,908	874,972	—	4,405	486,299	1,365,676

Net income	—	—	—	—	203,828	203,828
Foreign currency translation adjustments	—	—	—	2,494	—	2,494
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	76	—	76

Comprehensive income	—	—	—	2,570	203,828	206,398
Dividends ($2.45 per share)	—	—	—	—	(340,867)	(340,867)
Issuance of common stock pursuant to team member stock plans	5,510	199,450	—	—	—	199,450
Purchase of treasury stock	(2,005)	—	(99,964)	—	—	(99,964)
Excess tax benefit related to exercise of team member stock options	—	59,096	—	—	—	59,096
Share-based compensation	—	9,432	—	—	—	9,432
Conversion of subordinated debentures	194	4,922	—	—	—	4,922

Balances at September 24, 2006	139,607	$1,147,872	$(99,964)	$6,975	$349,260	$1,404,143

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$203,828	$136,351	$129,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,223	133,759	115,157
Loss on disposal of fixed assets	6,291	15,886	5,769
Share-based compensation	9,432	19,135	—
Deferred income tax expense (benefit)	(15,521)	(27,873)	(682)
Tax benefit related to exercise of team member stock options	—	62,643	35,583
Excess tax benefit related to exercise of team member stock options	(52,008)	—	—
Interest accretion on long-term debt	460	4,120	7,551
Deferred rent	26,607	16,080	11,109
Other	693	1,317	(1,133)
Net change in current assets and liabilities:
Trade accounts receivable	(17,720)	(2,027)	(19,158)
Merchandise inventories	(32,200)	(21,486)	(27,868)
Prepaid expenses and other current assets	(7,849)	(4,151)	(2,940)
Trade accounts payable	18,509	12,597	12,515
Accrued payroll, bonus and other benefits due team member	26,033	26,445	29,646
Other accrued expenses	129,886	38,023	35,279

Net cash provided by operating activities	452,664	410,819	330,340

Cash flows from investing activities
Development costs of new store locations	(208,588)	(207,792)	(156,728)
Other property, plant and equipment expenditures	(131,614)	(116,318)	(109,739)
Proceeds from hurricane insurance	3,308	—	—
Acquisition of intangible assets	(16,332)	(1,500)	—
Change in notes receivable	—	13,500	(13,500)
Purchase of available-for-sale securities	(555,095)	—	—
Sale of available-for-sale securities	362,209	—	—
Increase in restricted cash	(23,143)	(10,132)	(26,790)
Payment for purchase of acquired entities, net of cash acquired	—	—	(18,873)
Other investing activities	—	—	1,332

Net cash used in investing activities	(569,255)	(322,242)	(324,298)

Cash flows from financing activities
Dividends paid	(358,075)	(54,683)	(27,728)
Issuance of common stock	222,030	85,816	59,518
Purchase of treasury stock	(99,964)	—	—
Excess tax benefit related to exercise of team member stock options	52,008	—	—
Payments on long-term debt and capital lease obligations	(5,680)	(5,933)	(8,864)

Net cash provided by (used in) financing activities	(189,681)	25,200	22,926

Net change in cash and cash equivalents	(306,272)	113,777	28,968
Cash and cash equivalents at beginning of year	308,524	194,747	165,779

Cash and cash equivalents at end of year	$2,252	$308,524	$194,747

Supplemental disclosures of cash flow information:
Interest paid	$607	$1,063	$2,127
Federal and state income taxes paid	$70,220	$74,706	$60,372
Non-cash transactions:
Common stock issued in connection with acquisition	$—	$—	$16,375
Conversion of convertible debentures into common stock, net of fees	$4,922	$147,794	$293

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements

Fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004

(1) Description of Business

Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 25 years. We opened our first store in Texas in 1980 and, as of September 24, 2006, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 186 stores: 177 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and six stores in the United Kingdom.

(2) Summary of Significant Accounting Policies

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2006, 2005 and 2004 were 52-week years.

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

Investments

We classify as available-for-sale our cash equivalent investments and our short-term and long-term investments in debt and equity securities that have readily determinable fair values. Available-for-sale investments are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary or for a period greater than two fiscal quarters results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method.

Restricted Cash

Restricted cash primarily relates to cash held as collateral to support projected workers’ compensation obligations.

Inventories

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94% of inventories in fiscal years 2006 and 2005. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $13.2 million and $10.7 million at September 24, 2006 and September 25, 2005, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method.

Cost was determined using the retail method for approximately 54% of inventories in fiscal years 2006 and 2005. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 46% of inventories in fiscal years 2006 and 2005. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our largest supplier, United Natural Foods, Inc., accounted for approximately 22%, 22% and 20% of our total purchases in fiscal years 2006, 2005 and 2004, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally three to 15 years) using the straight-line method. We provide amortization of leasehold improvements on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company’s option if exercise of the option is determined to be reasonably assured at the inception of the lease. We provide depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. The Company recognizes a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred. Repair and maintenance costs are expensed as incurred. Interest costs on significant projects constructed or developed for the Company’s own use are capitalized as a separate component of the asset. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Operating Leases

The Company leases stores, distribution centers, bakehouses and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space for construction and other purposes. We record tenant improvement allowances and rent holidays as deferred rent liabilities and amortize the deferred rent over the terms of the lease to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year.

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

Intangible Assets

Intangible assets include acquired leasehold rights, liquor licenses, license agreements, non-competition agreements and debt issuance costs. Indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We amortize definite-lived intangible assets on a straight-line basis over the life of the related agreement, currently one to 48 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets.

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

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Convertible subordinated debentures	$8,320	$19,298	$12,850	$34,635
Senior unsecured notes	—	—	5,714	5,828

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, contribution from non-retail distribution and food preparation operations, shipping and handling costs and occupancy costs. The Company receives various rebates from third party vendors in the form of quantity discounts and payments under cooperative advertising agreements. Quantity discounts and co-operative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold.

Advertising

Advertising and marketing expense for fiscal years 2006, 2005 and 2004 was approximately $24.0 million, $20.1 million and $17.4 million, respectively. These amounts are shown net of vendor allowances received for co-operative advertising of approximately $1.2 million, $1.2 million and $1.0 million in fiscal years 2006, 2005 and 2004, respectively. Advertising costs are charged to expense as incurred and are included in the “Direct store expenses” line item in the Consolidated Statements of Operations.

Pre-opening and Relocation Costs

Pre-opening costs include rent expense incurred during construction of new stores and costs related to new store openings including costs associated with hiring and training personnel, smallwares, supplies and other miscellaneous costs. Rent expense is generally incurred approximately nine months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Pre-opening costs are expensed as incurred. Relocation costs, which consist of moving costs, remaining lease payments, accelerated depreciation costs, asset impairment costs, other costs associated with replaced facilities and other related expenses, are expensed as incurred.

Share-Based Compensation

Our Company maintains several share-based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Board of Directors generally approves one primary stock option grant annually with a grant date that occurs during a trading window. Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each calendar quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date.

Prior to the effective date of revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” the Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods were not restated. The Company’s methods used to determine share-based compensation, which includes the utilization of the Black-Scholes option pricing model, requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The related share-based compensation expense is recognized on a straight-line basis over the vesting period. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date.

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS No. 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from equity-based compensation expense will not exceed 10%.

Prior to the adoption of SFAS No. 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the Company to reflect gross tax savings resulting from tax deductions in excess of expense reflected in its financial statements, including pro forma amounts, as a financing cash flow.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (“FSP FAS 123R-3”). The Company has elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC pool”) pool in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

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

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities, net of income taxes. Comprehensive income is reflected in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. At September 24, 2006, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $6.9 million and unrealized gains on marketable securities of approximately $0.1 million. At September 25, 2005, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $4.4 million.

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

Segment Information

We operate in one reportable segment, natural foods supermarkets. We currently have three stores in Canada and six stores in the United Kingdom. All of our remaining operations are domestic.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect, if any, that the adoption of SAB No. 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007. We do not expect the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

(3) Natural Disaster Costs

The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses totaling approximately $16.5 million for related estimated net losses. The main components of the $16.5 million expense were estimated impaired assets totaling approximately $12.2 million, estimated inventory losses totaling approximately $2.5 million, salaries and relocation allowances for displaced Team Members and other costs totaling approximately $3.4 million, and a $1.0 million special donation from the Company to the American Red Cross, net of accrued estimated insurance proceeds totaling approximately $2.6 million. In fiscal year 2005, approximately $13.4 million of net natural disaster costs is included in “Direct store expenses” in the Consolidated Statements of Operations, approximately $1.0 million is included in “General and administrative expenses,” and approximately $2.1 million is included in “Cost of goods sold and occupancy costs.” In fiscal year 2006, the Company recognized approximately $7.2 million in pre-tax credits for insurance proceeds and other adjustments related to previously estimated Hurricane Katrina losses, of which approximately $4.2 million is included in “Direct store expenses,” approximately $0.9 million is included in “Cost of goods sold and occupancy costs,” and approximately $2.1 million is included in “Investment and other income.”

(4) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2006	2005
Land	$39,993	$34,396
Buildings and leasehold improvements	955,130	784,000
Fixtures and equipment	779,050	692,403
Construction in progress and equipment not yet in service	168,105	133,061

	1,942,278	1,643,860
Less accumulated depreciation and amortization	706,145	589,255

	$1,236,133	$1,054,605

Depreciation and amortization expense related to property and equipment totaled approximately $152.4 million, $129.8 million and $111.2 million for fiscal years 2006, 2005 and 2004, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $13.1 million and $5.9 million at September 24, 2006 and September 25, 2005, respectively. Property and equipment includes approximately $0.9 million, $3.0 million and $2.1 million of interest capitalized during fiscal years 2006, 2005 and 2004, respectively. Development costs of new store locations totaled approximately $208.6 million, 207.8 million and $156.7 million in fiscal years 2006, 2005 and 2004, respectively. As of November 2, 2006, we had signed leases for 88 stores under development.

(5) Business Combinations

Fresh & Wild Holdings Limited

On January 31, 2004, we acquired all of the outstanding stock of Fresh & Wild Holdings Limited (“Fresh & Wild”) for a total of approximately $20 million in cash and approximately $16 million in Company common stock, totaling 477,470 shares. The acquisition of Fresh & Wild, which owned and operated seven natural and organic food stores in London and Bristol, England, provided a platform for expansion of the Whole Foods Market brand in the United Kingdom. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $30.5 million have been recorded as goodwill. Fresh & Wild results of operations are included in our consolidated income statements for the period beginning February 1, 2004 through September 26, 2004 and all subsequent periods. John Mackey and Walter Robb, executive officers of the Company, each owned approximately 0.2% of the outstanding stock of Fresh & Wild and received proceeds totaling approximately $54,000 and $78,000, respectively, in consideration for their ownership interest.

Select Fish LLC

On October 27, 2003, we acquired certain assets of Select Fish LLC (“Select Fish”) in exchange for approximately $3 million in cash plus the assumption of certain liabilities. All assets acquired relate to a seafood processing and distribution facility located in Seattle, Washington. This transaction was accounted for using the purchase method. Accordingly the purchase price was allocated to tangible and identifiable intangible assets acquired based on their estimated fair values at the date of the acquisition. Total costs in excess of tangible and intangible assets acquired of approximately $1.1 million have been recorded as goodwill. Select Fish results of operations are included in our consolidated income statements beginning October 27, 2003.

(6)	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During fiscal year 2006, we acquired goodwill totaling approximately $1.1 million, primarily related to the acquisition of one small store in Portland, Maine. We acquired indefinite-lived intangible assets totaling approximately $50,000 and $0.7 million during fiscal years 2006 and 2005, respectively, consisting primarily of liquor licenses. There was no impairment of goodwill or indefinite-lived intangible assets during fiscal years 2006, 2005 or 2004.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $15.7 million and $1.5 million during fiscal years 2006 and 2005, respectively, consisting primarily of acquired leasehold rights. Amortization associated with intangible assets totaled approximately $2.5 million, $2.8 million, and 3.0 million during fiscal years 2006, 2005 and 2004, respectively. The components of intangible assets were as follows (in thousands):

	2006		2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Indefinite-lived contract-based	$774	$—	$723	$—
Definite-lived contract-based	45,579	(11,833)	32,597	(11,827)
Definite-lived marketing-related and other	2,242	(1,995)	2,921	(2,425)

	$48,595	$(13,828)	$36,241	$(14,252)

Amortization associated with the net carrying amount of intangible assets is estimated to be approximately $2.4 million in fiscal year 2007, $2.3 million in fiscal year 2008, $2.3 million in fiscal year 2009, $2.2 million in fiscal year 2010 and $2.2 million in fiscal year 2011.

(7) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

	2006	2005
Obligations under capital lease agreements for equipment, due in monthly installments through 2012	$335	$300
Senior unsecured notes	—	5,714
Convertible debentures, including accreted interest	8,320	12,850

Total Long-term debt	8,655	18,864
Less current installments	49	5,932

Long-term debt, less current installments	$8,606	$12,932

On October 1, 2004, we amended our credit facility to extend the maturity of our $100 million revolving line of credit to October 1, 2009. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness as defined in the agreement. At September 24, 2006 and September 25, 2005, we were in compliance with the applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of either the defined base rate or the LIBOR rate plus a premium. Commitment fees of 0.15% of the undrawn amount are payable under this agreement. At September 24, 2006 and September 25, 2005 no amounts were drawn under the agreement. The amount available to the Company under the agreement was effectively reduced to $88.4 million by outstanding letters of credit totaling approximately $11.6 million at September 25, 2005. On November 7, 2005, we amended our credit facility to delete negative covenants related to the repurchase of Company stock and payment of dividends.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $8.3 million and $12.9 million at September 24, 2006 and September 25, 2005, respectively. The debentures have an effective yield to maturity of 5 percent and a scheduled maturity date of March 2, 2018. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The debentures have a conversion rate of 21.280 shares of Company common stock per $1,000 principal amount at maturity, or approximately 311,000 shares and 505,000 shares at September 24, 2006 and September 25, 2005, respectively. Approximately $5.0 million and $150.1 million of the carrying amount of the debentures were voluntarily converted by holders to shares of Company common stock during fiscal years 2006 and 2005, respectively.

We also had outstanding senior unsecured notes that bear interest at 7.29% payable quarterly with a carrying amount of approximately $5.7 million at September 25, 2005. The Company made the final principal payment totaling approximately $5.7 million to retire its senior notes on May 16, 2006.

(8) Leases

The Company is committed under certain capital leases for rental of equipment and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2006 to 2038. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2006, 2005 and 2004 totaled approximately $153.1 million, $124.8 million and $99.9 million, respectively. Minimum rental commitments required by all non-cancelable leases are approximately as follows (in thousands):

	Capital	Operating
2007	$58	$162,827
2008	93	227,490
2009	89	247,284
2010	74	246,028
2011	39	243,331
Future fiscal years	25	3,636,926

	378	$4,763,886

Less amounts representing interest	43

Net present value of capital lease obligations	335
Less current installments	49

Long-term capital lease obligations, less current installments	$286

During fiscal years 2006, 2005 and 2004, we paid contingent rentals totaling approximately $9.6 million, $7.6 million and $4.8 million, respectively. No asset retirement obligations have been incurred associated with operating leases. Sublease rental income totaled approximately $1.6 million, $1.3 million and $1.4 million during fiscal years 2006, 2005 and 2004, respectively. John Mackey and Glenda Chamberlain, executive officers of the Company, own approximately 51% and 2%, respectively, of BookPeople, Inc., a retailer of books and periodicals that is unaffiliated with the Company, which leases retail space in Austin, Texas from the Company. The lease provides for an aggregate annual minimum rent of approximately $0.4 million which the Company received in rental income in fiscal years 2006, 2005 and 2004.

(9) Income Taxes

Components of income tax expense are as follows (in thousands):

	2006	2005	2004
Current federal income tax	$120,774	$106,087	$70,750
Current state income tax	30,632	22,568	16,272

Total current tax	151,406	128,655	87,022

Deferred federal income tax	(13,350)	(22,462)	284
Deferred state income tax	(2,171)	(5,411)	(965)

Total deferred income tax	(15,521)	(27,873)	(681)

Total income tax expense	$135,885	$100,782	$86,341

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income before income taxes as follows (in thousands):

	2006	2005	2004
Federal income tax based on statutory rates	$118,900	$82,997	$75,548
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(31)	1,639	2,310
Tax exempt interest	(1,352)	—	—
Share-based compensation	(462)	3,310	—
Deductible state income taxes	(9,962)	(6,005)	(5,357)
Other, net	331	1,684	(1,467)

Total federal income taxes	107,424	83,625	71,034
State income taxes	28,461	17,157	15,307

Total income tax expense	$135,885	$100,782	$86,341

Current income taxes payable as of September 24, 2006 and September 25, 2005 totaled approximately $27.2 million and $5.2 million, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2006	2005
Deferred tax assets:
Compensation-related costs	$43,303	$34,009
Insurance-related costs	16,889	14,380
Inventories	—	2,879
Lease and other termination accruals	18	359
Rent differential	41,717	31,434
Net domestic and international operating loss carryforwards	10,461	16,606
Capital loss carryforwards	2,810	7,231

Gross deferred tax assets	115,198	106,898
Valuation allowance	(13,271)	(17,364)

	101,927	89,534

Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(21,858)	(24,673)
Inventories	(313)	—
Capitalized costs expensed for tax purposes	(1,290)	(1,841)
Other	(905)	(980)

	(24,366)	(27,494)

Net deferred tax asset	$77,561	$62,040

Deferred taxes have been classified on the consolidated balance sheets as follows:
	2006	2005
Current assets	$48,149	$39,588
Noncurrent assets	29,412	22,452

Net deferred tax asset	$77,561	$62,040

As of September 24, 2006, we had international operating loss carryforwards totaling approximately $32.5 million, of which approximately $11.8 million will begin to expire in fiscal year 2008 and approximately $20.7 million has an indefinite life. During fiscal year 2006, approximately $31,000 of the valuation allowance related to the utilization of certain operating and capital loss carryforwards was released. Additionally, the valuation allowance decreased by approximately $4.1 million due to the expiration of capital loss carryforwards for which no benefit was realized. We have provided a valuation allowance of approximately $13.3 million for deferred tax assets associated with international operating loss carryforwards and domestic capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

(10) Investments

We had short-term cash equivalent investments totaling approximately $10.1 million and $325.7 million at September 24, 2006 and September 25, 2005, respectively.

As of September 24, 2006, we also had short-term available-for-sale securities, generally consisting of state and local government obligations totaling approximately $193.8 million. Gross unrealized gains on the securities totals approximately $77,000 as of September 24, 2006.

(11) Shareholders’ Equity

Dividends

The Company’s Board of Directors approved the following dividends during fiscal years 2006 and 2005 (in thousands, except per share amounts):

Date of Declaration	Dividend per Share	Date of Record	Date of Payment	Total Amount
Fiscal year 2006:
November 9, 2005	$0.15	January 13, 2006	January 23, 2006	$20,918
November 9, 2005	2.00	January 13, 2006	January 23, 2006	277,904
March 6, 2006	0.15	April 14, 2006	April 24, 2006	21,004
June 13, 2006	0.15	July 14, 2006	July 24, 2006	21,186

Fiscal year 2005:
November 10, 2004	$0.10	January 7, 2005	January 17, 2005	$12,088
April 5, 2005	0.13	April 15, 2005	April 25, 2005	16,345
June 7, 2005	0.13	July 15, 2005	July 25, 2005	16,834
September 14, 2005	0.13	October 14, 2005	October 24, 2005	17,063

On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share that was paid on October 23, 2006 to shareholders of record on October 13, 2006. On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share payable on January 22, 2007 to shareholders of record on January 12, 2007. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

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

Treasury Stock

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over the next four years. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at September 24, 2006. The average price per share paid was $49.85, for a total of approximately $100 million. At September 25, 2005, we had no shares of Company common stock in treasury.

On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million over the next three years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources and line of credit availability. The repurchase program may be suspended or discontinued at any time without prior notice.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	2006	2005	2004
Net income (numerator for basic earnings per share)	$203,828	$136,351	$129,512
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	283	2,539	4,697

Adjusted net income (numerator for diluted earnings per share)	$204,111	$138,890	$134,209

Weighted average common shares outstanding (denominator for basic earnings per share)	139,328	130,090	122,648

Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	363	3,414	6,562
Assumed exercise of stock options	5,391	6,446	6,244

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	145,082	139,950	135,454

Basic earnings per share	$1.46	$1.05	$1.06

Diluted earnings per share	$1.41	$0.99	$0.99

The computation of diluted earnings per share does not include options to purchase approximately 4.3 million, 158,000 shares and 6,000 shares of common stock at the end of fiscal years 2006, 2005 and 2004, respectively, due to their antidilutive effect.

(13) Share-Based Compensation

Total share-based compensation expense recognized during fiscal year 2006 and fiscal year 2005 was approximately $9.4 million and $19.9 million, respectively. Of these totals, approximately $3.6 million and $10.1 million was included in “Direct store expenses”, $5.5 million and $8.6 million was included in “General and administrative expenses”, and $0.3 million and $1.2 million was included in “Cost of goods sold and occupancy costs” in the Consolidated Statements of Operations in fiscal year 2006 and fiscal year 2005, respectively. The related total tax benefit was approximately $2.7 million and $4.5 million in fiscal year 2006 and fiscal year 2005, respectively. Our Company maintains several share-based incentive plans.

Stock Option Plan

We grant options to purchase common stock under our 1992 Stock Option Plans, as amended. Under these plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date. Options granted in fiscal year 2006 expire five years from the date of grant and options granted in fiscal years 2005 and 2004 expire seven years from date of grant. Certain options granted during fiscal year 2005 were granted fully vested. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company’s previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. The market value of the stock is determined as the closing stock price at the grant date. At September 24, 2006, September 25, 2005 and September 26, 2004 approximately 6.5 million, 7.7 million and 11.2 million shares of our common stock, respectively, were available for future stock option grants.

The following table summarizes option activity (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding options September 28, 2003	15,728	$17.53
Options granted	5,240	39.54
Options exercised	(4,154)	14.13
Options expired	(674)	23.90

Outstanding options at September 26, 2004	16,140	$25.69
Options granted	12,112	59.82
Options exercised	(4,996)	21.64
Options expired	(711)	37.33

Outstanding options at September 25, 2005	22,545	$44.58
Options granted	1,444	69.00
Options exercised	(5,466)	36.00
Options expired	(202)	56.57
Options forfeited	(46)	64.52

Outstanding options at September 24, 2006	18,275	$48.82	4.74	$243,726

Vested/expected to vest at September 24, 2006	18,031	$48.55	4.75	$243,691

Exercisable options at September 24, 2006	16,551	$47.11	4.75	$239,831

The weighted average fair values of options granted during fiscal years 2006, 2005 and 2004 were $17.04, $15.19 and $14.69, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $180.0 million during fiscal year 2006. Total gross unrecognized share-based compensation expense related to nonvested stock options was approximately $25.2 million as of the end of fiscal year 2006, related to approximately 1.5 million shares. We anticipate this expense to be recognized over a weighted average period of approximately two years.

A summary of options outstanding and exercisable at September 24, 2006 follows (share amounts in thousands):

			Options Outstanding		Options Exercisable
Range of Exercise Prices		Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average
From	To	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$10.47	$20.48	1,554	1.19	$11.38	1,554	$11.38
21.76	38.31	2,721	3.17	26.16	2,683	26.13
39.61	39.61	2,632	4.61	39.61	2,596	39.61
41.05	54.17	4,753	5.57	53.56	4,588	53.77
54.75	66.81	5,206	5.97	66.69	5,130	66.74
68.96	73.14	1,409	4.62	69.00	—	n/a

Total		18,275	4.74	$48.82	16,551	$47.11

Share-based compensation expense related to vesting stock options recognized during fiscal year 2006 totaled approximately $4.6 million.

During fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company recognized a share-based compensation charge totaling approximately $17.4 million related to this acceleration, which was determined by measuring the intrinsic value on the date of the acceleration for all options that would have expired in the future unexercisable had the acceleration not occurred. The calculation of this charge required that management make estimates and assumptions concerning future team member turnover. In the fourth quarter of fiscal year 2006 the Company recognized an additional $3.0 million share-based compensation charge related to this acceleration to adjust for actual experience. Additional adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.

The Company also recognized share-based compensation totaling approximately $1.2 million and $2.5 million for modifications of terms of certain stock option grants and other compensation based on the intrinsic value of the Company’s common stock during fiscal years 2006 and 2005, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	1.26%	0.84%	0.76%
Risk-free interest rate	5.04%	4.14%	4.72%
Expected volatility	29.40%	48.30%	49.48%
Expected life, in years	3.22	2.10	3.30

Risk-free interest rate is based on the US treasury yield curve for a three and a half-year term and the seven-year zero coupon treasury bill rate on the dates of the annual grant in fiscal year 2006 and fiscal year 2005, respectively. Expected volatility is calculated using a ratio of implied volatility based on comparable Long-Term Equity Anticipation Securities (“LEAPS”) and four-year historical volatility for fiscal year 2006. The Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. In fiscal year 2005, expected volatility was calculated using the daily historical volatility over the last seven years. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five years, in fiscal year 2006. During fiscal year 2005, expected life was calculated in five salary tranches based on weighted average exercise-after-vesting information over the last seven years. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Prior to the effective date of revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” the Company applied Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

In accordance with SFAS No. 123R, the Company adopted the provisions of SFAS No. 123R in the first quarter of fiscal year 2006 using the modified prospective approach. Under this method, prior periods are not restated. As a result of adoption, the Company’s income before income taxes and net income for fiscal year 2006, are $6.4 million and $3.8 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for fiscal year 2006 are $0.03 lower than if we had continued to account for share-based compensation under APB No. 25. Had we previously recognized compensation costs as prescribed by SFAS No. 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

	2005	2004
Reported net income	$136,351	$129,512
Share-based compensation expense, net of income taxes	15,309	—
Pro forma expense, net of income taxes	(179,616)	(23,888)

Pro forma net income (loss)	$(27,956)	$105,624

Basic earnings per share:
Reported	$1.05	$1.06
Share-based compensation expense	0.12	—
Pro forma adjustment	(1.38)	(0.20)

Pro forma basic earnings (loss) per share	$(0.21)	$0.86

Diluted earnings per share:
Reported	$0.99	$0.99
Share-based compensation expense	0.12	—
Pro forma adjustment	(1.31)	(0.17)

Pro forma diluted earnings (loss) per share	$(0.20)	$0.82

Pro forma disclosures for fiscal year 2006 are not presented because the amounts are recognized in the Consolidated Statement of Operations.

Team Member Stock Purchase Plan

Our Company also offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Under this plan, participating team members may purchase our common stock each fiscal quarter through payroll deductions. Participants in the stock purchase plan may elect to purchase unrestricted shares at 100 percent of market value or restricted shares at 85 percent of market value on the purchase date. Participants are required to hold restricted shares for two years before selling them. In fiscal year 2006, we recognized approximately $0.6 million of share-based compensation expense related to team member stock purchase plan discounts. We issued approximately 51,000, 40,000 and 32,000 shares under this plan in fiscal years 2006, 2005 and 2004, respectively. At September 24, 2006, September 25, 2005 and September 26, 2004 approximately 369,000, 420,000, and 460,000 shares of our common stock, respectively, were available for future issuance.

(14) Team Member 401(k) Plan

Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 services hours in one year. In fiscal years 2006 and 2005, the Company made a matching contribution to the plan of approximately $2.3 million in cash. The Company did not make a matching contribution to the plan in fiscal year 2004.

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

The Company accelerated the vesting of all outstanding stock options on September 22, 2005 in order to prevent past option grants from having an impact on future results. The Company incurred a share-based compensation charge totaling approximately $18.2 million in the fourth quarter of fiscal year 2005, primarily a non-cash charge related to this accelerated vesting of options. The Company’s effective tax rate for the fourth quarter and fiscal year 2005 was higher than its historical rate primarily due to the non-deductible portion of the expense recognized for the accelerated vesting of stock options. In the fourth quarter of fiscal year 2006, the Company recorded additional $3.0 million non-cash share-based compensation charge to adjust the estimate related to accelerated vesting for actual experience.

The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses totaling approximately $16.5 million for related estimated net losses.

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 24, 2006 and September 25, 2005 (in thousands except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2006
Sales	$1,666,953	$1,311,520	$1,337,886	$1,291,017
Cost of goods sold and occupancy costs	1,092,018	848,020	866,260	841,436

Gross profit	574,935	463,500	471,626	449,581
Direct store expenses	424,438	330,470	335,555	331,505
General and administrative expenses	50,889	43,421	43,955	42,979
Pre-opening and relocation costs	8,491	7,324	7,860	13,746

Operating income	91,117	82,285	84,256	61,351
Other income (expense)
Interest expense	(3)	—	(8)	(21)
Investment and other income	6,082	4,068	5,581	5,005

Income before income taxes	97,196	86,353	89,829	66,335
Provision for income taxes	38,878	34,542	35,931	26,534

Net income	$58,318	$51,811	$53,898	$39,801

Basic earnings per share	$0.42	$0.37	$0.38	$0.29

Diluted earnings per share	$0.40	$0.36	$0.37	$0.28

Dividends declared per share	$2.15	$0.15	$0.15	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2005
Sales	$1,368,328	$1,085,158	$1,132,736	$1,115,067
Cost of goods sold and occupancy costs	895,486	697,686	733,931	725,081

Gross profit	472,842	387,472	398,805	389,986
Direct store expenses	348,380	276,313	285,804	312,976
General and administrative expenses	40,401	34,773	39,618	44,072
Pre-opening and relocation costs	6,599	10,265	8,777	11,394

Operating income	77,462	66,121	64,606	21,544
Other income (expense)
Interest expense	(1,708)	(342)	(163)	(10)
Investment and other income	1,194	2,113	2,868	3,448

Income before income taxes	76,948	67,892	67,311	24,982
Provision for income taxes	30,778	27,158	26,924	15,922

Net income	$46,170	$40,734	$40,387	$9,060

Basic earnings per share	$0.37	$0.31	$0.31	$0.07

Diluted earnings per share	$0.34	$0.29	$0.29	$0.06

Dividends declared per share	$0.10	$0.13	$0.13	$0.13

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 24, 2006.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 5, 2007 to be filed with the Commission pursuant to Regulation 14A.

The Company has adopted a Code of Conduct and Ethics for Team Members and Directors pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Conduct and Ethics is publicly available on our Company website at http://www.wholefoodsmarket.com/investor/corporategovernance/codeofconduct.pdf. The information contained on our Web site is not incorporated by reference into this Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item about our Company’s securities authorized for issuance under equity compensation plans as of September 24, 2006 is included in Part I, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K. All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:
(1) Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules: No schedules are required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below

(b) Exhibits

3.1	Restated Articles of Incorporation of the Registrant, as amended (6)
3.2	By-laws of the Registrant adopted May 23, 1995, as amended (5)
4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (3)
10.1	1993 Team Member Stock Ownership Plan (1)
10.2	Form of Retention Agreement between the executive officers of the Registrant and the Registrant (2)
10.3	Form of amendment to Retention Agreement (1)
10.4	Third Amended and Restated Credit Agreement, dated October 1, 2004, by and among Registrant, the subsidiaries of the
Registrant, JPMorgan Chase Bank; Wells Fargo Bank, National Association; Wachovia Bank, National Association; and Fleet
National Bank (3)
10.5	First Amendment, dated November 7, 2005, to Third Amended and Restated Credit Agreement, dated October 1, 2004, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank; Wells Fargo Bank, National Association;
Wachovia Bank, National Association; and Fleet National Bank (4)
10.6	1992 Stock Option Plan for Team Members, as amended (1)
10.7	1992 Stock Option Plan for Outside Directors (1)
10.8	1993 Team Member Stock Purchase Plan (1)
10.9	Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc.
(Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and
Exchange Commission) (7)
12.1	Computation of Ratio of Earnings to Fixed Charges (7)
21.1	Subsidiaries of the Registrant (7)
23.1	Consent of Ernst & Young LLP (7)
31.1	Certification by Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (7)
31.2	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (7)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (7)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (7)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed October 4, 2004 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 15, 2006 filed February 24, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 9, 2006 filed May 19, 2006 and incorporated herein by reference.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: December 8, 2006	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 8, 2006.

Name	Title

/s/John P. Mackey John P. Mackey	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Glenda Chamberlain Glenda Chamberlain	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David W. Dupree David W. Dupree	Director

/s/ Dr. John B. Elstrott Dr. John B. Elstrott	Director

/s/ Gabrielle E. Greene Gabrielle E. Greene	Director

/s/ Shahid M. Hassan Shahid M. Hassan	Director

/s/ Linda A. Mason Linda A. Mason	Director

/s/ Morris J. Siegel Morris J. Siegel	Director

/s/ Dr. Ralph Z. Sorenson Dr. Ralph Z. Sorenson	Director