Form 10-Q
period 2007-01-14
WHOLE FOODS MARKET INC
filed 2007-02-23
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 14, 2007; or

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

512-477-4455

(Registrant’s telephone number, including area code)

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

Yes ☐                                                                                                          No ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of January 14, 2007 was 140,579,996 shares.

Whole Foods Market, Inc.

Form 10-Q

Table of Contents

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets, January 14, 2007 (unaudited) and September 24, 2006	3

Consolidated Statements of Operations (unaudited), for the sixteen weeks ended January 14, 2007 and January 15, 2006	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income, for the sixteen weeks ended January 14, 2007 (unaudited) and fiscal year ended September 24, 2006	5

Consolidated Statements of Cash Flows (unaudited), for the sixteen weeks ended January 14, 2007 and January 15, 2006	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 6. Exhibits	19

Signature	20

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets

January 14, 2007 (unaudited) and September 24, 2006

(In thousands)

Assets	2007	2006
Current assets:
Cash and cash equivalents	$43,585	$2,252
Short-term investments — available-for-sale securities	104,393	193,847
Restricted cash	74,485	60,065
Trade accounts receivable	77,680	82,137
Merchandise inventories	239,943	203,727
Deferred income taxes	50,368	48,149
Prepaid expenses and other current assets	41,183	33,804
Total current assets	631,637	623,981
Property and equipment, net of accumulated depreciation and amortization	1,323,876	1,236,133
Goodwill	113,494	113,494
Intangible assets, net of accumulated amortization	40,167	34,767
Deferred income taxes	33,754	29,412
Other assets	5,833	5,209
Total assets	$2,148,761	$2,042,996

Liabilities and Shareholders’ Equity	2007	2006
Current liabilities:
Current installments of long-term debt and capital lease obligations	$78	$49
Trade accounts payable	140,347	121,857
Accrued payroll, bonus and other benefits due team members	159,876	153,014
Dividends payable	25,370	—
Other current liabilities	240,794	234,850
Total current liabilities	566,465	509,770
Long-term debt and capital lease obligations, less current installments	2,852	8,606
Deferred rent liability	125,547	120,421
Other long-term liabilities	—	56
Total liabilities	694,864	638,853
Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 142,950 and 142,198 shares issued, 140,580 and 139,607 shares outstanding in 2007 and 2006, respectively	1,191,708	1,147,872
Common stock in treasury, at cost	(99,964)	(99,964)
Accumulated other comprehensive income	5,413	6,975
Retained earnings	356,740	349,260
Total shareholders’ equity	1,453,897	1,404,143
Commitments and contingencies
Total liabilities and shareholders’ equity	$2,148,761	$2,042,996

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 14,	January 15,
	2007	2006
Sales	$1,870,731	$1,666,953
Cost of goods sold and occupancy costs	1,229,972	1,092,018
Gross profit	640,759	574,935
Direct store expenses	482,797	424,438
General and administrative expenses	56,132	50,889
Pre-opening and relocation costs	16,284	8,491
Operating income	85,546	91,117
Investment and other income, net	4,045	6,079
Income before income taxes	89,591	97,196
Provision for income taxes	35,836	38,878
Net income	$53,755	$58,318

Basic earnings per share	$0.38	$0.42
Weighted average shares outstanding	140,267	137,532

Diluted earnings per share	$0.38	$0.40
Weighted average shares outstanding, diluted basis	142,918	145,317

Dividends per share	$0.33	$2.15

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Sixteen weeks ended January 14, 2007 (unaudited) and fiscal year ended September 24, 2006

(In thousands)

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 25, 2005	135,908	$874,972	$—	$4,405	$486,299	$1,365,676
Net income	—	—	—	—	203,828	203,828
Foreign currency translation adjustments	—	—	—	2,494	—	2,494
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	76	—	76
Comprehensive income	—	—	—	2,570	203,828	206,398
Dividends ($2.45 per share)	—	—	—	—	(340,867)	(340,867)
Issuance of common stock pursuant to team member stock plans	5,510	199,450	—	—	—	199,450
Purchase of treasury stock	(2,005)	—	(99,964)	—	—	(99,964)
Excess tax benefit related to exercise of team member stock options	—	59,096	—	—	—	59,096
Share-based compensation	—	9,432	—	—	—	9,432
Conversion of subordinated debentures	194	4,922	—	—	—	4,922
Balances at September 24, 2006	139,607	1,147,872	(99,964)	6,975	349,260	1,404,143
Net income	—	—	—	—	53,755	53,755
Foreign currency translation adjustments	—	—	—	(1,501)	—	(1,501)
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(61)	—	(61)
Comprehensive income	—	—	—	(1,562)	53,755	52,193
Dividends ($0.33 per share)	—	—	—	—	(46,275)	(46,275)
Issuance of common stock pursuant to team member stock plans	759	27,166	—	—	—	27,166
Excess tax benefit related to exercise of team member stock options	—	6,211	—	—	—	6,211
Share-based compensation	—	4,773	—	—	—	4,773
Conversion of subordinated debentures	214	5,686	—	—	—	5,686
Balances at January 14, 2007	140,580	$1,191,708	$(99,964)	$5,413	$356,740	$1,453,897

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 14,	January 15,
	2007	2006
Cash flows from operating activities:
Net income	$53,755	$58,318
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,731	46,399
Loss on disposal of fixed assets	1,030	494
Share-based compensation	4,773	1,131
Deferred income tax benefit	(6,561)	(6,656)
Excess tax benefit related to exercise of team member stock options	(5,286)	(31,411)
Deferred rent	4,735	3,101
Other	506	162
Net change in current assets and liabilities:
Trade accounts receivable	4,457	(8,232)
Merchandise inventories	(37,216)	(22,921)
Prepaid expense and other current assets	(10,454)	(3,352)
Trade accounts payable	18,490	4,869
Accrued payroll, bonus and other benefits due team members	6,862	13,471
Other accrued expenses	24,607	32,871
Net cash provided by operating activities	112,429	88,244
Cash flows from investing activities:
Development costs of new store locations	(100,942)	(35,330)
Other property and equipment expenditures	(52,083)	(33,737)
Acquisition of intangible assets	(6,246)	(884)
Purchase of available-for-sale securities	(145,268)	—
Sale of available-for-sale securities	234,777	—
Increase in restricted cash	(14,420)	(12,111)
Net cash used in investing activities	(84,182)	(82,062)
Cash flows from financing activities:
Dividends paid	(20,971)	(17,063)
Payments on long-term debt and capital lease obligations	(35)	(56)
Issuance of common stock	28,806	129,556
Excess tax benefit related to exercise of team member stock options	5,286	31,411
Net cash provided by financing activities	13,086	143,848

Net change in cash and cash equivalents	41,333	150,030
Cash and cash equivalents at beginning of period	2,252	308,524
Cash and cash equivalents at end of period	$43,585	$458,554

Supplemental disclosures of cash flow information:
Interest paid	$124	$248
Federal and state income taxes paid	$22,294	$5,262
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$5,686	$3,656

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

January 14, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. (“Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2006. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks and the fourth quarter is twelve or thirteen weeks. Fiscal year 2007 is a fifty-three week fiscal year and 2006 was a fifty-two week fiscal year. We operate in one reportable segment, natural and organic food supermarkets. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

(2) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. There were no impairments of goodwill or indefinite-lived intangible assets during the sixteen week period ended January 14, 2007.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $6.2 million, consisting primarily of acquired leasehold rights, during the sixteen week period ended January 14, 2007.  During the first quarter of fiscal year 2007 and fiscal year 2006, we reclassified approximately $0.1 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 3% and 2%, respectively, of our zero coupon convertible debentures. Amortization associated with intangible assets totaled approximately $0.5 million and $1.0 million for the sixteen weeks ended January 14, 2007 and January 15, 2006, respectively. The components of intangible assets were as follows (in thousands):

	January 14, 2007		September 24, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$774	$—	$774	$—
Definite-lived contract-based	51,674	(12,481)	45,579	(11,833)
Definite-lived marketing-related and other	1,941	(1,741)	2,242	(1,995)
	$54,389	$(14,222)	$48,595	$(13,828)

Amortization associated with the net carrying amount of intangible assets at January 14, 2007 is estimated to be $1.9 million for the remainder of fiscal year 2007, $2.6 million in fiscal year 2008, $2.6 million in fiscal year 2009, $2.6 million in fiscal year 2010, $2.5 million in fiscal year 2011, $2.5 million in fiscal year 2012.

(3) Long-Term Debt

During the first quarter of fiscal years 2007 and 2006, approximately 10,000 and 7,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 215,000 and 145,000 shares, respectively, of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $2.6 million and $8.3 million at January 14, 2007 and September 24, 2006, respectively.

(4) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 14,	January 15,
	2007	2006
Net income	$53,755	$58,318
Unrealized gains (losses), net	(61)	382
Foreign currency translation adjustment, net	(1,501)	251
Comprehensive income	$52,193	$58,951

(5) Investments

We had short-term cash equivalent investments totaling approximately $11.1 million and $10.1 million at January 14, 2007 and September 24, 2006, respectively.

As of January 14, 2007 and September 24, 2006 we also had short-term available-for-sale securities, generally consisting of state and local government obligations totaling approximately $104.4 million and $193.8 million, respectively.  Gross unrealized gains on the securities totaled approximately $16,000 and $76,000 as of January 14, 2007 and September 24, 2006, respectively.

(6) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of equity share options or other equity instruments, consisting of common shares deemed outstanding from the assumed exercise of stock options and the assumed conversion of zero coupon convertible subordinated debentures. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands):

	Sixteen weeks ended
	January 14,	January 15,
	2007	2006
Net income (numerator for basic earnings per share)	$53,755	$58,318
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	40	102
Adjusted net income (numerator for diluted earnings per share)	$53,795	$58,420
Weighted average common shares outstanding (denominator for basic earnings per share)	140,267	137,532
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	160	428
Assumed exercise of stock options	2,491	7,357
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	142,918	145,317

Basic earnings per share	$0.38	$0.42

Diluted earnings per share	$0.38	$0.40

The computations of diluted earnings per share for sixteen week periods ended January 14, 2007 and January 15, 2006 does not include options to purchase approximately 10.9 million shares and 9,100 shares of common stock, respectively, due to their antidilutive effect.

(7) Dividends

On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share, totaling approximately $21 million that was paid on October 23, 2006 to shareholders of record on October 13, 2006.  On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share, totaling approximately $25.3 million that was paid subsequent to the end of the first quarter on January 22, 2007 to shareholders of record on January 12, 2007. During the first quarter of fiscal year 2006, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $298.8 million, were paid on January 23, 2006 to shareholders of record on January 13, 2006. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to such factors and a determination that cash dividends continue to be in the best interest of our shareholders, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

(8) Share-Based Compensation

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our 1992 Stock Option Plans, as amended.  Under these plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The market value of the stock is determined as the closing stock price at the grant date.  At January 14, 2007 and September 24, 2006 there were approximately 6.8 million and 6.5 million shares, respectively, of our common stock available for future stock option grants.

Total unrecognized stock-based compensation expense related to nonvested stock options was approximately $22.7 million as of the end of the first quarter of fiscal year 2007, related to approximately 1.6 million shares with a per share weighted average fair value of $13.78. We anticipate this expense to be recognized over a weighted average period of approximately two years.

Share-based compensation expense recognized during the sixteen week periods ended January 14, 2007 and January 15, 2006 totaled approximately $4.8 million and $1.1  million, respectively and consisted of stock option expense of approximately $4.7 million and $1.0 million, respectively and team member stock purchase plan discounts of approximately $0.1 million. Included in total share-based compensation expense for the first quarter of fiscal year 2007 is a $2.4 million charge related to the acceleration of stock options in September 2005, to adjust for actual experience.  Share-based compensation was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 14,	January 15,
	2007	2006
Cost of goods sold and occupancy costs	$193	$5
Direct store expenses	2,571	94
General and administrative expenses	2,009	1,032
Share-based compensation before income taxes	4,773	1,131
Income tax benefit	1,332	302
Net share-based compensation expense	$3,441	$829

(9) Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 will have a significant effect on our future consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).”  Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

(10) Subsequent Event

On February 21, 2007, the Company and Wild Oats Markets announced they signed a definitive merger agreement under which the Company will acquire Wild Oats Markets’ outstanding common stock in a cash tender offer at a price of $18.50 per share, or approximately $565 million based on fully diluted shares. The Company will also assume Wild Oats Markets’ existing net debt, which totaled approximately $106 million on September 30, 2006. The Company expects to fund the transaction at closing using $700 million in new senior term loan facilities. Additionally, in conjunction with the transaction, the Company intends to expand its existing long-term senior revolving credit facility to $250 million. The Company has agreed in the merger agreement to commence a tender offer on February 27, 2007 for all of Wild Oats Markets’ outstanding common stock. The tender offer is conditioned upon at least a majority of the outstanding Wild Oats Markets’ shares being tendered, as well as customary regulatory and other closing conditions. Wild Oats Markets’ board of directors has unanimously recommended that Wild Oats Markets’ stockholders tender their shares in the offer. The Yucaipa Companies, Wild Oats Markets’ largest shareholder with approximately 18% ownership, has committed to tendering its shares. Approval of the transaction by Whole Foods Market shareholders is not required. The tender offer will expire within 30 days, subject to extension and to the receipt of customary regulatory approvals. The Company currently expects to close the transaction in April 2007.

Wild Oats Markets is one of the leading natural and organic foods retailers in North America with annual sales of approximately $1.2 billion. Wild Oats Markets was founded in Boulder, Colorado in 1987 and listed on the NASDAQ National Market in 1996. Wild Oats Markets currently operates 110 stores in 24 states and British Columbia, Canada under four banners:  Wild Oats Marketplace (nationwide), Henry’s Farmers Market (Southern California), Sun Harvest (Texas), and Capers Community Market (British Columbia).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of January 14, 2007, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 189 stores: 180 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and six stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within 12 to 24 months after entering the store development pipeline. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first several years of operation.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal year 2007 is a fifty-three week year and fiscal year 2006 was a fifty-two week fiscal year.

Subsequent to the end of the Company’s first fiscal quarter, on February 21, 2007, the Company and Wild Oats Markets announced they signed a definitive merger agreement under which the Company will acquire Wild Oats Markets’ outstanding common stock in a cash tender offer at a price of $18.50 per share. The Company has agreed in the merger agreement to commence a tender offer on February 27, 2007 for all of Wild Oats Markets’ outstanding common stock. The tender offer is conditioned upon at least a majority of the outstanding Wild Oats Markets’ shares being tendered, as well as customary regulatory and other closing conditions. This transaction is discussed further in Note 10 to the consolidated financial statements, “Subsequent Event” in “Item 1. Financial Statements.” Management’s Discussion and Analysis and the accompanying financial statements exclude any impact from the pending merger with Wild Oats Markets as the transaction has not closed.

Executive Summary

Sales for the first quarter of fiscal year 2007 increased approximately 12% to approximately $1.9 billion over approximately $1.7 billion in the prior year, driven by 9% square footage growth and comparable store sales growth of 7.0%. Identical store sales, which exclude three relocated stores and three major expansions, increased 6.2% for the quarter.

Net income for the first quarter totaled approximately $53.8 million and diluted earnings per share was $0.38.

Cash flows from operating activities for the first quarter totaled approximately $112.4 million compared to $88.2 million in the prior year. Our capital expenditures for the quarter totaled $153.0 million, of which approximately $100.9 million was for new store development. During the first quarter, we opened three new stores in West Orange, NJ, Tigard, OR and Seattle, WA and relocated a store in Dallas, TX, ending the quarter with 189 stores.

Cash and cash equivalents, including restricted cash, totaled approximately $118.1 million at the end of the first quarter of fiscal year 2007, and short-term investments totaled approximately $104.4 million. Total long-term debt was approximately $2.9 million at the end of the first quarter of fiscal year 2007.

On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share, totaling approximately $21 million that was paid on October 23, 2006 to shareholders of record on October 13, 2006.  On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share, totaling approximately $25.3 million that was paid subsequent to the end of the first quarter on January 22, 2007 to shareholders of record on January 12, 2007.

On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to approximately $200 million over the next three years.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 14,	January 15,
	2007	2006
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.7	65.5
Gross profit	34.3	34.5
Direct store expenses	25.8	25.5
General and administrative expenses	3.0	3.1
Pre-opening and relocation costs	0.9	0.5
Operating income	4.6	5.5
Investment and other income, net	0.2	0.4
Income before income taxes	4.8	5.8
Provision for income taxes	1.9	2.3
Net income	2.9%	3.5%

Figures may not add due to rounding.

Sales increased approximately 12.2% for the sixteen weeks ended January 14, 2007 over the same period of the prior fiscal year. This increase was driven by comparable store sales growth of approximately 7.0% and year-over-year square footage growth of approximately 9% for the sixteen weeks ended January 14, 2007. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 6.2% for the sixteen weeks ended January 14, 2007 over the same period of the prior fiscal year. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 14, 2007 was approximately 34.3% compared to approximately 34.5% for the same period of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation. Due to seasonality, the Company’s gross profit margin is typically lower in the first quarter than the remaining three quarters of the fiscal year. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. We continue to find many opportunities to lower our cost of goods sold, and we selectively pass on those savings to our customers through lower prices. While our customers are not primarily focused on price, our value image is important in terms of appealing to a broader customer base, especially as select natural and organic products are becoming more available through various retail formats.  Our strategy is to be competitively priced on a market-by-market basis on commodity-type products and on identical product brands in grocery and Whole Body; however, our perishables may be priced at a premium to reflect the higher quality, broader selection, and better customer service available in our produce, meat, seafood, bakery, specialty and prepared foods departments. One way we have improved our value to customers is through our private label products, which give us an opportunity to lower our prices through our scale and buying practices. We are committing additional resources to our private label team and expect private label to grow to a much higher percentage of our sales over time.

Direct store expenses as a percentage of sales were approximately 25.8% for the sixteen weeks ended January 14, 2007 compared to approximately 25.5% for the same period of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales were approximately 3.0% for the sixteen weeks ended January 14, 2007 compared to approximately 3.1% for the same period of the prior fiscal year.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, which include costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six to 12 months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs as a percentage of sales were approximately 0.9% for the sixteen weeks ended January 14, 2007 compared to approximately 0.5% for the same period of the prior fiscal year due primarily to the increased number of leases tendered. This significant year-over-year increase is due primarily to the anticipated acceleration in leases tendered and square footage opening in fiscal years 2007 and 2008, including the opening of 18 to 20 new stores in fiscal year 2007.

The numbers of stores opened and relocated were as follows:

	Sixteen weeks ended
	January 14,	January 15,
	2007	2006
New stores	3	5
Relocated stores	1	—

The Company began recognizing share-based compensation expense in the first quarter of fiscal year 2006. During the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. Share-based compensation expense recognized during the sixteen week periods ended January 14, 2007 and January 15, 2006 totaled approximately $4.8 million and $1.1 million, respectively and consisted of stock option expense of approximately $4.7 million and $1.0 million, respectively and team member stock purchase plan discounts of approximately $0.1 million. Included in total share-based compensation expense for the first quarter of fiscal year 2007 is a $2.4 million charge related to the acceleration of stock options in September 2005, to adjust for actual experience.  Share-based compensation was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 14,	January 15,
	2007	2006
Cost of goods sold and occupancy costs	$193	$5
Direct store expenses	2,571	94
General and administrative expenses	2,009	1,032
Share-based compensation before income taxes	4,773	1,131
Income tax benefit	1,332	302
Net share-based compensation expense	$3,441	$829

The Company expects share-based compensation of approximately $2 million to $3 million in the second quarter and $3 million to $4 million per quarter in the second half of the year following the Company’s annual grant date early in the third quarter, when the majority of options are granted.

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

Net investment and other income for the sixteen weeks ended January 14, 2007 totaled approximately $4.0 million compared to approximately $6.1 million, respectively, for the same period of the prior fiscal year due primarily to lower interest income earned based on lower average short-term investment balances.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $112.4 million during the sixteen weeks ended January 14, 2007 compared to approximately $88.2 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities was approximately $84.2 million for the sixteen weeks ended January 14, 2007 compared to approximately $82.1 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 14, 2007 totaled approximately $153.0 million, of which approximately $100.9 million was for new store development and approximately $52.1 million was for remodels and other additions. Capital expenditures for the sixteen weeks ended January 15, 2006 totaled approximately $69.1 million, of which approximately $35.3 million was for new store development and approximately $33.7 million was for remodels and other additions.

Capital expenditures are expected to be in range of $525 million to $575 million.  Of this amount, approximately 70% to 75% is related to new stores opening in fiscal year 2007 and beyond.

The following table provides additional information about the Company’s store openings in fiscal year 2006 and fiscal year-to-date through February 21, 2007, leases currently tendered but not opened, and total leases signed for stores scheduled to open through fiscal year 2010:

	Stores	Stores	Leases	Total Leases
	Opened	Opened	Tendered	Signed
	During	Through	as of	as of
	Fiscal Year	February 21,	February 21,	February 21,
	2006	2007	2007	2007
Number of stores (including relocations)	13	7	16	88
Number of relocations	2	2	2	16
New markets	4	—	2	21
Average store size (gross square feet)	50,000	54,000	54,000	56,000
As a percentage of existing store average size	147%	153%	154%	159%
Total square footage	653,000	378,000	870,000	4,972,000
As a percentage of existing square footage	10%	6%	13%	74%
Average pre-opening expense per store (incl. rent)	$1.9 million
Average pre-opening rent per store	$0.7 million
Average tender period	7.8 months

The Company expects total pre-opening and relocation costs for fiscal year 2007 to be in the range of $68 million to $74 million, compared to a total of approximately $37.4 million for fiscal year 2006. Approximately $18 million to $24 million of the estimated total relates to stores expected to open in fiscal year 2008. These ranges are based on estimated tender dates which are subject to change. The Company expects significantly higher-than-average pre-opening expense in fiscal year 2007 of approximately $7 million related to its first Whole Foods Market store in London. Excluding this store, the Company expects total pre-opening and relocation expense for stores opening in fiscal year 2007 to average approximately $2.4 million per store, above the Company’s average for stores opened in fiscal year 2006 due primarily to higher accelerated depreciation related to relocations.

The Company expects its materially higher pre-opening and relocation costs resulting primarily from the anticipated acceleration in leases tendered and square footage opening in fiscal years 2007 and 2008 to significantly impact fiscal year 2007 diluted earnings per share growth.

At January 14, 2007, the Company had short-term investments in available-for-sale securities totaling approximately $104.4 million. These investments are generally tax-free municipal obligations with effective maturities of less than 90 days.

Net cash provided by financing activities was approximately $13.1 million for the sixteen weeks ended January 14, 2007 compared to approximately $143.8 million for the same period of the prior fiscal year. Net proceeds to the Company from the exercise of team members’ stock options for the sixteen weeks ended January 14, 2007 totaled approximately $28.8 million compared to approximately $129.6 million for the same period of the prior fiscal year.

We have a $100 million revolving line of credit available through October 1, 2009. At January 14, 2007 and September 24, 2006, no amounts were drawn under the agreement.

We expect to fund our pending merger transaction with Wild Oats Markets at closing using $700 million in new senior term loan facilities.  Additionally, in conjunction with the transaction, the Company intends to expand its existing long-term senior revolving credit facility to $250 million.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $2.6 million and $8.3 million at January 14, 2007 and September 24, 2006, respectively. During the sixteen week period ended January 14, 2007, approximately 10,000 of the Company’s zero coupon convertible debentures were converted at the option of the holders into approximately 215,000 shares of Company common stock.

The following table shows payments due by period on contractual obligations as of January 14, 2007 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Convertible debt	$2,630	$—	$2,630	$—	$—
Capital lease obligations (including interest)	336	94	182	56	4
Operating lease obligations	4,886,089	170,036	471,492	503,492	3,741,069

Although the timing of any potential redemption is uncertain, the above table reflects the assumption that convertible debentures will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of January 14, 2007 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Credit facilities	$100,000	$—	$100,000	$—	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share, totaling approximately $21 million that was paid on October 23, 2006 to shareholders of record on October 13, 2006.  On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share, totaling approximately $25.3 million that was paid subsequent to the end of the first quarter on January 22, 2007 to shareholders of record on January 12, 2007. During the first quarter of fiscal year 2006, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $298.8 million, were paid on January 23, 2006 to shareholders of record on January 13, 2006. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at January 14, 2007 and September 24, 2006 for a total of approximately $100 million. On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million over the next three years. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Our principal historical sources of liquidity have been cash generated by operations, available unrestricted cash and cash equivalents, and short-term investments. Absent the pending merger transaction with Wild Oats Markets, any other significant cash acquisition or a significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next twelve months will be funded by cash generated from the expected results of operations, available unrestricted cash and cash equivalents, and short-term investments. Our revolving line of credit also is available should additional working capital be required. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our revolving line of credit or other sources of capital will be available to us in the future. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2006, we consider our policies on accounting for insurance and self-insurance reserves, inventory valuation, goodwill and intangible assets, income taxes and share-based compensation to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 will have a significant effect on our future consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).”  Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the year ended September 24, 2006. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended September 24, 2006.

Item 4. Controls and Procedures

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

Second Amendment, dated December 15, 2006, to the Third Amended and Restated Credit Agreement, dated October 1, 2004, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank; Wells Fargo Bank National Association; Wachovia Bank, National Association; and Fleet National Bank

Exhibit	31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit	31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	February 23, 2007	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal financial officer)