Form 10-Q
period 2007-04-08
WHOLE FOODS MARKET INC
filed 2007-05-18
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 8, 2007; or

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

Yes ☐                                                                                                          No ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 8, 2007 was 141,365,909 shares.

Whole Foods Market, Inc.
Form 10-Q
Table of Contents

Page Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited), April 8, 2007 and September 24, 2006	3

Consolidated Statements of Operations (unaudited), for the twelve and twenty-eight weeks ended April 8, 2007 and April 9, 2006	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the twenty-eight weeks ended April 8, 2007 and fiscal year ended September 24, 2006	5

Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks ended April 8, 2007 and April 9, 2006	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II. Other Information

Item 1. Legal Proceedings	20

Item 4. Submission of Matters to Vote of Securities Holders	20

Item 6. Exhibits	21

Signature	22

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
April 8, 2007 and September 24, 2006
(In thousands)

Assets	2007	2006
Current assets:
Cash and cash equivalents	$26,021	$2,252
Short-term investments — available-for-sale securities	68,321	193,847
Restricted cash	75,313	60,065
Trade accounts receivable	90,355	82,137
Merchandise inventories	237,336	203,727
Deferred income taxes	50,045	48,149
Prepaid expenses and other current assets	33,728	33,804
Total current assets	581,119	623,981
Property and equipment, net of accumulated depreciation and amortization	1,393,692	1,236,133
Goodwill	113,494	113,494
Intangible assets, net of accumulated amortization	51,031	34,767
Deferred income taxes	36,900	29,412
Other assets	7,109	5,209
Total assets	$2,183,345	$2,042,996

Liabilities and Shareholders’ Equity	2007	2006
Current liabilities:
Current installments of long-term debt and capital lease obligations	$78	$49
Trade accounts payable	140,649	121,857
Accrued payroll, bonus and other benefits due team members	158,861	153,014
Dividends payable	25,808	—
Other current liabilities	234,162	234,850
Total current liabilities	559,558	509,770
Long-term debt and capital lease obligations, less current installments	2,865	8,606
Deferred rent liability	123,738	120,421
Other long-term liabilities	—	56
Total liabilities	686,161	638,853
Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 143,380 and 142,198 shares issued, 141,366 and 139,607 shares outstanding in 2007 and 2006, respectively	1,213,607	1,147,872
Common stock in treasury, at cost	(99,964)	(99,964)
Accumulated other comprehensive income	6,245	6,975
Retained earnings	377,296	349,260
Total shareholders’ equity	1,497,184	1,404,143
Commitments and contingencies
Total liabilities and shareholders’ equity	$2,183,345	$2,042,996

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 8,	April 9,	April 8,	April 9,
	2007	2006	2007	2006
Sales	$1,463,210	$1,311,520	$3,333,941	$2,978,473
Cost of goods sold and occupancy costs	948,738	848,020	2,178,710	1,940,038
Gross profit	514,472	463,500	1,155,231	1,038,435
Direct store expenses	379,295	330,470	862,092	754,908
General and administrative expenses	45,456	43,421	101,588	94,310
Pre-opening and relocation costs	15,634	7,324	31,918	15,815
Operating income	74,087	82,285	159,633	173,402
Investment and other income, net	2,562	4,068	6,607	10,147
Income before income taxes	76,649	86,353	166,240	183,549
Provision for income taxes	30,660	34,542	66,496	73,420
Net income	$45,989	$51,811	$99,744	$110,129

Basic earnings per share	$0.33	$0.37	$.71	$0.80
Weighted average shares outstanding	140,953	139,450	140,561	138,354

Diluted earnings per share	$0.32	$0.36	$0.70	$0.76
Weighted average shares outstanding, diluted basis	142,746	145,546	142,844	145,415

Dividends per share	$0.18	$0.15	$0.51	$2.30

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)
Twenty-eight weeks ended April 8, 2007 and fiscal year ended September 24, 2006
(In thousands)

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 25, 2005	135,908	$874,972	$—	$4,405	$486,299	$1,365,676
Net income	—	—	—	—	203,828	203,828
Foreign currency translation adjustments	—	—	—	2,494	—	2,494
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	76	—	76
Comprehensive income	—	—	—	2,570	203,828	206,398
Dividends ($2.45 per share)	—	—	—	—	(340,867)	(340,867)
Issuance of common stock pursuant to team member stock plans	5,510	199,450	—	—	—	199,450
Purchase of treasury stock	(2,005)	—	(99,964)	—	—	(99,964)
Excess tax benefit related to exercise of team member stock options	—	59,096	—	—	—	59,096
Share-based compensation	—	9,432	—	—	—	9,432
Conversion of subordinated debentures	194	4,922	—	—	—	4,922
Balances at September 24, 2006	139,607	1,147,872	(99,964)	6,975	349,260	1,404,143
Net income	—	—	—	—	99,744	99,744
Foreign currency translation adjustments	—	—	—	(644)	—	(644)
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(86)	—	(86)
Comprehensive income	—	—	—	(730)	99,744	99,014
Dividends ($0.51 per share)	—	—	—	—	(71,708)	(71,708)
Issuance of common stock pursuant to team member stock plans	1,545	41,604	—	—	—	41,604
Excess tax benefit related to exercise of team member stock options	—	11,926	—	—	—	11,926
Share-based compensation	—	6,519	—	—	—	6,519
Conversion of subordinated debentures	214	5,686	—	—	—	5,686
Balances at April 8, 2007	141,366	$1,213,607	$(99,964)	$6,245	$377,296	$1,497,184

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Twenty-eight weeks ended
	April 8,	April 9,
	2007	2006
Cash flows from operating activities:
Net income	$99,744	$110,129
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,134	81,308
Loss (gain) on disposal of fixed assets	2,710	(1,243)
Share-based compensation	6,519	3,074
Deferred income tax benefit	(9,384)	(5,717)
Excess tax benefit related to exercise of team member stock options	(10,773)	(43,063)
Deferred rent	2,744	6,328
Other	504	2,554
Net change in current assets and liabilities:
Trade accounts receivable	(8,218)	(7,062)
Merchandise inventories	(35,809)	(25,353)
Prepaid expense and other current assets	(1,856)	(8,097)
Trade accounts payable	18,792	13,164
Accrued payroll, bonus and other benefits due team members	5,847	16,033
Other accrued expenses	13,025	74,565
Net cash provided by operating activities	178,979	216,620
Cash flows from investing activities:
Development costs of new store locations	(177,821)	(66,460)
Other property and equipment expenditures	(76,989)	(57,035)
Acquisition of intangible assets	(17,722)	(4,368)
Purchase of available-for-sale securities	(163,027)	—
Sale of available-for-sale securities	287,884	—
Increase in restricted cash	(15,248)	(25,400)
Net cash used in investing activities	(162,923)	(153,263)
Cash flows from financing activities:
Dividends paid	(46,262)	(315,885)
Payments on long-term debt and capital lease obligations	(52)	(74)
Issuance of common stock	43,254	168,123
Excess tax benefit related to exercise of team member stock options	10,773	43,063
Net cash provided by (used in) financing activities	7,713	(104,773)

Net change in cash and cash equivalents	23,769	(41,416)
Cash and cash equivalents at beginning of period	2,252	308,524
Cash and cash equivalents at end of period	$26,021	$267,108

Supplemental disclosures of cash flow information:
Interest paid	$190	$403
Federal and state income taxes paid	$76,385	$5,836
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$5,686	$3,779

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
April 8, 2007

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

(2) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. There were no impairments of goodwill or indefinite-lived intangible assets during the twenty-eight week period ended April 8, 2007.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $11.4 million and $17.6 million, consisting primarily of acquired leasehold rights, during the twelve and twenty-eight week periods ended April 8, 2007, respectively.  During the first quarter of fiscal year 2007, we reclassified approximately $0.1 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 3% of our zero coupon convertible debentures.  There were no conversions of our zero coupon convertible debentures in the second quarter of fiscal year 2007. During the twenty-eight weeks ended April 9, 2006, we reclassified approximately $0.1 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 2% of our zero coupon convertible debentures. Amortization associated with intangible assets totaled approximately $0.5 million and $1.0 million for the twelve and twenty-eight week periods ended April 8, 2007, respectively, and approximately $0.5 million and $1.5 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	April 8, 2007		September 24, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$774	$—	$774	$—
Definite-lived contract-based	63,203	(13,129)	45,579	(11,833)
Definite-lived marketing-related and other	1,941	(1,758)	2,242	(1,995)
	$65,918	$(14,887)	$48,595	$(13,828)

Amortization associated with the net carrying amount of intangible assets at April 8, 2007 is estimated to be $1.6 million for the remainder of fiscal year 2007, $3.3 million in fiscal year 2008, $3.2 million in fiscal year 2009, $3.1 million in fiscal year 2010, $3.1 million in fiscal year 2011, and $3.1 million in fiscal year 2012.

(3) Long-Term Debt

During the twenty-eight week periods ended April 8, 2007 and April 9, 2006, approximately 10,000 and 7,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 215,000 shares and 150,000 shares, respectively, of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $2.7 million and $8.3 million at April 8, 2007 and September 24, 2006, respectively.

(4) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8,	April 9,	April 8,	April 9,
	2007	2006	2007	2006
Net income	$45,989	$51,811	$99,744	$110,129
Unrealized gains (losses), net	(25)	6	(86)	388
Foreign currency translation adjustments, net	857	293	(644)	544
Comprehensive income	$46,821	$52,110	$99,014	$111,061

(5) Investments

We had cash equivalent investments totaling approximately $22.9 million and $10.1 million at April 8, 2007 and September 24, 2006, respectively.

As of April 8, 2007 and September 24, 2006 we also had short-term available-for-sale securities, generally consisting of state and local government obligations, totaling approximately $68.3 million and $193.8 million, respectively.  Gross unrealized gains on the securities totaled approximately $9,000 and $76,000 as of April 8, 2007 and September 24, 2006, respectively.

(6) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of equity share options or other equity instruments consisting of common shares deemed outstanding from the assumed exercise of stock options and the assumed conversion of zero coupon convertible subordinated debentures. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8,	April 9,	April 8,	April 9
	2007	2006	2007	2006
Net income (numerator for basic earnings per share)	$45,989	$51,811	$99,744	$110,129
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	19	62	59	164
Adjusted net income (numerator for diluted earnings per share)	$46,008	$51,873	$99,803	$110,293
Weighted average common shares outstanding (denominator for basic earnings per share)	140,953	139,450	140,561	138,354
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	97	358	133	398
Assumed exercise of stock options	1,696	5,738	2,150	6,663
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	142,746	145,546	142,844	145,415

Basic earnings per share	$0.33	$0.37	$0.71	$0.80

Diluted earnings per share	$0.32	$0.36	$0.70	$0.76

The computations of diluted earnings per share do not include options to purchase approximately 10.6 million shares and 10.8 million shares of common stock for the twelve and twenty-eight week periods ended April 8, 2007, respectively, due to their antidilutive effect and approximately 5.3 million shares and 2.3 million shares, respectively, for the same periods of the prior fiscal year.

(7) Dividends

On March 5, 2007, the Company’s Board of Directors approved a quarterly dividend of $0.18 per share, totaling approximately $25.8 million that was paid subsequent to the end of the second quarter on April 24, 2007 to shareholders of record on April 13, 2007.  On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share, totaling approximately $25.3 million that was paid on January 22, 2007 to shareholders of record on January 12, 2007.  On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share, totaling approximately $21 million that was paid on October 23, 2006 to shareholders of record on October 13, 2006.  During the second quarter of fiscal year 2006, the Company declared a cash dividend of $0.15 per share, for a total of approximately $21.1 million, paid April 24, 2006 to shareholders of record as of April 14, 2006. During the first quarter of fiscal year 2006, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $298.8 million, were paid on January 23, 2006 to shareholders of record on January 13, 2006. The Company will pay future dividends at the discretion of our Board of Directors. The continuation of these payments and the amount of such dividends depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the current intention of our Board of Directors is to pay a quarterly dividend on an ongoing basis.

(8) Share-Based Compensation

Our Company maintains several stock-based incentive plans. We historically granted options to purchase common stock under our 1992 Stock Option Plans, as amended.  On March 5, 2007, our shareholders approved a new stock-based incentive plan, the “2007 Stock Incentive Plan”. Under the new plan, future options will be granted at an option price not less than the market value of the stock at the grant date, will be generally exercisable ratably over a four-year period beginning one year from grant and will expire five years from the date of grant. The market value of the stock will be determined as the closing stock price at the grant date.  At April 8, 2007 and September 24, 2006 there were approximately 6.9 million and 6.5 million shares, respectively, of our common stock available for future stock option grants.

As of April 8, 2007 there was $17.6 million of unrecognized share-based compensation expense related to nonvested stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of approximately one and a half years. To the extent the forfeiture rate is different than what we have anticipated, share-based compensation related to these awards will differ from our expectations.

Share-based compensation expense recognized during the twelve and twenty eight week periods ending April 8, 2007 totaled approximately $1.7 million and $6.5 million, respectively and consisted of stock option expense of approximately $1.6 million and $6.3 million, respectively and team member stock purchase plan discounts of approximately $0.1 million and $0.2 million, respectively. In the first quarter of fiscal year 2007, the Company recognized an additional $2.4 million of share-based compensation related to the acceleration of stock options in September 2005, to adjust for actual experience.  Share-based compensation was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8,	April 9,	April 8,	April 9,
	2007	2006	2007	2006
Cost of goods sold and occupancy costs	$22	$17	$216	$22
Direct store expenses	880	331	3,450	425
General and administrative expenses	844	1,595	2,853	2,627
Share-based compensation before income taxes	1,746	1,943	6,519	3,074
Income tax benefit	591	755	1,923	1,057
Net share-based compensation expense	$1,155	$1,188	$4,596	$2,017

(9) Proposed Merger with Wild Oats Markets

On February 21, 2007, the Company and Wild Oats Markets announced they signed a definitive merger agreement under which the Company would acquire Wild Oats Markets’ outstanding common stock in a cash tender offer at a price of $18.50 per share, or approximately $565 million based on fully diluted shares. The Company will also assume Wild Oats Markets’ existing net debt, which totaled approximately $106 million on September 30, 2006. The Company expects to fund the transaction at closing using $700 million in new senior term loan facilities. Additionally, in conjunction with the transaction, the Company intends to expand its existing long-term senior revolving credit facility to $250 million. The Company agreed in the merger agreement to commence a tender offer on February 27, 2007 for all of Wild Oats Markets’ outstanding common stock. The tender offer is conditioned upon at least a majority of the outstanding Wild Oats Markets’ shares being tendered, as well as customary regulatory and other closing conditions, including the expiration or termination of any waiting period under the Federal Trade Commission’s (“FTC”) Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). Wild Oats Markets’ board of directors has unanimously recommended that Wild Oats Markets’ stockholders tender their shares in the offer. The Yucaipa Companies, Wild Oats Markets’ largest shareholder with approximately 18% ownership, has committed to tendering its shares.

The Company is currently working diligently with the FTC regarding the HSR Act review.  On March 13, 2007, the Company and Wild Oats Markets, Inc. received a second request for additional information from the FTC in connection with the Company’s proposed tender offer. On March 21, 2007, the Company announced that it extended the expiration date for its tender offer to purchase outstanding shares of Wild Oats Markets, Inc. to 5:00 p.m., Eastern Daylight Time, on Tuesday, April 24, 2007. On April 24, 2007, the Company announced that it again extended the expiration date for its tender offer to purchase outstanding shares of Wild Oats Markets, Inc. to 5:00 p.m., Eastern Daylight Time, on Tuesday, May 22, 2007. The extended tender offer is subject to additional extensions and to the receipt of customary regulatory approvals, including the expiration or termination of any waiting period under the HSR Act.

Although the FTC has not yet decided whether to challenge the Wild Oats transaction, members of the FTC staff have voiced concerns regarding perceived anticompetitive effects resulting from the proposed tender offer and merger. Approval of the transaction by Whole Foods Market shareholders is not required.

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

(10) Shareholders’ Equity

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over four years. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at April 8, 2007 and September 24, 2006 for a total of approximately $100 million. On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million over the next three years.

(11) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 applies to all entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In May 2007, the FASB issued Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP No. FIN 48-1 should be applied upon the initial adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, that the adoption of FSP No. FIN 48-1 will have on our consolidated financial statements.

(12) Subsequent Event

Subsequent to the Company’s May 9, 2007 second quarter earnings release, the Company repurchased approximately 2.5 million shares of Company common stock on the open market through May 18, 2007. The average price per share paid was $39.35, for a total of approximately $100 million. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of April 8, 2007, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 194 stores: 185 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and six stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within 12 to 24 months after entering the store development pipeline. New stores generally become profitable during their first year of operation; although some new stores may incur operating losses for the first several years of operation.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal year 2007 is a fifty-three week year and fiscal year 2006 was a fifty-two week fiscal year.

On February 21, 2007, the Company and Wild Oats Markets announced they signed a definitive merger agreement under which the Company intends to acquire Wild Oats Markets’ outstanding common stock in a cash tender offer at a price of $18.50 per share. The Company commenced a tender offer on February 27, 2007 for all of Wild Oats Markets’ outstanding common stock. The tender offer is conditioned upon at least a majority of the outstanding Wild Oats Markets’ shares being tendered, as well as customary regulatory and other closing conditions, including the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). On March 13, 2007, the Company and Wild Oats Markets, Inc. received a second request for additional information from the FTC in connection with the Company’s proposed tender offer. On March 21, 2007, the Company announced that it extended the expiration date for its tender offer to purchase outstanding shares of Wild Oats Markets, Inc. to 5:00 p.m., Eastern Daylight Time, on Tuesday, April 24, 2007. On April 24, 2007, the Company announced that it again extended the expiration date for its tender offer to purchase outstanding shares of Wild Oats Markets, Inc. to 5:00 p.m., Eastern Daylight Time, on Tuesday, May 22, 2007. The extended tender offer is subject to additional extensions and to the receipt of customary regulatory approvals, including the expiration or termination of any waiting period under the HSR Act. This transaction is discussed further in Note 9 to the consolidated financial statements, “Proposed Merger with Wild Oats Markets” in “Item 1. Financial Statements.” Management’s Discussion and Analysis and the accompanying financial statements exclude any impact from the proposed merger with Wild Oats Markets as the transaction has not closed. Although the FTC has not yet decided whether to challenge the proposed transaction, members of the FTC staff have voiced concerns regarding perceived anticompetitive effects resulting from the proposed tender offer and merger. The Company will make any further updates regarding the proposed tender offer via public filings.

Executive Summary

Sales for the second quarter of fiscal year 2007 increased approximately 11.6% to approximately $1.5 billion over approximately $1.3 billion in the prior year, driven by comparable store sales growth of approximately 6.0% and 12% square footage growth. Identical store sales, which exclude four relocated stores and three major expansions, increased 5.1% for the quarter.

Net income for the second quarter totaled approximately $46.0 million and diluted earnings per share was $0.32.

Cash flows from operating activities for the second quarter totaled approximately $66.6 million compared to $128.4 million in the prior year. Our capital expenditures for the quarter totaled approximately $101.8 million, of which approximately $76.9 million was for new store development. During the second quarter, the Company relocated one store in Portland, ME and opened stores in Fairfax, VA; Chicago, IL; Birmingham, AL; Manhattan, NY; and Cleveland, OH, ending the quarter with 194 stores and approximately 6.9 million square feet in operation.

Cash and cash equivalents, including restricted cash, totaled approximately $101.3 million at the end of the second quarter of fiscal year 2007, and short-term investments totaled approximately $68.3 million. Total long-term debt was approximately $2.9 million at the end of the second quarter of fiscal year 2007.

On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share, totaling approximately $21 million that was paid on October 23, 2006 to shareholders of record on October 13, 2006.  On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share, totaling approximately $25.3 million that was paid on January 22, 2007 to shareholders of record on January 12, 2007. On March 5, 2007, the Company’s Board of Directors approved a quarterly dividend of $0.18 per share, totaling approximately $25.8 million that was paid subsequent to the end of the second quarter on April 24, 2007 to shareholders of record on April 13, 2007.

Subsequent to the Company’s May 9, 2007 second quarter earnings release, the Company repurchased approximately 2.5 million shares of Company common stock on the open market through May 18, 2007. The average price per share paid was $39.35, for a total of approximately $100 million.

On April 24, 2007 the Company announced that it extended the expiration date for its tender offer to purchase the outstanding shares of Wild Oats Markets, Inc. to 5:00 p.m., Eastern Daylight Time, on Tuesday, May 22, 2007.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 8,	April 9,	April 8,	April 9,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.8	64.7	65.3	65.1
Gross profit	35.2	35.3	34.7	34.9
Direct store expenses	25.9	25.2	25.9	25.3
General and administrative expenses	3.1	3.3	3.0	3.2
Pre-opening and relocation costs	1.1	0.6	1.0	0.5
Operating income	5.1	6.3	4.8	5.8
Investment and other income, net	0.2	0.3	0.2	0.3
Income before income taxes	5.2	6.6	5.0	6.2
Provision for income taxes	2.1	2.6	2.0	2.5
Net income	3.1%	4.0%	3.0%	3.7%

Figures may not add due to rounding.

Sales increased approximately 11.6% and 11.9% for the twelve and twenty-eight weeks ended April 8, 2007, respectively, over the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 6.0% and 6.6%, respectively, and square footage growth of approximately 12% for both periods. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 5.1% and 5.7% for the twelve and twenty-eight weeks ended April 8, 2007, respectively, over the same periods of the prior fiscal year. The Company believes its comparable store sales growth and the ability to open successful stores in diverse markets are due to the broad appeal of our stores, natural and organic products entering the mainstream consciousness, improvements in overall store execution and the growing awareness of our brand.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 8, 2007 was approximately 35.2% and 34.7%, respectively, compared to approximately 35.3% and 34.9%, respectively for the same periods of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. We continue to find many opportunities to lower our cost of goods sold, and we selectively pass on those savings to our customers through lower prices. While our customers are not primarily focused on price, our value image is important in terms of appealing to a broader customer base; especially as select natural and organic products are becoming more available through various retail formats. Our strategy is to be competitively priced on a market-by-market basis on commodity-type products and on identical product brands in grocery and Whole Body; however, our perishables may be priced at a premium to reflect the higher quality, broader selection, and better customer service available in our produce, meat, seafood, bakery, specialty and prepared foods departments. We believe strengthening our price image on commodity-type branded products to broaden our appeal is still the right long-term strategy, and we continue to find opportunities to lower our cost of goods sold to help offset these price investments and minimize the gross margin impact.

We have many buying initiatives in place that are benefiting our customers, and we are continuing to further differentiate our product offering to further our leadership role within natural and organic products. Some elements of this strategy include:

•                  Private Label. In the second quarter, our private label SKU count increased 16 percent year-over-year to over 1,900 SKUs, and our private label sales increased to 18 percent of our total grocery and Whole Body sales. We expect private label to grow to a much higher percentage of our sales over time.

•                  Buying Global. During the second quarter, we launched our Whole Trade Guarantee program which offers our shoppers a differentiated guarantee on products from developing countries with strict criteria to ensure exceptional product quality, more money for producers, better wages and working conditions for workers, and sound environmental production practices that promote biodiversity. The program will also support eliminating poverty through a donation of one percent of Whole Trade product sales to our Whole Planet Foundation™. One of our first products is our EARTH University™ bananas which are high quality and are grown using low-impact earth-friendly agriculture techniques in Costa Rica. Other Whole Trade products include tea, cocoa, mangoes, rice, sugar, vanilla and coffee. Within the next ten years, our goal is to have over 50 percent of our imported products from the developing world included in our Whole Trade Guarantee program, and reach 100 percent over the longer term.

•                  Buying Local. An opportunity to differentiate our product selection while fulfilling several of our Core Values is to highlight locally-grown products in our stores, and we hope to have close to 20 percent of our produce purchases sourced locally this year. We have further empowered our individual store and regional buyers to seek out locally grown produce, and have created a Local Producer Loan Program through which we are offering up to $10 million in annual financial assistance.

Direct store expenses as a percentage of sales were approximately 25.9% for both the twelve and twenty-eight weeks ended April 8, 2007 compared to approximately 25.2% and 25.3% for the same periods of the prior fiscal year, respectively. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. During the second quarter of fiscal year 2007, comparable stores were impacted by higher health care, workers’ compensation and depreciation costs as a percentage of sales which were partially offset by leverage in wages. Comparable stores are defined as stores, including relocated stores, open more than 52 weeks prior to the beginning of the quarter.

General and administrative expenses as a percentage of sales were approximately 3.1% and 3.0% for the twelve and twenty-eight weeks ended April 8, 2007, respectively, compared to approximately 3.3% and 3.2%, respectively, for the same periods of the prior fiscal year.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, which include costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six to 12 months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs as a percentage of sales were approximately 1.1% and 1.0% for the twelve and twenty-eight weeks ended April 8, 2007, respectively, compared to approximately 0.6% and 0.5%, respectively, for the same periods of the prior fiscal year. This significant year-over-year increase is due primarily to the anticipated acceleration in leases tendered and square footage opening in fiscal years 2007 and 2008, including the opening of 18 to 20 new stores in fiscal year 2007.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 8,	April 9,	April 8,	April 9,
	2007	2006	2007	2006
New stores	5	2	8	7
Relocated stores	1	1	2	1

The Company began recognizing share-based compensation expense in the first quarter of fiscal year 2006. Share-based compensation expense recognized during the twelve and twenty-eight weeks ended April 8, 2007 totaled approximately $1.7 million and $6.5 million, respectively and consisted of stock option expense totaling approximately $1.6 million and $6.3 million, respectively, and team member stock purchase plan discounts totaling approximately $0.1 million and $0.2 million, respectively. Share-based compensation expense recognized during the twelve and twenty-eight weeks ended April 9, 2006 totaled approximately $2.0 million and $3.1 million, respectively and consisted of stock option expense totaling approximately $1.8 million and $2.8 million, respectively, and team member stock purchase plan discounts totaling approximately $0.2 million and $0.3 million, respectively. Included in total share-based compensation expense for the first quarter of fiscal year 2007 is a $2.4 million charge related to the acceleration of stock options in September 2005, to adjust for actual experience. Share-based compensation was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8,	April 9,	April 8,	April 9,
	2007	2006	2007	2006
Cost of goods sold and occupancy costs	$22	$17	$216	$22
Direct store expenses	880	331	3,450	425
General and administrative expenses	844	1,595	2,853	2,627
Share-based compensation before income taxes	1,746	1,943	6,519	3,074
Income tax benefit	591	755	1,923	1,057
Net share-based compensation expense	$1,155	$1,188	$4,596	$2,017

The Company expects share-based compensation of approximately $3 million to $4 million per quarter in the second half of fiscal year 2007 following the Company’s annual grant date early in the third quarter, when the majority of options are granted. The Company’s current intention is to keep its broad-based stock option program in place but, going forward, limit the number of shares granted in any one year so that annual earnings per share dilution from share-based compensation expense will ramp up but not exceed 10% over time. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success.

Net investment and other income as a percentage of sales was approximately 0.2% for both the twelve and twenty-eight weeks ended April 8, 2007 compared to approximately 0.3% for each of the same periods of the prior fiscal year due primarily to lower interest income earned based on lower average short-term investment balances.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $66.6 million and $179.0 million during the twelve and twenty-eight weeks ended April 8, 2007, respectively, compared to approximately $128.4 million and $216.6 million, respectively, during the same periods of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities was approximately $78.7 million and $162.9 million for the twelve and twenty-eight weeks ended April 8, 2007, respectively, compared to approximately $71.2 million and $153.3 million for the same periods of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twelve and twenty-eight weeks ended April 8, 2007 totaled approximately $101.8 million and $254.8 million, respectively, of which approximately $76.9 million and $177.8 million, respectively, was for new store development, and approximately $24.9 million and $77.0 million, respectively, was for remodels and other additions. Capital expenditures for the twelve and twenty-eight weeks ended April 9, 2006 totaled approximately $54.4 million and $123.5 million, respectively, of which approximately $31.1 million and $66.5 million, respectively, was for new store development, and approximately $23.3 million and $57.0 million, respectively, was for remodels and other additions.

The Company expects capital expenditures for fiscal year 2007 to be in range of $525 million to $575 million. Of this amount, approximately 70% to 75% is related to new stores opening in fiscal year 2007 and beyond.

The following table provides additional information about the Company’s store openings in fiscal year 2006 and fiscal year to date through May 9, 2007, leases currently tendered but not opened, and total leases signed for stores scheduled to open through fiscal year 2010:

	Stores	Stores	Leases	Total Leases
	Opened	Opened	Tendered	Signed
	During	Through	as of	as of
	Fiscal Year	May 9,	May 9,	May 9,
	2006	2007	2007	2007
Number of stores (including relocations)	13	11	18	92
Number of relocations	2	2	4	17
Number of lease acquisitions, ground leases And owned properties	1	2	10	17
New markets	4	2	1	21

Average store size (gross square feet)	50,000	56,000	49,000	55,000
As a percentage of existing store average size	147%	155%	136%	152%
Total square footage	653,000	613,000	879,000	5,069,000
As a percentage of existing square footage	10%	9%	13%	73%
Average tender period	7.8 months	9.5 months
Average pre-opening expense per store (incl. rent)	$1.9 million
Average pre-opening rent per store	$0.7 million

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

At April 8, 2007, the Company had short-term investments in available-for-sale securities totaling approximately $68.3 million. These investments are generally tax-exempt municipal obligations with effective maturities of less than 90 days.

Net cash used in financing activities was approximately $5.4 million for the twelve weeks ended April 8, 2007, and net cash provided by financing activities was approximately $7.7 million for the twenty-eight weeks ended April 8, 2007. Net cash used in financing activities was approximately $248.6 million and $104.8 million for the twelve and twenty-eight weeks ended April 9, 2006, respectively. Net proceeds to the Company from the exercise of team members’ stock options for the twelve and twenty-eight weeks ended April 8, 2007 totaled approximately $14.4 million and $43.3 million, respectively, compared to approximately $38.6 million and $168.1 million, respectively, for the same periods of the prior fiscal year.

We have a $100 million revolving line of credit available through October 1, 2009 which we intend to expand to $200 million. At April 8, 2007 and September 24, 2006, no amounts were drawn under the agreement.

We expect to fund the costs of our proposed merger transaction with Wild Oats Markets, Inc. at closing using $700 million in new senior term loan facilities, pending consummation of the transaction. Additionally, in conjunction with the proposed transaction, we intend to expand to $250 million and extend the term of our existing revolving credit facility.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $2.7 million and $8.3 million at April 8, 2007 and September 24, 2006, respectively. During the first quarter of fiscal year 2007, approximately 10,000 of the Company’s zero coupon convertible debentures were converted at the option of the holders into approximately 215,000 shares of Company common stock. No debentures were converted at the option of the holders to Company common stock during the second quarter of fiscal year 2007.

The following table shows payments due by period on contractual obligations as of April 8, 2007 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Convertible debt	$2,660	$2,660	$—	$—	$—
Capital lease obligations (including interest)	314	93	176	45	—
Operating lease obligations	5,141,210	184,931	504,209	528,160	3,923,910

Although the timing of any potential redemption is uncertain, the above table reflects the assumption that convertible debentures will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of April 8, 2007 (in thousands):

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

On September 27, 2006, the Company’s Board of Directors approved a quarterly dividend of $0.15 per share, totaling approximately $21 million that was paid on October 23, 2006 to shareholders of record on October 13, 2006. On November 2, 2006, the Company’s Board of Directors approved a 20% increase in the Company’s quarterly dividend to $0.18 per share, totaling approximately $25.3 million that was paid on January 22, 2007 to shareholders of record on January 12, 2007. On March 5, 2007, the Company’s Board of Directors approved a quarterly dividend of $0.18 per share, totaling approximately $25.8 million that was paid subsequent to the end of the second quarter on April 24, 2007 to shareholders of record on April 13, 2007. During the first quarter of fiscal year 2006, the Company announced a 20% increase in the Company’s quarterly dividend to $0.15 per share and a special dividend of $2.00 per share. The quarterly dividend and special dividend, totaling approximately $298.8 million, were paid on January 23, 2006 to shareholders of record on January 13, 2006. On March 6, 2006, the Company’s Board of Directors approved a cash dividend of $0.15 per share, totaling approximately $21.1 million that was paid on April 24, 2006 to shareholders of record on April 14, 2006. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over four years. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at April 8, 2007 and September 24, 2006 for a total of approximately $100 million. On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million over the next three years. Subsequent to the Company’s May 9, 2007 second quarter earnings release, the Company repurchased approximately 2.5 million shares of Company common stock on the open market through May 18, 2007. The average price per share paid was $39.35, for a total of approximately $100 million. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Our principal historical sources of liquidity have been cash generated by operations, available unrestricted cash and cash equivalents, and short-term investments. The Company’s common stock repurchase subsequent to the end of the second quarter of fiscal year 2007 totaling approximately $100 million was funded primarily by available cash and cash equivalents and short term investments. Absent the proposed merger transaction with Wild Oats Markets, any other significant cash acquisition or a significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next twelve months will be funded by cash generated from the expected results of operations, available unrestricted cash and cash equivalents, and amounts available on our revolving line of credit. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our revolving line of credit or other sources of capital will be available to us in the future. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 applies to all entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In May 2007, the FASB issued Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP No. FIN 48-1 should be applied upon the initial adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, that the adoption of FSP No. FIN 48-1 will have on our consolidated financial statements.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the year ended September 24, 2006. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

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

Item 4.  Submission of Matters to Vote of Security Holders

On March 5, 2007, the Company held its annual meeting of shareholders at which shareholders:

(i)             elected to the Board of Directors of Whole Foods Market eight directors;

(ii)          ratified the appointment of Ernst & Young LLP as independent auditor for the Company for the fiscal year ending September 30, 2007;

(iii)       approved the consolidation, amendment and restatement of the Company’s stock option plans;

(iv)      approved the amendment and restatement of the Company’s team member stock purchase plan;

(v)         rejected a shareholder proposal regarding the Company’s energy use;

(vi)      rejected a shareholder proposal regarding separating the roles of our Company CEO and Chairman of the Board.

Voting results were as follows:

		For	Withheld
(i)	Director elections:
	David W. Dupree	124,187,900	2,607,972
	John B. Elstrott	124,249,520	2,546,352
	Gabrielle E. Greene	125,620,218	1,175,653
	Hass Hassan	124,242,160	2,553,712
	John P. Mackey	124,220,338	2,575,534
	Linda A. Mason	125,577,252	1,218,620
	Morris J. Siegel	125,654,643	1,141,229
	Ralph Z. Sorenson	124,089,501	2,706,371

		For	Against	Abstain	Broker Non-votes
(ii)	Ratification of appointment of Ernst & Young LLP	125,523,378	298,067	973,627	—
(iii)	Consolidation, amendment, and restatement of Stock Option Plans	78,758,207	12,993,816	1,109,566	33,934,283
(iv)	Amendment and restatement of Team Member Stock Purchase Plan	88,856,876	2,841,426	1,164,487	33,933,083
(v)	Shareholder proposal — Energy use	7,379,813	60,962,910	24,518,766	33,934,383
(vi)	Shareholder proposal — Separation of CEO and Chairman roles	18,570,754	73,056,571	1,234,164	33,934,383

Item 6. Exhibits

Exhibit	2.1	Agreement and Plan of Merger by and among Wild Oats Markets, Inc., WFMI Merger Co, and Whole Foods Market, Inc., dated as of February 21, 2007 (1)
Exhibit	2.2

Tender and Support Agreement dated as of February 21, 2007, is by and among Whole Foods Market, Inc., a Texas corporation, WFMI Merger Co., Wild Oats Market, Inc., Yucaipa American Alliance Fund I, L.P., and Yucaipa American Alliance (Parallel) Fund I, L.P. (1)

Exhibit	2.3	Extension to Tender Offer dated March 21, 2007 (2)
Exhibit	2.4	Extension to Tender Offer dated April 24, 2007 (3)
Exhibit	31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit	31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)             Filed as an exhibit to Registrant’s Form 8-K filed February 21, 2007 and incorporated herein by reference.

(2)             Filed as an exhibit to Registrant’s Form 8-K filed March 21, 2007 and incorporated herein by reference.

(3)             Filed as an exhibit to Registrant’s Form 8-K filed April 25, 2007 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.
Registrant

Date:	May 18, 2007	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal financial officer)