Form 10-Q
period 2007-07-01
WHOLE FOODS MARKET INC
filed 2007-08-09
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 1, 2007; or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 1, 2007 was 138,986,820 shares.

Whole Foods Market, Inc.

Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited), July 1, 2007 and September 24, 2006	3

Consolidated Statements of Operations (unaudited), for the twelve and forty weeks ended July 1, 2007 and July 2, 2006	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the forty weeks ended July 1, 2007 and fiscal year ended September 24, 2006	5

Consolidated Statements of Cash Flows (unaudited), for the forty weeks ended July 1, 2007 and July 2, 2006	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1. Legal Proceedings	22

Item 6. Exhibits	22

Signature	23

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

July 1, 2007 and September 24, 2006

(In thousands)

Assets	2007	2006
Current assets:
Cash and cash equivalents	$10,709	$2,252
Short-term investments – available-for-sale securities	22,048	193,847
Restricted cash	2,280	60,065
Accounts receivable	84,321	87,387
Merchandise inventories	241,705	203,727
Deferred income taxes	56,738	48,149
Prepaid expenses and other current assets	28,213	28,554
Total current assets	446,014	623,981
Property and equipment, net of accumulated depreciation and amortization	1,483,283	1,236,133
Goodwill	113,494	113,494
Intangible assets, net of accumulated amortization	54,911	34,767
Deferred income taxes	34,376	29,412
Other assets	10,104	5,209
Total assets	$2,142,182	$2,042,996

Liabilities and Shareholders’ Equity	2007	2006
Current liabilities:
Current installments of long-term debt and capital lease obligations	$81	$49
Accounts payable	142,392	126,264
Accrued payroll, bonus and other benefits due team members	164,990	153,014
Dividends payable	25,015	—
Other current liabilities	239,444	230,443
Total current liabilities	571,922	509,770
Long-term debt and capital lease obligations, less current installments	2,893	8,606
Deferred lease liabilities	132,564	120,421
Other long-term liabilities	—	56
Total liabilities	707,379	638,853
Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 143,534 and 142,198 shares issued, 138,987 and 139,607 shares outstanding in 2007 and 2006, respectively	1,222,176	1,147,872
Common stock in treasury, at cost	(199,961)	(99,964)
Accumulated other comprehensive income	11,243	6,975
Retained earnings	401,345	349,260
Total shareholders’ equity	1,434,803	1,404,143
Commitments and contingencies
Total liabilities and shareholders’ equity	$2,142,182	$2,042,996

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Sales	$1,514,420	$1,337,886	$4,848,361	$4,316,359
Cost of goods sold and occupancy costs	976,130	866,260	3,154,840	2,806,298
Gross profit	538,290	471,626	1,693,521	1,510,061
Direct store expenses	394,713	335,555	1,256,805	1,090,463
General and administrative expenses	49,003	43,955	150,591	138,265
Pre-opening and relocation costs	14,995	7,860	46,913	23,675
Operating income	79,579	84,256	239,212	257,658
Investment and other income, net	2,199	5,573	8,806	15,720
Income before income taxes	81,778	89,829	248,018	273,378
Provision for income taxes	32,711	35,931	99,207	109,351
Net income	$49,067	$53,898	$148,811	$164,027

Basic earnings per share	$0.35	$0.38	$1.06	$1.18
Weighted average shares outstanding	140,061	140,712	140,411	139,062
Diluted earnings per share	$0.35	$0.37	$1.05	$1.13
Weighted average shares outstanding, diluted basis	141,250	145,925	142,366	145,567
Dividends per share	$0.18	$0.15	$0.69	$2.45

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Forty weeks ended July 1, 2007 and fiscal year ended September 24, 2006

(In thousands)

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 25, 2005	135,908	$874,972	$—	$4,405	$486,299	$1,365,676
Net income	—	—	—	—	203,828	203,828
Foreign currency translation adjustments	—	—	—	2,494	—	2,494
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	76	—	76
Comprehensive income	—	—	—	2,570	203,828	206,398
Dividends ($2.45 per share)	—	—	—	—	(340,867)	(340,867)
Issuance of common stock pursuant to team member stock plans	5,510	199,450	—	—	—	199,450
Purchase of treasury stock	(2,005)	—	(99,964)	—	—	(99,964)
Excess tax benefit related to exercise of team member stock options	—	59,096	—	—	—	59,096
Share-based compensation	—	9,432	—	—	—	9,432
Conversion of subordinated debentures	194	4,922	—	—	—	4,922
Balances at September 24, 2006	139,607	1,147,872	(99,964)	6,975	349,260	1,404,143
Net income	—	—	—	—	148,811	148,811
Foreign currency translation adjustments	—	—	—	4,345	—	4,345
Change in unrealized gain (loss) on investments, net of income taxes	—	—	—	(77)	—	(77)
Comprehensive income	—	—	—	4,268	148,811	153,079
Dividends ($0.69 per share)	—	—	—	—	(96,726)	(96,726)
Issuance of common stock pursuant to team member stock plans	1,708	45,884	—	—	—	45,884
Purchase of treasury stock	(2,542)	—	(99,997)	—	—	(99,997)
Excess tax benefit related to exercise of team member stock options	—	12,047	—	—	—	12,047
Share-based compensation	—	10,687	—	—	—	10,687
Conversion of subordinated debentures	214	5,686	—	—	—	5,686
Balances at July 1, 2007	138,987	$1,222,176	$(199,961)	$11,243	$401,345	$1,434,803

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 1,	July 2,
	2007	2006
Cash flows from operating activities:
Net income	$148,811	$164,027
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,643	118,648
Loss (gain) on disposal of fixed assets	3,562	(1,001)
Share-based compensation	10,687	4,383
Deferred income tax benefit	(13,553)	(19,073)
Excess tax benefit related to exercise of team member stock options	(11,609)	(55,494)
Deferred rent	9,950	13,547
Other	3,934	797
Net change in current assets and liabilities:
Accounts receivable	3,066	19,445
Merchandise inventories	(42,278)	(38,182)
Prepaid expense and other current assets	2,828	(29,546)
Accounts payable	16,128	12,937
Accrued payroll, bonus and other benefits due team members	11,976	23,637
Other current liabilities	20,389	124,585
Net cash provided by operating activities	301,534	338,710
Cash flows from investing activities:
Development costs of new store locations	(272,923)	(111,482)
Other property and equipment expenditures	(109,937)	(86,335)
Proceeds from hurricane insurance	—	3,308
Acquisition of intangible assets	(22,351)	(16,204)
Purchase of available-for-sale securities	(270,206)	(497,071)
Sale of available-for-sale securities	440,818	209,110
Decrease (increase) in restricted cash	57,785	(22,449)
Payment of acquisition-related costs	(3,841)	—
Net cash used in investing activities	(180,655)	(521,123)
Cash flows from financing activities:
Dividends paid	(71,711)	(336,889)
Issuance of common stock	47,742	208,641
Purchase of treasury stock	(99,997)	—
Excess tax benefit related to exercise of team member stock options	11,609	55,494
Payments on long-term debt and capital lease obligations	(65)	(5,612)
Net cash used in financing activities	(112,422)	(78,366)

Net change in cash and cash equivalents	8,457	(260,779)
Cash and cash equivalents at beginning of period	2,252	308,524
Cash and cash equivalents at end of period	$10,709	$47,745

Supplemental disclosures of cash flow information:
Interest paid	$232	$531
Federal and state income taxes paid	$107,926	$18,679
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$5,686	$4,910

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

July 1, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. (“Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2006. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal year 2007 is a fifty-three week year and fiscal year 2006 was a fifty-two week year. We operate in one reportable segment, natural and organic food supermarkets. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

(2) Investments

We had cash equivalent investments totaling approximately $0.1 million and $10.1 million at July 1, 2007 and September 24, 2006, respectively.

As of July 1, 2007 and September 24, 2006 we also had short-term available-for-sale securities, generally consisting of state and local government obligations, totaling approximately $22.0 million and $193.8 million, respectively.  Gross unrealized gains on the securities totaled approximately $76,000 as of September 24, 2006.

(3) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. There were no impairments of goodwill or indefinite-lived intangible assets during the forty week period ended July 1, 2007.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $4.7 million and $22.3 million, consisting primarily of acquired leasehold rights, during the twelve and forty week periods ended July 1, 2007, respectively.  During the first quarter of fiscal year 2007, we reclassified approximately $0.1 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 3% of our zero coupon convertible subordinated debentures.  There were no conversions of our zero coupon convertible subordinated debentures in the second and third quarters of fiscal year 2007. During the forty week period ended July 2, 2006, we reclassified approximately $0.1 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 3% of our zero coupon convertible subordinated debentures. Amortization associated with intangible assets totaled approximately $0.4 million and $1.3 million for the twelve and forty weeks ended July 1, 2007, respectively, and approximately $0.5 million and $2.0 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	July 1, 2007		September 24, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$777	$—	$774	$—
Definite-lived contract-based	67,922	(13,955)	45,579	(11,833)
Definite-lived marketing-related and other	1,941	(1,774)	2,242	(1,995)
	$70,640	$(15,729)	$48,595	$(13,828)

Amortization associated with the net carrying amount of intangible assets at July 1, 2007 is estimated to be $0.9 million for the remainder of fiscal year 2007, $3.7 million in fiscal year 2008, $3.7 million in fiscal year 2009, $3.6 million in fiscal year 2010, $3.5 million in fiscal year 2011, and $3.5 million in fiscal year 2012.

(4) Long-Term Debt

During the forty week periods ended July 1, 2007 and July 2, 2006, approximately 10,000 and 9,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 215,000 shares and 193,000 shares, respectively, of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $2.7 million and $8.3 million at July 1, 2007 and September 24, 2006, respectively.

During the third quarter of fiscal year 2007, the Company expanded via accordion feature its existing $100 million revolving line of credit to $200 million. The amended credit facility is available through October 1, 2009.  At July 1, 2007 and September 24, 2006, no amounts were drawn under the agreement.  The amount available to the Company under the agreement at July 1, 2007 was effectively reduced to approximately $130.5 million by outstanding letters of credit totaling approximately $69.5 million.

(5) Shareholders’ Equity

Dividends

Following is a summary of dividends declared during the forty weeks ended July 1, 2007 and fiscal year 2006 (in thousands, except per share amounts):

Date of	Dividend	Date of	Date of	Total
Declaration	per Share	Record	Payment	Amount
Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,015	(1)

Fiscal year 2006:
November 9, 2005	$0.15	January 13, 2006	January 23, 2006	$20,918
November 9, 2005	2.00	January 13, 2006	January 23, 2006	277,904
March 6, 2006	0.15	April 14, 2006	April 24, 2006	21,004
June 13, 2006	0.15	July 14, 2006	July 24, 2006	21,186

(1)          Dividend accrued at July 1, 2007

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

Treasury Stock

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over four years. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at September 24, 2006 for a total of approximately $100 million. On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million over the next three years. During the third quarter of fiscal year 2007, the Company repurchased approximately 2.5 million additional shares of Company common stock on the open market for a total of approximately $100 million. The average price per share paid for shares held in treasury at July 1, 2007 was $43.98, for a total of approximately $200 million. At July 1, 2007, the Company’s authorization under the stock repurchase program is approximately $100 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

(6) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized gains and losses on marketable securities, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net income	$49,067	$53,898	$148,811	$164,027
Unrealized gains (losses), net	9	(2)	(77)	386
Foreign currency translation adjustments, net	4,989	1,667	4,345	2,211
Comprehensive income	$54,065	$55,563	$153,079	$166,624

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

	Twelve weeks ended		Forty weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net income (numerator for basic earnings per share)	$49,067	$53,898	$148,811	$164,027
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	19	61	77	225
Adjusted net income (numerator for diluted earnings per share)	$49,086	$53,959	$148,888	$164,252
Weighted average common shares outstanding (denominator for basic earnings per share)	140,061	140,712	140,411	139,062
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	97	335	122	378
Assumed exercise of stock options	1,092	4,878	1,833	6,127
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	141,250	145,925	142,366	145,567

Basic earnings per share	$0.35	$0.38	$1.06	$1.18

Diluted earnings per share	$0.35	$0.37	$1.05	$1.13

The computations of diluted earnings per share do not include options to purchase approximately 10.5 million shares and 10.7 million shares of common stock for the twelve and forty week periods ended July 1, 2007, respectively, and approximately 6.7 million shares and 3.6 million shares, respectively, for the same periods of the prior fiscal year, due to their antidilutive effect.

(8) Share-Based Compensation

The Company maintains several stock based incentive plans. We historically granted options to purchase common stock under our 1992 Stock Option Plans, as amended.  At our annual shareholder’s meeting, on March 5, 2007, our shareholders approved a new plan, the Whole Foods Market 2007 Stock Incentive Plan. Future options will be granted pursuant to this new plan. Under both  plans, options are granted at an option price not less than the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a seven-year or a five-year term. The market value of the stock is determined as the closing stock price at the grant date.  At July 1, 2007 and September 24, 2006 there were approximately 5.4 million and 6.5 million shares, respectively, of our common stock available for future stock option grants.

Also at our annual meeting, shareholders approved the Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the “Safe Harbor” provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and therefore is non-compensatory. As a result, no future compensation expense will be recognized for our employee stock purchase plan.

As of July 1, 2007 there was approximately $30.5 million of unrecognized share-based compensation expense related to unvested stock options, net of estimated forfeitures. We anticipate this expense to be recognized over a weighted average period of 2.1 years.  To the extent the forfeiture rate is different than what we have anticipated, share-based compensation related to these awards will differ from our expectations.

Share-based compensation expense recognized during the twelve and forty weeks ended July 1, 2007 totaled approximately $4.2 million and $10.7 million, respectively.  All share-based compensation expense during the third quarter of fiscal year 2007 was related to stock options.  During the forty weeks ended July 1, 2007, share-based compensation expense consisted of stock option expense of approximately $10.4 million and team member stock purchase plan discounts of $0.3 million.  Included in total share-based compensation expense for the twelve and forty weeks ended July 1, 2007 is $2.0 million and $4.4 million, respectively, related to the acceleration of stock options in September 2005.  Share-based compensation expense also includes approximately $0.3 million resulting from modification of grant terms for the forty weeks ended July 1, 2007. Share-based compensation was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Cost of goods sold and occupancy costs	$209	$14	$424	$36
Direct store expenses	2,339	519	5,790	944
General and administrative expenses	1,620	868	4,473	3,515
Share-based compensation before income taxes	4,168	1,401	10,687	4,495
Income tax benefit	1,245	477	3,168	1,534
Net share-based compensation expense	$2,923	$924	$7,519	$2,961

On May 18, 2007, the Company issued its annual grant of options to team members and directors. The following table summarizes option activity during the first three quarters of fiscal year 2007:

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at September 24, 2006	18,275	$48.82
Options granted	1,702	39.76
Options exercised	(1,638)	26.25
Options forfeited	(101)	63.94
Options expired	(489)	60.93
Outstanding options at July 1, 2007	17,749	49.63	4.22	$50,651
Options vested and expected to vest	17,403	49.64	4.21	$50,651
Exercisable options at July 1, 2007	14,854	49.42	4.17	$50,587

The weighted average fair value of options granted was $9.76 for both the twelve and forty week periods ended July 1, 2007, respectively.  The aggregate intrinsic value of stock options at exercise, represented in the table above, was $41.4 million for the forty week period ended July 1, 2007.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions at July 1, 2007 and July 2, 2006:

	July 1,	July, 2
	2007	2006
Expected dividend yield	1.80%	1.26%
Risk-free interest rate	4.75%	5.04%
Expected volatility	31.22%	29.40%
Expected life (in years)	3.29	3.22

Risk-free interest rate is based on the US Treasury yield curve over the expected term on the dates of the annual grant in fiscal years 2007 and 2006. Expected volatility is calculated using a ratio of implied volatility based on comparable Long-Term Equity Anticipation Securities (“LEAPS”) and four-year historical volatilities for both fiscal years 2007 and 2006. The Company determined the use of both implied volatility and historical volatility represents a more consistent and accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last four years. Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised halfway between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

(9) Proposed Merger with Wild Oats Markets

On February 21, 2007, the Company and Wild Oats Markets announced they signed a definitive merger agreement under which the Company would acquire Wild Oats Markets’ outstanding common stock in a cash tender offer at a price of $18.50 per share, or approximately $565 million based on fully diluted shares. The Company will also assume Wild Oats Markets’ existing net debt, which totaled approximately $106 million on September 30, 2006. The Company expects to fund the transaction at closing using $700 million in new senior term loan facilities. Additionally, in conjunction with the proposed transaction, the Company intends to enter into a new credit agreement to expand the revolving credit facility to $250 million and extend the term five years. The facility will contain an accordion feature under which the Company can increase the revolver to $350 million. The Company agreed in the merger agreement to commence a tender offer on February 27, 2007 for all of Wild Oats Markets’ outstanding common stock. The tender offer is conditioned upon at least a majority of the outstanding Wild Oats Markets’ shares being tendered and currently expires on August 10, 2007, subject to further extension.

The transaction is subject to review under federal antitrust laws.  In connection with this review, the Federal Trade Commission (“FTC”) filed suit in the U.S. District Court for the District of Columbia on June 7, 2007 challenging the merger transaction and seeking a temporary restraining order and preliminary injunction to block the transaction pending a trial on the merits.  The Company and Wild Oats Markets consented to a temporary restraining order pending the hearing of the preliminary injunction, which was held on July 31 and August 1, 2007.  The Company expects to receive a ruling by the middle of August.   As of July 1, 2007, the Company had incurred approximately $3.8 million in direct acquisition-related costs which are classified as a long-term other asset.

The Company announced on June 20, 2007 that, subject to prevailing in its current lawsuit with the FTC concerning the proposed merger, the Company plans to sell all 35 Henry’s and Sun Harvest store locations currently operated by Wild Oats Markets, plus a related Riverside, CA distribution center, to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer.

(10) Independent Internal Investigation and SEC Inquiry

On July 17, 2007, the Company announced that the Company’s Board of Directors had formed a Special Committee to perform an independent internal investigation regarding the online financial message board postings related to Whole Foods Market and Wild Oats Markets and has retained the firm of Munger, Tolles & Olson LLP to advise it during its investigation.  Additionally, the Company announced that it has been contacted by the staff of the Securities and Exchange Commission (“SEC”) regarding an inquiry related to the same matter.  The Company intends to fully cooperate with the SEC during its inquiry. As of the date of this filing, neither process is complete.

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

In September 2006, SEC issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 will have a significant effect on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. owns and operates the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of July 1, 2007, have expanded our operations both by opening new stores and acquiring existing stores from third parties to 196 stores: 187 stores in 31 U.S. states and the District of Columbia; three stores in Canada; and six stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. The average length of time required for new store development varies depending on several factors including the number of acquired leases, ground leases and owned properties in development, all of which generally have longer construction periods than standard operating leases. Our new stores open at least one year continue to run ahead of our sales projections for the first year and we believe are on track to reach our real estate hurdle rate.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal year 2007 is a fifty-three week year and fiscal year 2006 was a fifty-two week year.

On February 21, 2007, the Company and Wild Oats Markets announced they signed a definitive merger agreement under which the Company would acquire Wild Oats Markets’ outstanding common stock in a cash tender offer at a price of $18.50 per share, or approximately $565 million based on fully diluted shares. The Company will also assume Wild Oats Markets’ existing net debt, which totaled approximately $106 million on September 30, 2006. The Company expects to fund the transaction at closing using $700 million in new senior term loan facilities. Additionally, in conjunction with the proposed transaction, we intend to enter into a new credit agreement to expand the revolving credit facility to $250 million and extend the term five years. The facility will contain an accordion feature under which the Company can increase the revolver to $350 million. The Company agreed in the merger agreement to commence a tender offer on February 27, 2007 for all of Wild Oats Markets’ outstanding common stock. The tender offer is conditioned upon at least a majority of the outstanding Wild Oats Markets’ shares being tendered and currently expires on August 10, 2007, subject to further extension. The transaction is subject to review under federal antitrust laws. In connection with this review, the Federal Trade Commission (“FTC”) filed suit in the U.S. District Court for the District of Columbia on June 7, 2007 challenging the merger transaction and seeking a temporary restraining order and preliminary injunction to block the transaction pending a trial on the merits. The Company and Wild Oats Markets consented to a temporary restraining order pending the hearing of the preliminary injunction, which was held on July 31 and August 1, 2007. The Company expects to receive a ruling by the middle of August. As of July 1, 2007, the Company had incurred approximately $3.8 million in acquisition-related costs which are classified as a long-term other asset.  The Company announced on June 20, 2007 that, subject to prevailing in its current lawsuit with the FTC concerning the proposed merger, the Company plans to sell all 35 Henry’s and Sun Harvest store locations currently operated by Wild Oats Markets, plus a related Riverside, CA distribution center, to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer. Management’s Discussion and Analysis and the accompanying financial statements exclude any impact from the proposed merger with Wild Oats Markets as the transaction has not closed.

Executive Summary

Sales for the third quarter of fiscal year 2007 increased approximately 13.2% to approximately $1.5 billion over approximately $1.3 billion in the prior year, driven by comparable store sales growth of approximately 7.0% and 14% ending square footage growth. Identical store sales, which exclude four relocated stores and two major expansions, increased 5.8% for the quarter.

Net income for the third quarter totaled approximately $49.1 million and diluted earnings per share was $0.35.

Cash flows from operating activities for the third quarter totaled approximately $122.6 million. Our capital expenditures for the quarter totaled approximately $128.1 million, of which approximately $95.1 million was for new store development. During the third quarter, the Company relocated one store in London and opened stores in El Segundo, CA and Sonoma, CA, ending the quarter with 196 stores and approximately 7.1 million square feet in operation.

Cash and cash equivalents, including restricted cash, totaled approximately $13.0 million at the end of the third quarter of fiscal year 2007, and short-term investments totaled approximately $22.0 million. Total long-term debt was approximately $3.0 million at the end of the third quarter of fiscal year 2007.

On March 5, 2007, the Company’s Board of Directors approved a quarterly dividend of $0.18 per share, totaling approximately $25.4 million that was paid on April 24, 2007 to shareholders of record on April 13, 2007. On June 5, 2007, the Company’s Board of Directors approved a quarterly dividend of $0.18 per share, totaling approximately $25.0 million that was paid subsequent to the end of the third quarter on July 24, 2007 to shareholders of record on July 13, 2007.

During the third quarter of fiscal year 2007, the Company repurchased approximately 2.5 million shares of Company common stock on the open market at an average cost per share of $39.35, for a total of approximately $100 million. At July 1, 2007, Company common stock held in treasury totaled approximately $200 million at an average cost per share of $43.98 and the Company’s remaining authorization under the stock repurchase program was approximately $100 million through November 8, 2009.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.5	64.7	65.1	65.0
Gross profit	35.5	35.3	34.9	35.0
Direct store expenses	26.1	25.1	25.9	25.3
General and administrative expenses	3.2	3.3	3.1	3.2
Pre-opening and relocation costs	1.0	0.6	1.0	0.5
Operating income	5.3	6.3	4.9	6.0
Investment and other income, net	0.1	0.4	0.2	0.4
Income before income taxes	5.4	6.7	5.1	6.3
Provision for income taxes	2.2	2.7	2.0	2.5
Net income	3.2%	4.0%	3.1%	3.8%

Figures may not add due to rounding.

Sales increased approximately 13.2% and 12.3% for the twelve and forty weeks ended July 1, 2007, respectively, over the same periods of the prior fiscal year. These increases were driven by comparable store sales growth of approximately 7.0% and 6.7%, respectively, and ending square footage growth of approximately 14% for both periods. The negative impact on comparable store sales growth of Easter shifting from the third quarter to the second quarter this fiscal year was approximately 76 basis points in the quarter. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Sales in identical stores, which exclude relocated stores and major store expansions, increased approximately 5.8% and 5.7% for the twelve and forty weeks ended July 1, 2007, respectively, over the same periods of the prior fiscal year. We are working to further differentiate our product offerings in ways that exemplify our authenticity and leadership role within natural and organic products. Initiatives include the continued expansion of our private label products, which saw a 14 percent increase in SKU count year over year and currently represent 18 percent of our total grocery and Whole Body sales, our expanded “Buying Local” efforts and local product selection, our Whole Trade Program, and the recent launch of our new Five-Step Animal Welfare Rating Program which allows shoppers to easily understand how the animals from which the meat and poultry products they are buying were raised and treated.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 1, 2007 was approximately 35.5% and 34.9%, respectively, compared to approximately 35.3% and 35.0%, respectively for the same periods of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation. Historically, the Company’s gross margins are strongest in the second and third fiscal quarters. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. We have many buying initiatives in place that are benefiting our customers. Our strategy is to be competitively priced on a market-by-market basis on commodity-type products and on identical product brands in grocery and Whole Body; however, our perishables may be priced at a premium to reflect the higher quality, broader selection, and better customer service available in our produce, meat, seafood, bakery, specialty and prepared foods departments.

Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 1, 2007 were approximately 26.1% and 25.9%, respectively, compared to approximately 25.1% and 25.3%, respectively, for the same periods of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. During the third quarter of fiscal year 2007, direct store expenses for comparable stores increased primarily due to higher health care and share-based compensation expense which were partially offset by leverage in wages as a percentage of sales.

General and administrative expenses as a percentage of sales were approximately 3.2% and 3.1% for the twelve and forty weeks ended July 1, 2007, respectively, compared to approximately 3.3% and 3.2%, respectively, for the same periods of the prior fiscal year.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, which include costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is incurred for an average of approximately 10 months prior to a store’s opening date. The average length of time between tender date and opening date varies depending on several factors including the number of acquired leases, ground leases and owned properties in development, all of which generally have longer tender periods than standard operating leases. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Pre-opening and relocation costs as a percentage of sales were approximately 1.0% for the twelve and forty weeks ended July 1, 2007, compared to approximately 0.6% and 0.5%, respectively, for the same periods of the prior fiscal year. This significant year-over-year increase is due primarily to growth in square footage opening in fiscal years 2007 and 2008.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
New stores	2	1	10	8
Relocated stores	1	—	3	1

The Company began recognizing share-based compensation expense in the first quarter of fiscal year 2006. Share-based compensation expense recognized during the twelve and forty weeks ended July 1, 2007 totaled approximately $4.2 million and $10.7 million, respectively, and consisted of stock option expense totaling approximately $4.2 million and $10.4 million, respectively, and team member stock purchase plan discounts totaling approximately $0.3 million during the first and second quarters of fiscal year 2007. At our annual shareholder’s meeting held March 5, 2007, shareholders approved the Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the “Safe Harbor” provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and is non-compensatory; therefore no future compensation expense will be recognized for our employee stock purchase plan. Share-based compensation expense recognized during the twelve and forty weeks ended July 2, 2006 totaled approximately $1.4 million and $4.5 million, respectively, and consisted of stock option expense totaling approximately $1.3 million and $4.1 million, respectively, and team member stock purchase plan discounts totaling approximately $0.1 million and $0.4 million, respectively. Included in total share-based compensation expense for the for the twelve and forty weeks ended July 1, 2007 are charges totaling approximately $2.0 million and $4.4 million, respectively, related to the acceleration of stock options in September 2005 to adjust for actual experience.

Share-based compensation was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Cost of goods sold and occupancy costs	$209	$14	$424	$36
Direct store expenses	2,339	519	5,790	944
General and administrative expenses	1,620	868	4,473	3,515
Share-based compensation before income taxes	4,168	1,401	10,687	4,495
Income tax benefit	1,245	477	3,168	1,534
Net share-based compensation expense	$2,923	$924	$7,519	$2,961

The Company expects pre-tax share-based compensation of approximately $3 million to $4 million in the fourth quarter of fiscal year 2007. The Company’s current intention is to keep its broad-based stock option program in place but, going forward, limit the number of shares granted in any one year so that annual earnings per share dilution from share-based compensation expense will ramp up but not exceed 10% over time. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success.

Net investment and other income as a percentage of sales was approximately 0.1% and 0.2% for the twelve and forty weeks ended July 1, 2007, respectively, compared to approximately 0.4% for each of the same periods of the prior fiscal year due primarily to lower interest income earned based on lower average short-term investment balances.

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities of approximately $122.6 million and $301.5 million during the twelve and forty weeks ended July 1, 2007, respectively, compared to approximately $123.9 million and $338.7 million, respectively, during the same periods of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities was approximately $17.7 million and $180.7 million for the twelve and forty weeks ended July 1, 2007, respectively, compared to approximately $369.6 million and $521.1 million for the same periods of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twelve and forty weeks ended July 1, 2007 totaled approximately $128.1 million and $382.9 million, respectively, of which approximately $95.1 million and $272.9 million, respectively, was for new store development, and approximately $32.9 million and $109.9 million, respectively, was for remodels and other additions. Capital expenditures for the twelve and forty weeks ended July 2, 2006 totaled approximately $74.3 million and $197.8 million, respectively, of which approximately $45.0 million and $111.5 million, respectively, was for new store development, and approximately $29.3 million and $86.3 million, respectively, was for remodels and other additions. The Company expects capital expenditures for fiscal year 2007 to be in range of $525 million to $575 million. Of this amount, approximately 70% to 75% is related to new stores opening in fiscal year 2007 and beyond.

The following table provides additional information about the Company’s store openings in fiscal year 2006 and fiscal year to date through July 31, 2007, leases currently tendered but not opened, and total leases signed for stores scheduled to open through fiscal year 2010:

	Stores Opened During Fiscal Year 2006	Stores Opened Through July 31, 2007	Leases Tendered as of July 31, 2007	Total Leases Signed as of July 31, 2007
Number of stores (including relocations)	13	14	25	94
Number of relocations	2	3	3	17
Number of lease acquisitions, ground leases and owned properties	1	4	9	15
New markets	4	2	3	21

Average store size (gross square feet)	50,200	56,600	48,400	53,000
As a percentage of existing store average size	147%	156%	133%	146%
Total square footage	653,000	792,000	1,210,000	5,021,000
As a percentage of existing square footage	10%	11%	17%	70%
Average tender period	7.8 months	9.7 months
Average pre-opening expense per store (incl. rent)	$1.9 million	$2.4 million
Average pre-opening rent per store	$0.7 million	$0.9 million

Average pre-opening expense in the table above exclude the Kensington store opened in London during the third quarter of fiscal year 2007. The Company expects total pre-opening and relocation costs for the fourth quarter of fiscal year 2007 to be in the range of $20 million to $24 million. Excluding the Kensington store, total pre-opening and relocation expense for stores opening in fiscal year 2007 has averaged approximately $2.4 million per store, above the Company’s average for stores opened in fiscal year 2006 due primarily to higher accelerated depreciation related to relocations.

At July 1, 2007, the Company had cash and cash equivalents, including restricted cash, totaling approximately $13.0 million and short-term investments in available-for-sale securities totaling approximately $22.0 million. These investments are generally tax-exempt municipal obligations with effective maturities of less than 90 days.

Net cash used in financing activities was approximately $120.1 million and $112.4 million for the twelve and forty weeks ended July 1, 2007. Net cash provided in financing activities was approximately $26.4 million for the twelve weeks ended July 2, 2006, and net cash used by financing activities was approximately $78.4 million for the forty weeks ended July 2, 2006. Net proceeds to the Company from the exercise of team members’ stock options for the twelve and forty weeks ended July 1, 2007 totaled approximately $4.0 million and $44.9 million, respectively, compared to approximately $40.5 million and $205.6 million, respectively, for the same periods of the prior fiscal year.

On June 1, 2007 we expanded our existing revolving credit facility from $100 million to $200 million. This revolving line of credit is available through October 1, 2009. At July 1, 2007 and September 24, 2006, no amounts were drawn under the agreement. The amount available to the Company under the agreement at July 1, 2007 was effectively reduced to approximately $130.5 million by outstanding letters of credit totaling approximately $69.5 million.

We expect to fund the costs of our proposed merger transaction with Wild Oats Markets, Inc. at closing using $700 million in new senior term loan facilities, pending consummation of the transaction. Additionally, in conjunction with the proposed transaction, we intend to enter into a new credit agreement to expand the revolving credit facility to $250 million and extend the term five years. The facility will contain an accordion feature under which the Company can increase the revolving credit facility to $350 million.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $2.7 million and $8.3 million at July 1, 2007 and September 24, 2006, respectively. During the first quarter of fiscal year 2007, approximately 10,000 of the Company’s zero coupon convertible debentures were converted at the option of the holders into approximately 215,000 shares of Company common stock. No debentures were converted at the option of the holders to Company common stock during the second or third quarters of fiscal year 2007.

The following table shows payments due by period on contractual obligations as of July 1, 2007 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Convertible debt	$2,690	$2,690	$—	$—	$—
Capital lease obligations (including interest)	325	100	181	44	—
Operating lease obligations	5,364,025	180,476	494,767	544,445	4,144,337

Although the timing of any potential redemption is uncertain, the above table reflects the assumption that convertible debentures will be redeemed at the option of the holder on March 2, 2008. The following table shows expirations per period on commercial commitments as of July 1, 2007 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Credit facilities	$200,000	$—	$200,000	$—	$—

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Following is a summary of dividends declared during the forty weeks ended July 1, 2007 and fiscal year 2006 (in thousands, except per share amounts):

Date of	Dividend	Date of	Date of	Total
Declaration	per Share	Record	Payment	Amount
Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,015	(1)

Fiscal year 2006:
November 9, 2005	$0.15	January 13, 2006	January 23, 2006	$20,918
November 9, 2005	2.00	January 13, 2006	January 23, 2006	277,904
March 6, 2006	0.15	April 14, 2006	April 24, 2006	21,004
June 13, 2006	0.15	July 14, 2006	July 24, 2006	21,186

(1)          Dividend accrued at July 1, 2007

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

On November 8, 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million over four years. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock on the open market at an average cost per share of $49.85, for a total of approximately $100 million. On November 6, 2006, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total remaining authorization to $200 million. During the third quarter of fiscal year 2007, the Company repurchased approximately 2.5 million shares of Company common stock on the open market at an average cost per share of $39.35, for a total of approximately $100 million. At July 1, 2007, the Company’s remaining authorization under the stock repurchase program is approximately $100 million through November 8, 2009. Company common stock held in treasury at July 1, 2007 and September 24, 2006 totaled approximately $200 million and $100 million, respectively. The specific timing and repurchase amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2006, we consider our policies on accounting for insurance and self-insurance reserves, inventory valuation, goodwill and intangible assets, income taxes, and share-based compensation to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective of the end of the period covered by this report.

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

Exhibit	2.3	Extension to Tender Offer dated July 20, 2007 (2)
Exhibit	31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit	31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)                      Filed as an exhibit to Registrant’s Form 8-K filed February 21, 2007 and incorporated herein by reference.

(2)                      Filed as an exhibit to Registrant’s Form 8-K filed July 20, 2007 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whole Foods Market, Inc.

Registrant

Date:	August 9, 2007	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal financial officer)