Form 10-Q/A
period 2007-01-14
WHOLE FOODS MARKET INC
filed 2007-11-01
CIK 865436

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

Explanatory Note:  The registrant is filing this amendment to clarify in Item 6 that portions of Exhibit 10.1 were omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission. Such notation was previously made only on Exhibit 10.1 itself.

Part II

Other Information

Item 6. Exhibits

Exhibit	10.1 (1)

Second Amendment, dated December 15, 2006, to the Third Amended and Restated Credit Agreement, dated October 1, 2004, by and among Registrant, the subsidiaries of the Registrant, JPMorgan Chase Bank; Wells Fargo Bank National Association; Wachovia Bank, National Association; and Fleet National Bank (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission)

Exhibit	31.1 (1)	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit	31.2 (1)	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit	32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit	32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1) Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	November 1, 2007	By:	/s/ Glenda Chamberlain

Glenda Chamberlain
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal financial officer)