Form 10-K
period 2007-09-30
WHOLE FOODS MARKET INC
filed 2007-11-29
CIK 865436

Use these links to rapidly review the document
Table of Contents
Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 8, 2007 was $6,569,409,334. The number of shares of the registrant's common stock, no par value, outstanding as of November 25, 2007 was 139,352,596.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 10, 2008.

Whole Foods Market, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2007

        This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. See "Item 1A. Risk Factors" for a discussion of risks and uncertainties that may affect our business.

PART I

Item 1. Business.

General

        Whole Foods Market is the world's leading natural and organic foods supermarket and America's first national "Certified Organic" grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concerns, and the sustainability of our entire ecosystem. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 27 years.

        Whole Foods Market, Inc. is a Texas corporation incorporated in 1980. The Company is based in Austin, Texas and conducts business through various wholly owned subsidiaries. Unless otherwise specified, references to Whole Foods Market or the Company in this Report include its consolidated subsidiaries. We operate in one reportable segment, natural and organic foods supermarkets.

        We opened our first store in Austin, Texas in 1980 and completed our initial public offering in January 1992. As of September 30, 2007, we operated 276 stores organized into 11 geographic operating regions, each with its own leadership team: 263 stores in 37 U.S. states and the District of Columbia; seven stores in Canada; and six stores in the United Kingdom. This includes 74 stores (net of divested locations) acquired from Wild Oats Markets, Inc. ("Wild Oats") on August 28, 2007: 70 stores in 22 U.S. states and four stores in Canada. Unless otherwise noted, all information in Part I of this Form 10-K is adjusted to include this acquisition.

        Our sales have grown rapidly through new store openings, acquisitions and comparable store sales growth, from approximately $92 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $6.6 billion in fiscal year 2007, a compounded annual growth rate of approximately 30%. We are a Fortune 500 company, ranking number 411 based on our fiscal year 2006 sales of approximately $5.6 billion. Our 276 stores average approximately 34,000 square feet in size, approximately $32 million in annual sales, and are approximately 8.2 years old. Excluding Wild Oats, our stores average 37,000 square feet in size, approximately $33 million in annual sales, and are approximately 7.9 years old. Our stores are supported by 11 regional offices and our Austin headquarters, regional distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, produce procurement centers, a national meat purchasing office, a confectionary, and a specialty coffee, tea procurement and brewing operation.

        We aspire to become an international brand synonymous with not just natural and organic foods, but also with being the best food retailer in every community in which we are located. We believe our heavy emphasis on perishable products is helping us reach that goal, differentiating our stores from conventional supermarkets and enabling us to attract a broader customer base. Perishable product sales accounted for approximately 67% of our total retail sales at Whole Foods Market locations in fiscal year 2007. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods, and it is our strength of execution in perishables along with our unparalleled customer service that has attracted many of our most loyal customers.

The Natural and Organic Products Industry

        According to a leading trade publication for the industry, sales of natural products across all retail and direct-to-consumer channels grew to approximately $57 billion in 2006, a 10% increase over the prior year. The natural and organic products we offer in our stores include food and beverages, dietary supplements, personal care products, household goods, organic cotton clothing, and related educational products. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

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

        Natural foods can be defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic products are grown through methods intended to support and enhance the earth's natural balance. Generally, organic food products are produced using:

  •
  agricultural management practices intended to promote and enhance ecosystem health;

  •
  no genetically engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides or fungicides;

  •
  livestock management practices intended to promote healthy, humanely treated animals by providing organically grown feed, fresh air and outdoor access while using no antibiotics or growth hormones; and

  •
  food processing practices intended to protect the integrity of the organic product and disallow irradiation, genetically modified organisms ("GMOs") or synthetic preservatives.

Organic Rule

        In October 2002, the United States Department of Agriculture's ("USDA") Organic Rule was implemented into Federal law. The Organic Rule was created to address the rapid, consistent growth of the organics industry over the past 20-plus years and the need for a set of national organic standards to serve as clear guidelines as to what is considered organic for the industry and its customers. Under the Organic Rule, all products labeled as "organic" in any form must be certified by a USDA-accredited certifying agency. Furthermore, all retailers, including Whole Foods Market, that handle, store, and sell organic products must implement measures to protect their organic integrity by:

  •
  preventing the commingling of organic and conventional products;

  •
  protecting organic products from contact with prohibited substances (such as sanitation and pest control products);

  •
  labeling organic products properly and clearly; and

  •
  keeping proper records with regard to organic handling procedures and vendor relationships.

        Whole Foods Market played an active leadership role in the development of the national organic standards. Margaret Wittenberg, our Vice President of Global Communications and Quality Standards, served on the National Organic Standards Board ("NOSB") from 1995 to 2000. The NOSB members were appointed by the Secretary of Agriculture to act as industry advisors to the USDA's National Organic Program, developing the standards and protocols that form the backbone of the USDA's Organic Rule. As the sole retail representative on the NOSB, Ms. Wittenberg contributed a broad, realistic perspective on how the standards could work most effectively at the retail level.

        Whole Foods Market has been devoted to protecting organic integrity for years, and we are pleased to have the USDA's Organic Rule as a guiding standard. In May 2003, Whole Foods Market became America's first national "Certified Organic" grocer through certification from Quality Assurance International ("QAI"), a federally recognized independent third-party certification organization. This voluntary certification tells our customers that we have gone the extra mile by not only following the USDA's Organic Rule, but following a strict set of operating procedures designed to ensure that the products we sell and label as organic are indeed organic—procedures that are not specifically required by the Organic Rule.

        QAI's Organic Certification Program for Retailers verifies businesses handle organic goods according to stringent national guidelines, from receipt through re-packing to final sale to customers. To receive certification, retailers must agree to adhere to a strict set of standards set forth by the USDA, submit documentation, and open their facilities to on-site inspections—all designed to assure Americans that the chain of organic integrity is preserved. The certification is one more example of our commitment to the promotion of organic agriculture and the integrity of the certified organic label.

Business Strategy

        Whole Foods Market is the world's leading natural and organic foods supermarket. We believe that much of our success to date is because we remain a uniquely mission-driven Company. We are highly selective about what we sell. We believe in providing an empowering work environment for our team members, and we are committed to sustainable agriculture. Our motto, "Whole Foods, Whole People, Whole Planet," emphasizes that our vision reaches far beyond just food retailing.

Whole Foods

        We obtain our products locally and from all over the world, often from small, uniquely dedicated food artisans. We strive to offer the highest quality, least processed, most flavorful and naturally preserved foods. We believe that food in its purest state, unadulterated by artificial additives, sweeteners, colorings and preservatives, is the best tasting and most nutritious food available.

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

        In October 2007, Whole Foods Market received the Green Power Partner of the Year award from the U.S. Environmental Protection Agency ("EPA") for the second consecutive year. The award recognizes our leadership in accelerating the development of new renewable energy capacity nationwide after increasing our green power purchasing to include more than 509 million kilowatt hours of wind-based renewable energy credits. This is enough renewable energy to offset 100 percent of the electricity used in all of our stores and facilities in the U.S. and Canada. This was the fourth consecutive year the Company was recognized with a green power leadership award by the EPA.

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

        These core values speak to our belief in a balanced way of doing business. They very succinctly express the purpose of our business, which is not only to make profits, but to create value for all of our major stakeholders—our customers, team members, suppliers, investors, and the community and environment. All are linked interdependently. In 2007, Business Ethics magazine ranked us number 54 on its "100 Best Corporate Citizens List for 2007," a list honoring companies that excel at serving a variety of stakeholders well.

Foundations

        In 2005, we created two independent, non-profit organizations, the Animal Compassion Foundation™ and Whole Planet Foundation™, designed to reach our larger community stakeholders. The two private foundations were initially funded with seed money totaling over $1 million raised from two global "Five Percent Days," in which five percent of the amount of all customer purchases at our stores was donated to the foundations. Both foundations, which are based in Austin, Texas and have their own boards of directors, are aligned with the mission we set forth more than 25 years ago with respect to community involvement and responsibility. As we have grown and are doing more business around the world, we believe it has become increasingly important for us to extend our vision of "community" from our backyards to the global markets in which we are trading.

        The Animal Compassion Foundation was established as a natural progression of our efforts to help producers evolve their practices for raising farm animals naturally and humanely. Dedicated to improving the lives of farm animals, the Animal Compassion Foundation seeks to learn and share best practices that support the animals' needs and behaviors by supporting a worldwide network of producers and researchers, and leading and funding on-farm research and producer workshops. More specifically, the Animal Compassion Foundation is focusing on four primary areas:

  •
  providing research money for on-farm and academic studies;

  •
  offering low-cost producer workshops that provide both theoretical background and practical application;

  •
  creating an interactive website that allows online users to access species-specific case studies, animal husbandry techniques and strategies, and links to other resources; and

  •
  offering consultative services to both individual groups and producer groups.

        The Whole Planet Foundation's mission is to create economic partnerships with the poor in the developing-world communities that supply our stores with product. Through innovative assistance for entrepreneurship—including direct micro-credit loans and tangible support for other community partnership projects—the Whole Planet Foundation seeks to expand the energy and creativity of every person with whom it works in order to create wealth and prosperity in emerging economies. Micro-credit is a system pioneered by Professor Muhammad Yunus, founder of the Grameen Bank in Bangladesh and recipient of the 2006 Nobel Peace Prize. The philosophy behind micro-credit is to provide the poor access to credit without requiring contracts or collateral, enabling them to rise out of poverty through their own efforts. The Whole Planet Foundation believes micro-credit is one of the best methods to help individuals lift themselves out of poverty through their own ingenuity. The Whole Planet Foundation is partnered with Grameen Trust in Costa Rica, Guatemala, India and soon Indonesia to support micro-lending programs in communities where the Company sources products. The Whole Planet Foundation is also supporting micro-lending programs with other outstanding micro-finance institutions such as Adelante Foundation and Pro Mujer Nicaragua with hopes to expand their portfolio to include other partners over time.

        As of September 30, 2007, the Whole Planet Foundation had committed over $5.2 million in grants to five micro-lending projects. These projects are in Costa Rica, where Whole Foods Market sources bananas and pineapples; Guatemala and Nicaragua, where Whole Foods Market has relationships with coffee farmers; Honduras, where the Company sources bananas and buys coffee; and India, where the Company buys tea. To date, the Whole Planet Foundation's implementing partners have supported over 14,000 micro-entrepreneurs and their families. It is estimated that each woman with whom the foundation works in the developing world supports a family of five, which means our support is indirectly contributing to the prosperity of 70,000 individuals. Micro-entrepreneurs supported by the Whole Planet Foundation's implementing partners are utilizing the loans for home-based businesses such as poultry and pig farming, agriculture, furniture making, tailoring, and selling handicrafts, homemade and bakery-made foods, clothing and footwear. The Whole Planet Foundation hopes to expand its projects in 2008 to include micro-lending in Indonesia, Kenya and Tanzania, where Whole Foods Market sources coffee through its Allegro Coffee Company.

Products

        We offer a broad and differentiated product selection with a strong emphasis on perishable foods designed to appeal to both natural and organic foods and gourmet shoppers. Most of our products are from natural and organic food vendors; however, we do sell certain conventional national brands that meet our quality standards.

Quality Standards

        An integral part of our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. We evaluate quality in terms of nutrition, freshness, appearance and taste. Our search for quality is a never-ending process involving the careful judgment of buyers throughout the Company.

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

        We also strictly monitor how animals are raised and what they are fed. Our standards ensure the meat and poultry we sell are:

  •
  raised without added growth hormones or antibiotics;

  •
  never fed animal by-products;

  •
  raised by farmers and ranchers who care about the animals and the environment in which they live; and

  •
  closely monitored from the farm to our stores to ensure compliance with our strict animal welfare and food safety quality standards.

Animal Welfare Standards

        Whole Foods Market is strongly committed to helping create alternatives to the "factory farm" methods of raising livestock. We have encouraged innovative animal production practices to improve the quality and safety of the meat and poultry sold in our stores, while also supporting humane living conditions for the animals. For this reason, we refuse to sell commercial veal from tethered calves, foie gras from force-fed ducks and live lobsters. In February 2007, we began working with a vendor who meets our animal welfare standards, to sell live lobsters in our Portland, Maine store. In December 2003, we started working through a consultative multi-stakeholder process to develop "Animal Compassionate" standards, farm animal treatment standards that go above and beyond our baseline requirements for meat and poultry sold in our stores, focused on providing environments and conditions for each species that support the animal's natural physical, emotional and behavioral well-being. In 2006, that work was then used as a basis for creating meat and poultry production standards categorized according to a framework for continuous improvement of animal welfare on farms and ranches and to provide our customers with a clear and transparent way to make informed buying decisions based solely on animal welfare considerations. In June 2007, we piloted a five-tiered meat and poultry labeling program at our Kensington store in London based on these standards, which we are currently in the midst of fine-tuning and plan to roll out in the U.S. in 2008. Specific standards related to permissible and prohibited production and handling techniques from parent stock through slaughter are intended to be included for the following species and related products: pigs, cattle, bison, broiler chickens, ducks, goats, rabbits, sheep, turkey, veal, dairy and eggs.

Product Categories

        Our product categories include, but are not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), Whole Body (nutritional supplements, vitamins, body care and educational products such as books), floral, pet products and household products.

        Perishable products accounted for approximately 67% of our total retail sales at Whole Foods Market locations in fiscal year 2007. We believe our heavy emphasis on perishable products differentiates us from conventional supermarkets and helps us attract a broader customer base. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods. We believe it is our strength of execution in perishables that has attracted many of our most loyal customers.

Locally Grown

        Our history and reputation are intimately linked to our support of local farmers. For more than 27 years, we have provided our customers with the broadest possible selection of the highest quality produce available. Our search for produce begins right outside our front door in every community where we do business. We are committed to buying from local producers whose products meet our high quality standards, particularly those who are dedicated to environmentally friendly, sustainable agriculture. We are greatly increasing our efforts in this regard by further empowering our individual store and regional buyers to seek out locally grown products. We value this natural diversity and have firm guidelines for using the term "local" in our stores. For example, only produce that has traveled less than seven hours from the farm to our facility can be labeled "locally grown."

        Whole Foods Market currently purchases produce from over 3,000 different farms through various suppliers. Of the Company's top 10 produce suppliers, eight represent independent farms with privately held ownership. We believe we can and should do more to support local producers. To that end, we have established a budget of up to $10 million annually to promote local agriculture, especially animal agriculture, wherever we have stores through long-term loans at low interest rates. We completed our first loan through the Local Producer Loan Program in February 2007 and so far have disbursed more than $1 million in loans to over 20 local producers in nine of our 11 regions. Loan recipients must use funds for expansion and not operating expenses, meet Whole Foods Market's quality standards, and have a viable business plan and adequate cash flow to service the debt. Eligible products include agricultural crops, value-added food products, and other all-natural grocery items.

        In addition, at stores in five of our 11 regions, we are now providing space in our parking lots weekly for local farmers to sell their products directly to our customers, working in concert with existing farmers' markets when possible. Our stores have excellent locations and heavy customer traffic to help these farmers' markets flourish, and their presence at our stores provides more local choices for our customers.

Whole Trade™

        On March 29, 2007, we launched our Whole Trade program, a new buying initiative that brings together a set of strict criteria for products from developing countries to ensure: exceptional product quality; more money for producers; better wages and working conditions for workers; sound environmental production practices, and support of poverty eradication via donating 1% of product sales to the Whole Planet Foundation.

        The Whole Trade program gives low-income producers entry into and stability within the global marketplace by ensuring better wages and safer working conditions for workers. It supports equitable systems of trade that are an investment in both farms and communities. Through the Whole Trade program, Whole Foods Market seeks out and promotes foods that are grown using sound environmental practices that encourage biodiversity and healthy soils. In addition to including some products that are grown organically, the Whole Trade program includes products that respect the earth without formal organic certification. These products could be sourced in two ways. Some come from farms that use integrated pest management systems, emphasizing alternatives to chemical use; they also practice soil and water conservation through composting and reforestation. Other products are respectfully harvested from land or water areas that provide shelter and habitat for migratory birds and other species.

        Our Whole Trade Guarantee label is currently featured on more than 400 items, and sales of nearly $8 million to date have generated approximately $80,000 for the Whole Planet Foundation. Our goal is to have more than 50% of our imported products from developing countries meet Whole Trade qualifications within 10 years.

Private Label

        An extension of our leadership position in the natural and organic foods industry is our strong family of private label brands. These products extend the confidence and trust our customers have in our stores to their everyday lives. We've built upon this trust and over the last several years have significantly expanded our private label resources and offerings, which currently feature over 2,000 SKUs led by our primary brands, 365 Everyday Value and 365 Organic.

        In addition to these nationally-driven programs, we have a number of store-made and regionally-made fresh items sold under the Whole Foods Market label. We also offer specialty and organic coffee, tea and drinking chocolates through our Allegro Coffee Company subsidiary.

  •
  365 Everyday Value. In 1997, we introduced a line of products under the "365" label emphasizing everyday value. These products meet our quality standards but are generally less expensive than the alternative products we sell. Our qualitative and quantitative research indicates that the "365" line is a highly recognized and trusted brand with Whole Foods Market shoppers.

  •
  365 Organic Everyday Value. In 2002, we expanded our private label program with the introduction of our "365 Organic" line. The "365 Organic" brand provides all of the benefits of organic food at reduced prices. In 2003, we expanded this program into non-grocery departments, including a successful line of organic fresh vegetables, and in 2006, we began the process of rebranding our Whole Kids Organic line, first introduced in 1998, under the "365 Organic" label with some new kid-friendly designs.

  •
  Whole Brands. In 2004, we introduced a new family of "Whole Brands," each aligned with department-specific quality and sourcing standards. Included under the "Whole Brands" umbrella are "Whole Kitchen" for pre-packaged fresh and frozen grocery, "Whole Treat" for frozen desserts, cookies and candies, "Whole Catch" for pre-packaged fresh and frozen seafood items, "Whole Fields" for produce and produce support items, "Whole Pantry" for items such as herbs, spices and condiments, "Whole Creamery" for cheeses, "Whole Ranch" for pre-packaged fresh and frozen meat, and "Whole Paws" for tasty and healthful pet food. These brands go beyond the basics, offering unique items, including innovative formulations, that embody our high quality standards and supplement our base value line of "365" and "365 Organic" items. Items within "Whole Brands" share a consistent logo format and packaging so that our customers know each is part of a greater family.

        At our Whole Foods Market locations, private label sales in grocery and nutrition accounted for approximately 18% of our total retail sales in those product categories in fiscal year 2007, up from 16% in fiscal year 2006. Total private label sales across all teams accounted for approximately 9% of our retail sales in fiscal year 2007, up from 8% of our retail sales in fiscal year 2006, reflecting the roll-out of approximately 550 new items in fiscal year 2007. We believe our private label sales could grow to a much higher percentage of our sales over time, as we continue to focus on the rapid development and growth of our product lines.

Economic Value Added

        We use Economic Value Added ("EVA"™) as a basis for our business decisions and for determining incentive compensation. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge for the cost of invested capital necessary to generate those profits. We believe one of our core strengths is our decentralized culture, where decisions are made at the store level, close to the customer. We believe this is one of our strongest competitive advantages and that EVA is the best financial framework that team members can use to help make decisions that create sustainable shareholder value.

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

        Over 750 leaders throughout the Company are on EVA-based incentive compensation plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team (store team leaders and assistant store team leaders) in all stores. Incentive compensation for each of these groups is determined based on relevant EVA measures at different levels, including the total Company level, the regional level, the store or facility level, and the team level. We believe using EVA in a multi- dimensional approach best measures the results of decisions made at different levels of the Company. We expect EVA to remain a significant component of our compensation structure throughout the Company in the coming years.

        Information about our EVA financial results is not presented because of rules adopted by the Securities and Exchange Commission ("SEC") regarding non-GAAP financial measures. Additional information about our EVA financial results is available on our corporate website at www.wholefoodsmarket.com but is not incorporated by reference into this Form 10-K.

Acquisition of Wild Oats Markets, Inc.

        On August 28, 2007, we completed the acquisition of Wild Oats Markets, Inc., a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. To fund the transaction, we entered into a five-year $700 million senior term loan agreement. We also signed a new five-year $250 million revolving credit agreement, which replaced our existing $200 million line of credit.

        At the time of our acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace (nationwide), Henry's Farmers Market (in Southern California), Sun Harvest (in Texas), and Capers Community Market (in British Columbia). All of our 11 operating regions gained stores, with our three smallest regions, the Florida, Rocky Mountain, and Pacific Northwest regions, gaining critical mass. The acquisition provided us with immediate entry into five new states: Arkansas, Indiana, Oklahoma, Tennessee and Utah, and 15 new markets: Bend, OR; Cincinnati, OH; Indianapolis, IN; Lexington, KY; Little Rock, AR; Melbourne, FL; Memphis, TN; Naples, FL; Nashville, TN; Reno, NV; Salt Lake City, UT; Tampa, FL; Tucson, AZ; Tulsa, OK; and Westport, CT.

        On September 30, 2007, we completed the sale of all 27 Henry's Farmers Market and eight Sun Harvest store locations and a related Riverside, CA distribution center to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer. Subsequent to year-end, the Company received proceeds of approximately $165 million for the net assets of those stores, consisting primarily of fixed assets, inventory, and operating leases. Additionally, Whole Foods Market and Smart & Final entered into a transition services agreement under which Whole Foods Market will continue to provide certain general and administrative services for the 35 stores for up to two years. We currently anticipate that the revenue associated with this agreement will be approximately equal to our incremental cost of providing the support.

        Subsequent to year-end, we closed eight Wild Oats stores in Portland, OR; Tualatin, OR; Matthews, KY; West Vancouver, Canada; Mission, KS; Littleton, CO; Omaha, NE; and Saugus, MA. We also temporarily closed the Wild Oats store in Medford, MA for a major renovation; the store is scheduled to re-open in the spring of 2008. In addition, the Wild Oats stores in Nashville, TN and Pasadena, CA were relocated to new Whole Foods Market stores in early November 2007. Net of these closures and relocations, the Company had 63 Wild Oats and Capers locations on November 20, 2007, with plans to close one additional Wild Oats store in Portland, ME in fiscal year 2008. The Company also plans to relocate seven Wild Oats stores in British Columbia, Canada; Littleton, CO; Naples, FL; Indianapolis, IN; St. Louis, MO; Reno, NV; and Salt Lake City, UT as the Whole Foods Market stores currently in development open in those areas.

        The following table provides additional information by region about the number of Wild Oats stores acquired, divested, closed and relocated, and the ending Wild Oats store count as of November 20, 2007.

	Stores Acquired	Stores Divested	Net Stores Acquired	Stores Closed	Stores Relocated	11/20/07 Store Count

Florida	5	—	5	—	—	5
Mid-Atlantic	6	—	6	(1)	—	5
Midwest	6	—	6	(1)	—	5
North Atlantic	5	—	5	(2)	—	3
Northeast	1	—	1	—	—	1
Northern California	1	—	1	—	—	1
Pacific Northwest	11	—	11	(3)	—	8
Rocky Mountain	23	—	23	(2)	—	21
South	3	—	3	—	(1)	2
Southern Pacific	38	(27)	11	—	(1)	10
Southwest	10	(8)	2	—	—	2

Total	109	(35)	74	(9)	(2)	63
Average size—gross square feet			24,000			24,000
Total gross square footage (in thousands)			1,804			1,535
Average weekly sales—fourth quarter FY 2007(1)			214,000			224,000
Sales per square foot—fourth quarter FY 2007(1)			457			478

(1)
Average weekly sales and sales per square foot calculations assume Wild Oats was owned the entire fourth quarter of fiscal year 2007.

Growth Strategy

        Whole Foods Market's growth strategy is to expand through a combination of new store openings and acquisitions of existing stores. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new markets, including international markets. Our new stores typically range in size between 45,000 and 60,000 square feet and are located on premium real estate sites. We have also grown through acquisitions, with approximately 32% of our existing square footage coming from acquisitions. Because the natural and organic foods retailing industry is highly fragmented and comprised of many smaller local and regional chains, we may continue to pursue acquisitions of smaller chains that provide access to desirable markets, locations and experienced team members. Going forward, however, such acquisitions are not expected to impact our future store growth or financial results due to the size of the Company's existing store base.

        We have an ongoing relocation strategy and actively relocate some of our smaller stores to larger locations with improved visibility and parking each year. For stores relocated in fiscal years 2003 through 2007, the overall average increase in size was approximately 121%. Our historical store growth is summarized below:

	2007	2006	2005	2004	2003

Stores at beginning of fiscal year	186	175	163	145	135
Stores opened	21	13	15	12	12
Acquired stores	109	1	—	7	—
Divested stores	(35)	—	—	—	—
Relocations and closures	(5)	(3)	(3)	(1)	(2)

Stores at end of fiscal year	276	186	175	163	145

Total gross square footage at end of fiscal year	9,312,000	6,377,000	5,819,000	5,145,000	4,545,000

        The following table provides additional information about the Company's store locations by region as of September 30, 2007:

	Stores at Beginning of Fiscal Year	Stores Opened	Stores Acquired	Stores Divested	Stores Relocated/ Closed	Stores at End of Fiscal Year

Florida	8	1	5	—	—	14
Mid-Atlantic	28	2	6	—	—	36
Midwest	21	4	6	—	—	31
North Atlantic	27	2	5	—	(2)	32
Northeast	13	2	1	—	—	16
Northern California	20	4	1	—	(1)	24
Pacific Northwest	5	2	11	—	—	18
Rocky Mountain	10	—	23	—	—	33
South	14	1	3	—	—	18
Southern Pacific	24	2	38	(27)	(1)	36
Southwest	16	1	10	(8)	(1)	18

Total	186	21	109	(35)	(5)	276

        As of November 20, 2007, we had signed leases for 87 stores scheduled to open through fiscal year 2010 totaling approximately 4.5 million square feet, or approximately 48% of our existing square footage. These stores, which average approximately 51,000 square feet in size and are roughly 48% larger than the average size of our existing store base, include 22 relocations and 14 new markets. Our historical growth in stores in development is summarized below:

	November 20, 2007	November 2, 2006	November 9, 2005	November 10, 2004	November 30, 2003

Stores in development	87	88	65	53	35
Average size—gross square feet	51,000	56,000	55,000	49,000	45,000
Total gross square footage in development	4,485,000	5,003,000	3,626,000	2,594,000	1,607,000
As a percentage of existing square footage	48%	77%	60%	50%	35%

        We have continued to sign and open smaller stores, typically in markets where it is hard to develop larger sites, while experimenting with opening some very large format stores. We currently operate nine stores in excess of 65,000 gross square feet and have an additional 13 stores of that size in development, seven of which are relocations. On average, we are pleased with the results of these larger format stores, as we believe they will deliver strong returns over time as they appeal to a broader customer base, take longer to reach capacity, and create a higher barrier to entry, making them less vulnerable to competition. We plan to continue to selectively sign larger sites, which showcase extensive prepared foods and sit-down venues, but going forward, we expect them to be predominantly in dense urban markets or relocations of some of our very successful existing stores.

        As shown in the table above, our total gross square footage and average size of stores in development were lower in fiscal year 2007 than in fiscal year 2006. This was due primarily to two factors: more stores exiting the development pipeline as the acceleration in our new store openings materializes, and a decrease in the average size of new leases signed during the year.

        Tender dates provide some visibility on the timing of our new store openings. For accounting purposes, a lease is considered tendered on the date we take possession of the leased space for construction and other purposes, which is typically when the shell of the store is complete or close to completion. As of November 20, 2007, 20 of our 87 stores in development had been tendered to us. These 20 stores represent approximately 916,000 square feet.

        The "tender period," which we define as the length of time between a store's tender date and opening date, varies depending on several factors, some of which are outside of our control. These factors include the size of the store and complexity of site development, the impact of weather and unforeseen environmental issues, and issues surrounding construction labor unions and local government authorities, among other things. Furthermore, acquired leases, ground leases and owned properties generally have longer tender periods than standard operating leases because we take possession of these locations earlier in the construction process. For stores opened during the past three fiscal years, the average tender period was 8.7 months.

        The following table provides information about the Company's store development activities:

	Stores Opened During Fiscal Year 2006	Stores Opened During Fiscal Year 2007	Properties Tendered as of November 20, 2007	Total Leases Signed as of November 20, 2007

Number of stores (including relocations)	13	21	20	87
Number of relocations	2	5	4	22
Number of lease acquisitions, ground leases and owned properties	1	4	9	13
New markets	4	3	1	14
Average store size (gross square feet)	50,200	56,500	45,800	51,200
As a percentage of existing store average size	147%	167%	133%	148%
Total square footage	653,000	1,185,800	915,900	4,485,200
As a percentage of existing square footage	10%	13%	10%	48%
Average pre-opening expense per store (1)	$2.0 million	$2.6 million
Average pre-opening rent per store (1)	$0.7 million	$0.9 million
Average tender period, in months	7.8	8.8

(1)
Average pre-opening costs are estimated for projects not yet final and exclude the Kensington store in London.

Site Selection

        Most of our stores are located in high-traffic shopping areas and are either freestanding or in a strip center. We also have a number of urban stores located in high-density, mixed-use projects. In selecting store locations, we use an internally developed model to analyze potential markets based on various criteria such as education levels, population density and income levels within certain drive times. We primarily seek to open large-format stores, which typically range in size between 45,000 to 60,000 square feet and are located on premier real estate sites, often in urban, high-population locales. After we have selected a target site, our development group does a comprehensive site study and sales projection. Each project must meet an internal EVA hurdle return, which is generally cumulative positive EVA within seven years.

        The required cash investment for new stores varies depending on the size of the store, geographic location, degree of work performed by the landlord and complexity of site development issues. For stores opened during the past two fiscal years excluding Kensington, the average size was 52,700 square feet and our new store investment averaged approximately $14.4 million excluding pre-opening and relocation expenses, which averaged approximately $2.4 million per store.

Store Operations

Team Approach to Store Operations

        We strive to promote a strong Company culture featuring a team approach to store operations that we believe is distinctly more empowering of employees than that of the traditional supermarket. Our domestic Whole Foods Market stores each employs between 85 and 600 team members who comprise up to 13 teams per store, each led by a team leader. Each team within a store is responsible for a different product category or aspect of store operations such as customer service, prepared foods, or grocery, among others. Just as we have a regionally-focused framework, we also promote a decentralized team approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible. Twice yearly, our team members are asked to complete a confidential, third party-administered team leader survey, which provides them with an opportunity to give their leaders constructive feedback.

        We believe our success is dependent on the collective energy and intelligence of all of our team members. We strive to create a work environment where motivated team members can flourish and reach their highest potential, and where they are inspired by work that provides them with a greater sense of purpose and mission. For many team members, their job is an extension of their personal philosophy and lifestyle. Together, we go to great lengths to satisfy and delight our customers.

        Team members are involved at all levels of our business. We strive to create a Company-wide consciousness of "shared fate" by uniting the interests of team members as closely as possible with the interests of our shareholders. One way we reinforce this concept is through gainsharing. Our gainsharing program rewards things such as labor productivity that team members can control, giving them a direct stake in the success of our business. We also encourage stock ownership among team members through the following programs:

  •
  Team Member Stock Option Plan. All full-time and part-time team members are eligible to receive a grant of stock options each year. The annual grant has two components: (i) Annual Leadership Grants to recognize and incentivize team member performance; and (ii) Service Hour Grants to recognize team member service to the Company. In 2007 our Board of Directors awarded approximately 1.7 million options to more than 13,400 team members. Of these stock options, 95% were granted to non-executives, with 47% awarded as Service Hour Grants alone.

  •
  Team Member Stock Purchase Plan. Through bi-weekly payroll deductions, all U.S.-based non-seasonal team members with at least 400 service hours may elect to purchase unrestricted shares of our stock at 95% of market value on the purchase date. The shares are purchased for the plan participants on a quarterly basis. Approximately 2,000 team members currently participate in this plan.

  •
  Team Member 401(k) Plan. Whole Foods Market stock is an investment option within the Company's 401(k) plan.

Store Description

        We do not have a standard store design model. Instead, each store's design is customized to fit the size and configuration of the particular location and community in which it is located. Our culture and philosophy is one of continual innovation and experimentation, and successful experiments are voluntarily picked up and improved upon by our stores and regions. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with colorful décor, well-trained team members, exciting product mixes, teams of in-store chefs, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, prepared foods stations and European-style charcuterie departments. To further a sense of community and interaction with customers, our stores typically include sit-down eating areas, customer comment boards and customer service booths. We have "Take Action" centers for our customers who want to be informed on important issues relative to environmental, legislative, food safety and product quality issues that can directly affect our customers' health and well-being. In addition, some stores offer special services such as massage, valet parking and home delivery. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Purchasing and Distribution

        Our buyers purchase products for retail sale from local, regional, national and international wholesale suppliers and vendors. The majority of our purchasing occurs at the regional and national levels. This enables us to negotiate better volume discounts with major vendors and distributors, while allowing our regional and store buyers to focus on local products and the unique product mix necessary to keep a neighborhood market feel in our stores. We are increasingly focusing more of our purchasing on producer-direct and manufacture-direct programs, and we remain committed to buying from local producers that meet our high quality standards.

        We own two produce procurement centers which facilitate the procurement and distribution of the majority of the produce we sell. We also operate a national meat purchasing office, a confectionary, four seafood processing and distribution facilities, a specialty coffee and tea procurement and brewing operation, and nine regional distribution centers, which distribute a full range of products to our stores across the U.S., Canada and the United Kingdom. In addition, we have five regional commissary kitchens and 11 bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

        United Natural Foods, Inc. is our single largest third-party supplier, accounting for approximately 24% of our total purchases in fiscal year 2007. In November 2006, we extended our long-term relationship with United Natural Foods as our primary supplier of dry grocery and frozen food products. Our seven-year agreement allows us to concentrate our capital and resources on executing on our new store development pipeline and to focus our internal distribution efforts around key perishable departments including produce, prepared foods, bakery, seafood and meat.

Marketing

        We spend much less on advertising and marketing than conventional supermarkets—approximately 0.5% of our total sales in fiscal year 2007. Instead, we rely primarily on word-of-mouth recommendations and testimonials from our shoppers, as well as the publicity and excitement generated by our new store openings. We allocate our marketing budget among region-wide programs, our individual stores' marketing efforts, and a national brand awareness initiative focusing primarily on national in-store marketing programs and national and major-market public relations. Our stores spend most of their marketing budgets on in-store marketing-related activities, including signage and in-store events such as taste fairs, classes, tours and product samplings. To create goodwill and develop a high profile within the community, each store also has a separate budget for making contributions to a variety of philanthropic and community activities. We presently contribute at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Customer Service

        Customers are our most important stakeholder, because without our customers, we would have no business. We genuinely care about the well-being of our customers and empower our team members to do whatever it takes to meet or exceed their expectations on every shopping trip. By doing so, we turn our customers into advocates for our business, who do more than shop with us; they recommend Whole Foods Market to their friends and others. We want to serve our customers competently, efficiently, and knowledgeably. We believe that we generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store "Take Action" centers as well as on our corporate website at www.wholefoodsmarket.com, which features hundreds of recipes and a library of information about environmental, legislative, food safety, and product quality issues.

Team Members

        As of September 30, 2007, we had approximately 52,600 team members, including approximately 44,900 full-time, 5,200 part-time and 2,400 temporary team members. Of the total, approximately 6,000 were Wild Oats Markets team members, including approximately 3,700 full-time, 2,000 part-time and 300 temporary team members. We are proud that 90% of our permanent team members are full-time team members, which we believe is very high for the food retailing industry and allows us to better serve our customers.

        One of our core values is supporting team member happiness and excellence, and we believe our innovative and egalitarian work environment with team members involved at all levels of our business is a major reason for our success. We believe happy team members create happy customers, and happy customers create happy investors. Team members who have a voice in shaping the direction of our Company and their future are empowered to make Whole Foods Market not only a great place to shop but a great place to build a career. All of our full-time and part-time team members are eligible to receive stock options. In addition, team members are encouraged to take an active role in choosing the benefits made available by the Company by participating in a Company-wide benefits vote every three years. The Company's second vote was held in fiscal year 2006 to determine the benefits program that will be in place from 2007 through 2009. Approximately 77% of eligible team members voted in this important process, resulting in a benefits package that reflects the needs and desires of the majority of team members in the Company. One outcome of the vote is that Whole Foods Market provides healthcare at no cost to eligible full-time team members. Eligible full-time team members are those who work 30 or more hours per week and have worked a minimum of 800 service hours. Dependent healthcare premiums are shared based on a team member's tenure with the Company; the team member's share decreases as his/her tenure increases.

        For the past 10 years, our team members have helped Whole Foods Market become one of Fortune magazine's "100 Best Companies to Work for in America." In scoring companies, Fortune places the greatest weight (two-thirds of the total) on responses to a random survey of 400 employees, with the remainder being Fortune's evaluation of each company's credibility, respect, fairness and pride/camaraderie. Ranking number five in 2007, our highest ever, we are one of only 18 companies to make the "100 Best" list for 10 consecutive years since its inception.

Competition

        Food retailing is a large, intensely competitive industry. Our competition varies from region to region and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, other natural foods stores, warehouse membership clubs, smaller specialty stores, and restaurants, each of which competes with us on the basis of product selection, quality, customer service, price or a combination of these factors. We believe our commitment to natural and organic products, high quality standards, our focus on customer service, and our competitive prices on comparable products differentiates us in this segmented marketplace.

        Natural and organic food is one of the fastest growing segments of food retailing today. Most supermarkets offer at least a limited selection of these products, while some have chosen to expand their selection more aggressively. We believe it works to our benefit for conventional supermarkets to offer natural and organic products for two reasons: first, it helps fulfill our Company mission to improve the health, well-being and healing of both people and the planet, and second, it helps create new customers for us by creating a gateway experience. As more people are exposed to the benefits of natural and organic products, we believe they are more likely to become Whole Foods Market customers since we are the category leader for natural and organic products, offering the largest selection and most informed customer service at competitive prices.

        Competition makes us a better retailer. We are constantly evolving, innovating and maturing, and we have a long track record of responding to and improving with competition. We believe we are better positioned from a value and price perspective today than we ever have been. Our buy-side initiatives are continuing to deliver opportunities that will allow us to be more price competitive, and we are leveraging our global buying power to the benefit of our customers. On the sell side, our innovation will accelerate over the next few years as we continue to redefine the marketplace and further differentiate our stores, products, and customer experience from the competition.

        We believe our strong comparable store sales growth, which historically has been significantly higher than the industry average, is evidence of this gateway experience and of our ability to evolve faster than our competition.

Government and Public Affairs

        Our stores are subject to various local, state, federal and international laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages.

        The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the EPA. The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act ("FFDC Act"). The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act. We believe we are in material compliance with product labeling requirements.

Trademarks

        Trademarks owned by the Company or its subsidiaries include, but are not limited to: "Whole Foods Market," "365 Everyday Value," "365 Organic Everyday Value," "AFA," "Allegro Coffee Company," "Wild Oats," "Wild Oats Marketplace," "Capers Community Market," "Bread & Circus," "Fresh & Wild," "Fresh Fields," "Global Local," "Green Mission," "Harry's Farmers Market," "Merchant of Vino," "Mrs. Gooch's," "Vine Buys," "Wellspring," "Whole Baby," "Whole Foods, Whole People, Whole Planet," "Whole Kids Organic," and "Whole Trade." The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

wholefoodsmarket.com

        Our corporate website at www.wholefoodsmarket.com provides detailed information about our Company, history, product offerings and store locations, with hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. Our website also provides links to our two foundations—the Animal Compassion Foundation and the Whole Planet Foundation. In addition, access to the Company's SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings, and all amendments to those reports, are available through our website free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. As with our stores, the focus of our website is customer service. We believe our website provides us with an opportunity to further our relationships with customers, suppliers and investors, to educate them on a variety of issues, and to improve our service levels.

        We have included our website address only as an inactive textual reference. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Executive Officers of the Registrant

        The following table sets forth the name, age, tenure with the Company in years, and position of each of the persons who was serving as an executive officer of the Company as of November 20, 2007:

Name	Age	Tenure	Position

John P. Mackey	54	29	Chairman of the Board and Chief Executive Officer
A.C. Gallo	54	14	Co-President and Chief Operating Officer
Walter Robb	54	16	Co-President and Chief Operating Officer
Glenda Chamberlain	54	19	Executive Vice President and Chief Financial Officer
James P. Sud	55	10	Executive Vice President of Growth and Business Development
Lee Valkenaar	51	20	Executive Vice President of Global Support

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

Regional Presidents

        The following table sets forth the name, age, tenure with the Company in years, and position of each of the persons who was serving as a regional president of the Company as of November 20, 2007:

Name	Age	Tenure	Position

Scott Allshouse	45	7	President, South Region
Michael Besancon	61	13	President, Southern Pacific Region
Patrick Bradley	47	21	President, Midwest Region
Mark Dixon	45	24	President, Southwest Region
David Lannon	41	14	President, Northern California Region
Ron Megahan	37	18	President, Pacific Northwest Region
Kenneth Meyer	39	12	President, Mid-Atlantic Region
Christina Minardi	41	12	President, Northeast Region
Juan Nunez	49	25	President, Florida Region
William Paradise	47	17	President, Rocky Mountain Region
Jeff Turnas	35	12	President, North Atlantic Region

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

        David Lannon was named President of the Northern California Region in October 2007. Mr. Lannon has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Store Team Leader, Director of Store Operations and Vice President of the North Atlantic Region, and President of the North Atlantic Region.

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

        Jeff Turnas was named President of the North Atlantic Region in November 2007. Mr. Turnas has held various positions with the Company and with Merchant of Vino, which was acquired by the Company in December 1997, including Associate Store Team Leader, Regional Specialty Coordinator, Vice President of Purchasing for the Midwest Region, and Vice President of Purchasing for the Northeast Region.

Item 1A. Risk Factors.

        We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. These risks and uncertainties include, but are not limited to, the risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected. The Company does not undertake any obligation to update forward-looking statements.

Our Growth Is Significantly Dependent on New Store Openings and Acquisitions

        Our strategy is to expand through a combination of new store openings and, to a lesser extent, acquisitions of existing store locations or businesses. Successful implementation of this strategy is contingent on numerous conditions, some of which are described below, and there can be no assurance that this expansion strategy can be successfully executed.

        Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new markets and to operate these stores successfully. Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. There can be no assurance that we will continue to grow through new store openings and/or acquisitions. We may not be able to timely open new stores or operate them successfully. Also, we may not be able to successfully hire and train new team members or integrate those team members into the programs and policies of the Company. We may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner.

We May Not Be Able to Successfully Integrate Acquired Businesses into Our Operations

        We may not be able to successfully integrate acquired businesses into our operations and support systems, or the operations of acquired businesses may be adversely affected by the introduction of our decentralized operational approach. Also, the integration of acquired operations into our operations requires the dedication of management resources that may temporarily detract attention from our day-to-day business.

New Stores May Negatively Impact Our Results

        There can be no assurance that our new store openings will be successful or result in greater sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than our more mature stores. As we accelerate our rate of new store openings, thus increasing the percentage of our sales from new stores and decreasing the average age of our store base, there may be a negative impact on our results from a lower contribution of these new stores, along with the impact of related pre-opening and relocation costs.

We May Experience Significant Fluctuations in Our Comparable Store Sales

        Our comparable store sales could fluctuate or be lower than our historical average for many reasons including new and acquired stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing markets, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against several years of above-average sales results. Our results of operations may be materially impacted by fluctuations in our comparable store sales as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

We May Experience Significant Fluctuations in Our Quarterly Operating Results

        Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors, foreign currency exchange rate fluctuations, increases in store operating costs, possible supply shortages, extreme weather-related disruptions, including hurricanes and earthquakes, and potential uninsured casualty losses or other losses. In addition, our quarterly operating results may fluctuate significantly as the result of the timing of new store openings and pre-opening costs, the timing of acquisitions, store closures and relocations and the range of operating results generated from newly opened. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings.

Increased Competition May Have an Adverse Effect on Profitability

        Our competitors include but are not limited to local, regional, national and international conventional and specialty supermarkets, other natural food stores, warehouse membership clubs, small specialty stores and restaurants. These businesses compete with us in one or more product categories. In addition, some are expanding more aggressively in marketing a range of natural and organic foods, thereby competing directly with us for products, customers and locations. Some of these potential competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain markets intensifies, our results of operations may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing.

Our Business May be Sensitive to Economic Conditions that Impact Consumer Spending

        Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

Legal Proceedings Could Materially Impact Our Results

        From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions, and other proceedings arising in the ordinary course of business. In addition, the FTC is currently pursing an administrative proceeding concerning our recent acquisition of Wild Oats Markets. Our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

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

Unfavorable Changes in Government Regulation Could Harm Our Business

        Our stores are subject to various international, federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses.

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

        The USDA's Organic Rule, implemented into federal law on October 21, 2002, facilitates interstate commerce and the marketing of organically produced food and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule could pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

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

A Widespread Health Epidemic Could Materially Impact Our Business

        The Company's business could be severely impacted by a widespread regional, national or global health epidemic. Our stores are a place where customers come together, interact and learn while at the same time discovering the many joys of eating and sharing food. A widespread health epidemic may cause customers to avoid public gathering places or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could also adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business

        There is no assurance that quality natural and organic products will be available to meet our future needs. If conventional supermarkets significantly increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a material impact on our overall sales and cost of goods sold.

Perishable Foods Product Losses Could Materially Impact Our Results

        We believe our stores more heavily emphasize perishable products than conventional supermarket stores. Perishable products accounted for approximately 67% of total retail sales at Whole Foods Market locations in fiscal year 2007. The Company's emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

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

Capital Needed for Expansion May Not Be Available

        The construction and opening or acquisition of new stores and the development of new production and distribution facilities, along with the remodeling and renovation of existing stores, require significant amounts of capital. In the past, our growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, internally generated cash flow, and proceeds from stock option exercises. These and other sources of capital may not be available to us in the future. In addition, restrictive covenants that may be imposed by our lenders may restrict our ability to fund our growth.

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

Self-Insurance Plan Claims Could Materially Impact Our Results

        The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Changes in Accounting Standards Could Materially Impact Our Results

        Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and share-based compensation, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations.

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

The Company May Discontinue Paying Dividends in the Future

        Dividends are paid at the discretion of the Company's Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. There is no guarantee that the Company will pay dividends in the future.

Failure of our Internal Control Over Financial Reporting Could Materially Impact our Business and Results

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

        Not applicable.

Item 2. Properties.

        As of September 30, 2007, we operated 276 stores: 263 stores in 37 U.S. states and the District of Columbia; seven stores in Canada; and six stores in the United Kingdom. This includes 74 stores (net of divested locations) acquired from Wild Oats Markets, Inc. on August 28, 2007: 70 stores in 22 U.S. states and four stores in Canada. We own seven stores, two distribution facilities and land for one store, including the adjacent property, and one distribution center in development. We also own a store and a building on leased land, which is leased to third parties, and have eight stores in development on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from one to 35 years. We have options to renew most of our leases in five-year increments with renewal periods ranging from five to 50 years. The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 30, 2007:

	Number of Stores		Number of Stores		Number of Stores
Location		Location		Location

Alabama	1	Louisiana	3	Oklahoma	1
Arkansas	1	Maine	2	Oregon	8
Arizona	6	Maryland	7	Pennsylvania	7
California	49	Massachusetts	20	Rhode Island	2
Colorado	19	Michigan	4	South Carolina	2
Canada	7	Minnesota	2	Tennessee	3
Connecticut	4	Missouri	3	Texas	13
District of Columbia	3	Nebraska	2	United Kingdom	6
Florida	14	Nevada	5	Utah	4
Georgia	7	New Jersey	9	Virginia	8
Illinois	15	New Mexico	6	Washington	5
Indiana	2	New York	7	Wisconsin	2
Kansas	3	North Carolina	5
Kentucky	3	Ohio	6

Item 3. Legal Proceedings.

        From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business which have not resulted in any material losses to date. In addition, the FTC is currently pursing an administrative proceeding concerning our recent acquisition of Wild Oats Markets and the Company has been contacted by the staff of the SEC regarding an inquiry related to online financial message board postings related to Whole Foods Market and Wild Oats Markets. Although management does not expect that the outcome in any of these proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Whole Foods Market's common stock is traded on the NASDAQ Global Select Market under the symbol "WFMI."

        In December 2002, the Company was added to the NASDAQ-100 Index. On December 30, 2005, Standard & Poor's added our stock to the S&P 500 index.

        The following sets forth the intra-day quarterly high and low sale prices of the Company's common stock for fiscal years 2007 and 2006:

	High	Low

2007
September 25, 2006 to January 14, 2007	$66.25	$45.27
January 15, 2007 to April 8, 2007	52.43	42.13
April 9, 2007 to July 1, 2007	48.06	37.96
July 2, 2007 to September 30, 2007	49.49	36.00
2006
September 26, 2005 to January 15, 2006	$79.90	$61.30
January 16, 2006 to April 9, 2006	74.77	58.87
April 10, 2006 to July 2, 2006	74.00	59.42
July 3, 2006 to September 24, 2006	65.49	46.91

        As of November 25, 2007, there were 1,648 holders of record of Whole Foods Market's common stock, and the closing stock price was $40.75.

        Following is a summary of dividends declared in fiscal years 2007 and 2006 (in thousands, except per share amounts):

	Dividend per Share	Date of Record	Date of Payment	Total Amount
Date of Declaration

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,060	(1)
Fiscal year 2006:
November 9, 2005	$0.15	January 13, 2006	January 23, 2006	$20,918
November 9, 2005	2.00	January 13, 2006	January 23, 2006	277,904
March 6, 2006	0.15	April 14, 2006	April 24, 2006	21,004
June 13, 2006	0.15	July 14, 2006	July 24, 2006	21,186

(1)
Dividend accrued at September 30, 2007

        On November 20, 2007, the Company's Board of Directors approved an 11% increase in the Company's quarterly dividend to $0.20 per share payable January 22, 2008 to shareholders of record on January 11, 2008. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

        On November 8, 2005, the Company's Board of Directors approved a stock repurchase program of up to $200 million over four years. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at September 24, 2006 for a total of approximately $100 million. On November 6, 2006, the Company's Board of Directors approved a $100 million increase in the Company's stock repurchase program, bringing the total remaining authorization to $200 million. During the third quarter of fiscal year 2007, the Company repurchased approximately 2.5 million additional shares of Company common stock on the open market for a total of approximately $100 million. The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million. Subsequent to the end of fiscal year 2007, the Company retired all shares held in treasury at September 30, 2007. The Company's remaining authorization under the stock repurchase program at September 30, 2007, is approximately $100 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company's available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

        On November 9, 2005, the Company's Board of Directors approved a two-for-one stock split, distributed on December 27, 2005 to shareholders of record at the close of business on December 12, 2005. The stock split was affected in the form of a 100% stock dividend. Shareholders received one additional share of Whole Foods Market common stock for each share owned. All shares reserved for issuance pursuant to the Company's stock option and stock purchase plans were automatically increased by the same proportion. In addition, shares subject to outstanding options or other rights to acquire the Company's stock and the exercise price for such shares were adjusted proportionately. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the effect of the stock split. This was the Company's third stock split since going public in January 1992. The Company previously affected two-for-one stock splits in the form of a 100% stock dividend on November 29, 1993 and on June 4, 2001.

        The following table summarizes information about our Company's equity compensation plans by type as of September 30, 2007 (in thousands, except per share amounts):

		Weighted Average Exercise Price	Options Available for Future Issuance
	Options Outstanding
Plan Category

Approved by security holders	17,211	$49.80	5,546
Not approved by security holders	—	—	—

Total	17,211	$49.80	5,546

Item 6. Selected Financial Data.

Whole Foods Market, Inc.
Summary Financial Information
(In thousands, except per share amounts and operating data)

        The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Sept. 30, 2007	Sept. 24, 2006	Sept. 25, 2005	Sept. 26, 2004	Sept. 28, 2003

Consolidated Statements of Operations Data (1)
Sales	$6,591,773	$5,607,376	$4,701,289	$3,864,950	$3,148,593
Cost of goods sold and occupancy costs	4,295,170	3,647,734	3,052,184	2,523,816	2,070,334

Gross profit	2,296,603	1,959,642	1,649,105	1,341,134	1,078,259
Direct store expenses	1,711,229	1,421,968	1,223,473	986,040	794,422
General and administrative expenses	217,743	181,244	158,864	119,800	100,693
Pre-opening and relocation costs	70,180	37,421	37,035	18,648	15,765

Operating income	297,451	319,009	229,733	216,646	167,379
Interest expense	(4,208)	(32)	(2,223)	(7,249)	(8,114)
Investment and other income	11,324	20,736	9,623	6,456	5,593

Income before income taxes	304,567	339,713	237,133	215,853	164,858
Provision for income taxes	121,827	135,885	100,782	86,341	65,943

Net income	$182,740	$203,828	$136,351	$129,512	$98,915

Basic earnings per share	$1.30	$1.46	$1.05	$1.06	$0.84

Weighted average shares outstanding	140,088	139,328	130,090	122,648	118,070

Diluted earnings per share	$1.29	1.41	$0.99	$0.99	$0.79

Weighted average shares outstanding, diluted basis	141,836	145,082	139,950	135,454	130,660

Dividends declared per share	$0.87	$2.45	$0.47	$0.30	$—

Consolidated Balance Sheets Data
Net working capital	$(116,530)	$114,211	$254,146	$151,147	$121,574
Total assets	3,213,128	2,042,996	1,889,296	1,521,006	1,213,568
Long-term debt (including current maturities)	760,868	8,655	18,864	170,743	168,715
Shareholders' equity	1,458,804	1,404,143	1,365,676	949,638	744,976
Operating Data
Number of stores at end of fiscal year	276	186	175	163	145
Average store size (gross square footage)	34,000	34,000	33,000	32,000	31,000
Average weekly sales per store	$617,000	$593,000	$537,000	$482,000	$424,000
Comparable store sales increase (2)	7.1%	11.0%	12.8%	14.9%	8.6%
Identical store sales increase (2)	5.8%	10.3%	11.5%	14.5%	8.1%

(1)
Fiscal year 2007 was a 53-week year and fiscal years 2006, 2005, 2004, and 2003 were 52-week years.

(2)
Sales of a store are deemed to be "comparable" commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude sales for remodels with expansions of square footage greater than 20% and relocations. Stores closed for eight or more days are excluded from the comparable and identical store base in the first fiscal week of closure until re-opened for a full fiscal week.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Whole Foods Market is the world's leading natural and organic foods supermarket and America's first national "Certified Organic" grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concerns, and the sustainability of our entire ecosystem. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 27 years.

        Whole Foods Market, Inc. is a Texas corporation incorporated in 1980. The Company is based in Austin, Texas and conducts business through various wholly owned subsidiaries. We operate in one reportable segment, natural and organic foods supermarkets.

        We opened our first store in Austin, Texas in 1980 and completed our initial public offering in January 1992. As of September 30, 2007, we operated 276 stores organized into 11 geographic operating regions, each with its own leadership team: 263 stores in 37 U.S. states and the District of Columbia; seven stores in Canada; and six stores in the United Kingdom. This includes 74 stores (net of divested locations) acquired from Wild Oats Markets, Inc. ("Wild Oats") on August 28, 2007: 70 stores in 22 U.S. states and four stores in Canada.

        Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. ("Wild Oats"), a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. Wild Oats results of operations are included in our Consolidated Statements of Operations for the period beginning August 28, 2007 through September 30, 2007. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry's Farmers Market ("Henry's") in Southern California, Sun Harvest in Texas, and Capers Community Market ("Capers") in British Columbia. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities related to all 35 Henry's and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer. The Company received proceeds totaling approximately $165 million for the net assets of those stores, consisting primarily of fixed assets, inventories and operating leases. This sale was completed effective September 30, 2007. Of the remaining 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed nine stores, including one that will re-open after an extended renovation period, and relocated two stores to date, and currently intends to close an additional store, re-open the renovated location, and relocate an additional seven stores to existing Whole Foods Market sites in development.

        Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first one to three years of operations. Our results of operations are reported on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2007 was a 53-week year and fiscal years 2006 and 2005 were 52-week years.

Fiscal Year 2007 Executive Summary

        Effective August 28, 2007, the Company completed the acquisition of Wild Oats, a leading natural and organic foods retailer in North America with 109 stores in 23 states and British Columbia at the date of acquisition. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities related to all 35 Henry's and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly-owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer. All of our 11 operating regions gained stores, with our three smallest regions, the Florida, Rocky Mountain, and Pacific Northwest regions, gaining critical mass. The acquisition provided us with immediate entry into five new states: Arkansas, Indiana, Oklahoma, Tennessee and Utah, and 15 new markets: Bend, OR; Cincinnati, OH; Indianapolis, IN; Lexington, KY; Little Rock, AR; Melbourne, FL; Memphis, TN; Naples, FL; Nashville, TN; Reno, NV; Salt Lake City, UT; Tampa, FL; Tucson, AZ; Tulsa, OK; and Westport, CT.

        Fiscal year 2007 was a 53-week year and fiscal years 2006 and 2005 were 52-week years. Sales for fiscal year 2007 totaled approximately $6.6 billion, an increase of approximately 17.6% over the prior year, driven by 14% ending square footage growth (excluding acquired Wild Oats locations) and comparable store sales growth of 7.1%. Adjusted to reflect a fifty-two week period in fiscal year 2007, sales increased 15.3% over the prior fiscal year.

        Net income for fiscal year 2007 totaled approximately $182.7 million, and diluted earnings per share were $1.29.

        Our capital expenditures for fiscal year 2007 totaled approximately $529.7 million, of which approximately $389.3 million was for new store development. We opened 21 new stores during fiscal year 2007, and we ended the fiscal year with 276 stores.

        At the end of fiscal year 2007, the Company had total debt of approximately $760.9 million, including a $700 million term loan used to finance the Wild Oats acquisition, approximately $21.8 million in Wild Oats and $2.7 million in Whole Foods Market convertible debentures, approximately $19.4 million in capital lease obligations and approximately $17 million in borrowings on the Company's revolving line of credit. Subsequent to the end of fiscal year 2007, the Company paid off the Wild Oats convertible debentures and the credit line balance.

        Subsequent to the end of fiscal year 2007, the Company received approximately $165.1 million in proceeds from the sale of the Henry's and Sun Harvest stores.

        The Company paid quarterly cash dividends totaling approximately $96.7 million during fiscal year 2007. On September 20, 2007, the Company's Board of Directors approved a quarterly dividend of $0.18 per share that was paid on October 23, 2007 to shareholders of record on October 12, 2007. On November 20, 2007, the Company's Board of Directors approved an 11% increase in the Company's quarterly dividend to $0.20 per share payable January 22, 2008 to shareholders of record on January 11, 2008.

        During fiscal year 2007, the Company repurchased approximately 2.5 million shares of Company common stock on the open market for a total of approximately $100 million. The Company's remaining authorization under the stock repurchase program at September 30, 2007 is approximately $100 million through November 8, 2009.

Results of Operations

        The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.2	65.1	64.9

Gross profit	34.8	34.9	35.1
Direct store expenses	26.0	25.4	26.0
General and administrative expenses	3.3	3.2	3.4
Pre-opening and relocation costs	1.1	0.7	0.8

Operating income	4.5	5.7	4.9
Interest expense	(0.1)	—	—
Investment and other income	0.2	0.4	0.2

Income before income taxes	4.6	6.1	5.0
Provision for income taxes	1.8	2.4	2.1

Net income	2.8%	3.6%	2.9%

Figures may not add due to rounding.

Sales

        Sales totaled approximately $6.59 billion, $5.61 billion and $4.70 billion in fiscal years 2007, 2006 and 2005, respectively, representing increases of 17.6%, 19.3% and 21.6% over the previous fiscal years, respectively. Adjusted to reflect a fifty-two week period in fiscal year 2007, sales increased 15.3% over the prior fiscal year. Sales for fiscal year 2007 reflect five weeks of sales from Wild Oats stores. Sales for all fiscal years shown reflect increases due to new stores opened and acquired and comparable store sales increases of approximately 7.1%, 11.0% and 12.8% in fiscal years 2007, 2006 and 2005, respectively. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales increased approximately 5.8%, 10.3% and 11.5% in fiscal years 2007, 2006 and 2005, respectively. Sales from relocations and remodels with expansions of square footage greater than 20% are excluded from identical store sales data to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base in the first fiscal week of closure until re-opened for a full fiscal week. Ending square footage growth from stores opened and acquired was approximately 46%, 10% and 13% for fiscal years 2007, 2006 and 2005, respectively. In fiscal years 2007, 2006 and 2005, average transactions per week increased approximately 4.3%, 5.6% and 6.9% over the prior fiscal year, respectively, and average basket size increased approximately 2.6%, 5.0% and 5.5% over the prior fiscal year, respectively. The Company believes the integration of the acquired Wild Oats stores into our operations and new store openings will drive strong sales growth and comparable store sales growth in future periods. For fiscal year 2008, on a 52-week to 52-week basis, the Company expects sales growth of 25% to 30%, of which approximately 10% is expected to come from the Wild Oats stores, and comparable store sales growth of 7.5% to 9.5%

Gross Profit

        Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Gross profit totaled approximately $2.30 billion, $1.96 billion and $1.65 billion in fiscal years 2007, 2006 and 2005, respectively. Gross profit as a percentage of sales was 34.8%, 34.9% and 35.1% in fiscal years 2007, 2006 and 2005, respectively. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. Relative to other stores in a region, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. We have many buying initiatives in place that are benefiting our customers. Our strategy is to be competitively priced on a market-by-market basis on commodity-type products and on identical product brands in grocery and Whole Body; however, our perishables may be priced at a premium to reflect the higher quality, broader selection, and better customer service available in our produce, meat, seafood, bakery, specialty and prepared foods departments.

Direct Store Expenses

        Direct store expenses totaled approximately $1.71 billion, $1.42 billion and $1.22 billion in fiscal years 2007, 2006 and 2005, respectively. Direct store expenses as a percentage of sales was approximately 26.0%, 25.4% and 26.0% in fiscal years 2007, 2006 and 2005, respectively. Direct store expenses in fiscal year 2005 include natural disaster costs totaling approximately $13.4 million. For all years, higher direct operating expenses of new stores continue to have a partially offsetting impact on store contribution. Direct store expense as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. The Company does not expect to leverage direct store expenses in fiscal year 2008 due primarily to anticipated investments in labor and benefits at the acquired stores and continued, though more moderate, increases in health care costs as a percentage of sales.

General and Administrative Expenses

        General and administrative expenses totaled approximately $217.7 million, $181.2 million and $158.9 million in fiscal years 2007, 2006 and 2005, respectively. General and administrative expenses as a percentage of sales were 3.3%, 3.2% and 3.4% in fiscal years 2007, 2006 and 2005, respectively. General and administrative expenses in fiscal year 2007 include approximately $13 million, or $0.06 per diluted share, in costs incurred during the fourth quarter related to legal matters, Wild Oats integration efforts and the addition of Wild Oats' expenses. The Company currently expects general and administrative expenses as a percentage of sales in fiscal year 2008 to be in line with the 3.3% reported in fiscal year 2007, due primarily to the temporary costs associated with integrating the Wild Oats acquisition along with the cost of fully staffing the Company's three smallest regions which gained the greatest number of stores, as a percentage of our existing store base, in the merger.

Pre-opening and Relocation Costs

        Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred approximately nine months prior to a store's opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced facilities. Pre-opening and relocation costs totaled approximately $70.2 million, $37.4 million and $37.0 million in fiscal years 2007, 2006 and 2005, respectively. Pre-opening and relocation costs as a percentage of sales were 1.1%, 0.7% and 0.8% in fiscal years 2007, 2006 and 2005, respectively. Stores newly opened and relocated were as follows:

	2007	2006	2005

New stores	16	11	12
Relocated stores	5	2	3

Total stores opened	21	13	15

Interest Expense

        Interest expense, net of amounts capitalized, was approximately $4.2 million, $32,000 and $2.2 million in fiscal years 2007, 2006 and 2005, respectively. The increase in net interest expense in fiscal year 2007 over the prior fiscal year includes interest expense on the $700 million term loan we entered into on August 28, 2007 to finance the acquisition of Wild Oats Markets. The reduction in net interest expense in fiscal year 2006 from the prior fiscal year includes the decrease in interest expense on convertible debentures due to the voluntary conversion by holders of approximately $150.1 million of the carrying amount of the debentures to approximately 6.0 million shares of Company common stock during fiscal year 2005. The Company had approximately $17 million outstanding on its revolving line of credit at September 30, 2007 and no amounts outstanding at the end of fiscal years 2006 and 2005. Company made the final principal payment of approximately $5.7 million to retire its senior notes on May 16, 2006. The Company expects interest expense, net of investment and other income, to range from approximately $35 million to $40 million in fiscal year 2008.

Investment and Other Income

        Investment and other income includes investment gains and losses, interest income, rental income and other income totaling approximately $11.3 million, $20.7 million and $9.6 million in fiscal years 2007, 2006 and 2005, respectively. The decrease in investment and other income in fiscal year 2007 from the prior fiscal year primarily resulted from lower average investment balances. The increase in investment and other income in fiscal year 2006 over the prior fiscal year primarily resulted from higher yields on investments and higher average investment balances. Investment and other income for fiscal year 2006 includes approximately $2.1 million of insurance proceeds related to Hurricane Katrina losses.

Income Taxes

        Our effective tax rate on income was approximately 40.0% in fiscal years 2007 and 2006 and approximately 42.5% in fiscal year 2005. The increase in our effective tax rate for fiscal year 2005 resulted primarily from the non-deductible portion of the expense recognized for the accelerated vesting of stock options during the fourth quarter.

Share-Based Payments

        The Company recognized share-based payments expense totaling approximately $19.9 million in fiscal year 2005. During the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company recognized an estimated share-based payments expense totaling approximately $17.4 million in fiscal year 2005 related to this acceleration. The Company also recognized share-based payments expense in fiscal year 2005 totaling approximately $2.5 million for modification of terms of certain stock option grants and other compensation based on the intrinsic value of the Company's common stock. The Company's effective tax rate for the fourth quarter and fiscal year 2005 was higher than its historical rate primarily due to the non-deductible portion of the expense recognized for the accelerated vesting of stock options.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment," which requires all companies to recognize an expense for share-based payments, including stock options, based on the fair value of the equity instrument. In April 2005, the Securities and Exchange Commission ("SEC") adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for SFAS No. 123R to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of SFAS No. 123R were effective for the Company's first quarter of fiscal year 2006.

        The Company recognized share-based payments expense before income taxes under the requirements of SFAS No. 123R totaling approximately $13.2 million and $9.4 million during fiscal years 2007 and 2006, respectively. Included in the fiscal year 2007 and 2006 total expense is approximately $0.3 million and $1.2 million, respectively, for modification of terms of certain stock option grants and approximately $4.4 million and $3.0 million, respectively, to increase the estimated charge related to the 2005 acceleration based on actual experience. Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2007	2006	2005

Cost of goods sold and occupancy costs	$475	$264	$1,192
Direct store expenses	7,093	3,555	10,092
General and administrative expenses	5,607	5,613	8,612

Share-based payments expense before income taxes	13,175	9,432	19,896
Income tax benefit	(4,114)	(2,724)	(4,454)

Net share-based payments expense	$9,061	$6,708	$15,442

        The Company expects share-based payments expense before income taxes of approximately $2.0 million to $3.0 million per quarter in the first two quarters of fiscal year 2008 and approximately $4.0 million to $5.0 million per quarter in the third and fourth quarters of the fiscal year following the Company's annual grant date early in the third quarter, when the majority of options are granted.

Natural Disaster Costs

        The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses in fiscal year 2005 totaling approximately $16.5 million for related estimated net losses. The main components of the $16.5 million expense were estimated impaired assets totaling approximately $12.2 million, estimated inventory losses totaling approximately $2.5 million, salaries and relocation allowances for displaced Team Members and other costs totaling approximately $3.4 million, and a $1.0 million special donation from the Company to the American Red Cross, net of accrued estimated insurance proceeds totaling approximately $2.6 million. In fiscal year 2005, approximately $13.4 million of net natural disaster costs is included in "Direct store expenses" in the Consolidated Statements of Operations, approximately $1.0 million is included in "General and administrative expenses," and approximately $2.1 million is included in "Cost of goods sold and occupancy costs." In fiscal year 2006, the Company recognized approximately $7.2 million in pre-tax credits for insurance proceeds and other adjustments related to previously estimated Hurricane Katrina losses, of which approximately $4.2 million is included in "Direct store expenses," approximately $0.9 million is included in "Cost of goods sold and occupancy costs," and approximately $2.1 million is included in "Investment and other income."

Liquidity and Capital Resources

        We generated cash flows from operating activities of approximately $398.6 million, $452.7 million and $410.8 million in fiscal years 2007, 2006 and 2005, respectively. Cash flows from operating activities resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital. Prior to the adoption of SFAS No. 123R at the beginning of fiscal year 2006, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. The Company's excess tax benefit received upon exercise of nonqualified team member stock options totaled approximately $12.8 million and $52.0 million in fiscal years 2007 and 2006, respectively.

        Net cash used in investing activities was approximately $895.0 million, $569.3 million and $322.2 million for fiscal years 2007, 2006 and 2005, respectively. For fiscal year 2007, net cash used in investing activities includes approximately $596.2 million paid for the purchase of Wild Oats. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal years 2007, 2006 and 2005 totaled approximately $529.7 million, $340.2 million and $324.1 million, respectively, of which approximately $389.3 million, $208.6 million and $207.8 million, respectively, was for new store development and approximately $140.3 million, $131.6 million and $116.3 million, respectively, was for remodels and other additions. The increase in capital expenditures on new stores in fiscal year 2007 was due to the Company's accelerated rate of new store opening in the year. The Company expects a comparable number of new store openings in fiscal year 2008 as in fiscal year 2007. For fiscal year 2008, the Company expects capital expenditures to be in the range of approximately $575 million to $625 million, of which approximately 65% to 70% is related to new stores expected to open in fiscal year 2008 and beyond and approximately 7% to 8% relates to remodels of acquired stores.

        The following table provides information about the Company's store development activities:

	Stores Opened During Fiscal Year 2006	Stores Opened During Fiscal Year 2007	Properties Tendered as of November 20, 2007	Total Leases Signed as of November 20, 2007

Number of stores (including relocations)	13	21	20	87
Number of relocations	2	5	4	22
Number of lease acquisitions, ground leases and owned properties	1	4	9	13
New markets	4	3	1	14
Average store size (gross square feet)	50,200	56,500	45,800	51,200
As a percentage of existing store average size	147%	167%	133%	148%
Total square footage	653,000	1,185,800	915,900	4,485,200
As a percentage of existing square footage	10%	13%	10%	48%
Average pre-opening expense per store	$2.0 million	$2.6 million
Average pre-opening rent per store	$0.7 million	$0.9 million
Average tender period, in months	7.8	8.8

        Average pre-opening expense per store and average pre-opening rent per store during fiscal year 2007 in the table above exclude the Kensington store opened in London during fiscal year 2007. The Company expects total pre-opening and relocation costs for fiscal year 2008 to range from approximately $80 million to $90 million. Approximately $40 million to $45 million of this total relates to stores expected to open in fiscal year 2008. These ranges are based on estimated tender dates which are subject to change. The Company expects average pre-opening and relocation expense for stores opening in fiscal year 2008 to be consistent with the average for stores that opened in fiscal year 2007, excluding the Kensington store in London. On an average weekly basis, the Company expects quarterly pre-opening and relocation expense to ramp up throughout each quarter of the year.

        Net cash provided by financing activities was approximately $494.1 million and $25.2 million in fiscal years 2007 and 2005, respectively. Net cash used by financing activities was approximately $189.7 million in fiscal year 2006. Net proceeds to the Company from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $54.4 million, $222.0 million and $85.8 million in fiscal years 2007, 2006 and 2005, respectively. The higher rate of stock option exercises in fiscal year 2006 resulted in part from the accelerated vesting of stock options on September 22, 2005.

        On August 28, 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan, which is secured by a pledge of substantially all of the stock of our subsidiaries, bears interest at our option of the alternative base rate or the LIBOR plus an applicable margin, 1% as of September 30, 2007, based on the Company's Moody's and S&P rating. At September 30, 2007, the applicable interest rate based on one-month LIBOR was 6.13%. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 30, 2007, we were in compliance with the applicable debt covenants. Subsequent to the end of fiscal year 2007, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 5.718%, inclusive of the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.

        On August 28, 2007, we also replaced our previous revolving credit facility with a new $250 million revolving line of credit that extends to 2012. The credit agreement contains an accordion feature under which the Company can increase the revolving credit facility to $350 million. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 30, 2007 and September 24, 2006, we were in compliance with the applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the alternative base rate or the LIBOR plus an applicable margin, 1% at September 30, 2007, based on the Company's Moody's and S&P rating. At September 30, 2007, the applicable interest rate based on the alternative base rate was 7.75%. Commitment fees of 0.2% at September 30, 2007 of the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 30, 2007, we had $17 million drawn under this agreement, which was paid off subsequent to year-end. No amounts were drawn under the previous agreement at September 24, 2006. The amount available to the Company under the agreement was effectively reduced to $145.1 million by outstanding letters of credit totaling approximately $87.9 million and current borrowings at September 30, 2007.

        We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $24.5 million and $8.3 million at September 30, 2007 and September 24, 2006, respectively. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $94.2 million was paid off during fiscal year 2007 and approximately $21.8 million, which included a related conversion premium totaling approximately $0.9 million, was paid off subsequent to year-end. The remaining Whole Foods Market debentures have an effective yield to maturity of 5% and a scheduled maturity date of March 2, 2018. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The debentures have a conversion rate of 21.28 shares of Company common stock per $1,000 principal amount at maturity, or approximately 97,000 shares and 311,000 shares at September 30, 2007 and September 24, 2006, respectively. Approximately $5.8 million and $5.0 million of the carrying amount of the debentures were voluntarily converted by holders to approximately 215,000 and 194,000 shares of Company common stock during fiscal years 2007 and 2006, respectively.

        The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2028. Capital leases totaling approximately $19.1 million were assumed with the acquisition of Wild Oats Markets.

        The Company expects interest expense, net of investment income, to range from approximately $35 million to $40 million in fiscal year 2008.

        The following table shows payments due by period on contractual obligations as of September 30, 2007 (in thousands):

		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	Total

Long-term debt obligations	$741,484	$24,484	$—	$717,000	$—
Capital lease obligations (including interest)	36,466	1,787	4,068	4,094	26,517
Operating lease obligations	6,029,447	212,711	573,317	620,475	4,622,944

        The table above includes approximately $21.8 million of convertible senior debentures assumed in the Wild Oats acquisition which were paid off subsequent to year-end. Although the timing of any potential redemption is uncertain, the above table reflects the assumption that the remaining Whole Foods Market convertible debentures, shown at accreted value as of September 30, 2007, will be redeemed at the option of the holder on March 2, 2008.

        We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

        Following is a summary of dividends declared in fiscal years 2007 and 2006 (in thousands, except per share amounts):

	Dividend per Share	Date of Record	Date of Payment	Total Amount
Date of Declaration

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,060	(1)
Fiscal year 2006:
November 9, 2005	$0.15	January 13, 2006	January 23, 2006	$20,918
November 9, 2005	2.00	January 13, 2006	January 23, 2006	277,904
March 6, 2006	0.15	April 14, 2006	April 24, 2006	21,004
June 13, 2006	0.15	July 14, 2006	July 24, 2006	21,186

(1)
Dividend accrued at September 30, 2007

        On November 20, 2007, the Company's Board of Directors approved an 11% increase in the Company's quarterly dividend to $0.20 per share payable January 22, 2008 to shareholders of record on January 11, 2008. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

        On November 8, 2005, the Company's Board of Directors approved a stock repurchase program of up to $200 million over four years. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at September 24, 2006 for a total of approximately $100 million. On November 6, 2006, the Company's Board of Directors approved a $100 million increase in the Company's stock repurchase program, bringing the total remaining authorization to $200 million. During the third quarter of fiscal year 2007, the Company repurchased approximately 2.5 million additional shares of Company common stock on the open market for a total of approximately $100 million. The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million. Subsequent to the end of fiscal year 2007, the Company retired all shares held in treasury at September 30, 2007. The Company's remaining authorization under the stock repurchase program at September 30, 2007 is approximately $100 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company's available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

        Our principal historical sources of liquidity have been cash generated by operations, available unrestricted cash and cash equivalents, short-term investments and amounts available under our revolving line of credit. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our revolving line of credit or other sources of capital will be available to us in the future. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company's needs and market conditions. Absent any significant cash acquisition or significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next twelve months will be funded by these sources.

Critical Accounting Policies

        The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual amounts may differ from these estimates. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

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

Insurance and Self-Insurance Liabilities

        The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Reserves for Closed Properties

        The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 17 years. The Company estimates subtenant income and future cash flows based on the Company's experience and knowledge of the market in which the closed property is located, the Company's previous efforts to dispose of similar assets and existing economic conditions.

        Capital lease properties that are closed are reduced to their estimated fair value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets' carrying value. The Company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

        Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Inventory Valuation

        We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out ("LIFO") method for approximately 81.7% and 93.9% of inventories in fiscal years 2007 and 2006, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $20.0 million and $13.2 million at September 30, 2007 and September 24, 2006, respectively. Costs for remaining inventories are determined by the first-in, first-out ("FIFO") method. Cost was determined using the retail method and the item cost method for inventories in fiscal years 2007 and 2006. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

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

Share-Based Payments

        The Company maintains several share-based incentive plans. We historically granted options to purchase common stock under our 1992 Stock Option Plans, as amended. At our annual shareholder's meeting, on March 5, 2007, our shareholders approved a new plan, the Whole Foods Market 2007 Stock Incentive Plan. Options are granted pursuant to this new plan. Under both plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The grant date is established once the Company's Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window.

        Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At our annual meeting, shareholders approved a new Team Member Stock Purchase Plan ("TMSPP") which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the "Safe Harbor" provisions of SFAS No. 123R, "Share-Based Payment" and therefore is non-compensatory. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

        Prior to the effective date of revised SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations for our stock option grants. APB No. 25 provides that the expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

        Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods were not restated. The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company's common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The related share-based payments expense is recognized on a straight-line basis over the vesting period. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based payments and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date.

        SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS No. 123 under the fair value method and expense these amounts in the income statement over the stock option's remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payments expense will not exceed 10%.

        Prior to the adoption of SFAS No. 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

        In November 2005, the FASB issued Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards" ("FSP FAS 123R-3"). The Company has elected to adopt the transition guidance for the additional paid-in-capital pool ("APIC pool") in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based payment awards that are outstanding upon adoption of SFAS No. 123R.

Recent Accounting Pronouncements

        In July 2006, the FASB issued Financial Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. FIN 48 becomes effective for the Company's first quarter of fiscal year 2008. Although the Company will continue to evaluate the application of FIN 48, the Company does not expect the cumulative impact of the adoption to have a material effect on our consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No.108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements." SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. SAB 108 was effective for the Company's fiscal year ending September 30, 2007 and had no impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for the Company's fiscal year ending September 27, 2009, with early adoption permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 applies to all entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company's fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

        In May 2007, the FASB issued Staff Position ("FSP") No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." The FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP No. FIN 48-1 should be applied upon the initial adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006. FSP No. FIN 48-1 becomes effective for the Company's first quarter of fiscal year 2008. Although the Company will continue to evaluate the application of FSP No. FIN 48-1, the adoption will not have a material impact on the Company's consolidated financial statements.

Disclaimer on Forward-Looking Statements

        Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the integration of acquired stores, the impact of competition and changes in government regulation. For a discussion of these and other risks and uncertainties that may affect our business, see "Item 1A. Risk Factors." The Company does not undertake any obligation to update forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to interest rate changes and changes in market values of our investments and long-term debt. We do not use financial instruments for trading or other speculative purposes. We are also exposed to foreign exchange fluctuations on our foreign subsidiaries.

Interest Rate Risk

        We seek to minimize the risks from interest rate fluctuations through ongoing evaluation of the composition of our investments and long-term debt. Our line of credit borrowings do not give rise to significant fair value risk because these borrowings have revolving maturities. At September 30, 2007, approximately $17 million was outstanding under our line of credit agreement. At September 24, 2006, the Company held interest-bearing instruments that were classified as cash and cash equivalents and short-term investments. These investments were of a short-term nature, and therefore changes in interest rates would not likely have had a material impact on the valuation of these instruments or interest income. We classified these investments as available-for-sale and, accordingly, recorded them at fair value on our balance sheet. At September 24, 2006, these investments totaled approximately $203.9 million and earned an average interest rate of approximately 3.8%. At September 24, 2006, an unrealized gain of approximately $0.1 million related to these investments was included as a component of shareholders' equity.

        During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of September 30, 2007, based on the Company's Moody's and S&P rating. Our term loans do not give rise to significant fair value risk because they are variable interest rate loans with revolving maturities which reflect market changes to interest rates. Subsequent to the end of fiscal year 2007, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 5.718%, inclusive of the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.

Interest Rate and Market Risk

        Our zero coupon subordinated convertible debentures have fixed interest rates, and the fair value of these instruments is affected by both changes in the market price of our stock and changes in market interest rates. During fiscal year 2007 and 2006 approximately $5.8 million and $5.0 million, respectively, of the carrying amount, of the debentures were converted, at the option of the holder, into Company common stock. The zero coupon subordinated convertible debentures have an effective yield to maturity of 5% and had an outstanding balance of approximately $2.7 million and $8.3 million at September 30, 2007 and September 24, 2006, respectively. At September 30, 2007 the interest rate and market risk associated with the convertible debentures is not material. At September 24, 2006 the estimated fair value of the convertible debentures exceeded the carrying amount by approximately $11.0 million. Should interest rates or the market value of our stock increase or decrease, the estimated fair value of the zero coupon subordinated debentures would decrease or increase accordingly.

Market Risk

        We regularly review the carrying value of our investments to identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary.

Foreign Currency Risk

        The Company is exposed to foreign currency exchange risk. We own and operate seven natural and organic foods supermarkets in Canada and six natural and organic foods supermarkets in the United Kingdom. Sales made from the Canadian and United Kingdom stores are made in exchange for Canadian dollars and Great Britain pounds, respectively. We do not hedge against this risk because of the small amounts of funds at risk.

Item 8. Financial Statements and Supplementary Data.

Whole Foods Market, Inc.
Index to Consolidated Financial Statements

Page Number

Report of Independent Registered Public Accounting Firm	52
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	53
Consolidated Balance Sheets at September 30, 2007 and September 24, 2006	54
Consolidated Statements of Operations for the fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005	55
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005	56
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005	57
Notes to Consolidated Financial Statements	58

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors
Whole Foods Market, Inc.

        We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. (the "Company") as of September 24, 2006 and September 30, 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 24, 2006 and September 30, 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whole Foods Market, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
November 27, 2007

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors
Whole Foods Market, Inc.

        We have audited Whole Foods Market, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whole Foods Market, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wild Oats Markets, Inc., which is included in the 2007 consolidated financial statements of Whole Foods Market, Inc. and constituted 9% and 2% of total and net assets, respectively, as of September 30, 2007 and 2% and 2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Whole Foods Market, Inc. also did not include an evaluation of the internal control over financial reporting of Wild Oats Markets, Inc.

        In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 24, 2006 and September 30, 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 30, 2007 of Whole Foods Market, Inc. and our report dated November 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
November 27, 2007

Whole Foods Market, Inc.
Consolidated Balance Sheets
(In thousands)
September 30, 2007 and September 24, 2006

Assets	2007	2006

Current assets:
Cash and cash equivalents	$—	$2,252
Short-term investments—available-for-sale securities	—	193,847
Restricted cash	2,310	60,065
Accounts receivable	105,209	82,137
Proceeds receivable for divestiture	165,054	—
Merchandise inventories	288,112	203,727
Prepaid expenses and other current assets	40,402	33,804
Deferred income taxes	66,899	48,149

Total current assets	667,986	623,981
Property and equipment, net of accumulated depreciation and amortization	1,666,559	1,236,133
Goodwill	668,850	113,494
Intangible assets, net of accumulated amortization	97,683	34,767
Deferred income taxes	104,877	29,412
Other assets	7,173	5,209

Total assets	$3,213,128	$2,042,996

Liabilities and Shareholders' Equity	2007	2006

Current liabilities:
Current installments of long-term debt and capital lease obligations	$24,781	$49
Accounts payable	225,728	121,857
Accrued payroll, bonus and other benefits due team members	181,290	153,014
Dividends payable	25,060	—
Other current liabilities	327,657	234,850

Total current liabilities	784,516	509,770
Long-term debt and capital lease obligations, less current installments	736,087	8,606
Deferred lease liabilities	152,552	120,421
Other long-term liabilities	81,169	56

Total liabilities	1,754,324	638,853

Shareholders' equity:
Common stock, no par value, 300,000 shares authorized; 143,787 and 142,198 shares issued, 139,240 and 139,607 shares outstanding in 2007 and 2006, respectively	1,232,845	1,147,872
Common stock in treasury, at cost	(199,961)	(99,964)
Accumulated other comprehensive income	15,722	6,975
Retained earnings	410,198	349,260

Total shareholders' equity	1,458,804	1,404,143

Commitments and contingencies

Total liabilities and shareholders' equity	$3,213,128	$2,042,996

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
Fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005

	2007	2006	2005

Sales	$6,591,773	$5,607,376	$4,701,289
Cost of goods sold and occupancy costs	4,295,170	3,647,734	3,052,184

Gross profit	2,296,603	1,959,642	1,649,105
Direct store expenses	1,711,229	1,421,968	1,223,473
General and administrative expenses	217,743	181,244	158,864
Pre-opening and relocation costs	70,180	37,421	37,035

Operating income	297,451	319,009	229,733
Interest expense	(4,208)	(32)	(2,223)
Investment and other income	11,324	20,736	9,623

Income before income taxes	304,567	339,713	237,133
Provision for income taxes	121,827	135,885	100,782

Net income	$182,740	$203,828	$136,351

Basic earnings per share	$1.30	$1.46	$1.05

Weighted average shares outstanding	140,088	139,328	130,090

Diluted earnings per share	$1.29	$1.41	$0.99

Weighted average shares outstanding, diluted basis	141,836	145,082	139,950

Dividends declared per share	$0.87	$2.45	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(In thousands)
Fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity

Balances at September 26, 2004	124,814	$535,107	$—	$2,053	$412,478	$949,638

Net income	—	—	—	—	136,351	136,351
Foreign currency translation adjustments	—	—	—	1,893	—	1,893
Reclassification adjustments for losses included in net income	—	—	—	1,063	—	1,063
Change in unrealized loss on investments, net of income taxes	—	—	—	(604)	—	(604)

Comprehensive income	—	—	—	2,352	136,351	138,703
Dividends ($0.47 per share)	—	—	—	—	(62,530)	(62,530)
Issuance of common stock pursuant to team member stock plans	5,042	110,293	—	—	—	110,293
Tax benefit related to exercise of team member stock options	—	62,643	—	—	—	62,643
Share-based payments expense	—	19,135	—	—	—	19,135
Conversion of subordinated debentures	6,052	147,794	—	—	—	147,794

Balances at September 25, 2005	135,908	874,972	—	4,405	486,299	1,365,676

Net income	—	—	—	—	203,828	203,828
Foreign currency translation adjustments	—	—	—	2,494	—	2,494
Change in unrealized gain on investments, net of income taxes	—	—	—	76	—	76

Comprehensive income	—	—	—	2,570	203,828	206,398
Dividends ($2.45 per share)	—	—	—	—	(340,867)	(340,867)
Issuance of common stock pursuant to team member stock plans	5,510	199,450	—	—	—	199,450
Purchase of treasury stock	(2,005)	—	(99,964)	—	—	(99,964)
Excess tax benefit related to exercise of team member stock options	—	59,096	—	—	—	59,096
Share-based payments expense	—	9,432	—	—	—	9,432
Conversion of subordinated debentures	194	4,922	—	—	—	4,922

Balances at September 24, 2006	139,607	1,147,872	(99,964)	6,975	349,260	1,404,143

Net income	—	—	—	—	182,740	182,740
Foreign currency translation adjustments	—	—	—	8,824	—	8,824
Change in unrealized loss on investments, net of income taxes	—	—	—	(77)	—	(77)

Comprehensive income	—	—	—	8,747	182,740	191,487
Dividends ($0.87 per share)	—	—	—	—	(121,802)	(121,802)
Issuance of common stock pursuant to team member stock plans	1,961	52,925	—	—	—	52,925
Purchase of treasury stock	(2,542)	—	(99,997)	—	—	(99,997)
Excess tax benefit related to exercise of team member stock options	—	13,187	—	—	—	13,187
Share-based payments expense	—	13,175	—	—	—	13,175
Conversion of subordinated debentures	214	5,686	—	—	—	5,686

Balances at September 30, 2007	139,240	$1,232,845	$(199,961)	$15,722	$410,198	$1,458,804

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
Fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005

	2007	2006	2005

Cash flows from operating activities
Net income	$182,740	$203,828	$136,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,390	156,223	133,759
Loss on disposal of fixed assets	5,654	6,291	15,886
Share-based payments expense	13,175	9,432	19,135
Deferred income tax benefit	(27,203)	(15,521)	(27,873)
Tax benefit related to exercise of team member stock options	—	—	62,643
Excess tax benefit related to exercise of team member stock options	(12,839)	(52,008)	—
Interest accretion	1,255	460	4,120
Deferred rent	27,681	26,607	16,080
Other	9,837	693	1,317
Net change in current assets and liabilities:
Accounts receivable	(5,179)	(17,720)	(2,027)
Merchandise inventories	(51,055)	(32,200)	(21,486)
Prepaid expenses and other current assets	1,345	(7,849)	(4,151)
Accounts payable	42,064	18,509	12,597
Accrued payroll, bonus and other benefits due team member	1,845	26,033	26,445
Other current liabilities	22,893	129,886	38,023

Net cash provided by operating activities	398,603	452,664	410,819

Cash flows from investing activities
Development costs of new store locations	(389,349)	(208,588)	(207,792)
Other property, plant and equipment expenditures	(140,333)	(131,614)	(116,318)
Proceeds from hurricane insurance	—	3,308	—
Acquisition of intangible assets	(25,160)	(16,332)	(1,500)
Change in notes receivable	—	—	13,500
Purchase of available-for-sale securities	(277,283)	(555,095)	—
Sale of available-for-sale securities	475,625	362,209	—
Decrease (increase) in restricted cash	57,755	(23,143)	(10,132)
Payment for purchase of acquired entities, net of cash acquired	(596,236)	—	—

Net cash used in investing activities	(894,981)	(569,255)	(322,242)

Cash flows from financing activities
Dividends paid	(96,742)	(358,075)	(54,683)
Issuance of common stock	54,383	222,030	85,816
Purchase of treasury stock	(99,997)	(99,964)	—
Excess tax benefit related to exercise of team member stock options	12,839	52,008	—
Proceeds from long-term borrowings	717,000	—	—
Payments on long-term debt and capital lease obligations	(93,357)	(5,680)	(5,933)

Net cash provided by (used in) financing activities	494,126	(189,681)	25,200

Net change in cash and cash equivalents	(2,252)	(306,272)	113,777
Cash and cash equivalents at beginning of year	2,252	308,524	194,747

Cash and cash equivalents at end of year	$—	$2,252	$308,524

Supplemental disclosures of cash flow information:
Interest paid	$4,561	$607	$1,063
Federal and state income taxes paid	$152,626	$70,220	$74,706
Non-cash transactions:
Increase in proceeds receivable for divestiture	$165,054	$—	$—
Conversion of convertible debentures into common stock, net of fees	$5,686	$4,922	$147,794

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements
Fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005

(1)   Description of Business

        Whole Foods Market, Inc. and its consolidated subsidiaries (collectively "Whole Foods Market," "Company," or "We") own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 27 years. We opened our first store in Texas in 1980 and, as of September 30, 2007 we have expanded our operations both by opening new stores and acquiring existing stores from third parties to 276 stores: 263 stores in 37 U.S. states and the District of Columbia; seven stores in Canada; and six stores in the United Kingdom.

        Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. ("Wild Oats"), a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. Wild Oats results of operations are included in our Consolidated Statements of Operations for the period beginning August 28, 2007 through September 30, 2007. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry's Farmers Market ("Henry's") in Southern California, Sun Harvest in Texas, and Capers Community Market ("Capers") in British Columbia. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities related to all 35 Henry's and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer. Subsequent to year-end, the Company received proceeds totaling approximately $165 million for the net assets of those stores, consisting primarily of fixed assets, inventories and operating leases. This sale was completed effective September 30, 2007. Of the remaining 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed nine stores, including one that will re-open after an extended renovation period, and relocated two stores to date, and currently intends to close an additional store, re-open the renovated location, and relocate an additional seven stores to existing Whole Foods Market sites in development.

(2)   Summary of Significant Accounting Policies

Definition of Fiscal Year

        We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2007 was a 53-week year and fiscal years 2006 and 2005 were 52-week years.

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

Restricted Cash

        Restricted cash primarily relates to cash held as collateral to support a portion of our projected workers' compensation obligations.

Inventories

        We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out ("LIFO") method for approximately 81.7% and 93.9% of inventories in fiscal years 2007 and 2006, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $20.0 million and $13.2 million at September 30, 2007 and September 24, 2006, respectively. Costs for remaining inventories are determined by the first-in, first-out ("FIFO") method.

        Cost was determined using the retail method and the item cost method for inventories in fiscal years 2007 and 2006. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

        Our largest supplier, United Natural Foods, Inc., accounted for approximately 24%, 22% and 22% of our total purchases in fiscal years 2007, 2006 and 2005, respectively.

Property and Equipment

        Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally three to 15 years) using the straight-line method. We provide amortization of leasehold improvements and real estate assets under capital lease on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company's option if exercise of the option is determined to be reasonably assured at the inception of the lease. We provide depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. The Company recognizes a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred. Repair and maintenance costs are expensed as incurred. Interest costs on significant projects constructed or developed for the Company's own use are capitalized as a separate component of the asset. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Operating Leases

        The Company leases stores, distribution centers, bakehouses and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company's option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space for construction and other purposes. We record tenant improvement allowances and rent holidays as deferred rent liabilities and amortize the deferred rent over the terms of the lease to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year.

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

Intangible Assets

        Intangible assets include acquired leasehold rights, trade names, brand names, liquor licenses, license agreements, non-competition agreements and debt issuance costs. Indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We amortize definite-lived intangible assets on a straight-line basis over the life of the related agreement, currently one to 48 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        We evaluate long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company commits to relocate a location, a charge to write down the related assets to their estimated net recoverable value is included in the "Pre-opening and relocation costs" line item in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade and other accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves and estimated worker's compensation claims are recorded at net present value to approximate fair value. Investments are stated at fair value with unrealized gains and losses included as a component of shareholders' equity until realized.

        The carrying amounts of our five-year term loan and outstanding amounts on our revolving line of credit approximate fair value because they have variable interest rates which reflect market changes to interest rates. The fair value of convertible subordinated debentures is estimated using quoted market prices. At September 30, 2007, the difference between the carrying value and the estimated fair value of our convertible debentures is not material. At September 24, 2006, the estimated fair value of the convertible debentures exceeded the carrying amount by approximately $11.0 million.

Insurance and Self-Insurance Reserves

        The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Reserves for Closed Properties

        The Company maintains reserves for estimated losses on retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 17 years. The Company estimates subtenant income and future cash flows based on the Company's experience and knowledge of the market in which the closed property is located, the Company's previous efforts to dispose of similar assets and existing economic conditions.

        The reserves for closed properties include management's estimates for lease subsidies, lease terminations and future payments on exited real estate. At September 30, 2007 and September 24, 2006 these reserves totaled approximately $97.0 million and $0.6 million, respectively. Additions during fiscal year 2007 include approximately $92.7 of closure reserves for Wild Oats Markets locations which were recorded in connection with the acquisition.

        Capital lease properties that are closed are reduced to their estimated fair value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets' carrying value. The Company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

        Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Revenue Recognition

        We recognize revenue for sales of our products at the point of sale. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold.

Cost of Goods Sold and Occupancy Costs

        Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, contribution from non-retail distribution and food preparation operations, shipping and handling costs and occupancy costs. The Company receives various rebates from third party vendors in the form of quantity discounts and payments under cooperative advertising agreements. Quantity discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold.

Advertising

        Advertising and marketing expense for fiscal years 2007, 2006 and 2005 was approximately $33.0 million, $24.0 million and $20.1 million, respectively. These amounts are shown net of vendor allowances received for cooperative advertising of approximately $1.2 million in fiscal years 2006 and 2005. Advertising costs are charged to expense as incurred and are included in the "Direct store expenses" line item in the Consolidated Statements of Operations.

Pre-opening and Relocation Costs

        Pre-opening costs include rent expense incurred during construction of new stores and costs related to new store openings including costs associated with hiring and training personnel, smallwares, supplies and other miscellaneous costs. Rent expense is generally incurred approximately nine months prior to a store's opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Pre-opening costs are expensed as incurred. Relocation costs, which consist of moving costs, remaining lease payments, accelerated depreciation costs, asset impairment costs, other costs associated with replaced facilities and other related expenses, are expensed as incurred.

Share-Based Payments

        The Company maintains several share-based incentive plans. We historically granted options to purchase common stock under our 1992 Stock Option Plans, as amended. At our annual shareholder's meeting, on March 5, 2007, our shareholders approved a new plan, the Whole Foods Market 2007 Stock Incentive Plan. Under both plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The grant date is established once the Company's Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window.

        Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At our 2006 annual meeting, shareholders approved a new Team Member Stock Purchase Plan ("TMSPP") which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the "Safe Harbor" provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" and therefore is non-compensatory. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

        Prior to the effective date of revised SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

        Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods were not restated. The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company's common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The related share-based payments expense is recognized on a straight-line basis over the vesting period. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based payments and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date.

        SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS No. 123 under the fair value method and expense these amounts in the income statement over the stock option's remaining vesting period. In the fourth quarter of fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payments expense will not exceed 10%.

        Prior to the adoption of SFAS No. 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

        In November 2005, the FASB issued Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards" ("FSP FAS 123R-3"). The Company has elected to adopt the transition guidance for the additional paid-in-capital pool ("APIC pool") in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based payment awards that are outstanding upon adoption of SFAS No. 123R.

Income Taxes

        We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. The Company believes that its tax positions are consistent with applicable tax, but certain positions may be challenged by taxing authorities. In evaluating liabilities associated with its various tax filing positions, the Company has accrued for probable liabilities in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies." The Company records these tax contingencies to address the potential exposures that can result from the diverse interpretations of tax statutes, rules and regulations. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the IRS and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

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

Comprehensive Income

        Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities, net of income taxes. Comprehensive income is reflected in the Consolidated Statements of Shareholders' Equity and Comprehensive Income. At September 30, 2007, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $15.7 million. At September 24, 2006, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $6.9 million and unrealized gains on marketable securities of approximately $0.1 million.

Foreign Currency Translation

        The Company's Canadian and United Kingdom operations use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Segment Information

        We operate in one reportable segment, natural and organic foods supermarkets. We currently have seven stores in Canada and six stores in the United Kingdom. All of our remaining operations are domestic.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual amounts could differ from those estimates.

Reclassifications

        Where appropriate, we have reclassified prior years' financial statements to conform to current year presentation.

Recent Accounting Pronouncements

        In July 2006, the FASB issued Financial Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. FIN 48 becomes effective for the Company's first quarter of fiscal year 2008. Although the Company will continue to evaluate the application of FIN 48, the Company does not expect the cumulative impact of the adoption to have a material effect on our consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No.108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements." SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. SAB 108 was effective for the Company's fiscal year ending September 30, 2007 and had no impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for the Company's fiscal year ending September 27, 2009, with early adoption permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 applies to all entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company's fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

        In May 2007, the FASB issued Staff Position ("FSP") No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP No. FIN 48-1 should be applied upon the initial adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006. FSP No. FIN 48-1 becomes effective for the Company's first quarter of fiscal year 2008. Although the Company will continue to evaluate the application of FSP No. FIN 48-1, the adoption will not have a material impact on the Company's consolidated financial statements.

(3)   Business Combination

        Effective August 28, 2007, the Company completed the acquisition of Wild Oats, a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats (nationwide), Henry's (in Southern California), Sun Harvest (in Texas) and Capers (in British Columbia). To fund the transaction, we entered into a five-year $700 million senior term loan agreement. We also signed a new five-year $250 million revolving credit agreement, which replaced our existing $200 million revolver. Wild Oats results of operations are included in our consolidated income statements for the period beginning August 28, 2007 through September 30, 2007. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry's and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. Regarding the other 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed nine stores, including one that will re-open after an extended renovation period, and relocated two stores to date, and currently intends to close an additional store, re-open the renovated location, and relocate an additional seven stores to existing Whole Foods Market sites in development.

        Whole Foods Market and Wild Oats have similar missions and core values, and the Company believes the synergies gained from this business combination will create long term value for our customers, vendors and shareholders as well as exciting opportunities for our new and existing team members by making us better positioned to compete in this rapidly changing food retailing environment. All of our 11 operating regions gained stores in the acquisition, with three of our smallest regions, the Florida, Rocky Mountain, and Pacific Northwest regions, gaining critical mass. The acquisition provided us with immediate entry into five new states: Arkansas, Indiana, Oklahoma, Tennessee and Utah, and 15 new markets: Bend, OR; Cincinnati, OH; Indianapolis, IN; Lexington, KY; Little Rock, AR; Melbourne, FL; Memphis, TN; Naples, FL; Nashville, TN; Reno, NV; Salt Lake City, UT; Tampa, FL; Tucson, AZ; Tulsa, OK; and Westport, CT.

        The purchase price of the acquired operations was comprised of (in thousands):

Cash payment to Wild Oats shareholders	$564,726
Direct costs of the acquisition	34,211

Total purchase price	$598,937

Direct Costs of the Acquisition

        Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation

        The acquisition was accounted for under the purchase method of accounting with Whole Foods Market treated as the acquiring entity in accordance with SFAS No. 141, "Business Combinations." Accordingly, the consideration paid by Whole Foods Market to complete the acquisition has been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing due to the timing of the closing of the acquisition late in the Company's fiscal year. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the allocation period as defined in SFAS No. 141. In connection with the acquisition, the Company recognized liabilities totaling approximately $8.4 million for estimated costs associated with plans to involuntarily terminate certain team members of Wild Oats and liabilities totaling approximately $100.7 million for estimated costs associated with plans to exit certain activities of Wild Oats, including estimated costs of closure of business activities in certain locations, that were included in the allocation of the acquisition cost. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

        The preliminary purchase price allocations as of the date of acquisition are as follows (in thousands):

Current assets	$52,094
Property and equipment	77,107
Goodwill	558,056
Intangible assets	40,607
Deferred income taxes	67,793
Other assets	339
Assets held for sale	172,256

Total assets acquired	968,252
Current liabilities	145,666
Long-term debt	134,126
Other liabilities	82,321
Liabilities held for sale	7,202

Total liabilities assumed	369,315

Net assets acquired	$598,937

        Estimated fair values of intangible assets acquired are as follows (in thousands):

	Estimated Fair Value	Weighted Average Useful Lives (Years)

Non-amortizing:
Liquor licenses	$1,165

Amortizing:
Trade and brand names	6,579	1
Favorable operating leases	32,863	16

Total amortizing	39,442	13

Total	$40,607

        Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of approximately one to 33 years.

        The Company assumed debt totaling approximately $148 million in the acquisition consisting primarily of convertible subordinated debentures and capital lease obligations. The estimated fair value of the debt assumed by the Company was approximately $134 million.

        The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $1.5 million. These leases have an estimated weighted average life of approximately 14 years and are included in other liabilities.

Henry's and Sun Harvest Divestiture

        In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry's and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. The proceeds receivable are included on the accompanying Consolidated Balance Sheets under the caption "Proceeds receivable for divestiture." The Company received proceeds totaling approximately $165 million on October 1, 2007. As part of purchase accounting for the Wild Oats acquisition, the Henry's and Sun Harvest net assets were adjusted to fair value and therefore no gain or loss was recognized related to this divestiture. The results of operations for the divested locations are not material and are therefore included in operating income on the accompanying Consolidated Statements of Operations.

        Summary Henry's and Sun Harvest results of operations for the period beginning August 28, 2007 and ending September 30, 2007 are as follows (in thousands):

Sales	$40,357
Cost of goods sold and occupancy costs	29,354

Gross profit	11,003
Operating expenses	8,304

Income before income taxes	$2,699

Transition Services Agreement

        In connection with the sale of the Henry's and Sun Harvest stores, Whole Foods Market entered into a transition services agreement with Smart & Final under which Whole Foods Market will continue to provide certain general and administrative services for the 35 stores for up to two years. The transition services agreement provides for payments to the Company calculated for each service area as a certain percentage of total monthly sales of the Henry's and Sun Harvest locations, initially totaling 1.75% of total monthly sales for all services provided under the agreement. The Company currently anticipates that the revenue associated with the agreement will be approximately equal to its incremental cost of providing the support.

Unaudited Pro Forma Financial Information

        The following pro forma financial information presents the combined historical results of the operations of Whole Foods Market and Wild Oats as if the Wild Oats acquisition and the sale of the Henry's and Sun Harvest stores had occurred at the beginning of fiscal years 2007 and 2006, respectively. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company's preliminary estimates of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition. These adjustments are subject to change as the initial estimates are refined over time.

        Due to differences in accounting calendars, the pro forma results of operations for the fiscal year ended September 30, 2007 combines the fifty-three weeks ended September 30, 2007 for Whole Foods Market with the fifty-two weeks ended September 30, 2007 for Wild Oats. The Wild Oats pro forma results of operations include approximately 47 weeks of Wild Oats results and approximately five weeks of actual results beginning August 25, 2007 which are included in Company's Consolidated Statements of Operations. The pro forma results of operations for the fiscal year ended September 24, 2006 combines the fifty-two weeks of Whole Foods Market's fiscal year ended September 24, 2006 with the fifty-two weeks of Wild Oats' fiscal year ended December 30, 2006. Pro forma results of operations are as follows (in thousands):

	2007	2006

Sales	$7,295,384	$6,417,076
Net income	142,788	168,198
Earnings per share:
Basic	$1.02	$1.21
Diluted	1.01	1.16
Weighted average shares outstanding:
Basic	140,088	139,328
Diluted	141,836	145,082

        This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and are not indicative of what Whole Foods Market's actual results of operations would have been had the acquisition and sale been completed on the dates indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that Whole Foods Market will experience.

(4)   Natural Disaster Costs

        The Company has two stores in the New Orleans area which were damaged by and closed due to Hurricane Katrina during the fourth quarter of fiscal year 2005, and accordingly the Company recorded expenses totaling approximately $16.5 million for related estimated net losses. The main components of the $16.5 million expense were estimated impaired assets totaling approximately $12.2 million, estimated inventory losses totaling approximately $2.5 million, salaries and relocation allowances for displaced Team Members and other costs totaling approximately $3.4 million, and a $1.0 million special donation from the Company to the American Red Cross, net of accrued estimated insurance proceeds totaling approximately $2.6 million. In fiscal year 2005, approximately $13.4 million of net natural disaster costs is included in "Direct store expenses" in the Consolidated Statements of Operations, approximately $1.0 million is included in "General and administrative expenses," and approximately $2.1 million is included in "Cost of goods sold and occupancy costs." In fiscal year 2006, the Company recognized approximately $7.2 million in pre-tax credits for insurance proceeds and other adjustments related to previously estimated Hurricane Katrina losses, of which approximately $4.2 million is included in "Direct store expenses," approximately $0.9 million is included in "Cost of goods sold and occupancy costs," and approximately $2.1 million is included in "Investment and other income."

(5)   Investments

        At September 24, 2006, we had cash equivalent investments totaling approximately $10.1 million and short-term available-for-sale securities, generally consisting of state and local government obligations totaling approximately $193.8 million. Gross unrealized gains on the securities totaled approximately $77,000 as of September 24, 2006.

        No cash equivalent investments or short-term available-for-sale securities were held as of September 30, 2007.

(6)   Property and Equipment

        Balances of major classes of property and equipment are as follows (in thousands):

	2007	2006

Land	$51,746	$39,993
Buildings and leasehold improvements	1,209,256	955,130
Capitalized real estate leases	24,874	—
Fixtures and equipment	1,022,719	779,050
Construction in progress and equipment not yet in service	174,755	168,105

	2,483,350	1,942,278
Less accumulated depreciation and amortization	(816,791)	(706,145)

	$1,666,559	$1,236,133

        Depreciation and amortization expense related to property and equipment totaled approximately $181.9 million, $152.4 million and $129.8 million for fiscal years 2007, 2006 and 2005, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $10.5 million and $13.1 million at September 30, 2007 and September 24, 2006, respectively. Property and equipment includes approximately $0.9 million, $0.9 million and $3.0 million of interest capitalized during fiscal years 2007, 2006 and 2005, respectively. Development costs of new store locations totaled approximately $389.3 million, $208.6 million and $207.8 million in fiscal years 2007, 2006 and 2005, respectively. The Company's acquisition of Wild Oats Markets during fiscal year 2007 included approximately $77.1 million of property, plant and equipment. As of November 20, 2007, we had signed leases for 87 stores under development.

(7)   Goodwill and Other Intangible Assets

        Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During fiscal year 2007, we acquired goodwill totaling approximately $555.4 million in connection with the acquisition of Wild Oats. During fiscal year 2006, we acquired goodwill totaling approximately $1.1 million, primarily related to the acquisition of one small store in Portland, Maine. We acquired indefinite-lived intangible assets totaling approximately $1.2 million and $50,000 during fiscal years 2007 and 2006, respectively, consisting primarily of liquor licenses. There was no impairment of goodwill or indefinite-lived intangible assets during fiscal years 2007, 2006, or 2005.

        Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $64.8 million and $15.7 million during fiscal years 2007 and 2006, respectively, consisting primarily of acquired leasehold rights. Of the definite-lived intangible assets acquired in fiscal year 2007, approximately $42.8 million were associated with the acquisition of Wild Oats. This transaction is discussed further in Note 3 to the consolidated financial statements, "Business Combinations." Amortization associated with intangible assets totaled approximately $2.7 million, $2.5 million, and $2.8 million during fiscal years 2007, 2006 and 2005, respectively.

        The components of intangible assets were as follows (in thousands):

	2007		2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Indefinite-lived contract-based	$1,943	$—	$774	$—
Definite-lived contract-based	110,239	(14,650)	45,579	(11,833)
Definite-lived marketing-related and other	1,941	(1,790)	2,242	(1,995)

	$114,123	$(16,440)	$48,595	$(13,828)

        Amortization associated with the net carrying amount of intangible assets is estimated to be approximately $13.8 million in fiscal year 2008, $7.1 million in fiscal year 2009, $6.9 million in fiscal year 2010, $6.9 million in fiscal year 2011 and $6.8 million in fiscal year 2012.

(8)   Long-Term Debt

        We have long-term debt and obligations under capital leases as follows (in thousands):

	2007	2006

Obligations under capital lease agreements, due in monthly installments through 2029	$19,384	$335
Convertible debentures, including accreted interest	24,484	8,320
Revolving line of credit	17,000	—
Senior unsecured notes	700,000	—

Total long-term debt	760,868	8,655
Less current installments	24,781	49

Long-term debt, less current installments	$736,087	$8,606

        On August 28, 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan, which is secured by a pledge of substantially all of the stock of our subsidiaries, bears interest at our option of the alternative base rate or the LIBOR plus an applicable margin, 1% as of September 30, 2007, based on the Company's Moody's and S&P rating. At September 30, 2007, the applicable interest rate based on one-month LIBOR was 6.13%. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 30, 2007, we were in compliance with the applicable debt covenants. Associated with the term loan, the Company also recorded approximately $3.4 million related to debt origination fees, which are being amortized on a straight-line basis over the life of the loan. Subsequent to the end of fiscal year 2007, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 5.718%, inclusive of the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.

        On August 28, 2007, we also replaced our previous revolving credit facility with a new $250 million revolving line of credit that extends to 2012. The credit agreement contains an accordion feature under which the Company can increase the revolving credit facility to $350 million. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 30, 2007 and September 24, 2006, we were in compliance with the applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the alternative base rate or the LIBOR plus an applicable margin, 1% at September 30, 2007, based on the Company's Moody's and S&P rating. At September 30, 2007, the applicable interest rate based on the alternative base rate was 7.75%. Commitment fees of 0.2% at September 30, 2007 of the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 30, 2007, we had $17 million drawn under this agreement, which was paid off subsequent to year-end. No amounts were drawn under the previous agreement at September 24, 2006. The amount available to the Company under the agreement was effectively reduced to $145.1 million by outstanding letters of credit totaling approximately $87.9 million and current borrowings at September 30, 2007.

        We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $24.5 million and $8.3 million at September 30, 2007 and September 24, 2006, respectively. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $94.2 million was paid off during fiscal year 2007 and approximately $21.8 million, which included a related conversion premium totaling approximately $0.9 million, was paid off subsequent to year-end. The remaining Whole Foods Market debentures have an effective yield to maturity of 5% and a scheduled maturity date of March 2, 2018. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures may be redeemed at the option of the holder on March 2, 2008 or March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The debentures have a conversion rate of 21.280 shares of Company common stock per $1,000 principal amount at maturity, or approximately 97,000 shares and 311,000 shares at September 30, 2007 and September 24, 2006, respectively. Approximately $5.8 million and $5.0 million of the carrying amount of the debentures were voluntarily converted by holders to shares of Company common stock during fiscal years 2007 and 2006, respectively.

        The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2028. Capital leases totaling approximately $19.1 million were assumed with the acquisition of Wild Oats Markets. Lease agreements are discussed further in Note 9 to the consolidated financial statements, "Leases."

(9)   Leases

        The Company is committed under certain capital leases for rental of equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2007 to 2043. Amortization of equipment under capital lease is included with depreciation expense.

        Rental expense charged to operations under operating leases for fiscal years 2007, 2006 and 2005 totaled approximately $201.0 million, $153.1 million and $124.8 million, respectively. Minimum rental commitments required by all noncancelable leases are approximately as follows (in thousands):

	Capital	Operating

2008	$1,787	$212,711
2009	2,029	269,386
2010	2,039	303,931
2011	2,049	311,785
2012	2,045	308,690
Future fiscal years	26,517	4,622,944

	36,466	$6,029,447

Less amounts representing interest	17,082

Net present value of capital lease obligations	19,384
Less current installments	297

Long-term capital lease obligations, less current installments	$19,087

        The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease.

        During fiscal years 2007, 2006 and 2005, we paid contingent rentals totaling approximately $9.9 million, $9.6 million and $7.6 million, respectively. At September 30, 2007, we recorded an asset retirement obligation associated with operating leases totaling approximately $825,000. No asset retirement obligations associated with operating leases were incurred during fiscal years 2006 and 2005. Sublease rental income totaled approximately $3.9 million, $1.6 million and $1.3 million during fiscal years 2007, 2006 and 2005, respectively. John Mackey and Glenda Chamberlain, executive officers of the Company, own approximately 51% and 2%, respectively, of BookPeople, Inc., a retailer of books and periodicals that is unaffiliated with the Company, which leases retail space in Austin, Texas from the Company. The lease provides for an aggregate annual minimum rent of approximately $0.4 million which the Company received in rental income in fiscal years 2007, 2006 and 2005.

(10) Income Taxes

        Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2007	2006	2005

Current federal income tax	$114,503	$120,774	$106,087
Current state income tax	34,138	30,632	22,568
Current foreign income tax	389	—	—

Total current tax	149,030	151,406	128,655

Deferred federal income tax	(17,014)	(13,350)	(22,462)
Deferred state income tax	(5,091)	(2,171)	(5,411)
Deferred foreign income tax	(5,098)	—	—

Total deferred tax	(27,203)	(15,521)	(27,873)

Total income tax expense	$121,827	$135,885	$100,782

        Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2007	2006	2005

Federal tax based on statutory rates	$106,599	$118,900	$82,997
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(626)	(31)	1,639
Tax exempt interest	(1,010)	(1,352)	—
Share-based compensation	669	(462)	3,310
Deductible state income taxes	(10,167)	(9,962)	(6,005)
Other, net	2,024	331	1,684

Total federal taxes	97,489	107,424	83,625
State income taxes	29,047	28,461	17,157
Foreign income taxes	(4,709)	—	—

Total income tax expense	$121,827	$135,885	$100,782

        Current income taxes payable as of September 30, 2007 and September 24, 2006 totaled approximately $26.5 million and $27.2 million, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2007	2006

Deferred tax assets:
Compensation-related costs	$58,457	$43,303
Insurance-related costs	27,665	16,889
Inventories	1,978	—
Lease and other termination accruals	39,861	18
Rent differential	42,935	41,717
Tax basis of fixed assets in excess of financial basis	4,587	—
Net domestic and international operating loss carryforwards	8,305	10,461
Capital loss carryforwards	2,810	2,810
International charitable contribution carryforwards	44	—

Gross deferred tax assets	186,642	115,198
Valuation allowance	(9,474)	(13,271)

	177,168	101,927

Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	—	(21,858)
Inventories	—	(313)
Capitalized costs expensed for tax purposes	(1,384)	(1,290)
Other	(4,008)	(905)

	(5,392)	(24,366)

Net deferred tax asset	$171,776	$77,561

        Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows (in thousands):

	2007	2006

Current assets	$66,899	$48,149
Noncurrent assets	104,877	29,412

Net deferred tax asset	$171,776	$77,561

        Approximately $68.0 million of the increase in the net deferred tax asset during fiscal year 2007 related to the recognition of deferred differences related to the acquisition of Wild Oats Markets as a purchase price adjustment.

        As of September 30, 2007, we had international operating loss carryforwards totaling approximately $24.7 million, of which approximately $6.1 million will begin to expire in fiscal year 2014 and approximately $18.6 million has an indefinite life. During fiscal year 2007, approximately $4.3 million of the valuation allowance related to international operating loss carryforwards was released due to improved earnings and the likelihood of using such assets in future periods. In addition, approximately $626,000 of the valuation allowance related to the utilization of certain operating loss carryforwards was released. The valuation allowance also increased by approximately $1.1 million related to the establishment of a valuation allowance on certain acquired state operating loss carryforwards. We have provided a valuation allowance of approximately $9.5 million for deferred tax assets associated with international operating loss carryforwards, state operating loss carryforwards, and capital loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

        At September 30, 2007, a provision was not made for any United States or additional foreign taxes on undistributed earnings related to certain foreign operations as those earnings are considered permanently reinvested. It is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax-efficient to do so.

(11) Shareholders' Equity

Dividends

        Following is a summary of dividends declared during fiscal year 2007 and 2006 (in thousands, except per share amounts):

Date of Declaration	Dividend per Share	Date of Record	Date of Payment	Total Amount

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,060	(1)
Fiscal year 2006:
November 9, 2005	$0.15	January 13, 2006	January 23, 2006	$20,918
November 9, 2005	2.00	January 13, 2006	January 23, 2006	277,904
March 6, 2006	0.15	April 14, 2006	April 24, 2006	21,004
June 13, 2006	0.15	July 14, 2006	July 24, 2006	21,186

(1)
Dividend accrued at September 30, 2007

        On November 20, 2007, the Company's Board of Directors approved an 11% increase in the Company's quarterly dividend to $0.20 per share payable January 22, 2008 to shareholders of record on January 11, 2008. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Treasury Stock

        On November 8, 2005, the Company's Board of Directors approved a stock repurchase program of up to $200 million over four years. During the fourth quarter of fiscal year 2006, the Company repurchased on the open market approximately 2.0 million shares of Company common stock that were held in treasury at September 24, 2006 for a total of approximately $100 million. On November 6, 2006, the Company's Board of Directors approved a $100 million increase in the Company's stock repurchase program, bringing the total remaining authorization to $200 million. During the third quarter of fiscal year 2007, the Company repurchased approximately 2.5 million additional shares of Company common stock on the open market for a total of approximately $100 million. The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million. Subsequent to the end of fiscal year 2007, the Company retired all shares held in treasury at September 30, 2007. The Company's remaining authorization under the stock repurchase program at September 30, 2007, is approximately $100 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company's available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

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

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	2007	2006	2005

Net income (numerator for basic earnings per share)	$182,740	$203,828	$136,351
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	98	283	2,539

Adjusted net income (numerator for diluted earnings per share)	$182,838	$204,111	$138,890

Weighted average common shares outstanding (denominator for basic earnings per share)	140,088	139,328	130,090
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	116	363	3,414
Assumed exercise of stock options	1,632	5,391	6,446

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	141,836	145,082	139,950

Basic earnings per share	$1.30	$1.46	$1.05

Diluted earnings per share	$1.29	$1.41	$0.99

        The computation of diluted earnings per share does not include options to purchase approximately 10.6 million, 4.3 million, and 158,000 shares of common stock at the end of fiscal years 2007, 2006 and 2005, respectively, due to their antidilutive effect.

(13) Share-Based Payments

        Share-based payments expense before income taxes recognized during fiscal years 2007, 2006 and 2005 totaled approximately $13.2 million, $9.4 million and $19.9 million, respectively. Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2007	2006	2005

Cost of goods sold and occupancy costs	$475	$264	$1,192
Direct store expenses	7,093	3,555	10,092
General and administrative expenses	5,607	5,613	8,612

Share-based payments expense before income taxes	13,175	9,432	19,896
Income tax benefit	(4,114)	(2,724)	(4,454)

Net share-based payments expense	$9,061	$6,708	$15,442

Stock Option Plan

        We historically granted options to purchase common stock under our 1992 Stock Option Plans, as amended. At our annual shareholder's meeting on March 5, 2007, our shareholders approved a new plan, the Whole Foods Market 2007 Stock Incentive Plan. The fiscal year 2007 options were granted pursuant to this new plan. Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company's previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. Under these plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date. Options granted in fiscal years 2007 and 2006 expire five years from the date of grant and options granted in fiscal year 2005 expire seven years from date of grant. Certain options granted during fiscal year 2005 were granted fully vested. The market value of the stock is determined as the closing stock price at the grant date. At September 30, 2007, September 24, 2006 and September 25, 2005 approximately 5.5 million, 6.5 million and 7.7 million shares of our common stock, respectively, were available for future stock option grants.

        The following table summarizes option activity (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding options at September 26, 2004	16,140	$25.69
Options granted	12,112	59.82
Options exercised	(4,996)	21.64
Options expired	(711)	37.33

Outstanding options at September 25, 2005	22,545	$44.58
Options granted	1,444	69.00
Options exercised	(5,466)	36.00
Options expired	(202)	56.57
Options forfeited	(46)	64.52

Outstanding options at September 24, 2006	18,275	$48.82
Options granted	1,704	39.77
Options exercised	(1,879)	26.30
Options expired	(704)	60.64
Options forfeited	(185)	58.70

Outstanding options at September 30, 2007	17,211	$49.80	3.99	$117,247

Vested/expected to vest at September 30, 2007	16,878	$49.82	3.98	$115,134

Exercisable options at September 30, 2007	14,407	$49.65	3.94	$101,377

        The weighted average fair values of options granted during fiscal years 2007, 2006 and 2005 were $9.76, $17.04 and $15.19, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $45.3 million during fiscal year 2007. Total gross unrecognized share-based payments expense related to nonvested stock options was approximately $27.5 million as of the end of fiscal year 2007, related to approximately 2.8 million shares. We anticipate this expense to be recognized over a weighted average period of approximately two years.

        A summary of options outstanding and exercisable at September 30, 2007 follows (share amounts in thousands):

Range of Exercise Prices			Options Outstanding		Options Exercisable
From	To	Number Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$11.44	$27.82	2,966	1.71	$22.31	2,966	$22.31
29.88	39.61	2,258	3.59	39.47	2,232	39.51
39.74	51.83	1,892	4.54	40.11	170	41.73
54.17	60.74	4,081	4.59	54.23	4,028	54.22
66.81	66.81	4,719	4.96	66.81	4,683	66.81
66.96	73.14	1.295	3.61	69.01	328	69.01

Total		17,211	3.99	$49.80	14,407	$49.65

        Share-based payments expense related to vesting stock options recognized during fiscal years 2007 and 2006 totaled approximately $8.1 million and $4.6 million, respectively.

        During fiscal year 2005, the Company accelerated the vesting of all outstanding stock options, except options held by the members of the executive team and certain options held by team members in the United Kingdom, in order to prevent past option grants from having an impact on future results. The Company recognized a share-based payments charge totaling approximately $17.4 million related to this acceleration, which was determined by measuring the intrinsic value on the date of the acceleration for all options that would have expired in the future unexercisable had the acceleration not occurred. The calculation of this charge required that management make estimates and assumptions concerning future team member turnover. During fiscal year 2007 and fiscal year 2006 the Company recognized an additional $4.4 million and $3.0 million share-based payments charge, respectively, related to this acceleration to adjust for actual experience. Additional adjustments in future periods may be necessary as actual results could differ from these estimates and assumptions.

        The Company also recognized share-based payments expense totaling approximately $0.3 million, $1.2 million and $2.5 million for modifications of terms of certain stock option grants and other compensation based on the intrinsic value of the Company's common stock during fiscal years 2007, 2006 and 2005, respectively.

        During fiscal year 2007, the Company issued 4,500 stock options to the Whole Planet Foundation. These options were granted at an option price equal to the market value of the stock at the grant date and are exercisable ratably over a four-year period beginning one year from grant date and have a five-year life. The total grant-date fair value of $61,000 was expensed in fiscal year 2007 as a charitable contribution.

        The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005

Expected dividend yield	1.80%	1.26%	0.84%
Risk-free interest rate	4.75%	5.04%	4.14%
Expected volatility	31.22%	29.40%	48.30%
Expected life, in years	3.29	3.22	2.10

        Risk-free interest rate is based on the US treasury yield curve on the date of the grant for the time period equal to the expected term of the grant for fiscal years 2007 and 2006 and the seven-year zero coupon treasury bill rate on the date of the grant for fiscal year 2005. Expected volatility is calculated using a ratio of implied volatility based on comparable Long-Term Equity Anticipation Securities ("LEAPS") and four-year historical volatility for fiscal years 2007 and 2006. The Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. In fiscal year 2005, expected volatility was calculated using the daily historical volatility over the last seven years. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five years for fiscal years 2007 and 2006. During fiscal year 2005, expected life was calculated in five salary tranches based on weighted average exercise-after-vesting information over the last seven years. Unvested options are included in the term calculation using the "mid-point scenario" which assumes that unvested options will be exercised half-way between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

        In addition to the above valuation assumptions, SFAS No. 123R requires the company to estimate an annual forfeiture rate for unvested options and true up fair value expense accordingly. The company monitors actual forfeiture experience and adjusts the rate from time to time as necessary.

        Prior to the effective date of SFAS No. 123R, the Company applied APB No. 25 and related interpretations for our stock option grants. APB No. 25 provides that the compensation expense relative to our team member stock options is measured based on the intrinsic value of the stock option at date of grant.

        Had we previously recognized share-based payments expense as prescribed by SFAS No. 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands, except per share amounts):

2005

Reported net income	$136,351
Share-based compensation expense, net of income taxes	15,309
Pro forma expense, net of income taxes	(179,616)

Pro forma net income (loss)	$(27,956)

Basic earnings per share:
Reported	$1.05
Share-based compensation expense	0.12
Pro forma adjustment	(1.38)

Pro forma basic earnings (loss) per share	$(0.21)

Diluted earnings per share:
Reported	$0.99
Share-based compensation expense	0.12
Pro forma adjustment	(1.31)

Pro forma diluted earnings (loss) per share	$(0.20)

        Pro forma disclosures for fiscal years 2007 and 2006 are not presented because the amounts are recognized in the Consolidated Statement of Operations.

Team Member Stock Purchase Plan

        Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At our annual shareholders' meeting, on March 5, 2007, shareholders approved a new TMSPP which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the "Safe Harbor" provisions of SFAS No. 123R and therefore is non-compensatory. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

        In fiscal years 2007 and 2006, we recognized approximately $0.3 million and $0.6 million, respectively, of share-based payments expense related to team member stock purchase plan discounts. We issued approximately 83,000, 51,000 and 40,000 shares under this plan in fiscal years 2007, 2006 and 2005, respectively. At September 30, 2007, September 24, 2006 and September 25, 2005 approximately 286,000, 369,000, and 420,000 shares of our common stock, respectively, were available for future issuance.

(14) Team Member 401(k) Plan

        Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 services hours in one year. In fiscal years 2007, 2006 and 2005, the Company made a matching contribution to the plan of approximately $2.3 million in cash.

(15) Quarterly Results (unaudited)

        The Company's first quarter consists of 16 weeks, and the second, third and fourth quarters consist of 12 weeks. Fiscal year 2007 is a 53-week year with thirteen weeks in the fourth quarter. 2006 is a 52-week year with twelve weeks in the fourth quarter. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

        The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 30, 2007 and September 24, 2006 (in thousands except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2007
Sales	$1,870,731	$1,463,210	$1,514,420	$1,743,412
Cost of goods sold and occupancy costs	1,229,972	948,738	976,130	1,140,330

Gross profit	640,759	514,472	538,290	603,082
Direct store expenses	482,797	379,295	394,713	454,424
General and administrative expenses	56,132	45,456	49,003	67,152
Pre-opening and relocation costs	16,284	15,634	14,995	23,267

Operating income	85,546	74,087	79,579	58,239
Interest expense	(7)	—	(24)	(4,177)
Investment and other income	4,052	2,562	2,223	2,487

Income before income taxes	89,591	76,649	81,778	56,549
Provision for income taxes	35,836	30,660	32,711	22,620

Net income	$53,755	$45,989	$49,067	$33,929

Basic earnings per share	$0.38	$0.33	$0.35	$0.24

Diluted earnings per share	$0.38	$0.32	$0.35	$0.24

Dividends declared per share	$0.33	$0.18	$0.18	$0.18

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2006
Sales	$1,666,953	$1,311,520	$1,337,886	$1,291,017
Cost of goods sold and occupancy costs	1,092,018	848,020	866,260	841,436

Gross profit	574,935	463,500	471,626	449,581
Direct store expenses	424,438	330,470	335,555	331,505
General and administrative expenses	50,889	43,421	43,955	42,979
Pre-opening and relocation costs	8,491	7,324	7,860	13,746

Operating income	91,117	82,285	84,256	61,351
Interest expense	(3)	—	(8)	(21)
Investment and other income	6,082	4,068	5,581	5,005

Income before income taxes	97,196	86,353	89,829	66,335
Provision for income taxes	38,878	34,542	35,931	26,534

Net income	$58,318	$51,811	$53,898	$39,801

Basic earnings per share	$0.42	$0.37	$0.38	$0.29

Diluted earnings per share	$0.40	$0.36	$0.37	$0.28

Dividends declared per share	$2.15	$0.15	$0.15	$—

        Operating results for the fourth quarter of fiscal year 2007 include Wild Oats for the period beginning August 28, 2007 through September 30, 2007.

(16) Commitments and Contingencies

        The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

        On July 17, 2007, the Company announced that the Company's Board of Directors had formed a Special Committee to perform an independent internal investigation regarding the online financial message board postings related to Whole Foods Market and Wild Oats Markets and retained the firm of Munger, Tolles & Olson LLP to advise it during its investigation. The result of the Company's internal investigation had no impact on the Company's consolidated financial statements for the year ended September 30, 2007. Additionally, the Company announced that it has been contacted by the staff of the SEC regarding an inquiry related to the same matter. The Company is fully cooperating with the SEC as they work through their inquiry. As of the date of this filing, the SEC's inquiry is not complete.

        The Company has entered into Retention Agreements with certain executive officers of the Company or its subsidiaries which provide for certain benefits upon an involuntary termination of employment, other than for cause, after a "Triggering Event." A Triggering Event includes a merger of the Company with and into an unaffiliated corporation if the Company is not the surviving corporation or the sale of all or substantially all of the Company's assets. The benefits to be received by the executive officer whose employment is terminated after a Triggering Event occurs include receipt of his or her annual salary through the one-year period following the date of the termination of employment and the immediate vesting of any outstanding stock options granted to such executive officer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wild Oats Markets, Inc. ("Wild Oats"), which is included in our 2007 consolidated financial statements. The Company completed the acquisition of Wild Oats on August 28, 2007. Wild Oats constituted 9% of Company total assets and 2% of Company net assets as of September 30, 2007. Wild Oats also constituted 2% of Company revenues and 2% of Company net income for the fiscal year ended September 30, 2007.

        Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of September 30, 2007.

        The Company's independent registered public accounting firm, Ernst & Young LLP, audited management's assessment of internal control over financial reporting and also independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report which is included in Part II, Item 8 of this Report on Form 10-K.

Item 9B. Other Information.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item about our Company's Executive Officers is included in Part I, "Item 1. Business" of this Report on Form 10-K under the caption "Executive Officers of the Registrant." All other information required by this item is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 10, 2008 to be filed with the Commission pursuant to Regulation 14A.

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

Item 11. Executive Compensation.

        The information required by this item is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item about our Company's securities authorized for issuance under equity compensation plans as of September 30, 2007 is included in Part I, "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Report on Form 10-K. All other information required by this item is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

        The information required by this item is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

        The information required by this item is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a)
  The following documents are filed as part of this report:
  (1)
  Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
  (2)
  Financial Statement Schedules: No schedules are required.
  (3)
  Exhibits are incorporated herein by reference or are filed with this report as indicated below

  (b)
  Exhibits

3.1	Restated Articles of Incorporation of the Registrant, as amended(5)
3.2	By-laws of the Registrant adopted May 23, 1995, as amended(4)
4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018(3)
10.1	Form of Retention Agreement between the executive officers of the Registrant and the Registrant(2)
10.2	Form of amendment to Retention Agreement(1)
10.3	1993 Team Member Stock Ownership Plan(1)
10.4	1993 Team Member Stock Purchase Plan(1)
10.5	1992 Stock Option Plan for Team Members, as amended(1)
10.6	1992 Stock Option Plan for Outside Directors(1)
10.7	2007 Stock Incentive Plan(7)
10.8	2007 Team Member Stock Purchase Plan(8)
10.9	Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)(6)
10.10	Agreement and Plan of Merger dated as of February 21, 2007, by and among Registrant and Wild Oats Markets, Inc.(9)
10.11	Term Loan Agreement dated August 28, 2007 by and among Registrant, Royal Bank of Canada; JP Morgan Chase Bank, N.A.; Wells Fargo Bank, N. A.; Wachovia Bank, N.A.; La Salle Bank Midwest, N.A.; RBC Capital Markets; and J.P. Morgan Securities Inc.(10)
10.12	Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JP Morgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets(10)
12.1	Computation of Ratio of Earnings to Fixed Charges(10)
21.1	Subsidiaries of the Registrant(10)
23.1	Consent of Ernst & Young LLP(10)
31.1	Certification by Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)(10)
31.2	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)(10)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350(10)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350(10)

(1)
Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)
Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(3)
Filed as an exhibit to Registrant's Form 8-K filed October 4, 2004 and incorporated herein by reference.
(4)
Filed as an exhibit to Registrant's Form 8-K filed March 22, 2005 and incorporated herein by reference.

(5)
Filed as an exhibit to Registrant's Form 10-Q for the period ended April 9, 2006 filed May 19, 2006 and incorporated herein by reference.
(6)
Filed as an exhibit to Registrant's Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(7)
Filed as Appendix B to Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(8)
Filed as Appendix C to Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(9)
Filed as an exhibit to Registrant's Form 8-K filed February 21, 2007 and incorporated herein by reference.
(10)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: November 29, 2007	By:	/s/ Glenda Chamberlain Glenda Chamberlain Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 29, 2007.

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