Form 10-Q
period 2008-01-20
WHOLE FOODS MARKET INC
filed 2008-02-29
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 20, 2008; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of January 20, 2008 was 139,510,961 shares.

Whole Foods Market, Inc.

Form 10-Q

Table of Contents

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited), January 20, 2008 and September 30, 2007	3

Consolidated Statements of Operations (unaudited), for the sixteen weeks ended January 20, 2008 and January 14, 2007	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the sixteen weeks ended January 20, 2008 and fiscal year ended September 30, 2007	5

Consolidated Statements of Cash Flows (unaudited), for the sixteen weeks ended January 20, 2008 and January 14, 2007	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 6. Exhibits	27

Signature	28

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

January 20, 2008 and September 30, 2007

(In thousands)

Assets	2008	2007
Current assets:
Cash and cash equivalents	$43,871	$—
Restricted cash	2,341	2,310
Accounts receivable	114,342	105,209
Proceeds receivable for divestiture	—	165,054
Merchandise inventories	315,103	288,112
Prepaid expenses and other current assets	47,321	40,402
Deferred income taxes	69,739	66,899
Total current assets	592,717	667,986
Property and equipment, net of accumulated depreciation and amortization	1,728,556	1,666,559
Goodwill	668,853	668,850
Intangible assets, net of accumulated amortization	94,481	97,683
Deferred income taxes	120,125	104,877
Other assets	6,944	7,173
Total assets	$3,211,676	$3,213,128

Liabilities and Shareholders’ Equity	2008	2007
Current liabilities:
Current installments of long-term debt and capital lease obligations	$2,962	$24,781
Accounts payable	198,383	225,728
Accrued payroll, bonus and other benefits due team members	202,088	181,290
Dividends payable	27,901	25,060
Other current liabilities	283,023	315,491
Total current liabilities	714,357	772,350
Long-term debt and capital lease obligations, less current installments	769,587	736,087
Deferred lease liabilities	170,914	152,552
Other long-term liabilities	95,002	93,335
Total liabilities	1,749,860	1,754,324
Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 139,512 and 143,787 shares issued, 139,511 and 139,240 shares outstanding in 2008 and 2007, respectively	1,043,367	1,232,845
Common stock in treasury, at cost	—	(199,961)
Accumulated other comprehensive income	(1,690)	15,722
Retained earnings	420,139	410,198
Total shareholders’ equity	1,461,816	1,458,804
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,211,676	$3,213,128

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 20,	January 14,
	2008	2007
Sales	$2,457,258	$1,870,731
Cost of goods sold and occupancy costs	1,630,706	1,229,972
Gross profit	826,552	640,759
Direct store expenses	644,375	482,797
General and administrative expenses	87,412	56,132
Pre-opening and relocation costs	20,151	16,284
Operating income	74,614	85,546
Interest expense	(11,581)	(7)
Investment and other income	2,754	4,052
Income before income taxes	65,787	89,591
Provision for income taxes	26,644	35,836
Net income	$39,143	$53,755

Basic earnings per share	$0.28	$0.38
Weighted average shares outstanding	139,377	140,267

Diluted earnings per share	$0.28	$0.38
Weighted average shares outstanding, diluted basis	140,610	142,918

Dividends per share	$0.20	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Sixteen weeks ended January 20, 2008 and fiscal year ended September 30, 2007

(In thousands)

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 24, 2006	139,607	$1,147,872	$(99,964)	$6,975	$349,260	$1,404,143
Net income	—	—	—	—	182,740	182,740
Foreign currency translation adjustments	—	—	—	8,824	—	8,824
Change in unrealized loss on investments, net of income taxes	—	—	—	(77)	—	(77)
Comprehensive income	—	—	—	8,747	182,740	191,487
Dividends ($0.87 per share)	—	—	—	—	(121,802)	(121,802)
Issuance of common stock pursuant to team member stock plans	1,961	52,925	—	—	—	52,925
Purchase of treasury stock	(2,542)	—	(99,997)	—	—	(99,997)
Excess tax benefit related to exercise of team member stock options	—	13,187	—	—	—	13,187
Share-based payments expense	—	13,175	—	—	—	13,175
Conversion of subordinated debentures	214	5,686	—	—	—	5,686
Balances at September 30, 2007	139,240	1,232,845	(199,961)	15,722	410,198	1,458,804
Net income	—	—	—	—	39,143	39,143
Foreign currency translation adjustments	—	—	—	(4,925)	—	(4,925)
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(12,487)	—	(12,487)
Comprehensive income	—	—	—	(17,412)	39,143	21,731
Dividends ($0.20 per share)	—	—	—	—	(27,914)	(27,914)
Issuance of common stock pursuant to team member stock plans	265	6,193	—	—	—	6,193
Retirement of treasury stock	—	(199,961)	199,961	—	—	—
Excess tax benefit related to exercise of team member stock options	—	1,106	—	—	—	1,106
Share-based payments expense	—	3,030	—	—	—	3,030
Cumulative effect of new accounting standard adoption (Note 8)	—	—	—	—	(1,288)	(1,288)
Other	6	154	—	—	—	154
Balances at January 20, 2008	139,511	$1,043,367	$—	$(1,690)	$420,139	$1,461,816

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 20,	January 14,
	2008	2007
Cash flows from operating activities:
Net income	$39,143	$53,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,482	52,731
Loss on disposition of fixed assets	642	1,030
Share-based payments expense	3,030	4,773
Deferred income tax benefit	(11,125)	(6,561)
Excess tax benefit related to exercise of team member stock options	(1,613)	(5,286)
Deferred lease liabilities	17,600	4,735
Other	(4,016)	506
Net change in current assets and liabilities:
Accounts receivable	(10,062)	4,457
Merchandise inventories	(29,623)	(37,216)
Prepaid expense and other current assets	(11,848)	(10,454)
Accounts payable	(27,653)	18,490
Accrued payroll, bonus and other benefits due team members	20,108	6,862
Other current liabilities	4,432	24,221
Net change in other long-term liabilities	6,740	386
Net cash provided by operating activities	70,237	112,429
Cash flows from investing activities:
Development costs of new store locations	(102,040)	(100,942)
Other property, plant and equipment expenditures	(59,641)	(52,083)
Proceeds from hurricane insurance	1,500	—
Acquisition of intangible assets	(874)	(6,246)
Purchase of available-for-sale securities	(194,316)	(145,268)
Sale of available-for-sale securities	194,316	234,777
Increase in restricted cash	(31)	(14,420)
Payment for purchase of acquired entities, net	(4,913)	—
Proceeds received from divestiture, net	165,142	—
Net cash used in investing activities	(857)	(84,182)
Cash flows from financing activities:
Dividends paid	(25,074)	(20,971)
Issuance of common stock	6,967	28,806
Excess tax benefit related to exercise of team member stock options	1,613	5,286
Proceeds from long-term borrowings	30,000	—
Payments on long-term debt and capital lease obligations	(39,015)	(35)
Net cash provided by (used in) financing activities	(25,509)	13,086

Net change in cash and cash equivalents	43,871	41,333
Cash and cash equivalents at beginning of period	—	2,252
Cash and cash equivalents at end of period	$43,871	$43,585

Supplemental disclosures of cash flow information:
Interest paid	$11,270	$124
Federal and state income taxes paid	$27,171	$22,294
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$154	$5,686

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

January 20, 2008

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal year 2008 is a fifty-two week and fiscal year 2007 was a fifty-three week fiscal year. We operate in one reportable segment, natural and organic food supermarkets. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

(2) Summary of Significant Accounting Policies

Derivative Instruments

The Company accounts for derivatives pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 133 and SFAS No. 138 require that all derivative financial instruments are recorded on the balance sheet at their respective fair value.

The Company currently utilizes an interest rate swap agreement to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

Income Taxes

On October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, as amended, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.  See Note 8 to the consolidated financial statements, “Income Taxes,” for further discussion of the impact of adopting FIN 48.

(3) Business Combination

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”), a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas and Capers Community Market in British Columbia. To fund the transaction, we entered into a five-year $700 million senior term loan agreement. We also signed a new five-year $250 million revolving credit agreement, which replaced our existing $200 million revolver. Wild Oats results of operations are included in our consolidated financial statements for the period beginning August 28, 2007 through January 20, 2008. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. Regarding the other 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed twelve stores, including one that will re-open after an extended renovation period, and currently intends to close an additional seven stores as existing Whole Foods Market sites in development open through fiscal year 2010.

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

The purchase price of the acquired operations was comprised of (in thousands):

Cash payment to Wild Oats shareholders	$564,726
Direct costs of the acquisition	35,606
Total purchase price	$600,332

Direct Costs of the Acquisition

Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation

The acquisition was accounted for under the purchase method of accounting with Whole Foods Market treated as the acquiring entity in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the consideration paid by Whole Foods Market to complete the acquisition has been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of store closure reserves, pre-acquisition legal contingencies and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, as revised (in thousands):

Revised
Preliminary
Purchase
Price
Allocation
Current assets	$52,669
Property and equipment	77,635
Goodwill	555,360
Intangible assets	40,607
Deferred income taxes	67,716
Other assets	339
Assets held for sale	172,344
Total assets acquired	966,670
Current liabilities	139,866
Long-term debt	134,127
Other liabilities	85,143
Liabilities held for sale	7,202
Total liabilities assumed	366,338
Net assets acquired	$600,332

During the first quarter of fiscal year 2008, no material adjustments were made to the preliminary purchase price allocation.

Estimated fair values of intangible assets acquired are as follows (in thousands):

		Weighted Average
	Estimated	Useful Lives
	Fair Value	(Years)
Non-amortizing:
Liquor licenses	$1,165
Amortizing:
Trade and brand names	6,579	1
Favorable operating leases	32,863	16
Total amortizing	39,442	13
Total	$40,607

Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of approximately one to 33 years.

In connection with the acquisition, the Company recognized liabilities totaling approximately $8.4 million for estimated costs associated with plans to involuntarily terminate certain team members of Wild Oats, contract termination fees and other legal reserves totaling approximately $8.0 million, and estimated costs to close certain store locations, as revised, totaling approximately $90.7 million. There were no adjustments to the team member termination liabilities or contract termination fees and other legal reserves during the first quarter of fiscal year 2008.  As of January 20, 2008,  team member termination liabilities and contract termination fee reserves were approximately $2.2 million and $6.3 million, respectively, as a result of payments made during the first quarter. We expect involuntary team member terminations and contract termination activities to be substantially completed by the end of fiscal year 2008. Store closure reserves are discussed further in Note 5 to the consolidated financial statements, “Reserves for Closed Properties.”

The Company assumed debt totaling approximately $148 million in the acquisition consisting primarily of convertible subordinated debentures and capital lease obligations. The estimated fair value of the debt assumed by the Company was approximately $134 million. Excluding capital lease obligations, all debt assumed as part of the Wild Oats acquisition was fully repaid as of January 20, 2008.  Debt is discussed further in Note 6 to the consolidated financial statements, “Long Term Debt.”

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $1.5 million. These leases have an estimated weighted average life of approximately 14 years and are included in other liabilities.

Henry’s and Sun Harvest Divestiture

In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. During the first quarter of fiscal year 2008, the Company received proceeds totaling approximately $165 million. As of September 30, 2007 the proceeds receivable are included on the accompanying Consolidated Balance Sheets under the caption “Proceeds receivable for divestiture.” As part of purchase accounting for the Wild Oats acquisition, the Henry’s and Sun Harvest net assets were adjusted to fair value and therefore no gain or loss was recognized related to this divestiture.

Transition Services Agreement

In connection with the sale of the Henry’s and Sun Harvest stores, Whole Foods Market entered into a transition services agreement (“TSA”) with Smart & Final under which Whole Foods Market has and will continue to provide certain general and administrative services for the 35 stores for up to two years. The TSA provides for payments to the Company calculated for each service area as a certain percentage of total monthly sales of the Henry’s and Sun Harvest locations, initially totaling 1.75% of total monthly sales for all services provided under the agreement. The Company anticipates that the revenue associated with the agreement will be approximately equal to its incremental cost of providing the support.  During the first quarter of fiscal year 2008, the Company earned approximately $1.9 million in TSA fees which are included on the accompanying Consolidated Statements of Operations under the caption “General and administrative expenses.”

Unaudited Pro Forma Financial Information

The following pro forma financial information presents the combined historical results of the operations of Whole Foods Market and Wild Oats as if the Wild Oats acquisition and the sale of the Henry’s and Sun Harvest stores had occurred at the beginning of fiscal year 2007. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company’s preliminary estimates of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition. These adjustments are subject to change as the initial estimates are refined over time.

Due to differences in accounting calendars, the pro forma results of operations for the first quarter of fiscal year 2007 combines the sixteen weeks ended January 14, 2007 for Whole Foods Market with the thirteen weeks ended December 30, 2006 for Wild Oats.  Pro forma results of operations are as follows (in thousands):

2007
Sales	$2,073,016
Net income	35,076
Earnings per share:
Basic	$0.25
Diluted	$0.25
Weighted average shares outstanding:
Basic	140,267
Diluted	142,918

This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and are not indicative of what Whole Foods Market’s actual results of operations would have been had the acquisition and sale been completed on the dates indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that Whole Foods Market will experience.

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on the first day of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. There were no impairments of goodwill or indefinite-lived intangible assets during the sixteen week period ended January 20, 2008.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $0.9 million and $6.2 million, consisting primarily of acquired leasehold rights, during the sixteen week periods ended January 20, 2008 and January 14, 2007, respectively.  During the first quarter of fiscal year 2007, we reclassified approximately $0.1 million of contract-based intangible assets to common stock as the result of bondholders voluntarily converting approximately 3% of our zero coupon convertible debentures. Amortization associated with intangible assets totaled approximately $4.1 million and $0.5 million for the sixteen weeks ended January 20, 2008 and January 14, 2007, respectively. The components of intangible assets were as follows (in thousands):

	January 20, 2008		September 30, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,943	$—	$1,943	$—
Definite-lived contract-based	111,132	(18,729)	110,239	(14,650)
Definite-lived marketing-related and other	1,941	(1,806)	1,941	(1,790)
	$115,016	$(20,535)	$114,123	$(16,440)

Amortization associated with the net carrying amount of intangible assets at January 20, 2008 is estimated to be $9.3 million for the remainder of fiscal year 2008, $7.1 million in fiscal year 2009, $7.1 million in fiscal year 2010, $6.9 million in fiscal year 2011, $6.8 million in fiscal year 2012 and $5.8 million in fiscal year 2013.

(5) Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 17 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers. Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Following is a summary of store closure reserves during the sixteen week periods ended January 20, 2008 and January 14, 2007 (in thousands):

	2008	2007
Beginning balance	$96,967	$39
Additions	2,074	7
Usage	(7,176)	(11)
Adjustments	(2,111)	—
Ending Balance	$89,754	$35

The beginning balance of fiscal year 2008 includes approximately $92.7 of stores closure reserves for Wild Oats locations that were recorded in connection with the acquisition during the fourth quarter of fiscal year 2007. During the first quarter of fiscal year 2008, the Wild Oats store closure reserves were adjusted by approximately $2.0 million, as part of the revised preliminary purchase price allocation.

(6) Long-Term Debt

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of January 20, 2008, based on the Company’s Moody’s and S&P rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates.

As of January 20, 2008 and September 30, 2007, the Company had $30 million and $17 million, respectively, drawn under its $250 million revolving credit facility. The credit agreement contains an accordion feature under which the Company can increase the revolving credit facility to $350 million. The amount available to the Company under the agreement was effectively reduced to $134.1 million by outstanding letters of credit totaling approximately $85.9 million and amounts drawn at January 20, 2008. At January 20, 2008 and September 30, 2007, we were in compliance with all applicable debt covenants.  Subsequent to the end of the first quarter of fiscal year 2008, the Company made additional draws on the line and currently has $59.0 million outstanding and approximately $105.1 million available on its revolving credit facility.

During the first quarter of fiscal years 2008 and 2007, approximately 250 and 10,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 6,000 and 215,000 shares, respectively, of Company common stock. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $21.8 million were outstanding at September 30, 2007 and were repaid during the first quarter of fiscal year 2008. The zero coupon convertible subordinated debentures had a carrying amount of approximately $2.6 million and $24.5 million at January 20, 2008 and September 30, 2007, respectively.

(7) Derivative Instruments

During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage exposure to interest rate fluctuations.

The Company had accumulated net derivative losses of approximately $12.5 million, net of taxes, in other comprehensive income as of January 20, 2008, related to this cash flow hedge. During the sixteen week period ended January 20, 2008, the Company recognized approximately $0.1 million of additional interest expense related to the ineffectiveness of this cash flow hedge due to a difference in the reset dates of the underlying interest rate between the original loan and swap agreement.

(8) Income Taxes

On October 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with SFAS No. 109. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.

The cumulative effect of applying FIN 48 has been recorded as a decrease of approximately $1.3 million to the Company’s fiscal 2008 opening retained earnings. The Company also recorded an increase of approximately $7.2 million to income tax assets, and increase to income taxes payable of approximately $8.4 million.  As of the date of adoption the Company’s gross unrecognized tax benefits totaled approximately $20.6 million of which approximately $15.8 million, if recognized, would affect the effective tax rate.

The company and its subsidiaries are subject to income tax in the U.S. federal jurisdiction, multiple state and local jurisdictions, Canada and the United Kingdom.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2003.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The total amount of interest and penalties accrued as of October 1, 2007 is approximately $3.6 million, which is included as a component of the $20.6 million gross unrecognized tax benefit noted above.  To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We are currently under audit by various tax authorities.  However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the quarter ended January 20, 2008.

(9) Shareholders’ Equity

Dividends

Following is a summary of dividends declared during the sixteen weeks ended January 20, 2008 and fiscal year 2007 (in thousands, except per share amounts):

Date of	Dividend	Date of	Date of	Total
Declaration	per Share	Record	Payment	Amount
Fiscal year 2008:
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901	(1)

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,071

(1)       Dividend accrued at January 20, 2008

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

Treasury Stock

The Company’s Board of Directors has approved a stock repurchase program of up to $300 million through November 8, 2009. At September 30, 2007, the Company held in treasury approximately 4.5 million shares of common stock.  The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million.

During the first quarter of fiscal year 2008, the Company retired all shares held in treasury.  The Company’s remaining authorization under the stock repurchase program at January 20, 2008, is approximately $100 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

(10) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized losses on marketable securities, unrealized losses on cash flow hedge instruments, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 20,	January 14,
	2008	2007
Net income	$39,143	$53,755
Foreign currency translation adjustment, net	(4,925)	(1,501)
Unrealized losses on investments, net	—	(61)
Unrealized losses on cash flow hedge instruments, net	(12,487)	—
Comprehensive income	$21,731	$52,193

At January 20, 2008, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of  approximately $10.8 million and unrealized losses on cash flow hedge instruments of approximately $12.5 million, net of approximately $8.4 million of income tax expense.

(11) Earnings per Share

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

	Sixteen weeks ended
	January 20,	January 14,
	2008	2007
Net income (numerator for basic earnings per share)	$39,143	$53,755
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	24	40
Adjusted net income (numerator for diluted earnings per share)	$39,167	$53,795
Weighted average common shares outstanding (denominator for basic earnings per share)	139,377	140,267
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	92	160
Assumed exercise of stock options	1,141	2,491
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	140,610	142,918
Basic earnings per share	$0.28	$0.38
Diluted earnings per share	$0.28	$0.38

The computations of diluted earnings per share for sixteen week periods ended January 20, 2008 and January 14, 2007 does not include options to purchase approximately 10.0 million shares and 10.9 million shares of common stock, respectively, due to their antidilutive effect.

(12) Share-Based Payments

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2007 Stock Incentive Plan.  Under this plan, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The market value of the stock is determined as the closing stock price at the grant date.  At January 20, 2008 and September 30, 2007 there were approximately 5.7 million and 5.5 million shares, respectively, of our common stock available for future stock option grants.

Total unrecognized share-based payments expense related to nonvested stock options was approximately $24.4 million as of the end of the first quarter of fiscal year 2008, related to approximately 2.4 million shares with a per share weighted average fair value of $10. We anticipate this expense to be recognized over a weighted average period of approximately 1.6 years.

Share-based payments expense recognized during the sixteen week periods ended January 20, 2008 and January 14, 2007 totaled approximately $3.0 million and $4.8 million, respectively, and consisted of stock option expense of approximately $3.0 million and $4.7 million, respectively. Team member stock purchase plan discounts totaled approximately $0.1 million in fiscal year 2007. Also included in total share-based payments expense for the first quarter of fiscal year 2007 is a $2.4 million charge related to the acceleration of stock options in September 2005, to adjust for actual experience.  Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 20,	January 14,
	2008	2007
Cost of goods sold and occupancy costs	$64	$193
Direct store expenses	1,671	2,571
General and administrative expenses	1,295	2,009
Share-based payments expense before income taxes	3,030	4,773
Income tax benefit	1,161	1,332
Net share-based payments expense	$1,869	$3,441

(13) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, as amended. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is amended by Financial Statement Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes from the scope of this provision arrangements accounted for under SFAS No. 13, “Accounting for Leases.” The provisions of SFAS No. 157, as amended by FSP No. 157-2 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. SFAS No. 157 is effective for the Company’s first quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 applies to all entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company’s fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired.  The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  SFAS No. 141R is effective for the Company’s fiscal year ending September 26, 2010.  We will evaluate the impact, if any, that the adoption of SFAS No. 141R could have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. and its consolidated subsidiaries own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of January 20, 2008, we operated 270 stores organized into 11 geographic operating regions: 258 stores in 37 U.S. states and the District of Columbia; six stores in Canada; and six stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”), a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas, and Capers Community Market in British Columbia. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center. This sale was completed effective September 30, 2007 and the Company received proceeds totaling approximately $165 million during the first quarter of fiscal year 2008. The Company closed 12 Wild Oats stores during the first quarter of fiscal year 2008, including one that will re-open in May after a major renovation, ending the quarter with 62 Wild Oats stores. The Company is making investments to raise the Wild Oats stores up to our high standards, including investments in repairs and maintenance of the stores, lower prices, an expanded perishables offering, and increased labor. Wild Oats results of operations are included in our Consolidated Statements of Operations for the sixteen weeks ended January 20, 2008. Wild Oats results of operations are not included in our Consolidated Statements of Operations for the first quarter of fiscal year 2007.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within 12 to 24 months after entering the store development pipeline. New stores generally become profitable during their first year of operation; although some new stores may incur operating losses for the first several years of operation.

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal year 2008 is a fifty-two week year and fiscal year 2007 was a fifty-three week year.

Executive Summary

Effective August 28, 2007, the Company completed the acquisition of Wild Oats, a leading natural and organic foods retailer in North America. The Company ended the first quarter of fiscal year 2008 with 62 Wild Oats stores. During the first quarter of fiscal year 2008, the Company received approximately $165.1 million in proceeds from the sale of the Henry’s and Sun Harvest stores.

Sales for the first quarter of fiscal year 2008 increased approximately 31% to approximately $2.5 billion over approximately $1.9 billion in the first fiscal quarter of the prior year. Perishable product sales accounted for approximately 66% of our total retail sales during the first quarter of fiscal year 2008.  Sales at Wild Oats stores were $238.8 million in the first quarter, or 9.7% of total sales, including sales for the 62 continuing stores totaling $227.9 million. Comparable store sales growth was 9.3%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired.  Sales in identical stores increased approximately 7.1% for the sixteen weeks ended January 20, 2008 over the same period of the prior fiscal year. Identical store sales exclude relocated stores and major store expansions from the comparable calculation to reduce the impact of square footage growth on the comparison.

Net income for the first quarter totaled approximately $39.1 million and diluted earnings per share was $0.28.

Our capital expenditures for the quarter totaled approximately $161.7 million, of which approximately $102.0 million was for new store development and approximately $59.7 million was for remodels and other additions, including approximately $6.5 million related to Wild Oats locations. During the first quarter, we opened six new stores in Chandler, AZ; Napa, CA; Pasadena, CA; Cranston, RI; Nashville, TN; and Sugar Land, TX. The Company also closed 12 acquired stores, one of which will re-open in May after a major renovation, ending the quarter with 270 stores totaling approximately 9.4 million square feet.

At the end of the first quarter of fiscal year 2008, the Company had total debt of approximately $773 million, including approximately $30 million in borrowings on the Company’s revolving line of credit.

On November 20, 2007, the Company’s Board of Directors approved an 11% increase in the Company’s quarterly dividend to $0.20 per share, totaling approximately $27.9 million that was paid subsequent to the end of the first quarter on January 22, 2008 to shareholders of record on January 11, 2008.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 20,	January 14,
	2008	2007
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	66.4	65.7
Gross profit	33.6	34.3
Direct store expenses	26.2	25.8
General and administrative expenses	3.6	3.0
Pre-opening and relocation costs	0.8	0.9
Operating income	3.0	4.6
Interest expense	(0.5)	—
Investment and other income	0.1	0.2
Income before income taxes	2.7	4.8
Provision for income taxes	1.1	1.9
Net income	1.6%	2.9%

Figures may not add due to rounding.

Sales increased approximately 31.4% for the sixteen weeks ended January 20, 2008 over the same period of the prior fiscal year. Perishable product sales accounted for approximately 66% of our total retail sales during the first quarter of fiscal year 2008.  Sales at Wild Oats stores were $238.8 million in the first quarter, or 9.7% of total sales, including sales for the 62 continuing stores totaling $227.9 million. Comparable store sales increased approximately 9.3% for the sixteen weeks ended January 20, 2008. Acquired stores will enter the comparable store sales base in the fifty-third full week following the date of the merger. Identical store sales, which exclude five relocated stores and three major expansions, increased 7.1% for the quarter. The Company believes the continued integration of the acquired Wild Oats stores into our operations and new store openings will drive strong sales growth and comparable store sales growth in future periods. For fiscal year 2008, on a 52-week to 52-week basis, the Company expects sales growth of 25% to 30% and comparable store sales growth of 7.5% to 9.5%.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 20, 2008 was approximately 33.6% compared to approximately 34.3% for the same period of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation. Due to seasonality, the Company’s gross profit margin is typically lower in the first quarter than the remaining three quarters of the fiscal year. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales were approximately 26.2% for the sixteen weeks ended January 20, 2008 compared to approximately 25.8% for the same period of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new and acquired stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. The Company does not expect to leverage direct store expenses in fiscal year 2008 due to a higher percentage of sales from new and acquired stores, which have a lower contribution than existing stores, anticipated investments in labor and benefits at the acquired stores and continued, though more moderate, increases in health care costs as a percentage of sales.

General and administrative expenses as a percentage of sales increased to approximately 3.6% for the sixteen weeks ended January 20, 2008 compared to approximately 3.0% for the same period of the prior fiscal year due to expenses associated with the Wild Oats home office and amortization of acquired intangibles totaling approximately $11.8 million, and increased legal and professional fees of approximately $4.9 million.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, which include costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six to 12 months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Store closure costs, including approximately $2.4 million during the first quarter of fiscal year 2008 related to interest accretion of store close reserves, are also included in relocation costs. Pre-opening and relocation costs as a percentage of sales were approximately 0.8% for the sixteen weeks ended January 20, 2008 compared to approximately 0.9% for the same period of the prior fiscal year. The numbers of stores opened and relocated were as follows:

	Sixteen weeks ended
	January 20,	January 14,
	2008	2007
New stores	6	3
Relocated stores	—	1

Interest expense for the sixteen weeks ended January 20, 2008 increased to approximately $11.6 million compared to approximately $7,000 for the same period of the prior fiscal year due primarily to interest expense related to the $700 million term loan to finance the acquisition of Wild Oats Markets.

Investment and other income for the sixteen weeks ended January 20, 2008 totaled approximately $2.8 million compared to approximately $4.1 million for the same period of the prior fiscal year due primarily to lower interest income earned based on lower average short-term investment balances.

Share-based payments expense recognized during the sixteen week periods ended January 20, 2008 and January 14, 2007 totaled approximately $3.0 million and $4.8 million, respectively. Included in total share-based payments expense for the first quarter of fiscal year 2007 is a $2.4 million charge related to the acceleration of stock options in September 2005 to adjust for actual experience. Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 20,	January 14,
	2008	2007
Cost of goods sold and occupancy costs	$64	$193
Direct store expenses	1,671	2,571
General and administrative expenses	1,295	2,009
Share-based payments expense before income taxes	3,030	4,773
Income tax benefit	1,161	1,332
Net share-based payments expense	$1,869	$3,441

The Company expects share-based payments expense of approximately $2 million to $3 million in the second quarter and $4 million to $5 million per quarter in the second half of the year following the Company’s annual grant date early in the third quarter, when the majority of options are granted.

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

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities totaling approximately $70.2 million during the sixteen weeks ended January 20, 2008 compared to approximately $112.4 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities was approximately $0.9 million for the sixteen weeks ended January 20, 2008 compared to approximately $84.2 million for the same period of the prior fiscal year. During the sixteen weeks ended January 20, 2008 the Company received proceeds totaling approximately $165.1 million from the sale of certain assets and liabilities related to the 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA acquired in the purchase of Wild Oats Markets. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 20, 2008 totaled approximately $161.7 million, of which approximately $102.0 million was for new store development and approximately $59.7 million was for remodels and other additions including approximately $6.5 million related to Wild Oats locations. Capital expenditures for the sixteen weeks ended January 14, 2007 totaled approximately $153.0 million, of which approximately $100.9 million was for new store development and approximately $52.1 million was for remodels and other additions. The Company expects total capital expenditures for fiscal year 2008 to be in range of $575 million to $625 million. Of this amount, approximately 65% to 70% is expected to relate to new stores opening in fiscal year 2008 and beyond, and approximately 7% to 8% is expected to relate to remodels of acquired Wild Oats stores. The Company has no reason to believe that the working capital requirements of the Wild Oats stores will significantly differ from those of the Company’s stores existing prior to the closing of the acquisition.

The following table provides additional information about the Company’s store openings in fiscal year 2007 and fiscal year-to-date through February 19, 2008, leases currently tendered but not opened, and total leases signed for stores scheduled to open through fiscal year 2011:

	Stores		Stores	Leases	Total Leases
	Opened		Opened	Tendered	Signed
	During		Through	as of	as of
	Fiscal Year		February 19,	February 19,	February 19,
	2007		2008	2008	2008(1)
Number of stores (including relocations)	21		6	26	89
Number of relocations	5		—	6	22
Number of lease acquisitions, ground leases, and acquired properties	4		3	8	12
New markets	3		—	4	15
Average store size (gross square feet)	56,500		55,900	46,000	51,500
As a percentage of existing store average size	167%		161%	133%	149%
Total square footage	1,185,800		335,600	1,197,200	4,625,900
As a percentage of existing square footage	13%		4%	13%	49%
Average tender period, in months	8.8		10.3
Average pre-opening expense per store (incl. rent)	$2.6 million	(2)
Average pre-opening rent per store	$0.9 million	(2)
Average development cost (excl. pre-opening)	$15.1 million	(2)
Average development cost per square foot	$278	(2)

(1) Includes leases tendered

(2) Pre-opening and development costs exclude Kensington in London, England.  Development costs include estimated costs for projects not yet final; excluding owned properties and lease acquisitions, the average development cost for stores that opened in fiscal year 2007 was $14.4 million, or $261 per square foot, compared to $13.0 million, or $258 per square foot, for stores that opened in fiscal year 2006.

The Company expects total pre-opening and relocation costs for fiscal year 2008 to be in the range of $80 million to $90 million. Approximately $40 million to $45 million of the estimated total relates to stores expected to open in fiscal year 2008. These ranges are based on estimated tender dates which are subject to change. The Company expects average pre-opening expense for stores opening in fiscal year 2008 to be in line with the average for stores opened in fiscal year 2007, excluding the Kensington store in London.

Net cash used in financing activities was approximately $25.5 million for the sixteen weeks ended January 20, 2008 compared to approximately $13.1 million provided by financing activities for the same period of the prior fiscal year. Proceeds from long-term borrowings during the sixteen weeks ended January 20, 2008 totaled $30.0 million. Payments on long-term debt and capital lease obligations totaled approximately $39.0 million for the sixteen weeks ended January 20, 2008. Net proceeds to the Company from the exercise of team members’ stock options for the sixteen weeks ended January 20, 2008 totaled approximately $7.0 million compared to approximately $28.8 million for the same period of the prior fiscal year.

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of January 20, 2008, based on the Company’s Moody’s and S&P rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations. During the sixteen week period ended January 20, 2008, the Company recognized approximately $0.1 million of additional interest expense related to the ineffectiveness of this cash flow hedge.  The Company plans to modify the terms of the swap agreements to make this cash flow hedge perfectly effective during the second quarter of fiscal year 2008.

The Company has a $250 million revolving credit facility that extends to 2012. The credit agreement contains an accordion feature under which the Company can increase the revolving credit facility to $350 million, which we expect to execute during the second quarter of fiscal year 2008. As of January 20, 2008 and September 30, 2007, the Company had $30 million and $17 million, respectively, drawn under the revolving facility. The amount available to the Company under the agreement was effectively reduced to $134 million by outstanding letters of credit totaling approximately $86 million and amounts drawn at January 20, 2008. At January 20, 2008 and September 30, 2007, we were in compliance with all applicable debt covenants. Subsequent to the end of the first quarter of fiscal year 2008, the Company made additional draws on the credit facility and currently has $59 million outstanding and approximately $105 million available on its revolving credit facility.

We have outstanding zero coupon convertible subordinated debentures which had a carrying amount of approximately $2.6 million and $24.5 million at January 20, 2008 and September 30, 2007, respectively. The Company paid off approximately $21.8 million of convertible debentures, assumed during the Wild Oats acquisition, during the sixteen week period ended January 20, 2008. During the first quarter of fiscal years 2008 and 2007, approximately 250 and 10,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 6,000 and 215,000 shares, respectively, of Company common stock.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2028.

The Company expects interest expense, net of investment and other income, in the range of $35 million to $40 million in fiscal year 2008.

Following is a summary of dividends declared during the sixteen weeks ended January 20, 2008 and fiscal year 2007 (in thousands, except per share amounts):

Date of	Dividend	Date of	Date of	Total
Declaration	per Share	Record	Payment	Amount
Fiscal year 2008:
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901	(1)

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,071

(1)       Dividend accrued at January 20, 2008

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

The Company’s Board of Directors has approved a stock repurchase program of up to $300 million through November 8, 2009. At September 30, 2007, the Company held in treasury approximately 4.5 million shares of common stock. The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million. During the first quarter of fiscal year 2008, the Company retired all shares held in treasury. The Company’s remaining authorization under the stock repurchase program at January 20, 2008, is approximately $100 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Our principal historical sources of liquidity have been cash generated by operations, available unrestricted cash and cash equivalents, short term investments, and amounts available under our revolving line of credit. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our revolving line of credit or other sources of capital will be available to us in the future. We continually evaluate the need to establish other sources of working capital and will seek those considered appropriate based upon the Company’s needs and market conditions. Absent any significant cash acquisition or significant change in market condition, we expect planned expansion and other anticipated working capital, capital expenditure, and debt service requirements for the next twelve months will be funded by these sources.

Contractual Obligations

The following table shows payments due by period on contractual obligations as of January 20, 2008 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Long term debt obligations	$732,607	$2,607	$—	$730,000	$—
Estimated interest on long term debt obligations	200,115	42,290	84,039	73,786	—
Capital lease obligations (including interest)	42,416	2,063	4,175	4,166	32,012
Operating lease obligations (1)	6,149,447	238,688	608,912	640,960	4,660,887
Total	$7,124,585	$285,648	$697,126	$1,448,912	$4,692,899

(1)             Amounts exclude taxes, insurance and other related expense

Although the timing of any potential redemption is uncertain, the above table reflects the assumption that convertible debentures, included at accreted value as of January 20, 2008 will be redeemed at the option of the holder on March 2, 2008. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007, the first day of the 2008 fiscal year. The amount of gross unrecognized tax benefits and related interest at January 20, 2008 was approximately $21.0 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at January 20, 2008 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 6 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Item 8. “Financial Statements and Supplementary Data” Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

We have not made any material changes in the accounting methodology used to establish our insurance and self-insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our insurance and self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our insurance and self-insured liabilities at January 20, 2008, would have affected net income by approximately $3.6 million for the sixteen weeks ended January 20, 2008.

Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 17 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. We have not made any material changes in the accounting methodology used to establish our closed property reserves during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our closed property reserves. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to adjustments that could be material. A 10% change in our closed property reserves at January 20, 2008, would have affected the Wild Oats purchase price allocation by approximately $8.7 million and would not have a material effect on net income for the sixteen weeks ended January 20, 2008.

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.4% and 81.7% of inventories at January 20, 2008 and September 30, 2007, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $22.6 million and $20.0 million at January 20, 2008 and September 30, 2007, respectively.  Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost was determined using the retail method and the item cost method for inventories in fiscal years 2008 and 2007. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our cost-to-retail ratios contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory mix, inventory spoilage and inventory shrink. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our cost-to-retail ratios. However, if estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our cost-to-retail ratios at January 20, 2008, would have affected net income by approximately $3.9 million for the sixteen weeks ended January 20, 2008.

Goodwill and Intangible Assets

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually at the beginning of the Company’s fourth fiscal quarter, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing. We determine fair value utilizing both a market value method and discounted projected future cash flows compared to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

On October 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Share-Based Payments

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2007 Stock Incentive Plan. Options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window.

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions.  At our annual meeting, shareholders approved a new Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the “Safe Harbor” provisions of SFAS No. 123R, “Share-Based Payment” and therefore is non-compensatory. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

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

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). The Company has elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of share-based payments, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of share-based payment awards that are outstanding upon adoption of SFAS No. 123R.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine share-based payments expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based payments expense that could be material.

If actual results are not consistent with the assumptions used, the share-based payments expense reported in our financial statements may not be representative of the actual economic cost of the share-based payments. A 10% change in our share-based payments expense for the sixteen weeks ended January 20, 2008, would have affected net income by approximately $0.2 million.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, as amended. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is amended by Financial Statement Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes from the scope of this provision arrangements accounted for under SFAS

No. 13, “Accounting for Leases.” The provisions of SFAS No. 157, as amended by FSP No. 157-2 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. SFAS No. 157 is effective for the Company’s first quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 applies to all entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company’s fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  SFAS No. 141R is effective for the Company’s fiscal year ending September 26, 2010. We will evaluate the impact, if any, that the adoption of SFAS No. 141R could have on our consolidated financial statements.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of January 20, 2008, based on the Company’s Moody’s and S&P rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.  As of January 20, 2008 the interest rate swap had a negative fair value of approximately $20.8 million.

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

Item 6. Exhibits

Exhibit	10.1	Form of Director & Officer Indemnification Agreement
Exhibit	31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a-14(a)
Exhibit	31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a-14(a)
Exhibit	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: February 29, 2008	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)