Form 10-Q
period 2008-04-13
WHOLE FOODS MARKET INC
filed 2008-05-23
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended April 13, 2008; or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)      Yes ☐     No ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 13, 2008 was 140,207,814 shares.

Whole Foods Market, Inc.

Form 10-Q

Table of Contents

Page

Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited), April 13, 2008 and September 30, 2007	3

Consolidated Statements of Operations (unaudited), for the twelve and twenty-eight weeks ended April 13, 2008 and April 8, 2007	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the twenty-eight weeks ended April 13, 2008 and fiscal year ended September 30, 2007	5

Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks ended April 13, 2008 and April 8, 2007	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II. Other Information

Item 1. Legal Proceedings	29

Item 6. Exhibits	29

Signature	30

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

April 13, 2008 and September 30, 2007

(In thousands)

Assets	2008	2007
Current assets:
Cash and cash equivalents	$58,393	$—
Restricted cash	2,356	2,310
Accounts receivable	118,143	105,209
Proceeds receivable for divestiture	—	165,054
Merchandise inventories	304,149	288,112
Prepaid expenses and other current assets	38,820	40,402
Deferred income taxes	74,256	66,899
Total current assets	596,117	667,986
Property and equipment, net of accumulated depreciation and amortization	1,763,639	1,666,559
Goodwill	680,123	668,850
Intangible assets, net of accumulated amortization	85,346	97,683
Deferred income taxes	111,930	104,877
Other assets	7,026	7,173
Total assets	$3,244,181	$3,213,128

Liabilities and Shareholders’ Equity	2008	2007
Current liabilities:
Current installments of long-term debt and capital lease obligations	$360	$24,781
Accounts payable	170,557	225,728
Accrued payroll, bonus and other benefits due team members	199,181	181,290
Dividends payable	28,041	25,060
Other current liabilities	287,406	315,491
Total current liabilities	685,545	772,350
Long-term debt and capital lease obligations, less current installments	827,329	736,087
Deferred lease liabilities	178,191	152,552
Other long-term liabilities	65,633	93,335
Total liabilities	1,756,698	1,754,324
Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 140,209 and 143,787 shares issued, 140,208 and 139,240 shares outstanding in 2008 and 2007, respectively	1,058,448	1,232,845
Common stock in treasury, at cost	—	(199,961)
Accumulated other comprehensive income	(3,023)	15,722
Retained earnings	432,058	410,198
Total shareholders’ equity	1,487,483	1,458,804
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,244,181	$3,213,128

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 13,	April 8,	April 13,	April 8,
	2008	2007	2008	2007
Sales	$1,866,493	$1,463,210	$4,323,751	$3,333,941
Cost of goods sold and occupancy costs	1,215,089	948,738	2,845,795	2,178,710
Gross profit	651,404	514,472	1,477,956	1,155,231
Direct store expenses	496,903	379,295	1,141,278	862,092
General and administrative expenses	67,658	45,456	155,070	101,588
Pre-opening and relocation costs	11,857	15,634	32,008	31,918
Operating income	74,986	74,087	149,600	159,633
Interest expense	(8,438)	—	(20,019)	(7)
Investment and other income	1,181	2,562	3,935	6,614
Income before income taxes	67,729	76,649	133,516	166,240
Provision for income taxes	27,769	30,660	54,413	66,496
Net income	$39,960	$45,989	$79,103	$99,744

Basic earnings per share	$0.29	$0.33	$0.57	$0.71
Weighted average shares outstanding	139,818	140,953	139,566	140,561

Diluted earnings per share	$0.29	$0.32	$0.56	$0.70
Weighted average shares outstanding, diluted basis	140,233	142,746	140,448	142,844

Dividends per share	$0.20	$0.18	$0.40	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Twenty-eight weeks ended April 13, 2008 and fiscal year ended September 30, 2007

(In thousands)

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 24, 2006	139,607	$1,147,872	$(99,964)	$6,975	$349,260	$1,404,143
Net income	—	—	—	—	182,740	182,740
Foreign currency translation adjustments	—	—	—	8,824	—	8,824
Change in unrealized loss on investments, net of income taxes	—	—	—	(77)	—	(77)
Comprehensive income						191,487
Dividends ($0.87 per share)	—	—	—	—	(121,802)	(121,802)
Issuance of common stock pursuant to team member stock plans	1,961	52,925	—	—	—	52,925
Purchase of treasury stock	(2,542)	—	(99,997)	—	—	(99,997)
Excess tax benefit related to exercise of team member stock options	—	13,187	—	—	—	13,187
Share-based payments expense	—	13,175	—	—	—	13,175
Conversion of subordinated debentures	214	5,686	—	—	—	5,686
Balances at September 30, 2007	139,240	1,232,845	(199,961)	15,722	410,198	1,458,804
Net income	—	—	—	—	79,103	79,103
Foreign currency translation adjustments	—	—	—	(3,971)	—	(3,971)
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(14,774)	—	(14,774)
Comprehensive income						60,358
Dividends ($0.40 per share)	—	—	—	—	(55,955)	(55,955)
Issuance of common stock pursuant to team member stock plans	962	15,503	—	—	—	15,503
Retirement of treasury stock	—	(199,961)	199,961	—	—	—
Excess tax benefit related to exercise of team member stock options	—	4,555	—	—	—	4,555
Share-based payments expense	—	5,352	—	—	—	5,352
Cumulative effect of new accounting standard adoption (Note 8)	—	—	—	—	(1,288)	(1,288)
Other	6	154	—	—	—	154
Balances at April 13, 2008	140,208	$1,058,448	$—	$(3,023)	$432,058	$1,487,483

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-eight weeks ended
	April 13,	April 8,
	2008	2007
Cash flows from operating activities:
Net income	$79,103	$99,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,597	95,134
Loss on disposition of fixed assets	1,762	2,710
Share-based payments expense	5,352	6,519
Deferred income tax benefit	(12,028)	(9,384)
Excess tax benefit related to exercise of team member stock options	(4,999)	(10,773)
Deferred lease liabilities	24,049	2,744
Other	3,949	1,359
Net change in current assets and liabilities:
Accounts receivable	(13,269)	(8,218)
Merchandise inventories	(21,369)	(35,809)
Prepaid expense and other current assets	(2,394)	(1,856)
Accounts payable	(58,013)	18,792
Accrued payroll, bonus and other benefits due team members	18,701	5,847
Other current liabilities	8,367	12,020
Net change in other long-term liabilities	(4,300)	150
Net cash provided by operating activities	156,508	178,979
Cash flows from investing activities:
Development costs of new store locations	(163,366)	(177,821)
Other property and equipment expenditures	(103,954)	(76,989)
Proceeds from hurricane insurance	1,500	—
Acquisition of intangible assets	(952)	(17,722)
Purchase of available-for-sale securities	(194,316)	(163,027)
Sale of available-for-sale securities	194,316	287,884
Increase in restricted cash	(46)	(15,248)
Payment for purchase of acquired entities, net	(5,480)	—
Proceeds received from divestiture, net	163,913	—
Net cash used in investing activities	(108,385)	(162,923)
Cash flows from financing activities:
Dividends paid	(52,974)	(46,262)
Issuance of common stock	16,197	43,254
Excess tax benefit related to exercise of team member stock options	4,999	10,773
Proceeds from long-term borrowings	111,000	—
Payments on long-term debt and capital lease obligations	(68,952)	(52)
Net cash provided by financing activities	10,270	7,713

Net change in cash and cash equivalents	58,393	23,769
Cash and cash equivalents at beginning of period	—	2,252
Cash and cash equivalents at end of period	$58,393	$26,021

Supplemental disclosures of cash flow information:
Interest paid	$22,556	$190
Federal and state income taxes paid	$61,459	$76,385
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$154	$5,686

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 13, 2008

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

Income Taxes

On October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, as amended, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.  See Note 8 to the consolidated financial statements, “Income Taxes,” for further discussion of the impact of adopting FIN 48.

(3) Business Combination

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”), a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas and Capers Community Market in British Columbia. To fund the transaction, we entered into a five-year $700 million senior term loan agreement. We also signed a new five-year $250 million revolving credit agreement that contains a $100 million accordion feature, which replaced our existing $200 million revolver. Wild Oats results of operations are included in our consolidated financial statements for the period beginning August 28, 2007 through April 13, 2008. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. During fiscal year 2008, the Company finalized the sale price, which effectively reduced total proceeds by approximately $1.1 million.  Regarding the other 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed thirteen stores, including one that re-opened in May after an extended renovation period, and currently intends to close an additional ten stores as existing Whole Foods Market sites in development open through fiscal year 2010.

Whole Foods Market and Wild Oats have similar missions and core values, and the Company believes the synergies gained from this business combination will create long term value for our customers, vendors and shareholders as well as exciting opportunities for our new and existing team members by making us better positioned to compete in this rapidly changing food retailing environment. All of our 11 operating regions gained stores in the acquisition, with three of our smallest regions, the Florida, Rocky Mountain, and Pacific Northwest regions, gaining critical mass. The acquisition provided us with immediate entry into five new states: Arkansas, Indiana, Oklahoma, Tennessee and Utah, and 14 new markets: Bend, OR; Cincinnati, OH; Indianapolis, IN; Lexington, KY; Little Rock, AR; Memphis, TN; Naples, FL; Nashville, TN; Reno, NV; Salt Lake City, UT; Tampa, FL; Tucson, AZ; Tulsa, OK; and Westport, CT.

The purchase price of the acquired operations was comprised of (in thousands):

Cash payment to Wild Oats shareholders	$564,726
Direct costs of the acquisition	37,992
Total purchase price	$602,718

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

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, as revised (in thousands):

			Revised
	Initial		Preliminary
	Purchase	Purchase	Purchase
	Price	Price	Price
	Allocation	Adjustments	Allocation
Current assets	$52,094	$(486)	$51,608
Property and equipment	77,107	(10,749)	66,358
Goodwill	558,056	8,574	566,630
Intangible assets	40,607	(6,440)	34,167
Deferred income taxes	67,793	(6,391)	61,402
Other assets	339	—	339
Assets held for sale	172,256	(1,141)	171,115
Total assets acquired	968,252	(16,633)	951,619
Current liabilities	145,666	4,680	150,346
Long-term debt	134,126	—	134,126
Other liabilities	82,321	(25,094)	57,227
Liabilities held for sale	7,202	—	7,202
Total liabilities assumed	369,315	(20,414)	348,901
Net assets acquired	$598,937	$3,781	$602,718

The purchase price adjustments relate primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007, resulting in the Company’s decision to close five additional Wild Oats store locations and adjustments to the fair values of certain assets and store closure reserves. The store closure reserves related to Wild Oats locations were reduced by approximately $25.1 million as discussed in Note 5 to the consolidated financial statements, “Reserves for Closed Properties.”

Estimated fair values of intangible assets acquired are as follows (in thousands):

		Weighted Average
	Estimated	Useful Lives
	Fair Value	(Years)
Non-amortizing:
Liquor licenses	$1,165
Amortizing:
Trade and brand names	6,579	1
Favorable operating leases	26,423	17
Total amortizing	33,002	13
Total	$34,167

Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of approximately one to 32 years.

In connection with the acquisition, the Company recognized liabilities totaling approximately $8.4 million for estimated costs associated with plans to involuntarily terminate certain team members of Wild Oats, contract termination fees and other legal reserves, as revised, totaling approximately $11.4 million, and estimated costs to close certain store locations, as revised, totaling approximately $67.8 million. There have been no adjustments to date to the team member termination liabilities.  Estimated contract termination fees and other legal reserves increased approximately $2.4 million during fiscal year 2008.  As of April 13, 2008, team member termination liabilities and contract termination fee reserves were approximately $0.4 million and $9.6 million, respectively, as a result of adjustments and payments made during the fiscal year. We expect involuntary team member terminations and contract termination activities to be substantially completed by the end of fiscal year 2008. Store closure reserves are discussed further in Note 5 to the consolidated financial statements, “Reserves for Closed Properties.”

The Company assumed debt totaling approximately $148 million in the acquisition consisting primarily of convertible subordinated debentures and capital lease obligations. The estimated fair value of the debt assumed by the Company was approximately $134 million. Excluding capital lease obligations, all debt assumed as part of the Wild Oats acquisition was fully repaid by the end of the first quarter of fiscal year 2008.  Debt is discussed further in Note 6 to the consolidated financial statements, “Long-Term Debt.”

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $1.5 million. These leases have an estimated weighted average life of approximately 14 years and are included in other liabilities.

Henry’s and Sun Harvest Divestiture

In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. During the first quarter of fiscal year 2008, the Company received proceeds totaling approximately $165 million. As of September 30, 2007 the proceeds receivable are included on the accompanying Consolidated Balance Sheets under the caption “Proceeds receivable for divestiture.” As part of purchase accounting for the Wild Oats acquisition, the Henry’s and Sun Harvest net assets were adjusted to fair value and therefore no gain or loss was recognized related to this divestiture. During fiscal year 2008, the Company finalized the sale price, which effectively reduced total proceeds by approximately $1.1 million.

Transition Services Agreement

In connection with the sale of the Henry’s and Sun Harvest stores, Whole Foods Market entered into a transition services agreement (“TSA”) with Smart & Final under which Whole Foods Market has and will continue to provide certain general and administrative services for the 35 stores for up to two years. The TSA provides for payments to the Company calculated for each service area as a certain percentage of total monthly sales of the Henry’s and Sun Harvest locations, initially totaling 1.75% of total monthly sales for all services provided under the agreement. The Company anticipates that the revenue associated with the agreement will be approximately equal to its incremental cost of providing the support. During the twelve and twenty-eight weeks ended April 13, 2008, the Company earned approximately $1.3 million and $3.3 million, respectively, in TSA fees which are included on the accompanying Consolidated Statements of Operations under the caption “General and administrative expenses.” At the end of the second quarter of fiscal year 2008, services related to the support agreement were substantially complete except for private label support, which will end June 30, 2008, and licensure of the Wild Oats private label brand, which will end no later than September 29, 2009.

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

Due to differences in accounting calendars, the second quarter of fiscal year 2007 pro forma results of operations combines the twelve weeks ended April 8, 2007 for Whole Foods Market with the thirteen weeks ended March 31, 2007 for Wild Oats and the year-to-date pro forma results of operations for fiscal year 2007 combines the twenty-eight weeks ended April 8, 2007 for Whole Foods Market with the thirteen weeks ended December 30, 2006 and the thirteen weeks ended March 31, 2007 for Wild Oats.  Pro forma results of operations are as follows (in thousands):

	Quarter-to-date	Year-to-date
	2nd Qtr 2007	2nd Qtr 2007
Sales	$1,673,663	$3,746,679
Net income	38,203	73,279
Earnings per share:
Basic	$0.27	$0.52
Diluted	$0.27	$0.51
Weighted average shares outstanding:
Basic	140,953	140,561
Diluted	142,746	142,844

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

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on the first day of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. There were no impairments of goodwill or indefinite-lived intangible assets during the twenty-eight week period ended April 13, 2008.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $0.9 million, consisting primarily of acquired leasehold rights, during the twelve and twenty-eight week periods ended April 13, 2008.  During the twelve and twenty-eight week periods ended April 8, 2007, we acquired definite-lived intangibles, consisting primarily of acquired leasehold rights, totaling approximately $11.4 million and $17.6 million, respectively.  Amortization associated with intangible assets totaled approximately $2.8 million and $6.9 million for the twelve and twenty-eight week periods ended April 13, 2008, respectively, and approximately $0.5 million and $1.0 million, respectively, for the same periods of the prior fiscal year.

The components of intangible assets were as follows (in thousands):

	April 13, 2008		September 30, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,966	$—	$1,943	$—
Definite-lived contract-based	102,385	(19,130)	110,239	(14,650)
Definite-lived marketing-related and other	1,941	(1,816)	1,941	(1,790)
	$106,292	$(20,946)	$114,123	$(16,440)

Amortization associated with the net carrying amount of intangible assets at April 13, 2008 is estimated to be $5.9 million for the remainder of fiscal year 2008, $6.6 million in fiscal year 2009, $6.5 million in fiscal year 2010, $6.4 million in fiscal year 2011, $6.3 million in fiscal year 2012 and $5.3 million in fiscal year 2013.

(5) Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 17 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers. Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Following is a summary of store closure reserves during the twenty-eight week periods ended April 13, 2008 and April 8, 2007 (in thousands):

	2008	2007
Beginning balance	$96,967	$39
Additions	3,181	891
Usage	(14,979)	(36)
Adjustments	(25,234)	—
Ending Balance	$59,935	$894

The beginning balance of fiscal year 2008 includes approximately $92.7 of stores closure reserves for Wild Oats locations that were recorded in connection with the acquisition during the fourth quarter of fiscal year 2007. During the twenty-eight week period ended April 13, 2008, the Wild Oats store closure reserves were adjusted by approximately $25.1 million as part of the revised preliminary purchase price allocation. The purchase price adjustments relate primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007, resulting in the Company’s decision to close five additional Wild Oats store locations and adjustments to the fair values of certain assets and store closure reserves.

(6) Long-Term Debt

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of April 13, 2008, based on the Company’s Moody’s and S&P rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates.

As of April 13, 2008 and September 30, 2007, the Company had $81 million and $17 million, respectively, drawn under its $250 million revolving credit facility. The credit agreement contains an accordion feature under which the Company can increase the revolving credit facility to $350 million. The amount available to the Company under the agreement was effectively reduced to $89.1 million by outstanding letters of credit totaling approximately $79.9 million and amounts drawn at April 13, 2008. At April 13, 2008 and September 30, 2007, we were in compliance with all applicable debt covenants.  Subsequent to the end of the second quarter of fiscal year 2008, the Company made additional draws on the line and currently has $88.0 million outstanding and approximately $82.1 million available on its revolving credit facility.

During the twenty-eight week periods ended April 13, 2008 and April 8, 2007, approximately 250 and 10,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 6,000 and 215,000 shares, respectively, of Company common stock. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $21.8 million were outstanding at September 30, 2007 and were repaid during the first quarter of fiscal year 2008. The zero coupon convertible subordinated debentures had a carrying amount of approximately $2.6 million and $24.5 million at April 13, 2008 and September 30, 2007, respectively.

(7) Derivative Instruments

During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage exposure to interest rate fluctuations.

The Company had accumulated net derivative losses of approximately $14.8 million, net of taxes, in other comprehensive income as of April 13, 2008, related to this cash flow hedge. During the first quarter of fiscal year 2008, the Company recognized approximately $0.1 million of additional interest expense related to the ineffectiveness of this cash flow hedge due to a difference in the reset dates of the underlying interest rate between the original loan and swap agreement. The reset dates were aligned during the second quarter of fiscal year 2008, resulting in an effective swap.

(8) Income Taxes

On October 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with SFAS No. 109. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.

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

We are currently under audit by various tax authorities.  However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the quarter ended April 13, 2008.

During fiscal year 2008, there have been no changes in any uncertain tax positions that would have resulted in a material adjustment to our unrecognized tax benefit at April 13, 2008.

(9) Shareholders’ Equity

Dividends

Following is a summary of dividends declared during the twenty-eight weeks ended April 13, 2008 and fiscal year 2007 (in thousands, except per share amounts):

Date of	Dividend	Date of	Date of	Total
Declaration	per Share	Record	Payment	Amount
Fiscal year 2008:
March 10, 2008	$0.20	April 11, 2008	April 22, 2008	$28,041	(1)
November 20, 2007	0.20	January 11, 2008	January 22, 2008	27,901

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,071

(1)       Dividend accrued at April 13, 2008

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

Treasury Stock

The Company’s Board of Directors has approved a stock repurchase program of up to $300 million through November 8, 2009. At September 30, 2007, the Company held in treasury approximately 4.5 million shares of common stock.  The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million.  During the first quarter of fiscal year 2008, the Company retired all shares held in treasury.  The Company’s remaining authorization under the stock repurchase program at April 13, 2008, is approximately $100 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

(10) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized losses on marketable securities, unrealized losses on cash flow hedge instruments, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13,	April 8,	April 13,	April 8,
	2008	2007	2008	2007
Net income	$39,960	$45,989	$79,103	$99,744
Foreign currency translation adjustment, net	954	857	(3,971)	(644)
Unrealized losses on investments, net	—	(25)	—	(86)
Unrealized losses on cash flow hedge instruments, net	(2,287)	—	(14,774)	—
Comprehensive income	$38,627	$46,821	$60,358	$99,014

At April 13, 2008, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $11.8 million and unrealized losses on cash flow hedge instruments of approximately $14.8 million, net of approximately $10.0 million of income tax expense.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13,	April 8,	April 13,	April 8
	2008	2007	2008	2007
Net income (numerator for basic earnings per share)	$39,960	$45,989	$79,103	$99,744
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	18	19	42	59
Adjusted net income (numerator for diluted earnings per share)	$39,978	$46,008	$79,145	$99,803
Weighted average common shares outstanding (denominator for basic earnings per share)	139,818	140,953	139,566	140,561
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	92	97	92	133
Assumed exercise of stock options	323	1,696	790	2,150
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	140,233	142,746	140,448	142,844

Basic earnings per share	$0.29	$0.33	$0.57	$0.71

Diluted earnings per share	$0.29	$0.32	$0.56	$0.70

The computations of diluted earnings per share for twelve and twenty-eight week periods ended April 13, 2008 does not include options to purchase approximately 13.7 million shares and 11.6 million shares of common stock, respectively, due to their antidilutive effect and approximately 10.6 million shares and 10.8 million shares, respectively, for the same periods of the prior fiscal year.

(12) Share-Based Payments

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2007 Stock Incentive Plan.  Under this plan, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The market value of the stock is determined as the closing stock price at the grant date.  At April 13, 2008 and September 30, 2007 there were approximately 6.2 million and 5.5 million shares, respectively, of our common stock available for future stock option grants.

Unrecognized share-based payments expense related to nonvested stock options, net of estimated forfeitures, was approximately $22.4 million as of April 13, 2008, related to approximately 2.5 million shares with a per share weighted average fair value of approximately $9.14. We anticipate this expense to be recognized over a weighted average period of approximately 1.4 years.

Share-based payments expense recognized during the twelve and twenty-eight week periods ended April 13, 2008 totaled approximately $2.3 million and $5.4 million, respectively, and consisted entirely of stock option expense. Share-based payments expense recognized during the twelve and twenty-eight week periods ended April 8, 2007 totaled approximately $1.7 million and $6.5 million, respectively, and consisted of stock option expense of approximately $1.6 million and $6.3 million, respectively and team member stock purchase plan discounts of approximately $0.1 million and $0.2 million, respectively. Included in stock option expense for the first quarter of fiscal year 2007 was a $2.4 million charge related to the acceleration of stock options in September 2005, to adjust for actual experience.

Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13,	April 8,	April 13,	April 8,
	2008	2007	2008	2007
Cost of goods sold and occupancy costs	$35	$22	$99	$216
Direct store expenses	1,246	880	2,917	3,450
General and administrative expenses	1,041	844	2,336	2,853
Share-based payments expense before income taxes	2,322	1,746	5,352	6,519
Income tax benefit	975	591	2,136	1,923
Net share-based payments expense	$1,347	$1,155	$3,216	$4,596

(13) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as amended. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is amended by Financial Statement Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes from the scope of this provision arrangements accounted for under SFAS No. 13, “Accounting for Leases.” The provisions of SFAS No. 157, as amended by FSP No. 157-2 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. SFAS No. 157 is effective for the Company’s first quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired.  The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  SFAS No. 141R is effective for the Company’s fiscal year ending September 26, 2010.  We will evaluate the impact, if any, that the adoption of SFAS No. 141R could have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning November 15, 2008, with early application encouraged.  SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending September 27, 2009.  We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  FSP No. FAS142-3 is effective for the Company’s fiscal year ending September 26, 2010.  We will evaluate the impact, if any, that the adoption of FSP No. FAS 142-3 could have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. and its consolidated subsidiaries own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of April 13, 2008, we operated 271 stores organized into 11 geographic operating regions: 259 stores in 37 U.S. states and the District of Columbia; six stores in Canada; and six stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”), a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas, and Capers Community Market in British Columbia. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center. This sale was completed effective September 30, 2007 and the Company received net proceeds totaling approximately $164 million in fiscal year 2008. The Company closed 12 Wild Oats stores during the first quarter of fiscal year 2008, including one that re-opened in May after a major renovation. The Company closed one store during the second quarter of fiscal year 2008 and three additional Wild Oats stores subsequent to April 13, 2008 and currently has 59 continuing Wild Oats stores. The Company is making investments to raise the Wild Oats stores up to our high standards, including investments in repairs and maintenance of the stores, lower prices, an expanded perishables offering and increased labor. Wild Oats results of operations are included in our Consolidated Statements of Operations for the twenty-eight weeks ended April 13, 2008 and are not included in our Consolidated Statements of Operations for the twenty-eight weeks ended April 8, 2007.

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

Executive Summary

Effective August 28, 2007, the Company completed the acquisition of Wild Oats, a leading natural and organic foods retailer in North America. We completed the conversion of all Wild Oats stores to our purchasing and information systems during the second quarter of fiscal year 2008, and have so far rebranded 27 Wild Oats stores. We are making up-front investments in labor, pricing and repairs and maintenance to raise the Wild Oats stores up to our standards, and these costs are in advance of what we expect to be a significant long-term improvement in sales. We continue to expect store contribution in the Wild Oats stores to improve in the second half of the fiscal year.

Sales for the second quarter of fiscal year 2008 increased approximately 27.6% to approximately $1.9 billion over approximately $1.5 billion in the second fiscal quarter of the prior year. Comparable store sales growth was 6.7%. Sales in identical stores increased approximately 5.1% for the twelve weeks ended April 13, 2008 over the same period of the prior fiscal year. Identical store sales exclude four relocated stores and two major store expansions from the comparable calculation to reduce the impact of square footage growth on the comparison.

Food cost inflation is currently greater than four percent in the United States, and we are impacted by rising food costs as are all food retailers. We tend to follow the market in terms of passing on or absorbing these higher costs, but our retail price increases in the second quarter were below the U.S. average.

General and administrative expenses as a percentage of sales increased to 3.6% in the second quarter of fiscal year 2008 over 3.1% for the same period of the prior fiscal year. This increase was largely due to the costs of integrating and supporting the Wild Oats stores, as well as front-loaded general and administrative expenditures to support our 2008 and 2009 growth.

Net income for the second quarter totaled approximately $40.0 million and diluted earnings per share was $0.29.

Our capital expenditures for the quarter totaled approximately $105.6 million, of which approximately $61.3 million was for new store development and approximately $44.3 million was for remodels and other additions, including approximately $9.8 million related to Wild Oats locations. During the second quarter, we opened two new stores in Scottsdale, AZ and Glastonbury, CT, and closed one Wild Oats location in St. Louis, MO, ending the quarter with 271 stores totaling approximately 9.5 million square feet. Subsequent to the end of the quarter, the Company opened one new store in Tanasbourne, OR, re-opened one acquired store in Medford, MA after a major renovation, and closed three acquired stores in Phoenix, AZ; Albuquerque, NM; and Portland, OR. The Company currently has 270 stores totaling approximately 9.4 million square feet.

At the end of the second quarter of fiscal year 2008, the Company had total debt of approximately $827.7 million, including $81 million in borrowings on the Company’s revolving line of credit.

On March 10, 2008, the Company’s Board of Directors approved a quarterly dividend of $0.20 per share, totaling approximately $28.0 million that was paid subsequent to the end of the second quarter on April 22, 2008 to shareholders of record on April 11, 2008.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 13,	April 8,	April 13,	April 8,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.1	64.8	65.8	65.3
Gross profit	34.9	35.2	34.2	34.7
Direct store expenses	26.6	25.9	26.4	25.9
General and administrative expenses	3.6	3.1	3.6	3.0
Pre-opening and relocation costs	0.6	1.1	0.7	1.0
Operating income	4.0	5.1	3.5	4.8
Interest expense	(0.5)	—	(0.5)	—
Investment and other income	0.1	0.2	0.1	0.2
Income before income taxes	3.6	5.2	3.1	5.0
Provision for income taxes	1.5	2.1	1.3	2.0
Net income	2.1%	3.1%	1.8%	3.0%

Figures may not add due to rounding.

Sales increased approximately 27.6% and 29.7% for the twelve and twenty-eight weeks ended April 13, 2008, respectively, over the same periods of the prior fiscal year. Comparable store sales increased approximately 6.7% and 8.2% for the twelve and twenty-eight weeks ended April 13, 2008, respectively. Perishable product sales accounted for approximately 66% of our total retail sales during the second quarter of fiscal year 2008. Acquired stores will enter the comparable store sales base in the fifty-third full week following the date of the merger. As of April 13, 2008, there were 194 locations in the comparable store base. Identical store sales for the twelve weeks ended April 13, 2008, which exclude four relocated stores and two major expansions, increased approximately 5.1%. Identical store sales for the twenty-eight weeks ended April 13, 2008, which exclude five relocated stores and three major expansions, increased approximately 6.2%. The sales increase contributed by stores open less than fifty-two weeks totaled approximately $169.0 million and $410.4 million for the twelve and twenty-eight weeks ended April 13, 2008. Sales at Wild Oats stores totaled approximately $175.4 million and $414.2 million for the twelve and twenty-eight weeks ended April 13, 2008. The Company believes the continued integration of the acquired Wild Oats stores into our operations and new store openings will drive strong sales growth and comparable store sales growth in future periods. For fiscal year 2008, on a 52-week to 52-week basis, the Company expects sales growth of 25% to 30% and comparable store sales growth of 7.5% to 9.5%.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 13, 2008 was approximately 34.9% and 34.2%, respectively, compared to approximately 35.2% and 34.7%, respectively for the same periods of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation. Due to seasonality, the Company’s gross profit margin is typically lower in the first quarter than the remaining three quarters of the fiscal year. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales were approximately 26.6% and 26.4% for the twelve and twenty-eight weeks ended April 13, 2008, respectively, compared to approximately 25.9% for each of the same periods of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new and acquired stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. The Company does not expect to leverage direct store expenses in fiscal year 2008 due to a higher percentage of sales from new and acquired stores, which have a lower contribution than existing stores, anticipated investments in labor and benefits at the acquired stores and continued, though more moderate, increases in health care costs as a percentage of sales.

General and administrative expenses as a percentage of sales were approximately 3.6% for both the twelve and twenty-eight weeks ended April 13, 2008 compared to approximately 3.1% and 3.0%, respectively, for the same periods of the prior fiscal year. This year-over-year increase is due mainly to the costs of integrating and supporting the Wild Oats stores, including an increase in headcount in the global and regional offices related primarily to the cost of fully staffing the Company’s three smallest regions which gained the greatest number of stores in the merger as a percentage of their existing store base; and an increase in legal and professional fees as a percentage of sales.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, which include costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six to 12 months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Store closure costs, including interest accretion related to store closing reserves of approximately $0.8 million and $3.2 million for the twelve and twenty-eight weeks ended April 13, 2008, respectively, are also included in relocation costs. Pre-opening and relocation costs as a percentage of sales were approximately 0.6% and 0.7% for the twelve and twenty-eight weeks ended April 13, 2008, respectively, compared to approximately 1.1% and 1.0%, respectively, for the same periods of the prior fiscal year. The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 13,	April 8,	April 13,	April 8,
	2008	2007	2008	2007
New stores	2	5	8	8
Relocated stores	—	1	—	2

Interest expense for the twelve and twenty-eight weeks ended April 13, 2008 increased approximately $8.4 million and $20.0 million, respectively, over the same periods of the prior fiscal year due primarily to interest expense related to the $700 million term loan to finance the acquisition of Wild Oats Markets and increased borrowings on the Company’s revolving line of credit.

Investment and other income for the twelve and twenty-eight weeks ended April 13, 2008 totaled approximately $1.2 million and $3.9 million, respectively, compared to approximately $2.6 million and $6.6 million, respectively, for the same periods of the prior fiscal year due primarily to lower interest income earned based on lower average short-term investment balances.

Share-based payments expense recognized during the twelve and twenty-eight weeks ended April 13, 2008 totaled approximately $2.3 million and $5.4 million, respectively compared to approximately $1.7 million and $6.5 million respectively, for the same periods of the prior fiscal year. Included in total share-based payments expense for the first quarter of fiscal year 2007 is a $2.4 million charge related to the acceleration of stock options in September 2005 to adjust for actual experience.

Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13,	April 8,	April 13,	April 8,
	2008	2007	2008	2007
Cost of goods sold and occupancy costs	$35	$22	$99	$216
Direct store expenses	1,246	880	2,917	3,450
General and administrative expenses	1,041	844	2,336	2,853
Share-based compensation before income taxes	2,322	1,746	5,352	6,519
Income tax benefit	975	591	2,136	1,923
Net share-based compensation expense	$1,347	$1,155	$3,216	$4,596

The Company expects share-based payments expense of approximately $4 million to $5 million per quarter in the second half of the year following the Company’s annual grant date early in the third quarter, when the majority of options are granted.

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

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities totaling approximately $156.5 million during the twenty-eight weeks ended April 13, 2008 compared to approximately $179.0 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities was approximately $108.4 million for the twenty-eight weeks ended April 13, 2008 compared to approximately $162.9 million for the same period of the prior fiscal year. During the twenty-eight weeks ended April 13, 2008 the Company received net proceeds totaling approximately $163.9 million from the sale of certain assets and liabilities related to the 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA acquired in the purchase of Wild Oats Markets. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 13, 2008 totaled approximately $267.3 million, of which approximately $163.4 million was for new store development and approximately $103.9 million was for remodels and other additions, including approximately $9.8 million related to Wild Oats locations. Capital expenditures for the twenty-eight weeks ended April 8, 2007 totaled approximately $254.8 million, of which approximately $177.8 million was for new store development and approximately $77.0 million was for remodels and other additions. The Company expects total capital expenditures for fiscal year 2008 to be in range of $575 million to $625 million. Of this amount, approximately 65% to 70% is expected to relate to new stores opening in fiscal year 2008 and beyond, and approximately 7% to 8% is expected to relate to remodels of acquired Wild Oats stores.

The following table provides additional information about the Company’s store openings in fiscal year 2007 and fiscal year-to-date through May 13, 2008, leases currently tendered but not opened, and total leases signed for stores scheduled to open through fiscal year 2012:

	Stores		Stores	Leases	Total Leases
	Opened		Opened	Tendered	Signed
	During		Through	as of	as of
	Fiscal Year		May 13,	May 13,	May 13,
	2007		2008	2008	2008(1)
Number of stores (including relocations)	21		9	24	89
Number of relocations	5		—	5	21
Number of lease acquisitions, ground leases, and acquired properties	4		4	8	10
New markets	3		—	4	15
Average store size (gross square feet)	56,500		53,700	46,700	51,100
As a percentage of existing store average size	167%		153%	133%	146%
Total square footage	1,185,800		483,000	1,120,200	4,593,000
As a percentage of existing square footage	13%		5%	12%	49%
Average tender period, in months	8.8		10.1
Average pre-opening expense per store (incl. rent)	$2.6 million	(2)
Average pre-opening rent per store	$0.9 million	(2)
Average development cost (excl. pre-opening)	$15.1 million	(2)
Average development cost per square foot	$278	(2)

(1) Includes leases tendered

(2) Pre-opening and development costs exclude Kensington in London, England.

The Company expects total pre-opening and relocation costs for fiscal year 2008 to be in the range of $70 million to $80 million, more heavily weighted toward the fourth quarter due to the Company’s store opening schedule. Of this amount, approximately $40 million to $45 million relates to stores expected to open in fiscal year 2008. The Company expects average pre-opening and relocation expense for stores opening in fiscal year 2008 to be slightly below the average for stores that opened in fiscal year 2007.

Net cash provided by financing activities was approximately $10.3 million for the twenty-eight weeks ended April 13, 2008 compared to approximately $7.7 million for the same period of the prior fiscal year. Proceeds from long-term borrowings during the twenty-eight weeks ended April 13, 2008 totaled $111.0 million. Payments on long-term debt and capital lease obligations totaled approximately $69.0 million for the twenty-eight weeks ended April 13, 2008. Net proceeds to the Company from the exercise of team members’ stock options for the twenty-eight weeks ended April 13, 2008 totaled approximately $16.2 million compared to approximately $43.3 million for the same period of the prior fiscal year.

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of April 13, 2008, based on the Company’s Moody’s and S&P rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.

The Company has a $250 million revolving credit facility that extends to 2012. The credit agreement contains an accordion feature under which the Company can increase the revolving credit facility to $350 million, which we expect to execute during the third quarter of fiscal year 2008. As of April 13, 2008 and September 30, 2007, the Company had $81 million and $17 million, respectively, drawn under the revolving credit facility. The amount available to the Company under the agreement was effectively reduced to $89.1 million by outstanding letters of credit totaling approximately $79.9 million and amounts drawn at April 13, 2008. At April 13, 2008 and September 30, 2007, we were in compliance with all applicable debt covenants.  Subsequent to the end of the second quarter of fiscal year 2008, the Company made additional draws on the line and currently has $88.0 million outstanding and approximately $82.1 million available on its revolving credit facility.

During the twenty-eight week periods ended April 13, 2008 and April 8, 2007, approximately 250 and 10,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 6,000 and 215,000 shares, respectively, of Company common stock. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $21.8 million were outstanding at September 30, 2007 and were repaid during the first quarter of fiscal year 2008. The zero coupon convertible subordinated debentures had a carrying amount of approximately $2.6 million and $24.5 million at April 13, 2008 and September 30, 2007, respectively.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2028.

The Company expects interest expense, net of investment and other income, in the range of $35 million to $40 million in fiscal year 2008.

Following is a summary of dividends declared during the twenty-eight weeks ended April 13, 2008 and fiscal year 2007 (in thousands, except per share amounts):

Date of	Dividend	Date of	Date of	Total
Declaration	per Share	Record	Payment	Amount
Fiscal year 2008:
March 10, 2008	$0.20	April 11, 2008	April 22, 2008	$28,041	(1)
November 20, 2007	0.20	January 11, 2008	January 22, 2008	27,901

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,071

(1)  Dividend accrued at April 13, 2008

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

The Company’s Board of Directors has approved a stock repurchase program of up to $300 million through November 8, 2009. At September 30, 2007, the Company held in treasury approximately 4.5 million shares of common stock. The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million. During the first quarter of fiscal year 2008, the Company retired all shares held in treasury. The Company’s remaining authorization under the stock repurchase program at April 13, 2008, is approximately $100 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of April 13, 2008 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Long term debt obligations	$783,637	$—	$—	$783,637	$—
Estimated interest on long term debt obligations	189,242	41,902	84,226	63,114	—
Capital lease obligations (including interest)	42,116	2,082	4,182	4,183	31,669
Operating lease obligations (1)	6,280,936	250,286	630,085	656,225	4,744,340
Total	$7,295,931	$294,270	$718,493	$1,507,159	$4,776,009

(1) Amounts exclude taxes, insurance and other related expense

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007, the first day of the 2008 fiscal year. The amount of gross unrecognized tax benefits and related interest at April 13, 2008 was approximately $21.3 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at April 13, 2008 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 6 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our insurance and self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our insurance and self-insured liabilities at April 13, 2008, would have affected net income by approximately $4.1 million for the twenty-eight weeks ended April 13, 2008.

Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 17 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our closed property reserves. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to adjustments that could be material. A 10% change in our closed property reserves at April 13, 2008, would have affected the Wild Oats purchase price allocation by approximately $5.8 million and would not have a material effect on net income for the twenty-eight weeks ended April 13, 2008.

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.8% and 81.7% of inventories at April 13, 2008 and September 30, 2007, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $25.3 million and $20.0 million at April 13, 2008 and September 30, 2007, respectively.  Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost was determined using the retail method and the item cost method for inventories in fiscal years 2008 and 2007. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our cost-to-retail ratios contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory mix, inventory spoilage and inventory shrink. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our cost-to-retail ratios. However, if estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our cost-to-retail ratios at April 13, 2008, would have affected net income by approximately $3.6 million for the twenty-eight weeks ended April 13, 2008.

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

If actual results are not consistent with the assumptions used, the share-based payments expense reported in our financial statements may not be representative of the actual economic cost of the share-based payments. A 10% change in our share-based payments expense for the twenty-eight weeks ended April 13, 2008, would have affected net income by approximately $0.3 million.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as amended. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is amended by Financial Statement Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes from the scope of this provision arrangements accounted for under SFAS No. 13, “Accounting for Leases.” The provisions of SFAS No. 157, as amended by FSP No. 157-2 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. SFAS No. 157 is effective for the Company’s first quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired.  The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  SFAS No. 141R is effective for the Company’s fiscal year ending September 26, 2010.  We will evaluate the impact, if any, that the adoption of SFAS No. 141R could have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning November 15, 2008, with early application encouraged.  SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending September 27, 2009.  We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  FSP No. FAS142-3 is effective for the Company’s fiscal year ending September 26, 2010.  We will evaluate the impact, if any, that the adoption of FSP No. FAS 142-3 could have on our consolidated financial statements.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the successful integration of acquired businesses into our operations, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of April 13, 2008, based on the Company’s Moody’s and S&P rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.  As of April 13, 2008 the interest rate swap had a negative fair value of approximately $24.8 million.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business which have not resulted in any material losses to date. The Company has been contacted by the staff of the SEC advising the Company that it has concluded its inquiry related to online financial message board postings related to Whole Foods Market and Wild Oats Markets and that no enforcement action has been recommended against the Company or any individual. In addition, the FTC is currently pursuing an administrative proceeding concerning our recent acquisition of Wild Oats Markets.  Although management does not expect that the outcome in any of these proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

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

WHOLE FOODS MARKET, INC.

Date: May 23, 2008	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)