Form 10-Q
period 2008-07-06
WHOLE FOODS MARKET INC
filed 2008-08-15
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 6, 2008; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	☐	No	☒

The number of shares of the registrant’s common stock, no par value, outstanding as of July 6, 2008 was 140,285,434 shares.

Whole Foods Market, Inc.

Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited), July 6, 2008 and September 30, 2007	3

Consolidated Statements of Operations (unaudited), for the twelve and forty weeks ended July 6, 2008 and July 1, 2007	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the forty weeks ended July 6, 2008 and fiscal year ended September 30, 2007	5

Consolidated Statements of Cash Flows (unaudited), for the forty weeks ended July 6, 2008 and July 1, 2007	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II. Other Information

Item 1. Legal Proceedings	31

Item 5. Other Information	32

Item 6. Exhibits	34

Signature	35

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

July 6, 2008 and September 30, 2007

(In thousands)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$24,917	$—
Restricted cash	2,367	2,310
Accounts receivable	127,618	105,209
Proceeds receivable for divestiture	—	165,054
Merchandise inventories	316,086	288,112
Prepaid expenses and other current assets	35,538	40,402
Deferred income taxes	73,275	66,899
Total current assets	579,801	667,986
Property and equipment, net of accumulated depreciation and amortization	1,847,453	1,666,559
Goodwill	682,758	668,850
Intangible assets, net of accumulated amortization	82,297	97,683
Deferred income taxes	111,258	104,877
Other assets	10,439	7,173
Total assets	$3,314,006	$3,213,128

	2008	2007
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$372	$24,781
Accounts payable	179,749	225,728
Accrued payroll, bonus and other benefits due team members	201,124	181,290
Dividends payable	28,057	25,060
Other current liabilities	305,189	315,491
Total current liabilities	714,491	772,350
Long-term debt and capital lease obligations, less current installments	840,093	736,087
Deferred lease liabilities	189,725	152,552
Other long-term liabilities	64,871	93,335
Total liabilities	1,809,180	1,754,324
Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 140,286 and 143,787 shares issued, 140,285 and 139,240 shares outstanding in 2008 and 2007, respectively	1,062,546	1,232,845
Common stock in treasury, at cost	—	(199,961)
Accumulated other comprehensive income	4,360	15,722
Retained earnings	437,920	410,198
Total shareholders’ equity	1,504,826	1,458,804
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,314,006	$3,213,128

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 6,	July 1,	July 6,	July 1,
	2008	2007	2008	2007
Sales	$1,841,242	$1,514,420	$6,164,993	$4,848,361
Cost of goods sold and occupancy costs	1,208,495	976,130	4,054,290	3,154,840
Gross profit	632,747	538,290	2,110,703	1,693,521
Direct store expenses	490,188	394,713	1,631,466	1,256,805
General and administrative expenses	60,689	49,003	215,759	150,591
Pre-opening and relocation costs	17,781	14,995	49,789	46,913
Operating income	64,089	79,579	213,689	239,212
Interest expense	(8,094)	(24)	(28,113)	(31)
Investment and other income	1,495	2,223	5,430	8,837
Income before income taxes	57,490	81,778	191,006	248,018
Provision for income taxes	23,571	32,711	77,984	99,207
Net income	$33,919	$49,067	$113,022	$148,811

Basic earnings per share	$0.24	$0.35	$0.81	$1.06
Weighted average shares outstanding	140,231	140,061	139,766	140,411

Diluted earnings per share	$0.24	$0.35	$0.81	$1.05
Weighted average shares outstanding, diluted basis	140,322	141,250	140,308	142,366

Dividends declared per share	$0.20	$0.18	$0.60	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Forty weeks ended July 6, 2008 and fiscal year ended September 30, 2007

(In thousands)

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 24, 2006	139,607	$1,147,872	$(99,964)	$6,975	$349,260	$1,404,143
Net income	—	—	—	—	182,740	182,740
Foreign currency translation adjustments	—	—	—	8,824	—	8,824
Change in unrealized loss on investments, net of income taxes	—	—	—	(77)	—	(77)
Comprehensive income						191,487
Dividends ($0.87 per share)	—	—	—	—	(121,802)	(121,802)
Issuance of common stock pursuant to team member stock plans	1,961	52,925	—	—	—	52,925
Purchase of treasury stock	(2,542)	—	(99,997)	—	—	(99,997)
Excess tax benefit related to exercise of team member stock options	—	13,187	—	—	—	13,187
Share-based payments expense	—	13,175	—	—	—	13,175
Conversion of subordinated debentures	214	5,686	—	—	—	5,686
Balances at September 30, 2007	139,240	1,232,845	(199,961)	15,722	410,198	1,458,804
Net income	—	—	—	—	113,022	113,022
Foreign currency translation adjustments	—	—	—	(3,619)	—	(3,619)
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(7,743)	—	(7,743)
Comprehensive income						101,660
Dividends ($0.60 per share)	—	—	—	—	(84,012)	(84,012)
Issuance of common stock pursuant to team member stock plans	1,039	17,206	—	—	—	17,206
Retirement of treasury stock	—	(199,961)	199,961	—	—	—
Excess tax benefit related to exercise of team member stock options	—	4,442	—	—	—	4,442
Share-based payments expense	—	7,599	—	—	—	7,599
Cumulative effect of new accounting standard adoption (Note 8)	—	—	—	—	(1,288)	(1,288)
Other	6	415	—	—	—	415
Balances at July 6, 2008	140,285	$1,062,546	$—	$4,360	$437,920	$1,504,826

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 6,	July 1,
	2008	2007
Cash flows from operating activities:
Net income	$113,022	$148,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,386	137,643
Loss on disposition of fixed assets	2,823	3,562
Share-based payments expense	7,599	10,687
Deferred income tax benefit	(6,693)	(13,553)
Excess tax benefit related to exercise of team member stock options	(5,162)	(11,609)
Deferred lease liabilities	35,044	9,950
Other	6,240	6,507
Net change in current assets and liabilities:
Accounts receivable	(22,382)	3,066
Merchandise inventories	(36,006)	(42,278)
Prepaid expense and other current assets	1,240	2,828
Accounts payable	(49,335)	16,128
Accrued payroll, bonus and other benefits due team members	19,144	11,976
Other current liabilities	16,990	17,460
Net change in other long-term liabilities	(4,719)	807
Net cash provided by operating activities	267,191	301,985
Cash flows from investing activities:
Development costs of new store locations	(282,529)	(272,923)
Other property and equipment expenditures	(109,671)	(109,937)
Proceeds from hurricane insurance	1,500	—
Acquisition of intangible assets	(1,502)	(22,351)
Purchase of available-for-sale securities	(194,316)	(270,206)
Sale of available-for-sale securities	194,316	440,818
Decrease (increase) in restricted cash	(57)	57,785
Payment for purchase of acquired entities, net	(20,130)	(3,841)
Proceeds received from divestiture, net	163,913	—
Other investing activities	(3,175)	(451)
Net cash used in investing activities	(251,651)	(181,106)
Cash flows from financing activities:
Dividends paid	(81,015)	(71,711)
Issuance of common stock	18,019	47,742
Purchase of treasury stock	—	(99,997)
Excess tax benefit related to exercise of team member stock options	5,162	11,609
Proceeds from long-term borrowings	174,000	—
Payments on long-term debt and capital lease obligations	(107,050)	(65)
Other financing activities	261	—
Net cash provided by (used in) financing activities	9,377	(112,422)
Net change in cash and cash equivalents	24,917	8,457
Cash and cash equivalents at beginning of period	—	2,252
Cash and cash equivalents at end of period	$24,917	$10,709

Supplemental disclosures of cash flow information:
Interest paid	$33,230	$232
Federal and state income taxes paid	$85,119	$107,926
Non-cash transactions:
Conversion of convertible debentures into common stock, net of fees	$154	$5,686

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

July 6, 2008

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

(3) Business Combination

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”), a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas and Capers Community Market in British Columbia. To fund the transaction, we entered into a five-year $700 million senior term loan agreement. We also signed a new five-year $250 million revolving credit agreement that was increased to $350 million during the third quarter of fiscal year 2008, which replaced our existing $200 million revolver. Wild Oats results of operations are included in our consolidated financial statements for the period beginning August 28, 2007 through July 6, 2008. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. During fiscal year 2008, the Company finalized the sale price, which effectively reduced total proceeds by approximately $1.1 million.  Regarding the other 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed 17 stores, and currently intends to close one additional store and relocate an additional five stores as existing Whole Foods Market sites in development open through fiscal year 2010.

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

On July 29, 2008, the United States Court of Appeals for the District of Columbia Circuit reversed the August 16, 2007 decision of the United States District Court for the District of Columbia which had denied the Federal Trade Commission’s (“FTC”) motion for a preliminary injunction against the acquisition of Wild Oats Markets by Whole Foods Market, and remanded the case to the District Court for further proceedings consistent with the appellate decision.  On the same day, the Court of Appeals issued an Order directing the Clerk of the Court of Appeals to withhold issuance of the mandate in the case until seven days after disposition of any timely petition for rehearing or petition for rehearing en banc.  D.C. Circuit rules provide that any petition for rehearing or petition for rehearing en banc in this case be made within 45 days after entry of judgment, unless an order shortens or extends the time.  Further proceedings in the District Court cannot take place until after issuance of this mandate.   Whole Foods Market has not yet determined whether to file a petition for rehearing or petition for rehearing en banc.

On August 8, 2008, the FTC issued an Order rescinding the stay of its administrative proceeding against Whole Foods Market, requiring Whole Foods Market and Complaint Counsel to file a joint case management statement by August 14, 2008, and setting a scheduling conference for August 18, 2008.  The FTC had previously filed a complaint commencing its administrative proceeding on June 28, 2007.  This complaint included a notice of contemplated relief indicating that, should the FTC prevail in its administrative proceeding, it would seek relief against Whole Foods Market, which could include (i) an order directing Whole Foods Market to divest Wild Oats in a manner that restores Wild Oats as a viable independent competitor in specified markets, (ii) a prohibition against any transaction between Whole Foods Market and Wild Oats that combines their operations in specified markets except with prior FTC approval, (iii) a requirement that Whole Foods Market provide prior notice to the FTC of any contemplated acquisition, merger, consolidation or other business combination with a company operating premium and natural organic supermarkets, (iv) the filing by Whole Foods Market of periodic compliance reports with the FTC or (v) any other relief appropriate to remedy the anticompetitive effects of the transaction between Whole Foods Market and Wild Oats.  The FTC stayed its administrative proceeding on August 7, 2007 in light of the pendency of the federal court proceedings.

On August 12, 2008, the FTC issued an Order extending the time for submission of the joint case management statement to August 28, 2008 and rescheduling the proposed scheduling conference for September 8, 2008.   Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or assess the financial implications of any judgment or order that may arise from them.

Direct Costs of the Acquisition

Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

At July 6, 2008, the Company had approximately $13.7 million accrued for legal and professional fees associated with the FTC proceedings.

Purchase Price Allocation

The purchase price of the acquired operations was comprised of (in thousands):

Cash payment to Wild Oats shareholders	$564,726
Direct costs of the acquisition	51,642
Total purchase price	$616,368

The acquisition was accounted for under the purchase method of accounting with Whole Foods Market treated as the acquiring entity in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the consideration paid by Whole Foods Market to complete the acquisition has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including purchase price adjustments since the initial purchase price allocation (in thousands):

	Initial		Purchase
	Purchase	Purchase	Price
	Price	Price	Allocation
	Allocation	Adjustments	at July 6, 2008
Current assets	$52,094	$(55)	$52,039
Property and equipment	77,107	(12,636)	64,471
Goodwill	558,056	11,209	569,265
Intangible assets	40,607	(7,254)	33,353
Deferred income taxes	67,793	2,416	70,209
Other assets	339	—	339
Assets held for sale	172,256	(1,141)	171,115
Total assets acquired	968,252	(7,461)	960,791
Current liabilities	145,666	483	146,149
Long-term debt	134,126	—	134,126
Other liabilities	82,321	(25,375)	56,946
Liabilities held for sale	7,202	—	7,202
Total liabilities assumed	369,315	(24,892)	344,423
Net assets acquired	$598,937	$17,431	$616,368

The purchase price adjustments relate primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007 resulting in the Company’s decision to close seven additional Wild Oats store locations, and adjustments to the fair values of certain assets and store closure reserves. The store closure reserves related to Wild Oats locations were reduced by approximately $25.0 million as discussed in Note 5 to the consolidated financial statements, “Reserves for Closed Properties.” Additional adjustments to the purchase price allocation, totaling approximately $4.3 million, include changes in certain tax assets and liabilities primarily related to amounts finalized in connection with tax filings.

Estimated fair values of intangible assets acquired are as follows (in thousands):

		Weighted Average
	Estimated	Useful Lives
	Fair Value	(Years)
Non-amortizing:
Liquor licenses	$1,165
Amortizing:
Trade and brand names	6,579	1
Favorable operating leases	25,609	18
Total amortizing	32,188	14
Total	$33,353

Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of approximately one to 33 years.

In connection with the acquisition, the Company recognized liabilities totaling approximately $8.4 million for estimated costs associated with plans to involuntarily terminate certain team members of Wild Oats, contract termination fees and other legal reserves totaling approximately $11.4 million, and estimated costs to close certain store locations totaling approximately $67.6 million. There have been no adjustments to date to the team member termination liabilities. Estimated contract termination fees and other legal reserves increased approximately $2.3 million during fiscal year 2008. As of July 6, 2008, team member termination liabilities and contract termination fee and other legal reserves were approximately $0.1 million and $8.4 million, respectively, as a result of adjustments and payments made during the fiscal year. We expect involuntary team member terminations and contract termination activities to be substantially completed by the end of fiscal year 2008. Store closure reserves are discussed further in Note 5 to the consolidated financial statements, “Reserves for Closed Properties.”

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

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $1.2 million. These leases have an estimated weighted average life of approximately 14 years and are included in other liabilities.

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

Transition Services Agreement

In connection with the sale of the Henry’s and Sun Harvest stores, Whole Foods Market entered into a transition services agreement (“TSA”) with Smart & Final under which Whole Foods Market has and will continue to provide certain general and administrative services for the 35 stores for up to two years. The TSA provides for payments to the Company calculated for each service area as a certain percentage of total monthly sales of the Henry’s and Sun Harvest locations, initially totaling 1.75% of total monthly sales for all services provided under the agreement. The Company anticipates that the revenue associated with the agreement will be approximately equal to its incremental cost of providing the support. During the forty weeks ended July 6, 2008, the Company earned approximately $3.4 million in TSA fees which are included on the accompanying Consolidated Statements of Operations under the caption “General and administrative expenses.” At the end of the third quarter of fiscal year 2008, all services related to the support agreement were substantially complete, except the licensure of the Wild Oats private label brand which will end no later than September 29, 2009.

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

Due to differences in accounting calendars, the third quarter of fiscal year 2007 pro forma results of operations combines the twelve weeks ended July 1, 2007 for Whole Foods Market with the thirteen weeks ended June 30, 2007 for Wild Oats and the year-to-date pro forma results of operations for fiscal year 2007 combines the forty weeks ended July 1, 2007 for Whole Foods Market with the thirteen weeks ended December 30, 2006 and the twenty-six weeks ended June 30, 2007 for Wild Oats.

Pro forma results of operations are as follows (in thousands):

	Quarter-to-date	Year-to-date
	3rd Qtr 2007	3rd Qtr 2007
Sales	$1,722,380	$5,469,059
Net income	39,873	113,152
Earnings per share:
Basic	$0.28	$0.81
Diluted	$0.28	$0.79
Weighted average shares outstanding:
Basic	140,061	140,411
Diluted	141,250	142,366

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

(4) Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually on the first day of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. Given the challenging retail environment the Company is experiencing that appears to be negatively impacting our sales, goodwill and indefinite-lived intangible assets were evaluated for impairment during the third quarter of fiscal year 2008. There were no impairments of goodwill or indefinite-lived intangible assets during the forty week period ended July 6, 2008.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $0.6 million, consisting primarily of debt origination fees, and approximately $1.5 million, consisting primarily of acquired leasehold rights and debt origination fees, during the twelve and forty week periods ended July 6, 2008, respectively.  During the twelve and forty week periods ended July 1, 2007, we acquired definite-lived intangibles, consisting primarily of acquired leasehold rights, totaling approximately $4.7 million and $22.3 million, respectively.  Amortization associated with intangible assets totaled approximately $3.0 million and $10.0 million for the twelve and forty week periods ended July 6, 2008, respectively, and approximately $0.4 million and $1.3 million, respectively, for the same periods of the prior fiscal year. The components of intangible assets were as follows (in thousands):

	July 6, 2008		September 30, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,966	$—	$1,943	$—
Definite-lived contract-based	95,524	(16,717)	103,661	(14,650)
Definite-lived marketing-related and other	8,319	(6,795)	8,519	(1,790)
	$105,809	$(23,512)	$114,123	$(16,440)

Amortization associated with the net carrying amount of intangible assets at July 6, 2008 is estimated to be $2.9 million for the remainder of fiscal year 2008, $6.4 million in fiscal year 2009, $6.3 million in fiscal year 2010, $6.2 million in fiscal year 2011, $6.1 million in fiscal year 2012 and $5.0 million in fiscal year 2013.

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

Following is a summary of store closure reserves during the forty week periods ended July 6, 2008 and July 1, 2007 (in thousands):

	2008	2007
Beginning balance	$96,967	$39
Additions	4,460	2,416
Usage	(18,562)	(286)
Adjustments	(24,867)	(7)
Ending Balance	$57,998	$2,162

The beginning balance of fiscal year 2008 includes approximately $92.7 million of store closure reserves for Wild Oats locations that were recorded in connection with the acquisition during the fourth quarter of fiscal year 2007. During the forty week period ended July 6, 2008, the Wild Oats store closure reserves were adjusted by approximately $25.0 million as part of the final purchase price allocation. The purchase price adjustments relate primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007, resulting in the Company’s decision to close seven additional Wild Oats store locations and adjustments to the fair values of certain assets and store closure reserves.

(6) Long-Term Debt

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of July 6, 2008, based on the Company’s Moody’s and S&P rating. Subsequent to the end of the third quarter of fiscal year 2008, the LIBOR margin applicable to our term loan increased to 1.375% due to a downgrade in our corporate credit rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates.

During fiscal year 2007, we also replaced our previous revolving credit facility with a new $250 million revolving line of credit that extends to 2012. During the third quarter of fiscal year 2008, the Company exercised the accordion feature available under the revolving credit facility to increase the aggregate commitment to $350 million and amend certain debt covenants contained in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of the alternative base rate or the LIBOR plus an applicable margin, 1.125% at July 6, 2008, based on the Company’s Moody’s and S&P rating. As of July 6, 2008 and September 30, 2007, the Company had $106 million and $17 million, respectively, drawn under the revolving credit facility. The amount available to the Company under the agreement was effectively reduced to $164.0 million by outstanding letters of credit totaling approximately $80.0 million and amounts drawn at July 6, 2008.  At July 6, 2008 and September 30, 2007, we were in compliance with all applicable debt covenants. Subsequent to the end of the third quarter of fiscal year 2008, the Company made additional draws on the line and currently has $136.0 million outstanding and approximately $134.7 million available on its revolving credit facility.  Additionally, the LIBOR margin applicable to our revolving credit facility increased to 1.5% due to a downgrade in our corporate credit rating.

During the forty week periods ended July 6, 2008 and July 1, 2007, approximately 250 and 10,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 6,000 and 215,000 shares, respectively, of Company common stock. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $21.8 million were outstanding at September 30, 2007 and were repaid during the first quarter of fiscal year 2008. The zero coupon convertible subordinated debentures had a carrying amount of approximately $2.7 million and $24.5 million at July 6, 2008 and September 30, 2007, respectively.

(7) Derivative Instruments

During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage exposure to interest rate fluctuations.

The Company had accumulated net derivative losses of approximately $7.7 million, net of taxes, in other comprehensive income as of July 6, 2008, related to this effective cash flow hedge.

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

We are currently under audit by various tax authorities.  During the third quarter of fiscal year 2008, we finalized certain state income tax examinations which resulted in a reduction of $1.1 million to the Company’s unrecognized tax benefits. However, with regard to the remaining open examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions.

(9) Shareholders’ Equity

Dividends

Following is a summary of dividends declared during the forty weeks ended July 6, 2008 and fiscal year 2007 (in thousands, except per share amounts):

Date of	Dividend	Date of	Date of	Total
Declaration	per Share	Record	Payment	Amount
Fiscal year 2008:
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901
March 10, 2008	0.20	April 11, 2008	April 22, 2008	28,041
June 11, 2008	0.20	July 11, 2008	July 22, 2008	28,057	(1)

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,071

(1)       Dividend accrued at July 6, 2008

Subsequent to the end of the third quarter of fiscal year 2008, the Company’s Board of Directors suspended it quarterly cash dividend for the foreseeable future.

Treasury Stock

On July 31, 2008, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total authorization to $400 million through November 8, 2009 and the current remaining authorization to approximately $200 million. At September 30, 2007, the Company held in treasury approximately 4.5 million shares of common stock.  The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million. During the first quarter of fiscal year 2008, the Company retired all shares held in treasury. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

(10) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized losses on marketable securities, unrealized losses on cash flow hedge instruments, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 6,	July 1,	July 6,	July 1,
	2008	2007	2008	2007
Net income	$33,919	$49,067	$113,022	$148,811
Foreign currency translation adjustment, net	352	4,989	(3,619)	4,345
Unrealized gain (loss) on investments, net	—	9	—	(77)
Unrealized gain (loss) on cash flow hedge instruments, net	7,031	—	(7,743)	—
Comprehensive income	$41,302	$54,065	$101,660	$153,079

At July 6, 2008, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $12.1 million and unrealized losses on cash flow hedge instruments of approximately $7.7 million, net of related income tax effect of approximately $4.9 million.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 6,	July 1,	July 6,	July 1,
	2008	2007	2008	2007
Net income (numerator for basic earnings per share)	$33,919	$49,067	$113,022	$148,811
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	18	19	61	77
Adjusted net income (numerator for diluted earnings per share)	$33,937	$49,086	$113,083	$148,888
Weighted average common shares outstanding (denominator for basic earnings per share)	140,231	140,061	139,766	140,411
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	91	97	92	122
Assumed exercise of stock options	—	1,092	450	1,833
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	140,322	141,250	140,308	142,366

Basic earnings per share	$0.24	$0.35	$0.81	$1.06

Diluted earnings per share	$0.24	$0.35	$0.81	$1.05

The computations of diluted earnings per share for twelve and forty week periods ended July 6, 2008 does not include options to purchase approximately 13.6 million shares and 12.2 million shares of common stock, respectively, due to their antidilutive effect and approximately 10.5 million shares and 10.7 million shares, respectively, for the same periods of the prior fiscal year.

(12) Share-Based Payments

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2007 Stock Incentive Plan.  Under this plan, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The market value of the stock is determined as the closing stock price at the grant date.  On July 6, 2008 and September 30, 2007 there were approximately 4.2 million and 5.5 million shares, respectively, of our common stock available for future stock option grants.

As of July 6, 2008 there was approximately $32.3 million of unrecognized share-based payments expense related to nonvested stock options, net of estimated forfeitures, related to approximately 3.6 million shares.  We anticipate this expense to be recognized over a weighted average period of 2.05 years.  To the extent the forfeiture rate is different than what we have anticipated, share-based payments expense related to these awards will differ from our expectations.

Share-based payments expense recognized during the twelve and forty weeks ended July 6, 2008 totaled approximately $2.2 million and $7.6 million, respectively, and consisted entirely of stock option expense.  Share-based payments expense recognized during the twelve and forty weeks ended July 1, 2007 totaled approximately $4.2 million and $10.7 million, respectively. During the forty weeks ended July 1, 2007, share-based payments expense consisted of stock option expense of approximately $10.4 million and team member stock purchase plan discounts of $0.3 million.  Included in total share-based payments expense for the twelve and forty weeks ended July 1, 2007 is $2.0 million and $4.4 million, respectively, related to the acceleration of stock options in September 2005.

Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 6,	July 1,	July 6,	July 1,
	2008	2007	2008	2007
Cost of goods sold and occupancy costs	$49	$209	$148	$424
Direct store expenses	982	2,339	3,899	5,790
General and administrative expenses	1,216	1,620	3,552	4,473
Share-based payments expense before income taxes	2,247	4,168	7,599	10,687
Income tax benefit	735	1,245	2,871	3,168
Net share-based payments expense	$1,512	$2,923	$4,728	$7,519

On May 23, 2008, the Company issued its annual grant of options to team members and directors.  The Company also issued 4,500 stock options to the Whole Planet Foundation.  Share-based payments expense of approximately $35,000 was recognized during the twelve and forty weeks ended July 6, 2008 for the grant to the Whole Planet Foundation which was included in the line item “General and administrative expenses” in the table above.  The following table summarizes option activity during the first three quarters of fiscal year 2008:

			Weighted
	Number	Weighted	Average	Aggregate
	of Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding options at September 30, 2007	17,211	$49.80
Options granted	2,239	27.63
Options exercised	(973)	15.73
Options forfeited	(128)	47.21
Options expired	(695)	55.71
Outstanding options at July 6, 2008	17,654	$48.65	3.58	$53
Options vested and expected to vest	17,143	$49.06	3.55	$53
Exercisable options at July 6, 2008	13,566	$51.90	3.37	$53

The weighted average fair value of options granted during fiscal year 2008 was $6.44.  The aggregate intrinsic value of stock options at exercise, represented in the table above, was $20.9 million for the forty week period ended July 6, 2008.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Expected dividend yield	2.90%	1.80%
Risk-free interest rate	2.32%	4.75%
Expected volatility	36.73%	31.22%
Expected life, in years	3.38	3.29

Risk-free interest rate is based on the US Treasury yield curve on the date of the grant for the time period equal to the expected term. Expected volatility is calculated using a ratio of implied volatility based on comparable Long-Term Equity Anticipation Securities (“LEAPS”) and four-year historical volatilities. The Company determined the use of both implied volatility and historical volatility represents a more consistent and accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last four years. Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised halfway between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

In addition to the above valuation assumptions, SFAS No. 123R “Share-Based Payment” requires the Company to estimate an annual forfeiture rate for unvested options and true up fair value expense accordingly.  The Company monitors actual forfeiture experience and adjusts the rate from time to time as necessary.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. Additionally, SFAS No. 160 amends certain consolidation procedures contained in Accounting Reporting Bulletin No. 51 “Consolidated Financial Statements” to make them consistent with the requirements of SFAS No. 141 “Business Combinations,” as revised. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and are applied prospectively, except for presentation and disclosure requirements, which will apply retrospectively.  SFAS No. 160 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  FSP No. FAS 142-3 is effective for the Company’s fiscal year ending September 26, 2010. We will evaluate the impact, if any, that the adoption of FSP No. FAS 142-3 could have on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Deb Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and specifies that such users should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of FSP No. APB 14-1 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of FSP No. APB 14-1 will have on our consolidated financial statements.

(14) Commitments and Contingencies

From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business which have not resulted in any material losses to date. Although management does not expect that the outcome in these proceedings will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable.  Therefore, we could incur judgments or enter into settlements of claims that could materially impact our results.

The Company has been contacted by the staff of the Securities and Exchange Commission advising the Company that it has concluded its inquiry related to online financial message board postings related to Whole Foods Market and Wild Oats Markets and that no enforcement action has been recommended against the Company or any individual.

On July 29, 2008, the United States Court of Appeals for the District of Columbia Circuit reversed the August 16, 2007 decision of the United States District Court for the District of Columbia which had denied the FTC motion for a preliminary injunction against the acquisition of Wild Oats Markets by Whole Foods Market, and remanded the case to the District Court for further proceedings consistent with the appellate decision. In addition, the FTC is currently pursuing an administrative proceeding concerning our recent acquisition of Wild Oats Markets. These proceedings are discussed in further detail in Note 3 to the consolidated financial statements, “Business Combination.” Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or assess the financial implications of any judgment or order that may arise from them.  The Company has not accrued any loss related to the outcome of these proceedings as of July 6, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Whole Foods Market, Inc. and its consolidated subsidiaries own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of July 6, 2008, we operated 271 stores organized into 11 geographic operating regions: 259 stores in 37 U.S. states and the District of Columbia; six stores in Canada; and six stores in the United Kingdom. We operate in one reportable segment, natural and organic foods supermarkets.

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”), a leading natural and organic foods retailer in North America, in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas, and Capers Community Market in British Columbia. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center. This sale was completed effective September 30, 2007 and the Company received net proceeds totaling approximately $164 million in fiscal year 2008. As of July 6, 2008, the Company has permanently closed 17 Wild Oats stores. The Company currently has 57 continuing Wild Oats stores. The Company is making investments to raise the Wild Oats stores up to our high standards, including investments in repairs and maintenance of the stores, lower prices, an expanded perishables offering and increased labor. Wild Oats results of operations are included in our Consolidated Statements of Operations for the forty weeks ended July 6, 2008 and are not included in our Consolidated Statements of Operations for the forty weeks ended July 1, 2007.

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

Overview

Whole Foods Market is experiencing a challenging retail environment caused by a number of ongoing factors including the general economic environment in the United States. Consumer confidence measures in June 2008 hit their lowest levels in more than a decade. We believe American consumers are spending less as they are faced with more expensive fuel and food costs, lower home values and less available credit. Our growth in comparable stores and identical store sales was 2.6 percent and 1.9 percent, respectively, in the third quarter of fiscal year 2008. Our comparable store sales increase for the third quarter was almost entirely driven by increased average basket size with only a slight increase year over year in our transaction count. We believe that the economic hardships consumers are facing are impacting their behavior in various ways, from making fewer trips to making more conscious value decisions.

The Company’s business model has been highly successful, and we remain very confident in our growth prospects as the market for natural and organic products continues to grow and as our Company continues to evolve. However, the challenging current economic environment appears to be negatively impacting our sales. Current economic factors, combined with our commitment to maintaining financial flexibility and investing prudently in our long-term growth, have led the Company to take a more conservative approach to our growth and business strategy over the short term. The Company recently announced a conservative growth and fiscal strategy over the short term including the following key components:

•                  Reducing the number of stores expected to open in fiscal year 2009 to approximately 15 and reducing all discretionary capital expenditure budgets not related to new stores by 50%. The Company is committed to actively managing its capital expenditures and does not intend to access the capital markets for additional funding in the foreseeable future;

•                  Implementing certain cost containment measures for the remainder of fiscal year 2008 and reducing expected general and administrative expenses to approximately 3.2% of sales in fiscal year 2009; and

•                  Suspending the Company’s quarterly cash dividend for the foreseeable future.

On July 29, 2008, the United States Court of Appeals for the District of Columbia Circuit reversed the August 16, 2007 decision of the United States District Court for the District of Columbia which had denied the Federal Trade Commission’s (“FTC”) motion for a preliminary injunction against the acquisition of Wild Oats Markets by Whole Foods Market, and remanded the case to the District Court for further proceedings consistent with the appellate decision.  On the same day, the Court of Appeals issued an Order directing the Clerk of the Court of Appeals to withhold issuance of the mandate in the case until seven days after disposition of any timely petition for rehearing or petition for rehearing en banc.  D.C. Circuit rules provide that any petition for rehearing or petition for rehearing en banc in this case be made within 45 days after entry of judgment, unless an order shortens or extends the time.  Further proceedings in the District Court cannot take place until after issuance of this mandate.   Whole Foods Market has not yet determined whether to file a petition for rehearing or petition for rehearing en banc.

On August 8, 2008, the FTC issued an Order rescinding the stay of its administrative proceeding against Whole Foods Market, requiring Whole Foods Market and Complaint Counsel to file a joint case management statement by August 14, 2008, and setting a scheduling conference for August 18, 2008.  The FTC had previously filed a complaint commencing its administrative proceeding on June 28, 2007.  This  complaint included a notice of contemplated relief indicating that, should the FTC prevail in its administrative proceeding, it would seek relief against Whole Foods Market, which could include (i) an order directing Whole Foods Market to divest Wild Oats in a manner that restores Wild Oats as a viable independent competitor in specified markets, (ii) a prohibition against any transaction between Whole Foods Market and Wild Oats that combines their operations in specified markets except with prior FTC approval, (iii) a requirement that Whole Foods Market provide prior notice to the FTC of any contemplated acquisition, merger, consolidation or other business combination with a company operating premium and natural organic supermarkets, (iv) the filing by Whole Foods Market of periodic compliance reports with the FTC or (v) any other relief appropriate to remedy the anticompetitive effects of the transaction between Whole Foods Market and Wild Oats.  The FTC stayed its administrative proceeding on August 7, 2007 in light of the pendency of the federal court proceedings.

On August 12, 2008, the FTC issued an Order extending the time for submission of the joint case management statement to August 28, 2008 and rescheduling the proposed scheduling conference for September 8, 2008.   Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or assess the financial implications of any judgment or order that may arise from them. The Company has not accrued any loss related to the outcome of these proceedings as of July 6, 2008.

Executive Summary

Sales for the third quarter of fiscal year 2008 increased approximately 21.6% to approximately $1.8 billion over approximately $1.5 billion for the same period of the prior fiscal year. Comparable store sales growth was 2.6%. Sales in identical stores increased approximately 1.9% for the twelve weeks ended July 6, 2008 over the same period of the prior fiscal year. Identical store sales exclude two relocated stores and two major store expansions from the comparable calculation to reduce the impact of square footage growth on the comparison.

General and administrative expenses as a percentage of sales increased to 3.3% in the third quarter of fiscal year 2008 over 3.2% for the same period of the prior fiscal year. This increase was largely due to the costs of integrating and supporting the Wild Oats stores, as well as front-loaded general and administrative expenditures to support future growth.

Net income for the third quarter totaled approximately $33.9 million and diluted earnings per share was $0.24.

Our capital expenditures for the quarter totaled approximately $124.9 million, of which approximately $109.9 million was for new store development and approximately $15.0 million was for remodels and other additions. During the third quarter, we opened four new stores in Hillsboro, OR; Orlando, FL; St. Louis, MO and Reno, NV and re-opened a remodeled Wild Oats store in Medford, MA. We closed five Wild Oats stores during the third quarter, including two in connection with the opening of new Whole Foods Market stores. We ended the quarter with 271 stores totaling approximately 9.6 million square feet. Subsequent to the end of the quarter, the Company opened two new stores in New York City, NY and Naperville, IL and relocated one store in Rochester Hills, MI.

At the end of the third quarter of fiscal year 2008, the Company had total debt of approximately $840.5 million, including $106 million in borrowings on the Company’s revolving line of credit.

On June 11, 2008, the Company’s Board of Directors approved a quarterly dividend of $0.20 per share, totaling approximately $28.1 million that was paid subsequent to the end of the third quarter on July 22, 2008 to shareholders of record on July 11, 2008.

Effective August 28, 2007, the Company completed the acquisition of Wild Oats, a leading natural and organic foods retailer in North America. Sales at the Wild Oats stores in operation during the third quarter were $168.3 million, or 9.1% of total sales, and comparable store sales increased 5.4%. The Company closed five Wild Oats stores during the quarter, two of which were in connection with the opening of new Whole Foods Market stores, and re-opened one Wild Oats store that had been closed for a major renovation. Sales for the 57 continuing stores were $164.2 million in the third quarter, and comparable store sales growth was 5.4%. In the 38 stores we have rebranded thus far, sales growth has increased from 6% before rebranding to 12% after.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 6,	July 1,	July 6,	July 1,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.6	64.5	65.8	65.1
Gross profit	34.4	35.5	34.2	34.9
Direct store expenses	26.6	26.1	26.5	25.9
General and administrative expenses	3.3	3.2	3.5	3.1
Pre-opening and relocation costs	1.0	1.0	0.8	1.0
Operating income	3.5	5.3	3.5	4.9
Interest expense	(0.4)	—	(0.5)	—
Investment and other income	0.1	0.1	0.1	0.2
Income before income taxes	3.1	5.4	3.1	5.1
Provision for income taxes	1.3	2.2	1.3	2.0
Net income	1.8%	3.2%	1.8%	3.1%

Figures may not add due to rounding.

Sales increased approximately 21.6% and 27.2% for the twelve and forty weeks ended July 6, 2008, respectively, over the same periods of the prior fiscal year. Comparable store sales increased approximately 2.6% and 6.4% for the twelve and forty weeks ended July 6, 2008, respectively. Perishable product sales accounted for approximately 67% of our total retail sales during the third quarter of fiscal year 2008. Acquired stores will enter the comparable store sales base in the fifty-third full week following the date of the merger. As of July 6, 2008, there were 195 locations in the comparable store base. Identical store sales for the twelve weeks ended July 6, 2008, which exclude two relocated stores and two major expansions, increased approximately 1.9%. Identical store sales for the forty weeks ended July 6, 2008, which exclude five relocated stores and three major expansions, increased approximately 4.9%. The sales increase contributed by stores open less than fifty-two weeks totaled approximately $139.4 million and $549.8 million for the twelve and forty weeks ended July 6, 2008. Sales at Wild Oats stores totaled approximately $168.3 million and $582.5 million for the twelve and forty weeks ended July 6, 2008. For the first four weeks of the fourth quarter of fiscal year 2008, comparable store sales increased 1.5% and identical store sales increased 0.9%. Comparable sales at the 57 continuing Wild Oats stores increased 7.2% over the same period. If the Company’s comparable store sales growth for the fourth quarter is in line with or slightly below these results, comparable store sales growth for fiscal year 2008 would be approximately 5%. Total sales growth, on a 52-week to 52-week basis, would be approximately 12% for the fourth quarter and approximately 23% for fiscal year 2008. Sales in the fourth quarter of fiscal year 2007 included five weeks of the continuing Wild Oats stores, all subsequently closed Wild Oats stores, and divested Henry’s and Sun Harvest stores.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 6, 2008 was approximately 34.4% and 34.2%, respectively, compared to approximately 35.5% and 34.9%, respectively for the same periods of the prior fiscal year. Factors contributing to these decreases in gross profit for the twelve and forty weeks ended July 6, 2008 compared to the same periods of the prior fiscal year include some delays in passing on higher commodity costs to consumers, higher utility costs and increased promotional activity year over year. We are continuing to make selective price investments.  We believe that strengthening our price image on commodity-type branded products to broaden our appeal is not only the right long-term strategy, but the right short-term strategy particularly in today’s market.  We are fortunate that we continue to find many opportunities to lower our cost of goods sold to help offset these price investments and minimize the gross margin impact. Additionally, our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation. Due to seasonality, the Company’s gross profit margin is typically lower in the first quarter than the remaining three quarters of the fiscal year. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales were approximately 26.6% and 26.5% for the twelve and forty weeks ended July 6, 2008, respectively, compared to approximately 26.1% and 25.9%, respectively, for the same periods of the prior fiscal year. Factors contributing to these increases in direct store expenses for the twelve and forty weeks ended July 6, 2008 compared to the same periods of the prior fiscal year include relatively higher percentages of sales from new and acquired stores, which have a lower contribution than existing stores, investments in labor and benefits at the acquired stores and increases in health care costs as a percentage of sales. Direct store expenses as a percentage of sales tend to be higher for new and acquired stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales were approximately 3.3% and 3.5% for the twelve and forty weeks ended July 6, 2008, respectively, compared to approximately 3.2% and 3.1%, respectively, for the same periods of the prior fiscal year. This year-over-year increase is due mainly to the costs of integrating and supporting the Wild Oats stores, including an increase in headcount in the global and regional offices related primarily to the cost of fully staffing the Company’s three smallest regions which gained the greatest number of stores in the merger as a percentage of their existing store base; and an increase in legal and professional fees as a percentage of sales. In connection with the Company’s recently announced conservative growth and fiscal strategy over the short term, the Company has implemented certain cost containment measures for the remainder of fiscal year 2008 and reducing expected general and administrative expenses to approximately 3.2% of sales in fiscal year 2009.

Pre-opening costs include rent expense incurred during construction of new stores and other costs related to new store openings, which include costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred for six to 12 months prior to a store’s opening date. Other pre-opening costs are incurred primarily in the 30 days prior to a new store opening. Relocation costs consist of moving costs, remaining lease payments, accelerated depreciation costs and other costs associated with replaced stores or facilities. Store closure costs, including interest accretion related to store closing reserves of approximately $1.0 million and $4.2 million for the twelve and forty weeks ended July 6, 2008, respectively, are also included in relocation costs. Pre-opening and relocation costs as a percentage of sales were approximately 1.0% and 0.8% for the twelve and forty weeks ended July 6, 2008, respectively, compared to approximately 1.0% for each of the same periods of the prior fiscal year. The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 6,	July 1,	July 6,	July 1,
	2008	2007	2008	2007
New stores	4	2	12	10
Relocated stores	—	1	—	3

Interest expense for the twelve and forty weeks ended July 6, 2008 increased approximately $8.1 million and $28.1 million, respectively, over the same periods of the prior fiscal year due primarily to interest expense related to the $700 million term loan to finance the acquisition of Wild Oats Markets and increased borrowings on the Company’s revolving line of credit. Investment and other income for the twelve and forty weeks ended July 6, 2008 totaled approximately $1.5 million and $5.4 million, respectively, compared to approximately $2.2 million and $8.8 million, respectively, for the same periods of the prior fiscal year.

Share-based payments expense recognized during the twelve and forty weeks ended July 6, 2008 totaled approximately $2.2 million and $7.6 million, respectively compared to approximately $4.2 million and $10.7 million respectively, for the same periods of the prior fiscal year. Included in total share-based payments expense during the forty weeks ended July 1, 2007 is a $4.4 million charge related to the acceleration of stock options in September 2005 to adjust for actual experience.

Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 6,	July 1,	July 6,	July 1,
	2008	2007	2008	2007
Cost of goods sold and occupancy costs	$49	$209	$148	$424
Direct store expenses	982	2,339	3,899	5,790
General and administrative expenses	1,216	1,620	3,552	4,473
Share-based payments expense before income taxes	2,247	4,168	7,599	10,687
Income tax benefit	735	1,245	2,871	3,168
Net share-based payments expense	$1,512	$2,923	$4,728	$7,519

The Company expects share-based payments expense of approximately $3 million to $4 million in the fourth quarter of fiscal year 2008.

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

Liquidity and Capital Resources and Changes in Financial Condition

We generated cash flows from operating activities totaling approximately $267.2 million during the forty weeks ended July 6, 2008 compared to approximately $302.0 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. During the forty weeks ended July 6, 2008, cash flows from operating activities were driven by a decline net income, offset by higher non-cash expenses and changes in operating working capital.

Net cash used in investing activities was approximately $251.7 million for the forty weeks ended July 6, 2008 compared to approximately $181.1 million for the same period of the prior fiscal year. During the forty weeks ended July 6, 2008 the Company received net proceeds totaling approximately $163.9 million from the sale of certain assets and liabilities related to the 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA acquired in the purchase of Wild Oats. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 6, 2008 totaled approximately $392.2 million, of which approximately $282.5 million was for new store development and approximately $109.7 million was for remodels and other additions. Capital expenditures for the forty weeks ended July 1, 2007 totaled approximately $382.9 million, of which approximately $272.9 million was for new store development and approximately $110.0 million was for remodels and other additions. The Company expects capital expenditures in the range of $160 million to $165 million in the fourth quarter of fiscal year 2008, resulting in a range of $552 million to $557 million for the full fiscal year, below the Company’s prior full-year estimated range of $575 million to $625 million due primarily to certain measures implemented in the third quarter to reduce discretionary capital expenditures not related to new stores. In connection with the Company’s recently announced conservative growth and fiscal strategy over the short term, the Company is reducing the number of stores expected to open in fiscal year 2009 to approximately 15 and reducing all discretionary capital expenditure budgets not related to new stores by 50%. The Company is committed to actively managing its capital expenditures and does not intend to access the capital markets for additional funding in the foreseeable future.

The following table provides additional information about the Company’s store openings in fiscal year 2007 and fiscal year-to-date through August 5, 2008, leases currently tendered but not opened, and total leases signed for stores scheduled to open through fiscal year 2012:

	Stores		Stores	Leases	Total Leases
	Opened		Opened	Tendered	Signed
	During		Through	as of	as of
	Fiscal Year		August 5,	August 5,	August 5,
	2007		2008	2008	2008(1)
Number of stores (including relocations)	21		14	20	80
Number of relocations	5		—	5	18
Number of lease acquisitions, ground leases, and acquired properties	4		4	7	10
New markets	3		—	4	14
Average store size (gross square feet)	56,500		54,400	47,600	51,000
As a percentage of existing store average size	167%		153%	134%	143%
Total square footage	1,185,800		761,500	952,000	4,135,000
As a percentage of existing square footage	13%		8%	10%	43%
Average tender period, in months	8.8		10.0
Average pre-opening expense per store (incl. rent)	$2.6 million	(2)
Average pre-opening rent per store	$0.9 million	(2)
Average development cost (excl. pre-opening)	$15.1 million	(2)
Average development cost per square foot	$278	(2)

(1) Includes leases tendered

(2) Pre-opening and development costs exclude Kensington in London, England.

The Company expects total pre-opening and relocation costs for the fourth quarter of fiscal year 2008 to be in the range of $20 million to $22 million.

Net cash provided by financing activities was approximately $9.4 million for the forty weeks ended July 6, 2008 compared to net cash used in financing activities totaling approximately $112.4 million for the same period of the prior fiscal year. Proceeds from long-term borrowings during the forty weeks ended July 6, 2008 totaled $174.0 million. Payments on long-term debt and capital lease obligations totaled approximately $107.1 million for the forty weeks ended July 6, 2008. Repurchases of Company common stock into treasury totaled approximately $100.0 million for the forty weeks ended July 1, 2007. Net proceeds to the Company from the exercise of team members’ stock options for the forty weeks ended July 6, 2008 totaled approximately $18.0 million compared to approximately $47.7 million for the same period of the prior fiscal year.

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin, 1% as of July 6, 2008, based on the Company’s Moody’s and S&P corporate credit rating. Subsequent to the end of the third quarter of fiscal year 2008, the LIBOR margin applicable to our term loan increased to 1.375% due to a downgrade in our corporate credit rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.

During fiscal year 2007, we also replaced our previous revolving credit facility with a new $250 million revolving line of credit that extends to 2012. During the third quarter of fiscal year 2008, the Company exercised the accordion feature available under the revolving credit facility to increase the aggregate commitment to $350 million and amend certain debt covenants contained in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of the alternative base rate or the LIBOR plus an applicable margin, 1.125% at July 6, 2008, based on the Company’s Moody’s and S&P corporate credit rating. Subsequent to the end of the third quarter of fiscal year 2008, the LIBOR margin applicable to our revolving credit facility increased to 1.5% due to a downgrade in our corporate credit rating. At July 6, 2008 and September 30, 2007, the Company had $106 million and $17 million, respectively, drawn under the revolving credit facility. The amount available to the Company under the agreement was effectively reduced to approximately $164.0 million by outstanding letters of credit totaling approximately $80.0 million and amounts drawn at July 6, 2008. At July 6, 2008 and September 30, 2007, we were in compliance with all applicable debt covenants.  Subsequent to the end of the third quarter of fiscal year 2008, the Company made additional draws on the line and currently has $136.0 million outstanding and approximately $134.7 million available on its revolving credit facility.

During the forty week periods ended July 6, 2008 and July 1, 2007, approximately 250 and 10,000 of the Company’s zero coupon convertible subordinated debentures, respectively, were converted at the option of the holders to approximately 6,000 and 215,000 shares, respectively, of Company common stock. The zero coupon convertible subordinated debentures had a carrying amount of approximately $2.7 million and $24.5 million at July 6, 2008 and September 30, 2007, respectively. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $21.8 million were outstanding at September 30, 2007 and were repaid during the first quarter of fiscal year 2008.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2028.

The Company expects interest expense, net of investment and other income, in the range of $8 million to $9 million in the fourth quarter of fiscal year 2008.

Following is a summary of dividends declared during the forty weeks ended July 6, 2008 and fiscal year 2007 (in thousands, except per share amounts):

Date of	Dividend	Date of	Date of	Total
Declaration	per Share	Record	Payment	Amount
Fiscal year 2008:
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901
March 10, 2008	0.20	April 11, 2008	April 22, 2008	28,041
June 11, 2008	0.20	July 11, 2008	July 22, 2008	28,057	(1)

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,071

(1)       Dividend accrued at July 6, 2008

Subsequent to the end of the third quarter of fiscal year 2008, the Company’s Board of Directors suspended the quarterly cash dividend for the foreseeable future.

On July 31, 2008, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total authorization to $400 million through November 8, 2009 and the current remaining authorization to approximately $200 million. At September 30, 2007, the Company held in treasury approximately 4.5 million shares of common stock.  The average price per share paid for shares held in treasury at September 30, 2007 was $43.98, for a total of approximately $200 million. During the first quarter of fiscal year 2008, the Company retired all shares held in treasury. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of July 6, 2008 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Long term debt obligations	$808,667	$—	$—	$808,667	$—
Estimated interest on long term debt obligations	164,415	43,174	79,685	41,556	—
Capital lease obligations (including interest)	41,620	2,087	4,178	4,186	31,169
Operating lease obligations (1)	6,268,637	260,205	645,623	660,603	4,702,206
Total	$7,283,339	$305,466	$729,486	$1,515,012	$4,733,375

(1) Amounts exclude taxes, insurance and other related expense

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007, the first day of fiscal year 2008. The amount of gross unrecognized tax benefits and related interest at July 6, 2008 was approximately $20.6 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at July 6, 2008 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 6 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our insurance and self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our insurance and self-insured liabilities at July 6, 2008, would have affected the Wild Oats purchase price allocation by approximately $1.2 million and would have affected net income by approximately $4.5 million for the forty weeks ended July 6, 2008.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our closed property reserves. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to adjustments that could be material. A 10% change in our closed property reserves at July 6, 2008, would have affected the Wild Oats purchase price allocation by approximately $5.7 million and would not have a material effect on net income for the forty weeks ended July 6, 2008.

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.2% and 81.7% of inventories at July 6, 2008 and September 30, 2007, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $28.0 million and $20.0 million at July 6, 2008 and September 30, 2007, respectively.  Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost was determined using the retail method and the item cost method for inventories in fiscal years 2008 and 2007. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our cost-to-retail ratios contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory mix, inventory spoilage and inventory shrink. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our cost-to-retail ratios. However, if estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our cost-to-retail ratios at July 6, 2008, would have affected net income by approximately $3.4 million for the forty weeks ended July 6, 2008.

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

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions.  At our 2007 annual meeting, shareholders approved a new Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the “Safe Harbor” provisions of SFAS No. 123R, “Share-Based Payment” and therefore is non-compensatory. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

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

If actual results are not consistent with the assumptions used, the share-based payments expense reported in our financial statements may not be representative of the actual economic cost of the share-based payments. A 10% change in our share-based payments expense for the forty weeks ended July 6, 2008, would have affected net income by approximately $0.5 million.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Part I. Item 1. Note 13 “Recent Accounting Pronouncements” to the consolidated financial statements.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the successful integration of acquired businesses into our operations, changes in overall economic conditions that impact consumer spending, the impact of competition, the ability to access additional capital as needed, the successful resolution of ongoing FTC matters, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate or the LIBOR rate plus an applicable margin based on the Company’s Moody’s and S&P rating. Our term loan does not give rise to significant fair value risk because it is a variable interest rate loan with revolving maturities which reflect market changes to interest rates. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding the applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.  As of July 6, 2008 the interest rate swap had a negative fair value of approximately $12.7 million.

Subsequent to the end of the third quarter of fiscal year 2008, the LIBOR margin applicable to our term loan and revolving credit facility increased to 1.375% and 1.5%, respectively, due to a downgrade in our corporate credit rating.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business which have not resulted in any material losses to date. Although management does not expect that the outcome in these proceedings will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable.  Therefore, we could incur judgments or enter into settlements of claims that could materially impact our results.

The Company has been contacted by the staff of the Securities and Exchange Commission (“SEC”) advising the Company that it has concluded its inquiry related to online financial message board postings related to Whole Foods Market and Wild Oats Markets and that no enforcement action has been recommended against the Company or any individual.

On July 29, 2008, the United States Court of Appeals for the District of Columbia Circuit reversed the August 16, 2007 decision of the United States District Court for the District of Columbia which had denied the Federal Trade Commission’s (“FTC”) motion for a preliminary injunction against the acquisition of Wild Oats Markets by Whole Foods Market, and remanded the case to the District Court for further proceedings consistent with the appellate decision.  On the same day, the Court of Appeals issued an Order directing the Clerk of the Court of Appeals to withhold issuance of the mandate in the case until seven days after disposition of any timely petition for rehearing or petition for rehearing en banc.  D.C. Circuit rules provide that any petition for rehearing or petition for rehearing en banc in this case be made within 45 days after entry of judgment, unless an order shortens or extends the time.  Further proceedings in the District Court cannot take place until after issuance of this mandate.   Whole Foods Market has not yet determined whether to file a petition for rehearing or petition for rehearing en banc.

On August 8, 2008, the FTC issued an Order rescinding the stay of its administrative proceeding against Whole Foods Market, requiring Whole Foods Market and Complaint Counsel to file a joint case management statement by August 14, 2008, and setting a scheduling conference for August 18, 2008.  The FTC had previously filed a complaint commencing its administrative proceeding on June 28, 2007.  This  complaint included a notice of contemplated relief indicating that, should the FTC prevail in its administrative proceeding, it would seek relief against Whole Foods Market, which could include (i) an order directing Whole Foods Market to divest Wild Oats in a manner that restores Wild Oats as a viable independent competitor in specified markets, (ii) a prohibition against any transaction between Whole Foods Market and Wild Oats that combines their operations in specified markets except with prior FTC approval, (iii) a requirement that Whole Foods Market provide prior notice to the FTC of any contemplated acquisition, merger, consolidation or other business combination with a company operating premium and natural organic supermarkets, (iv) the filing by Whole Foods Market of periodic compliance reports with the FTC or (v) any other relief appropriate to remedy the anticompetitive effects of the transaction between Whole Foods Market and Wild Oats.  The FTC stayed its administrative proceeding on August 7, 2007 in light of the pendency of the federal court proceedings.

On August 12, 2008, the FTC issued an Order extending the time for submission of the joint case management statement to August 28, 2008 and rescheduling the proposed scheduling conference for September 8, 2008.   Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or assess the financial implications of any judgment or order that may arise from them. The Company has not accrued any loss related to the outcome of these proceedings as of July 6, 2008. During the third quarter of fiscal year 2008, the Company accrued approximately $13.7 million for legal and professional fees associated with these matters.

Item 5. Other Information

(a)        The following recent developments are reported in this Form 10-Q:

Code of Business Conduct

On August 13, 2008, the Company’s Board of Directors amended our Code of Business Conduct in the following principal respects:

•                  To expand the scope of the “Gifts and Entertainment” section,

•                  To make the “Financial Interest in a Competitor” and “Media Inquiries” sections consistent with policies applicable to our Directors,

•                  To clarify and add additional restrictions relating to the “Donations and Other Payments” section, and

•                  To provide greater specificity to the “Online Forum” section.

A copy of our Code of Business Conduct, as amended, is publicly available on our Company website at www.wholefoodsmarket.com/investor/corporategovernance.

Amendment to Bylaws

On August 13, 2008, the Board of Directors approved certain amendments to the Company’s Bylaws, which are effective as of August 13, 2008.  The principal features of the amendments are as follows:

Advance Notice

The Bylaws were amended to modify Sections 3, 12 and 13 of Article II and to add a new Section 14 to Article II.  The amendments clarify the applicability of the Bylaws’ advance notice provisions to all shareholder nominations or recommendations and proposals of business (whether in respect of annual meetings or special meetings) and specify that these Bylaws are the exclusive means for a shareholder to submit business at a meeting, other than proposals governed by Rule 14a-8 of the federal proxy rules (which provide its own procedural requirements).

The procedures by which shareholders can nominate directors for election have been revised to provide that at special meetings at which the nomination of directors is on the meeting agenda, the shareholder seeking to nominate a director will be required to provide advance written notice of the nomination.  Notice would be required to be given not less than 120 calendar days prior to the date of the special meeting; however, if the first public announcement of the date of a special meeting is less than 130 days prior to the date of such special meeting, notice by the shareholder will be required to be so provided not later than 10 days following the day of the first public announcement of the special meeting.

In addition, the advance notice requirements with respect to annual and special meetings have been amended to require certain additional disclosures regarding the shareholders making proposals, nominations or recommendations, including disclosures of all ownership interests (including derivative interests) and rights to vote any shares of any security of the Company.  The amended Bylaws also require disclosures regarding the business proposed, or in the case of a nomination or recommendation of a director, all information that would be required to be disclosed in a proxy filing in a contested election, any compensation, agreements, arrangements and understandings between the nominee and the proposing shareholder, and a signed nominee questionnaire.  The amended Bylaws require that a shareholder making a director nomination or bringing other business at a shareholder meeting must not only be a shareholder at the time of notice, but also at the time of the meeting.

Written Consent Procedures

Under the Company’s Articles of Incorporation, shareholders may take corporate action by written consent.  Article II, Section 6 of the Bylaws sets forth procedures for fixing record dates for taking corporate action by written consent.  The Bylaw has been amended to require that (i) shareholders to act by written consent must request that the Company’s Board of Directors set a record date for shareholders entitled to consent, and (ii) the shareholder request must contain all information that the shareholder would be required to provide if the shareholder had been making a nomination or proposing business to be considered at a meeting of shareholders.  The Board of Directors is required to set a record date within 10 days of receiving a request.  If the Board of Directors does not set a record date within 10 days of receiving a request, the record date would be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Company.  In addition, Article II, Section 10 of the Bylaws has been amended to provide for the engagement of nationally recognized independent inspectors of election upon delivery to the Company of written consent(s).

Removal of Directors

Article III, Section 2 of the Bylaws, which pertains to vacancies occurring in the Board of Directors and removal of directors, has been amended to provide that shareholders holding a majority of shares entitled to vote at an election of directors may remove directors for cause only, as defined.

Indemnification

Article VII, Section 1 of the Bylaws, which pertains to the Company’s indemnification of officers, directors and other employees and agents, has been amended to clarify that the Company is permitted to advance expenses to an indemnified person in advance of the final disposition of a proceeding to the maximum extent permitted by Texas law.  In addition, the Bylaw has been amended to clarify that the rights to indemnification and advancement are contractual rights between the Company and each covered officer, director, employee or agent that vest upon the commencement of the covered person’s service to the Company, and that the indemnification and advancement provisions of the Bylaws may not be retroactively amended to adversely affect the rights of covered persons.

Amendment

Article IX of the Bylaws has been amended to provide that, in order for shareholders to approve an amendment to, or a Bylaw inconsistent with, certain Bylaw provisions, the amendment or inconsistent Bylaw must be approved by the affirmative vote of 75% of the outstanding shares.  This supermajority requirement applies to the advance notice bylaws, written consent procedures bylaws and vacancies bylaws, as described above, Article III, Section 1 of the Bylaws which pertains to the composition of the Board of Directors, Article VII of the Bylaws which pertains to indemnification, and Article IX of the Bylaws which pertains to bylaw amendments.

The foregoing description of the Bylaw amendments is qualified in its entirety by reference to the full text of the Company’s Bylaws, as amended, which are attached hereto as Exhibit 3.1 and are incorporated herein by reference.

Item 6. Exhibits

Exhibit	3.1	Amended and Restated Bylaws of the Registrant adopted August 13, 2008
Exhibit	10.1

First Amendment, dated June 2, 2008, of Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JP Morgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission.)

Exhibit	10.2	Amendment No. One to the Whole Foods Market 2007 Stock Incentive Plan
Exhibit	14.1	Code of Business Conduct of the Registrant, as amended August 13, 2008
Exhibit	31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit	31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)
Exhibit	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	August 15, 2008	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)