Form 10-K
period 2008-09-28
WHOLE FOODS MARKET INC
filed 2008-11-26
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2008

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

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

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

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 13, 2008 was $4,384,722,829.  The number of shares of the registrant’s common stock, no par value, outstanding as of November 21, 2008 was 140,318,304.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 16, 2009.

Whole Foods Market, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 28, 2008

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

PART I

Item 1.    Business.

General

Whole Foods Market is the world’s leading supermarket emphasizing natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concerns, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 28 years.

Whole Foods Market, Inc. is a Texas corporation incorporated in 1980. The Company is based in Austin, Texas and conducts business through various wholly owned subsidiaries. Unless otherwise specified, references to Whole Foods Market or the Company in this Report include its consolidated subsidiaries. We have one operating segment, supermarkets emphasizing natural and organic foods.

We opened our first store in Austin, Texas in 1980 and completed our initial public offering in January 1992. As of September 28, 2008, we operated 275 stores: 264 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. This includes 55 stores (net of closed and divested locations) acquired from Wild Oats Markets, Inc. (“Wild Oats”) on August 28, 2007: 52 stores in 20 U.S. states and three stores in Canada.

Our sales have grown rapidly through new store openings, acquisitions and comparable store sales growth, from approximately $92 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $8.0 billion in fiscal year 2008, a compounded annual growth rate of approximately 30%. We are a Fortune 500 company, ranking number 369 based on our fiscal year 2007 sales of approximately $6.6 billion. Our 275 stores average approximately 36,000 square feet in size, approximately $30 million in annual sales, and are approximately 8.5 years old on average. Our stores are supported by 11 regional offices and our Austin headquarters, regional distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, produce procurement centers, a confectionary, and a specialty coffee, tea procurement and brewing operation.

We aspire to become an international brand synonymous with not just natural and organic foods, but also with being the best food retailer in every community in which we are located. We believe our heavy emphasis on perishable products, along with our unparalleled customer service, is helping us reach that goal, differentiating our stores from other supermarkets and enabling us to attract a broad base of loyal customers. Perishable product sales accounted for approximately 67% of our total sales in fiscal year 2008. The following is a summary of annual percentage revenues by product category:

	2008	2007	2006
Grocery	33.2%	32.0%	31.5%
Prepared foods	19.3%	19.8%	19.6%
Other perishables	47.5%	48.3%	48.8%
Total sales	100.0%	100.0%	100.0%

Figures may not sum due to rounding.

The Natural and Organic Products Industry

According to a leading trade publication for the industry, sales of natural products across all retail and direct-to-consumer channels grew to approximately $62 billion in 2007, a 10% increase over the prior year. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

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

Natural foods can be defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic foods are grown through methods intended to support and enhance the earth’s natural balance. Generally, organic food products are produced using:

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

Whole Foods Market played an active leadership role in the development of the national organic standards. Margaret Wittenberg, our Global Vice President of Quality Standards and Public Affairs, served on the National Organic Standards Board (“NOSB”) from 1995 to 2000. The NOSB members were appointed by the Secretary of Agriculture to act as industry advisors to the USDA’s National Organic Program, developing the standards and protocols that form the backbone of the USDA’s Organic Rule. As the sole retail representative on the NOSB, Ms. Wittenberg contributed a broad, realistic perspective on how the standards could work most effectively at the retail level.

In fiscal year 2008, Ms. Wittenberg was selected to serve as one of four new members on the Board of Directors for The Organic Center, a nonprofit organization that advances peer-reviewed scientific research and information behind the health and environmental benefits of organic food and farming and communicates those benefits to the public.

Whole Foods Market has been devoted to protecting organic integrity for years, and we are pleased to have the USDA’s Organic Rule as a guiding standard. In May 2003, Whole Foods Market became America’s first national “Certified Organic” grocer through certification by a federally recognized independent third-party certification organization. This voluntary certification tells our customers that we have gone the extra mile by not only following the USDA’s Organic Rule, but following a strict set of operating procedures designed to ensure that the products we sell and label as organic are indeed organic – procedures that are not specifically required by the Organic Rule.

This certification verifies our handling of organic goods according to stringent national guidelines, from receipt through re-packing to final sale to customers. To receive certification, retailers must agree to adhere to a strict set of standards set forth by the USDA, submit documentation, and open their facilities to on-site inspections – all designed to assure Americans that the chain of organic integrity is preserved. The certification is one more example of our commitment to the promotion of organic agriculture and the integrity of the certified organic label.

Business Strategy

Whole Foods Market is the world’s leading supermarket emphasizing natural and organic foods. We believe that much of our success to date is because we remain a uniquely mission-driven Company. We are highly selective about what we sell. We believe in providing an empowering work environment for our team members, and we are committed to sustainable agriculture. Our motto, “Whole Foods, Whole People, Whole Planet,” emphasizes that our vision reaches far beyond just food retailing.

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

Whole Foods Market was recognized in March 2008 in FORTUNE magazine’s “America’s Most Admired Companies” list for the second year in a row. The “Most Admired” list is the “definitive report card on corporate reputations”; a list in which leaders of the Fortune 1000 and top foreign companies operating in the U.S. rate companies in their own industry on eight criteria. Among the seven most admired companies in the Food and Drug Stores category, Whole Foods Market was ranked #4 by its peers, with #1 rankings in the areas of Innovation, Social Responsibility, and Quality of Products.

Core Values

Our core values reflect what is truly important to us as an organization. They are the underpinning of our corporate culture and the soul of our Company. They transcend our size and growth, so regardless of how large we become, by maintaining our core values we are able to preserve what has always been special about our Company. In 2008, we added a sixth Core Value recognizing the importance of our relationships with suppliers. Our supplier partners are our allies in serving the interests of all of our stakeholders in bringing to market the highest quality products available. We are committed to working with honesty, integrity and transparency in partnership with our suppliers to provide value, education and innovation to all of our stakeholders.

Our core values are:

•                  selling the highest quality natural and organic products available;

•                  satisfying and delighting our customers;

•                  supporting team member happiness and excellence;

•                  creating wealth through profits and growth;

•                  caring about our communities and our environment; and

•                  creating ongoing win-win partnerships with our suppliers.

These core values speak to our belief in a balanced way of doing business. They very succinctly express the purpose of our business, which is not only to make profits, but to create value for all of our major stakeholders – our customers, team members, suppliers, investors, and the community and environment. All are linked interdependently.

Foundations

In 2005, we created two independent, non-profit organizations, the Animal Compassion FoundationTM and Whole Planet FoundationTM, designed to reach our larger community stakeholders. The two private foundations were initially funded with seed money totaling over $1 million raised from two global “Five Percent Days,” in which five percent of the amount of all customer purchases at our stores was donated to the foundations. Both foundations have been aligned with the mission we set forth more than 28 years ago with respect to community involvement and responsibility. As we have grown and are doing more business around the world, we believe it has become increasingly important for us to extend our vision of “community” from our backyards to the global markets in which we are trading.

Although the Animal Compassion Foundation had much success leading and funding on-farm research and producer workshops to learn and share best practices that support animal needs and behaviors, in the fall of 2007, the Animal Compassion Foundation’s Board of Directors voted to transition it from a private foundation into a new public foundation in order to make an even greater impact worldwide on the way animals raised for meat are cared for from birth to slaughter. The new organization, called the Global Animal Partnership, was launched in spring 2008, switching its primary focus away from the former Animal Compassion Foundation’s research and education activities to concentrating its efforts on the further development and launch of the 5-Step Animal Welfare Rating system.

The Whole Planet Foundation’s mission is to create economic partnerships with the poor in the developing-world communities that supply our stores with product. Through innovative assistance for entrepreneurship – including direct micro-credit loans and tangible support for other community partnership projects – the Whole Planet Foundation seeks to expand the energy and creativity of every person with whom it works in order to create wealth and prosperity in emerging economies. Micro-credit is a system pioneered by Professor Muhammad Yunus, founder of the Grameen Bank in Bangladesh and recipient of the 2006 Nobel Peace Prize. The philosophy behind micro-credit is to provide the poor access to credit without requiring contracts or collateral, enabling them to rise out of poverty through their own efforts. The Whole Planet Foundation believes micro-credit is one of the best methods to help individuals lift themselves out of poverty through their own ingenuity. The Whole Planet Foundation has partnered with various micro-finance institutions to support micro-lending programs in communities where the Company sources products.

As of September 28, 2008, the Whole Planet Foundation had committed over $7.9 million in grants to 11 micro-lending projects. These projects are in Costa Rica, where Whole Foods Market sources bananas and pineapples; Guatemala, Nicaragua, Indonesia, East Timor, Ethiopia and Kenya, where Whole Foods Market has relationships with coffee farmers; Honduras, where the Company sources bananas and buys coffee; and India, where the Company buys tea. In addition, the Foundation’s partnerships in Nepal will distribute $3.5 million in loans to 10,000 poor farmers over the next three years, and its partnership with Grameen America in Jackson Heights, Queens, New York City is working to help alleviate poverty through entrepreneurship by providing loans, savings programs, credit establishment, and other services to the working poor, with a focus on immigrant women in the U.S.

Together with customers, vendors and team members, Whole Foods Market and the Whole Planet Foundation have funded micro-lending projects for over 22,000 micro-entrepreneurs and their families to date. It is estimated that each woman with whom the foundation works in the developing world supports a family of five, which means our support is indirectly contributing to the prosperity of 110,000 individuals. Micro-entrepreneurs supported by the Whole Planet Foundation’s implementing partners are utilizing the loans for home-based businesses such as poultry and pig farming, agriculture, furniture making, tailoring, and selling handicrafts, homemade and bakery-made foods, clothing and footwear. The Whole Planet Foundation hopes to expand its projects in 2009 to include micro-lending in Peru, Mexico, Argentina, Thailand and China, where Whole Foods Market sources coffee and tea through its Allegro Coffee Company, as well as rice, grain, fruits and vegetables.

Today, more than one billion people are living on less than $1 a day. Whole Foods Market covers all operating costs and the overhead budget for the Whole Planet Foundation, and directs $1 million annually, funded in part by the sale of products under the Company’s Whole Trade Guarantee program, to its micro-lending projects. Join us in empowering entrepreneurs in the global community by donating online at www.wholeplanetfoundation.org. We have included the foundation’s website address only as an inactive textual reference. The information contained on the website is not incorporated by reference into this Report on Form 10-K.

Green Action

Supporting wise environmental practices is part of our core values and strengthens our commitment to being a leader in environmental stewardship. This means making decisions that positively impact the health of our planet, its people and its resources. Our Green Mission Task Force, comprised of team members and leadership across the Company, is empowered to act on initiatives that support our Green Mission. In 2008, we held our first ever Green Mission Congress, bringing together representatives from each of our regions to share best practices and set Company-wide intentions for energy efficiency, green building, and waste stream reductions.

Renewable Energy. Whole Foods Market uses a comprehensive alternative energy approach to reduce its reliance on fossil fuels. Over the years, we have purchased more than 1.2 million megawatt hours of wind-based renewable energy. Our commitment to renewable energy purchasing has earned us Environmental Protection Agency (“EPA”) Green Power awards for the last four years. Our Berkeley, CA store was the nation’s first major food retailer to introduce solar energy as its primary lighting source in 2002. We now have close to a dozen locations either hosting or using solar power to supplement traditional power, including one of the largest solar arrays in the state of Connecticut at our distribution center. We also purchased an on-site hydrogen fuel cell at our new Glastonbury, CT store, enabling the store to generate 50 percent of the electricity and heat and nearly 100 percent of its hot water needs on-site using fuel cell technology.

Energy Reduction and Efficiency. Whole Foods Market is investing in energy monitoring equipment to identify system reduction opportunities, and we are investing in retrofits of existing stores with more energy efficient lighting, equipment, and mechanical components. The Company is also upgrading its equipment and systems to improve energy efficiency in new stores, efforts that may reduce energy consumption by 10 percent to 50 percent in certain stores. In addition, the recent implementation of a Company-wide energy and refrigerant tracking program is enabling us to develop a greenhouse gas emissions inventory; preliminary emissions reduction targets have been set but not yet published.

Green Construction. We build our new stores with the environment in mind, using green building innovations whenever possible. This includes reducing the amount of virgin raw materials used in construction and choosing eco-friendly laminates, paint and carpeting to minimize toxic resins and volatile organic compounds released into the atmosphere. We also recycle construction debris and reuse equipment where possible. Our store in Sarasota, FL received Silver Leadership in Energy and Environmental Design (“LEED”) certification by the U.S. Green Building Council, the first ever environmentally friendly supermarket designed in accordance with the LEED Green Building Rating System. Our flagship store in Austin, TX is also LEED-certified, and our El Segundo, CA store is LEED-CI (Corporate Interiors) certified. Additionally, we have approximately 20 stores registered to become LEED-certified and more under development.

Encouraging Reusable Grocery Bags. Whole Foods Market discontinued the use of disposable plastic grocery bags at the checkouts in all stores in the U.S., Canada and the United Kingdom on Earth Day, April 22, 2008. We strongly encourage our customers to use reusable grocery bags by providing affordable bags, including our $0.99 A Better Bag made from recycled plastic bottles, and by paying at least a nickel per bag refund at the checkout. Between Earth Day and the end of 2008 alone, we estimate that we will keep 100 million new disposable plastic bags out of our environment.

Composting and Recycling. Nearly all of our stores are involved in a recycling program, and most participate in a composting program where food waste and compostable paper goods are regenerated into compost. Additionally, in 2007, we introduced an all-natural fiber packaging that is a compostable, environmentally friendly alternative to traditional petroleum and wood- or tree-based materials. Its fibers come from plants that are cultivated or grow wild and are harvested annually. We are also working to eliminate the use of Styrofoam packing materials in product shipments to our Company.

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

We monitor the production and environmental practices of our seafood suppliers and support the seafood sustainability work of the Marine Stewardship Council (“MSC”). The MSC is a global, independent, non-profit fishery certification organization that rewards sustainable fishing practices to ensure healthier marine environments and abundant fish stocks for future generations. We are proud to be the first U.S. retailer offering several varieties of MSC-certified seafood, which display the MSC label to indicate the seafood is sourced from responsible, well-managed fisheries. In addition to offering MSC-certified seafood in our stores, we have also stopped selling several seafood species that are considered by a consensus of seafood experts to be depleted in the oceans.

For farmed seafood, our quality standards have always prohibited the use of antibiotics, added growth hormones, preservatives and genetic modification or cloning. In fiscal year 2008, we began implementing a comprehensive set of enhanced farmed seafood standards that include:

•                  farm-to-fork traceability from the hatcheries to the ponds, pens, raceways or tanks where the seafood is raised and to the plants where it is processed;

•                  requirements that producers minimize the impact of fish farming on the environment by protecting sensitive habitats such as mangrove forests and wetlands, monitoring water quality to prevent pollution, and sourcing feed ingredients responsibly;

•                  the prohibition of toxic chemicals such as malachite green and organophosphate; and

•                  requirements that producers provide detailed information on their farming practices and pass independent third-party audits.

We also strictly monitor how animals are raised and what they are fed. Our requirements for the meat and poultry we sell in our stores ensure the animals are:

•                  raised without antibiotics;

•                  raised without added growth hormones in any species, far beyond the federal regulations that prohibit added growth hormones in poultry, pigs, veal or bison;

•                  never fed animal byproducts;

•                  raised by farmers and ranchers who care about the animals and the environment in which they live; and

•                  monitored, from the farm to our stores, to track compliance with our stringent animal welfare and food safety requirements.

Animal Welfare Standards

In fiscal year 2008, the U.S. office of the World Society for the Protection of Animals ranked Whole Foods Market first in its survey ranking 23 retail grocery corporations in the United States by the availability of humanely labeled food on their shelves, finding that Whole Foods Market offers twice as many humanely labeled products per store as the second rated company.

Whole Foods Market is strongly committed to helping create alternatives to the “factory farm” methods of raising livestock. We have encouraged innovative animal production practices to improve the quality and safety of the meat and poultry sold in our stores, while also supporting humane living conditions for the animals. For this reason, we refuse to sell commercial veal from tethered calves, foie gras from force-fed ducks, and eggs from caged hens.

In December 2003, we started working through a consultative multi-stakeholder process to develop “Animal Compassionate” standards, farm animal treatment standards that go above and beyond our baseline requirements for the meat and poultry sold in our stores, focused on providing environments and conditions for each species that support the animal’s natural physical, emotional and behavioral well-being. In 2006, that work was then used as a basis for creating meat and poultry production standards categorized according to a framework for continuous improvement of animal welfare on farms and ranches and to provide our customers with a clear and transparent way to make informed buying decisions based solely on animal welfare considerations. In June 2007, we piloted a five-tiered meat and poultry labeling program at our Kensington store in London based on this framework. Further standards development and implementation of the 5-Step Animal Welfare Rating system was transitioned to the Global Animal Partnership foundation when it was founded in the spring of 2008. Whole Foods Market will conduct a two-year pilot for the Global Animal Partnership to test the implementation of the 5-Step Animal Welfare Rating system beginning in early 2009, before the foundation extends the program to other retailers.

Product Selection

Our product selection includes, but is not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), coffee and tea, nutritional supplements, vitamins, body care and educational products such as books, floral, pet products and household products.

We believe our heavy emphasis on perishable products differentiates us from other supermarkets and helps us attract a broader customer base. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat, seafood, bakery and prepared foods. We believe it is our strength of execution in perishables that has attracted many of our most loyal customers.

Locally Grown

Our history and reputation are intimately linked to our support of local farmers. For more than 28 years, we have provided our customers with the broadest possible selection of the highest quality produce available. Our search for produce begins right outside our front door in every community where we do business. We are committed to buying from local producers whose products meet our high quality standards, particularly those who are dedicated to environmentally friendly, sustainable agriculture. We are greatly increasing our efforts in this regard by further empowering our individual store and regional buyers to seek out locally grown products. We value this natural diversity and have firm guidelines for using the term “local” in our stores. For example, only produce that has traveled less than seven hours from the farm to our facility can be labeled “locally grown.”

Whole Foods Market currently purchases produce from over 2,000 different farms through various suppliers. Of the Company’s top 10 produce suppliers, eight represent independent farms with privately held ownership. We believe we can and should do more to support local producers. To that end, we have established a budget of up to $10 million to promote local agriculture, especially animal agriculture, wherever we have stores through long-term loans ranging from $1,000 to $100,000 at low interest rates. We completed our first loan through the Local Producer Loan Program in February 2007 and so far have disbursed more than $1.7 million in loans to over 30 local producers company-wide. Loan recipients must use funds for expansion and not operating expenses, meet Whole Foods Market’s quality standards, and have a viable business plan and adequate cash flow to service the debt. Eligible products include agricultural crops, value-added food products, and other all-natural grocery items.

In addition, we provide space in our parking lots throughout the year for local farmers to sell their products directly to our customers, working in concert with existing farmers’ markets when possible. Our stores have excellent locations and strong customer traffic to help these farmers’ markets flourish, and their presence at our stores provides more local choices for our customers. Also, in 2008, we co-sponsored Farm Aid’s 2008 concert to support America’s family farms and raise awareness about sustaining local agriculture. As part of this sponsorship, our culinary team prepared 4,000 meals at the event using local products.

Whole TradeTM Guarantee

In March 2007, we launched our Whole Trade Guarantee program, a buying initiative that expands our social responsibility to bring together a set of strict criteria for products sourced from developing countries. In a shrinking global marketplace, the Whole Trade program is a logical extension of our values that promote quality in everything we do, from products and business practices to caring for our team members, communities and the environment. The products in this program must meet specific criteria in four areas of responsibility. They must:

•                  meet our high quality standards;

•                  provide more money to producers;

•                  ensure better wages and working conditions for workers; and

•                  care for the environment.

Products under the Whole Trade Guarantee meeting these criteria are purchased at a price that is equal to or greater than the internationally recognized fair trade price. For these products, Whole Foods Market donates 1% of sales to the Whole Planet Foundation to help end world poverty.

Our Whole Trade Guarantee label is currently featured on over 960 items, and sales of approximately $44 million in fiscal year 2008 generated approximately $442,000 for the Whole Planet Foundation.

Private Label

An extension of our leadership position in the natural and organic foods industry is our strong family of private label brands. These products extend the confidence and trust our customers have in our stores to their everyday lives. We have built upon this trust and over the last several years have significantly expanded our private label resources and offerings, which currently feature over 2,300 SKUs led by our primary brands, 365 Everyday Value and 365 Organic. These products are designed to cover the full spectrum of category needs: from the highest quality, value entry-point products to super premium, unique offerings that cater to true food aficionados. While some of our private label products yield greater margins than their comparable brand alternative, their primary purpose is to help differentiate our product selection and provide more value offerings.

In addition to these nationally-driven programs, we have a number of store-made and regionally-made fresh items sold under the Whole Foods Market label. We also offer specialty and organic coffee, tea and drinking chocolates through our Allegro Coffee Company subsidiary. In addition, we have developed a grouping of “exclusive” and “control brand” products to fill out our family of brands. Control brands are brands produced exclusively for Whole Foods Market and not available to other retailers (e.g., Eternal Water). Exclusive products are either co-branded with the national brand and Whole Foods Market brand or are a unique formulation or attribute only available at Whole Foods Market. These products help continue to differentiate Whole Foods Market selections across all aspects of our various product categories. We currently have over 300 exclusive-branded products across the center store.

Private label sales in grocery accounted for approximately 25% of our total retail sales in that product category in fiscal year 2008, up from 18% in fiscal year 2007. Total private label sales across all teams accounted for approximately 10% of our retail sales in fiscal year 2008, up from 9% of our retail sales in fiscal year 2007, reflecting the roll-out of approximately 300 new items in fiscal year 2008. We believe our private label sales could grow to a much higher percentage of our sales over time as we continue to focus on the development and growth of our product lines.

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

Approximately 1,000 leaders throughout the Company are on EVA-based incentive compensation plans, of which the primary measure is EVA improvement. EVA-based plans cover our senior executive leadership, regional leadership and the store leadership team (store team leaders and assistant store team leaders) in all stores. Incentive compensation for each of these groups is determined based on relevant EVA measures at different levels, including the total Company level, the regional level, the store or facility level, and the team level. We believe using EVA in a multi-dimensional approach best measures the results of decisions made at different levels of the Company. We expect EVA to remain a significant component of our compensation structure throughout the Company in the coming years.

Information about our EVA financial results is not presented because of rules adopted by the Securities and Exchange Commission (“SEC”) regarding non-GAAP financial measures. Additional information about our EVA financial results is available on our corporate website at www.wholefoodsmarket.com but is not incorporated by reference into this Form 10-K.

Wild Oats Markets, Inc.

On August 28, 2007, we completed the acquisition of Wild Oats Markets, Inc., in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the time of our acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace (nationwide), Henry’s Farmers Market (in Southern California), Sun Harvest (in Texas), and Capers Community Market (in British Columbia). On September 30, 2007, we completed the sale of all 27 Henry’s Farmers Market and eight Sun Harvest store locations and a related Riverside, CA distribution center to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer, for approximately $165 million. In fiscal year 2008, we closed 13 Wild Oats stores and relocated six stores in connection with the opening of new Whole Foods Market stores in those areas. Net of these closures and relocations, the Company had 55 Wild Oats and Capers locations at the end of fiscal year 2008, with plans to close one additional store and relocate two additional Wild Oats stores in fiscal year 2009. During fiscal year 2008, the Company completed the conversion of all Wild Oats stores to the Company’s purchasing and information systems, transitioned all Wild Oats team members to the Company’s payroll, benefits and incentive compensation plans, eliminated all corporate positions at the Wild Oats home office in Boulder, CO, and rebranded 45 Wild Oat stores with Whole Foods Market store fronts and signage.

The following table provides additional information about the Company’s acquired Wild Oats store locations as of September 28, 2008:

	Stores at Beginning of Fiscal Year	Stores Relocated	Stores Closed	Stores at End of Fiscal Year
Total stores acquired	74	(6)	(13)	55
Average size (gross square feet)				24,000
Total gross square footage				1,342,000
Average age (in years)				10.2

Growth Strategy

Whole Foods Market’s growth strategy is to expand through a combination of new store openings and acquisitions of existing stores. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new sites, including international locations. Our new stores typically range in size between 35,000 and 50,000 square feet and are located on premium real estate sites. We have also grown through acquisitions, with approximately 25% of our existing square footage coming from acquisitions. Because the food retailing industry is highly fragmented and comprised of many smaller local and regional chains, we may continue to pursue acquisitions of smaller chains that provide access to desirable locations and experienced team members. Going forward, however, such acquisitions are not expected to impact our future store growth or financial results due to the size of the Company’s existing store base.

We have an ongoing relocation strategy and each year relocate some of our smaller stores to larger locations with improved visibility and parking. For the 17 stores relocated in fiscal years 2004 through 2008, the overall average increase in size was approximately 129%. Our historical store growth is summarized below:

	2008	2007	2006	2005	2004
Stores at beginning of fiscal year	276	186	175	163	145
Stores opened	20	21	13	15	12
Acquired stores	—	109	1	—	7
Divested stores	—	(35)	—	—	—
Relocations and closures	(21)	(5)	(3)	(3)	(1)
Stores at end of fiscal year	275	276	186	175	163
Remodels with major expansions(1)	1	2	1	—	2
Total gross square footage at end of fiscal year	9,895,000	9,312,000	6,377,000	5,819,000	5,145,000

(1) Defined as remodels with expansions of square footage greater than 20% completed during the fiscal year.

In fiscal year 2008, we terminated 13 leases for stores in development totaling 679,000 square feet, or an average of 52,000 square feet per store. As of November 5, 2008, we had signed leases for 66 stores scheduled to open through fiscal year 2012 totaling approximately 3.3 million square feet, or approximately 33% of our existing square footage. These stores, which average approximately 49,000 square feet in size, include 13 relocations and eight new areas. Our historical growth in stores in development is summarized below:

	November 5, 2008	November 20, 2007	November 2, 2006	November 9, 2005	November 10, 2004
Stores in development	66	87	88	65	53
Average size (gross square feet)	49,000	51,000	56,000	55,000	49,000
Total gross square footage in development	3,294,000	4,485,000	5,003,000	3,626,000	2,594,000
As a percentage of existing square footage	33%	48%	77%	60%	50%

We are focused on the right sized store for each location and, since announcing in the third quarter of 2007 our intent to decrease the size of several leases in development, we have downsized nine leases by an average of 13,000 square feet each. We currently operate 10 stores in excess of 65,000 gross square feet and have an additional 10 stores of that size in development, five of which are relocations. While our larger-format stores are very powerful in dense urban areas and certain other limited circumstances, we recognize that smaller stores can also produce great returns for us as well. We believe a store size of 35,000 to 50,000 square feet is appropriate in most circumstances to maximize return on invested capital and EVA, and we expect the majority of our stores to fall within that range going forward.

Tender dates provide some visibility on the timing of our new store openings. For accounting purposes, a property is considered tendered on the date we take possession of the leased space for construction and other purposes, which is typically when the shell of the store is complete or close to completion. As of November 5, 2008, 11 of our 66 stores in development had been tendered to us, six of which currently are expected to open in fiscal year 2009. These 11 stores total approximately 511,000 square feet.

The “tender period,” which we define as the length of time between a store’s tender date and opening date, varies depending on several factors, some of which are outside of our control. These factors include the size of the store and complexity of site development, the impact of weather and unforeseen environmental issues, and issues surrounding construction labor unions and local government authorities, among other things. Furthermore, acquired leases, ground leases and owned properties generally have longer tender periods than standard operating leases because we take possession of these locations earlier in the construction process. For stores opened during the past two fiscal years, the average tender period was 9.3 months.

The following table provides information about the Company’s store development activities:

	Stores Opened During Fiscal Year 2007		Stores Opened During Fiscal Year 2008	Properties Tendered as of November 5, 2008	Total Leases Signed as of November 5, 2008
Number of stores (including relocations)	21		20	11	66
Number of relocations	5		6	2	13
Number of lease acquisitions, ground leases and owned properties	4		4	6	8
New areas	3		3	2	8
Average store size (gross square feet)	56,500		53,000	46,400	49,100
As a percentage of existing store average size	167%		146%	128%	135%
Total square footage	1,185,800		1,060,700	510,900	3,293,900
As a percentage of existing square footage	13%		11%	5%	33%
Average tender period in months	8.8		9.7
Average pre-opening expense per store	$2.6 million	(1)	$2.5 million
Average pre-opening rent per store	$0.9 million	(1)	$1.1 million
Average development cost	$15.1 million	(1)	$15.8 million
Average development cost per square foot	$278	(1)	$297 (2)

(1)Average pre-opening and development costs exclude the Kensington store opened in London during fiscal year 2007.

(2)Average development costs exclude pre-opening and include estimated costs for stores not yet final.

Site Selection

Most of our stores are located in high-traffic shopping areas and are either freestanding or in a strip center. We also have a number of urban stores located in high-density, mixed-use projects. In selecting store locations, we use an internally developed model to analyze potential sites based on various criteria such as education levels, population density and income levels within certain drive times. We primarily seek to open stores that typically range in size from 35,000 to 50,000 square feet and are located on premier real estate sites, often in urban, high-population locales. After we have selected a target site, our development group does a comprehensive site study and sales projection. Each project must meet an internal EVA hurdle return.

The required cash investment for new stores varies depending on the size of the store, geographic location, degree of work performed by the landlord and complexity of site development issues. For stores opened during the past two fiscal years excluding Kensington in London, the average size was 53,700 square feet, and our new store investment averaged approximately $15.4 million excluding pre-opening and relocation expenses, which averaged approximately $2.5 million per store.

Store Operations

Team Approach to Store Operations

We strive to promote a strong Company culture featuring a team approach to store operations that we believe is distinctly more empowering of team members than that of the traditional supermarket. Our domestic Whole Foods Market stores each employs between 25 and 600 team members who comprise up to 13 teams per store, each led by a team leader. Each team within a store is responsible for a different product offerings or aspect of store operations such as customer service, prepared foods, or grocery, among others. We also promote a decentralized team approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible. Each year, our team members are asked to complete a confidential, third party-administered team leader survey, which provides them with an opportunity to give their leaders constructive feedback.

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

Team members are involved at all levels of our business. We strive to create a Company-wide consciousness of “shared fate” by uniting the interests of team members as closely as possible with the interests of our shareholders. One way we reinforce this concept is through gainsharing. Our gainsharing program rewards things such as labor productivity that team members can control, giving them a direct stake in the success of our business. We also encourage stock ownership among team members through the following programs:

•                  Team Member Stock Option Plan. All full-time and part-time team members are eligible to receive a grant of stock options each year. The annual grant has two components: (i) Annual Leadership Grants to recognize and incentivize team member performance; and (ii) Service Hour Grants to recognize team member service to the Company. In 2008 our Board of Directors awarded approximately 2.2 million options to more than 17,400 team members. Of these stock options, 96% were granted to non-executives, with 47% awarded as Service Hour Grants alone.

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

•                  Team Member 401(k) Plan. Whole Foods Market stock is an investment option within the Company’s 401(k) plan.

Store Description

We do not have a standard store design model. Instead, each store’s design is customized to fit the size and configuration of the particular location and community in which it is located. Our culture and philosophy is one of continual innovation and experimentation, and successful experiments are voluntarily picked up and improved upon by our stores. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with colorful décor, well-trained team members, exciting product mixes, teams of in-store chefs, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, prepared foods stations and European-style charcuterie departments. To further a sense of community and interaction with customers, our stores typically include sit-down eating areas, customer comment boards and customer service booths. We have “Take Action” centers for our customers who want to be informed on important issues relative to environmental, legislative, food safety and product quality issues that can directly affect our customers’ health and well-being. In addition, some stores offer special services such as massage, valet parking and home delivery. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Purchasing and Distribution

Our buyers purchase products for retail sale from local, regional, national and international wholesale suppliers and vendors. The majority of our purchasing, an estimated 90% of the total center store, occurs at the regional and national levels. This enables us to negotiate better volume discounts with major vendors and distributors, while allowing our regional and store buyers to focus on local products and the unique product mix necessary to keep a neighborhood market feel in our stores. We are increasingly focusing more of our purchasing on producer-direct and manufacture-direct programs, and we remain committed to buying from local producers that meet our high quality standards.

We own two produce procurement centers which facilitate the procurement and distribution of the majority of the produce we sell. We also operate four seafood-processing and distribution facilities, a specialty coffee and tea procurement and brewing operation, a confectionary, and nine regional distribution centers, which distribute a full range of products to our stores across the U.S., Canada and the United Kingdom. In addition, we have five regional commissary kitchens and eight bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

United Natural Foods, Inc. is our single largest third-party supplier, accounting for approximately 32% of our total purchases in fiscal year 2008. In November 2006, we extended our long-term relationship with United Natural Foods as our primary supplier of dry grocery and frozen food products. Our seven-year agreement allows us to concentrate our capital and resources on executing on our new store development pipeline and to focus our internal distribution efforts around key perishable departments.

Marketing

We spend much less on advertising and marketing than other supermarkets – approximately 0.5% of our total sales in fiscal year 2008. Instead, we rely on word-of-mouth recommendations and testimonials from our shoppers, and we allocate our marketing budgets among national and regional programs and our individual stores. Our stores spend most of their marketing budgets on in-store marketing-related activities, including promotional signage and events such as local farmers’ markets, taste fairs, classes, tours and product samplings. Our marketing support mirrors our business model, as well as our commitment to the community and environment. Each store retains a separate budget for making contributions to a variety of philanthropic and community activities, fostering goodwill and developing a high profile with the community. Contributions (including in-kind contributions of food) to not-for-profit organizations amount to at least 5% of our after-tax profits annually.

Customer Service

Customers are our most important stakeholder, because without our customers, we would have no business. We genuinely care about the well-being of our customers and empower our team members to do whatever it takes to meet or exceed their expectations on every shopping trip. By doing so, we turn our customers into advocates for our business who do more than shop with us; they recommend Whole Foods Market to their friends and others. We want to serve our customers competently, efficiently, and knowledgeably. We believe that we generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store “Take Action” centers, The Whole Deal newsletter, Value Tours, as well as on our corporate website.

Team Members

As of September 28, 2008, we had approximately 52,900 team members, including approximately 46,800 full-time, 3,800 part-time and 2,200 temporary team members. We are proud that 92% of our permanent team members are full-time team members, which we believe is very high for the food retailing industry and allows us to better serve our customers.

One of our core values is supporting team member happiness and excellence, and we believe our innovative and egalitarian work environment with team members involved at all levels of our business is a major reason for our success. We believe happy team members create happy customers, and happy customers create happy investors. Team members who have a voice in shaping the direction of our Company and their future are empowered to make Whole Foods Market not only a great place to shop but a great place to build a career. All of our full-time and part-time team members are eligible to receive stock options. In addition, team members are encouraged to take an active role in choosing the benefits made available by the Company by participating in a Company-wide benefits vote every three years. The Company’s second vote was held in fiscal year 2006 to determine the benefits program that will be in place from 2007 through 2009. Approximately 77% of eligible team members voted in this important process, resulting in a benefits package that reflects the needs and desires of the majority of team members in the Company. One outcome of the vote is that Whole Foods Market provides healthcare at no cost to eligible full-time team members. Eligible full-time team members are those who work 30 or more hours per week and have worked a minimum of 800 service hours. Dependent healthcare premiums are shared based on a team member’s tenure with the Company; the team member’s share decreases as his/her tenure increases.

For the past 11 years, our team members have helped Whole Foods Market become one of FORTUNE magazine’s “100 Best Companies to Work for in America.” In scoring companies, Fortune places the greatest weight (two-thirds of the total) on responses to a random survey of 400 employees, with the remainder being Fortune’s evaluation of each company’s credibility, respect, fairness and pride/camaraderie. Ranking number 16 in 2008, we are one of only 14 companies to make the “100 Best” list for 11 consecutive years since its inception.

Competition

Food retailing is a large, intensely competitive industry. Our competition varies across the company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, and restaurants, each of which competes with us on the basis of product selection, quality, customer service, price or a combination of these factors. We believe our commitment to natural and organic products, high quality standards, emphasis on perishable product sales, our focus on customer service, and our competitive prices on comparable products differentiates us in this marketplace. We also believe our strongest competitive advantage is our culture and empowered team members.

Natural and organic food is one of the fastest growing segments of food retailing today. Most supermarkets offer at least a limited selection of these products, while some have chosen to expand their selection more aggressively. We believe it works to our benefit for other supermarkets to offer natural and organic products for two reasons: first, it helps fulfill our

Company mission to improve the health, well-being and healing of both people and the planet, and second, it helps create new customers for us by creating a gateway experience. As more people are exposed to the benefits of natural and organic products, we believe they are more likely to become Whole Foods Market customers since we are a category leader for natural and organic products, offering one of the largest selections and most informed customer service at competitive prices.

Competition makes us a better retailer. We are constantly evolving, innovating and maturing, and we have a long track record of responding to competition and improving from it. We believe we are better positioned from a value and price perspective today than we ever have been. Our buy-side initiatives are continuing to deliver opportunities that will allow us to be more price competitive, and we are leveraging our global buying power to the benefit of our customers. On the sell side, we remain focused on innovation that redefines the marketplace and further differentiates our stores, products, and customer experience from the competition.

The Whole Deal

Whole Foods Market has always provided customers with a great value on the products we offer: high-quality perishables and products from sources consumers trust, thanks to our rigorous Quality Standards and focus on natural and organic foods. Through our national “The Whole Deal” campaign launched in fiscal year 2008, we are emphasizing the value side of our story even more. The Whole Deal is about giving customers the whole story to help them stretch their grocery and household dollars further without sacrificing the benefits of natural and organic foods. The program includes The Whole Deal newsletter available in our stores, which contains coupons, budget recipes, money saving tips and more; in-store Value Tours led by our “Value Gurus” to help shoppers find the best deals in every department; and Sure Deal specials, which are special deals on high-quality products our customers want, not discounts on overstocked or discontinued items.

Government and Public Affairs

Our stores are subject to various local, state, federal and international laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food and, in some stores, alcoholic beverages.

The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the USDA and the EPA. The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act (“FFDC Act”). The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act. We believe we are materially in compliance with product labeling requirements.

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” “365 Everyday Value,” “365 Organic Everyday Value,” “AFA,” “Allegro Coffee Company,” “Wild Oats,” “Wild Oats Marketplace,” “Capers Community Market,” “Bread & Circus,” “Fresh & Wild,” “Fresh Fields,” “Global Local,” “Green Mission,” “Harry’s Farmers Market,” “Merchant of Vino,” “Mrs. Gooch’s,” “Vine Buys,” “Wellspring,” “Whole Baby,” “Whole Foods, Whole People, Whole Planet,” “Whole Kids Organic,” and “Whole Trade.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

wholefoodsmarket.com

Our corporate website at www.wholefoodsmarket.com averages over 50,000 visitors each day and provides detailed information about our Company, history, product offerings and store locations, with hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. In addition, access to the Company’s SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings, and all amendments to those reports, are available through our website free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. As with our stores, the focus of our website is customer service. We believe our website provides us with an opportunity to further our relationships with customers, suppliers and investors, to educate them on a variety of issues, and to improve our service levels.

In 2008, our website underwent some big changes. In addition to seeing a major facelift throughout the site, customers can now create a personalized profile that keeps track of their favorite parts of the site and a “home” store; rate and review recipes; share value shopping tips; contribute to forums and interact with other Whole Foods Market stakeholders; and check out the new “Whole Story” blog, which is regularly updated for all of the new and exciting things going on at the Company and our stores. The new wholefoodsmarket.com website is just one part of our expanded internet community for stakeholders, which also includes sites like Facebook and Twitter.

We have included our website address only as an inactive textual reference. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the name, age, tenure with the Company in years, and position of each of the persons who was serving as an executive officer of the Company as of November 21, 2008:

Name	Age	Tenure	Position
John P. Mackey	55	30	Chairman of the Board and Chief Executive Officer
A.C. Gallo	55	15	Co-President and Chief Operating Officer
Walter Robb	55	17	Co-President and Chief Operating Officer
Glenda Chamberlain	55	20	Executive Vice President and Chief Financial Officer
James P. Sud	56	11	Executive Vice President of Growth and Business Development

John P. Mackey, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980.

A.C. Gallo has served as Co-President of the Company since September 2004 and as Co-Chief Operating Officer since December 2003. Mr. Gallo has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President and President of the North Atlantic Region, and Executive Vice President of Operations.

Walter Robb has served as Co-President of the Company since September 2004 and as Co-Chief Operating Officer since December 2003. Since joining the Company in 1991, Mr. Robb has also served as Store Team Leader, President of the Northern Pacific Region, and Executive Vice President of Operations.

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

Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new locations and to operate these stores successfully. Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. There can be no assurance that we will continue to grow through new store openings and/or acquisitions. We may not be able to timely open new stores or operate them successfully. Also, we may not be able to successfully hire and train new team members or integrate those team members into the programs and policies of the Company. We may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner.

Our Business May be Sensitive to Economic Conditions that Impact Consumer Spending

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

We May Not Realize the Benefits from Acquisitions Contemplated at the Time of Transaction

Risks we may face in connection with acquisitions include being unable to successfully integrate acquired businesses into our operations and support systems, or the operations of acquired businesses may be adversely affected by the introduction of our decentralized operational approach. Costs associated with integrating the operations of acquired companies may be greater than anticipated. Also, the integration of acquired operations into our operations requires the dedication of management resources that may detract attention from our day-to-day business to a degree greater than anticipated. An acquisition may not further our business strategy as we expected, or we may pay more than the acquired company or assets are worth. Our due diligence process may fail to identify all of the problems, liabilities or other significant issues of an acquired company. These risks associated with acquisitions could have a material adverse effect on our business, results of operations, financial condition or cash flows.

New Stores May Negatively Impact Our Results

There can be no assurance that our new store openings will be successful or result in greater sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than our more mature stores. There may be a negative impact on our results from a lower contribution of new stores, along with the impact of related pre-opening and relocation costs.

We May Experience Significant Fluctuations in Our Comparable Store Sales

Our comparable store sales could fluctuate or be lower than our historical average for many reasons including new and acquired stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing areas, general economic conditions, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any year of above-average sales results. Our results of operations may be materially impacted by fluctuations in our comparable store sales as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

We May Experience Significant Fluctuations in Our Quarterly Operating Results

Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors and a potential lack of customer acceptance, foreign currency exchange rate fluctuations, increases in store operating costs, including commodity costs, that are either wholly or partially beyond our control, possible supply shortages, general economic conditions, legal costs, insurance costs, extreme weather-related disruptions, including hurricanes and earthquakes, and potential uninsured casualty losses or other losses. In addition, our quarterly operating results may fluctuate significantly as the result of the timing of new store openings, construction and pre-opening expenses, the timing of acquisitions, store closures and relocations, and the range of operating results generated from newly opened stores. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings.

Increased Competition May Have an Adverse Effect on Profitability

Our competitors include but are not limited to local, regional, national and international supermarkets, natural food stores, warehouse membership clubs, small specialty stores and restaurants. These businesses compete with us for products, customers, and locations. In addition, some are expanding more aggressively in marketing a range of natural and organic foods. Some of these potential competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies, our results of operations may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing.

Our Results Are Subject to the Risks of Doing Business in Other Countries

In fiscal year 2008, sales at our stores in Canada and the U.K. accounted for approximately 3% of our total sales. Though small as a percentage of total sales, the Company’s international operations are subject to certain risks of conducting business abroad, including fluctuations in foreign currency exchange rates, changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, among other things.

Legal Proceedings Could Materially Impact Our Results

From time to time, we are party to legal proceedings, including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions, and other proceedings arising in the ordinary course of business. In addition, the FTC has resumed its administrative action challenging the Company’s August 28, 2007 acquisition of Wild Oats Markets. Our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

We May Be Subject to Product Liability Claims if People Are Harmed By the Products We Sell

There is increasing governmental scrutiny of and public awareness regarding food safety. We believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. We believe that our customers hold us to a higher food safety standard than other supermarkets. The real or perceived sale of contaminated food products by us could result in product liability claims, the settlement or outcome of which might have a material adverse effect on our sales and operations.

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

The USDA’s Organic Rule facilitates interstate commerce and the marketing of organically produced food and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule could pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

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

Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business

There is no assurance that quality natural and organic products will be available to meet our future needs. If other supermarkets significantly increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a material impact on our overall sales and cost of goods sold.

Perishable Foods Product Losses Could Materially Impact Our Results

We believe our stores more heavily emphasize perishable products than other supermarket stores. Perishable products accounted for approximately 67% of total sales at Whole Foods Market locations in fiscal year 2008. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

Our Stock Price Is Volatile

The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and any failure to meet market expectations; changes in ratings and earnings estimates by securities analysts; publicity regarding us, our competitors, the natural products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically; sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock.

Future Economic Factors Could Cause Impairment of Goodwill

Our total assets included goodwill totaling approximately $659.6 million at September 28, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. As described in “Item 1B. Unresolved Staff Comments” of this Report, we continue discussions with the Staff of the SEC’s Division of Corporation Finance regarding the Company’s goodwill impairment testing and operation as a single operating segment. Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organization level, could produce significantly different results. We may be required to recognize impairments of goodwill based on future economic factors such as unfavorable changes in the Company’s stock price and market capitalization, unfavorable changes in valuations of comparable companies, or unfavorable changes in estimated future discounted cash flows of the Company’s reporting unit. Impairment of goodwill could result in material charges that would adversely affect our results of operations and capitalization.

Future Events Could Result in Impairment of Our Long-Lived Assets

Our total assets included long-lived assets totaling approximately $1.9 billion at September 28, 2008. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group. Long-lived asset impairments could result in material charges that would adversely affect our results of operations and capitalization.

Changes in the Number of Stock Option Exercises Could Impact Our Cash Flow

Our cash flow from the exercise of team member stock options may be adversely affected in the future by fluctuations in the market price of our common stock, changes in income tax law, and changes in the number of stock options we grant.

Capital Needed for Expansion and General Corporate Purposes May Not Be Available

The construction and opening or acquisition of new stores and the development of new production and distribution facilities, along with the remodeling and renovation of existing stores, require significant amounts of capital. In the past, our growth has been funded primarily through proceeds from public offerings, bank debt, private placements of debt, internally generated cash flow, and proceeds from stock option exercises. These and other sources of capital may not be available to us in the future or may be more expensive to obtain. In addition, restrictive covenants that may be imposed by our lenders may limit our ability to fund our growth. On November 5, 2008, we entered into an agreement with affiliates of Leonard Green & Partners, L.P. to issue and sell $425 million of newly-issued shares of preferred stock to enhance our liquidity position. The closing and funding of the transaction is subject to certain customary closing conditions, including the receipt of customary regulatory approvals. There can be no assurance that these approvals will be received. We cannot assure that we could raise any additional capital on similar terms, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We Have Significant Indebtedness

We have significant debt and may incur additional debt in the future. A significant portion of our future cash flow from operating activities may be dedicated to the payment of interest and the repayment of principal on our indebtedness. We may not be able to refinance our debt in the future on terms acceptable to us, or at all. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow to meet our debt service obligations, we may be required to take measures such as seeking additional financing in the debt or equity markets, refinancing or restructuring all of a portion of our indebtedness, selling selected assets or reducing or delaying planned capital or operating expenditures. If we fail to comply with our debt covenants we will be in default, in which case there can be no assurance that we would be able to cure the default, receive waivers from our lenders, amend the loan agreements or refinance the debt.

The Capital Markets are Currently Experiencing a Period of Dislocation and Instability.

We believe that the dramatic deflation of asset valuations due in large part to the collapse of the subprime lending market has caused a general disruption in the U.S. capital markets. This collapse is evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. Reflecting the concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity.

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

Changes in Accounting Standards Could Materially Impact Our Results

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and share-based payments, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations.

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

Disruptions in Our Information Systems Could Harm Our Ability to Run Our Business.

We rely extensively on information systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. If our systems are breached, damaged or cease to function properly, we may have to make a significant investments to fix or replace them, suffer interruptions in our operations, face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

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

Item 1B.              Unresolved Staff Comments.

On February 15, 2008, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form 10-K filed on November 29, 2007. The Company responded to that letter, which has been followed by a series of new letters and comments from the Staff and Company responses. Many of the Staff’s comments have been resolved. Following are three of the remaining unresolved comments that have evolved since the Company received the initial comment letter from the Staff in February 2008 or represent new comments from the Staff received as recently as August 2008.

One comment relates to the Company’s testing for goodwill impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company tests for goodwill impairment on a company-wide basis, as a single reporting unit. Based on the results of its impairment testing, the Company determined that there was no impairment of goodwill during fiscal year 2008. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results.

Another comment relates to the Company’s determination that it has a single operating segment, and that its 11 geographic regions are not separate operating segments requiring additional segment-level financial disclosure. The Company made this determination in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A third comment relates to the categorization of products in connection with disclosure of the amount or percentage of total revenue contributed by each class of similar products as required by Item 101(c)(1)(I) of Regulation S-K.

The Company will continue to work with the Staff to resolve outstanding comments.

Item 2.           Properties.

As of September 28, 2008, we operated 275 stores: 264 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. This includes 55 stores acquired from Wild Oats Markets, Inc. on August 28, 2007: 52 stores in 20 U.S. states and three stores in Canada. We own 10 stores, three distribution facilities and land for one store in development, including the adjacent property. We also own a store and a building on leased land, which is leased to third parties, and have five stores in development on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from one to 35 years. We have options to renew most of our leases in five-year increments with renewal periods ranging from five to 50 years. In addition, as of September 28, 2008, we had 36 leased properties that are not being utilized in current operations, of which 30 are related to Wild Oats, with expiration dates ranging from one to 16 years. We are actively negotiating to sublease or terminate leases related to these locations.

The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 28, 2008:

	Number		Number		Number
Location	of Stores	Location	of Stores	Location	of Stores
Alabama	1	Kentucky	2	Ohio	6
Arkansas	1	Louisiana	3	Oklahoma	1
Arizona	7	Maine	1	Oregon	6
California	51	Maryland	7	Pennsylvania	7
Canada	6	Massachusetts	19	Rhode Island	3
Colorado	18	Michigan	5	South Carolina	2
Connecticut	5	Minnesota	2	Tennessee	3
District of Columbia	3	Missouri	3	Texas	14
Florida	14	Nebraska	1	United Kingdom	5
Georgia	7	Nevada	4	Utah	4
Hawaii	1	New Jersey	9	Virginia	9
Illinois	16	New Mexico	5	Washington	5
Indiana	2	New York	8	Wisconsin	2
Kansas	2	North Carolina	5

Item 3.           Legal Proceedings.

From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, real estate and other proceedings arising in the ordinary course of business. The Company has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings arising in the ordinary course of business, either alone or in the aggregate, will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

The Federal Trade Commission (“FTC”) has resumed its administrative action challenging the Company’s August 28, 2007 acquisition of Wild Oats Markets. On July 29, 2008, the United States Court of Appeals for the District of Columbia Circuit reversed the August 16, 2007 decision of the United States District Court for the District of Columbia which had denied the FTC’s motion for a preliminary injunction against the acquisition of Wild Oats Markets by Whole Foods Market, and remanded the case to the District Court for further proceedings consistent with the appellate decision. On the same day, the Court of Appeals issued an Order directing the Clerk of the Court of Appeals to withhold issuance of the mandate in the case until seven days after disposition of any timely petition for rehearing or petition for rehearing en banc. On August 26, 2008, Whole Foods Market filed a petition for a rehearing en banc with the Court of Appeals, to which the Court of Appeals ordered the FTC to respond. The FTC opposed the petition. Subsequent to year end, on October 6, 2008, Whole Foods Market filed a motion for leave to file a reply to the FTC’s opposition to the petition for rehearing en banc, which motion the FTC also opposed. On November 21, 2008 the Court of Appeals denied Whole Foods Market’s petition for a rehearing en banc, amended its earlier opinion and remanded the case to the District Court for further proceedings. On remand the FTC may renew its motion for some preliminary injunctive relief pending resolution of the administrative action.

On August 8, 2008, the FTC issued an Order rescinding the stay of its administrative proceeding against Whole Foods Market. The FTC had previously filed a complaint commencing its administrative proceeding on June 28, 2007 but had stayed the proceeding on its own motion pending resolution of the federal court proceedings related to the merger. On September 8, 2008, the FTC issued an Amended Compliant in its administrative proceedings changing the relevant geographic markets and changing the notice of contemplated relief indicating that, should the FTC prevail in its administrative proceeding, it would seek relief against Whole Foods Market, which could include (i) an order preventing Whole Foods from consolidating any Wild Oats stores into the Whole Foods system to the extent such consolidation has not occurred at the time of the Commission’s decision; (ii) an order preventing Whole Foods from selling or disposing of any owned or leased property that had been used as a Wild Oats store in any geographic market, or a Whole Foods store in any relevant geographic market; (iii) an order preventing Whole Foods from discontinuing the use of the Wild Oats name at any store being operated as Wild Oats at the time of the Commission’s decision; (iv) re-establishment of Wild Oats stores, with Whole Foods stores added as necessary, along with any associated or necessary assets in a manner that creates a group or system of stores that may be available for divestiture, including, but not limited to, re-opening closed Wild Oats stores, re-naming Wild Oats stores that had been changed to the Whole Foods name, reversing any consolidation of Wild Oats stores into the Whole Foods system and re-establishing the Wild Oats system, and re-establishing Wild Oats’ distribution arrangements, private label products and supplier relationships; (v) the divestiture of Wild Oats stores, and Whole Foods stores, and any other associated or necessary assets, including the Wild Oats name, distribution systems or assets, and supplier relationships, in a manner that restores Wild Oats as a viable, independent competitor in the relevant markets, with the ability to offer such services as Wild Oats had offered prior to its acquisition by Whole Foods; (vi) maintenance of the Wild Oats stores pending divestiture, including operating the stores in the ordinary course and maintaining the inventory of the stores, the hours of operation of the stores and of each department in the stores; (vii) appointment of a monitor, or a divestiture trustee, to assure that the Wild Oats, Whole Foods, and related assets are re-established and divested within the time set forth in the Commission’s decision; (viii) a requirement that, for a period of time, Whole Foods provide prior notice to the Commission of acquisitions, mergers, consolidations, or any other combinations of its operations with any other company providing the operation of premium and natural organic supermarkets; (ix) a requirement for Whole Foods to file periodic compliance reports with the Commission; and (x) any other relief appropriate to correct or remedy the anticompetitive effects of the transaction or to restore Wild Oats as a viable, independent competitor in the relevant markets.

On September 10, 2008, the FTC issued the Scheduling Order for this matter. The trial is scheduled to commence on February 16, 2009 and will take no more than thirty full trial days. Subsequent to year end, on October 20, 2008, the FTC designated Acting Chief Administrative Law Judge D. Michael Chappell as the Administrative Law Judge for this matter.

Subsequent to year end, on October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws.

Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or estimate the amount or range of loss or possible loss that may arise from them. Litigation is inherently unpredictable, and the outcome in any of these proceedings, individually or collectively, could have a material adverse effect on our financial condition or results of operations. Therefore, we could be subject to judgments or enter into settlements of claims which individually or collectively affect our operating results or cash flow in a particular period.

Item 4.           Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market under the symbol “WFMI.”

The Company was added to Standard & Poor’s S&P 500 index in December 2005.

The following sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2008 and 2007:

	High	Low
2008
October 1, 2007 to January 20, 2008	$53.65	$34.37
January 21, 2008 to April 13, 2008	42.48	29.99
April 14, 2008 to July 6, 2008	36.03	22.63
July 7, 2008 to September 28, 2008	24.22	17.37

2007
September 25, 2006 to January 14, 2007	$66.25	$45.27
January 15, 2007 to April 8, 2007	52.43	42.13
April 9, 2007 to July 1, 2007	48.06	37.96
July 2, 2007 to September 30, 2007	49.49	36.00

As of November 21, 2008, there were 1,635 holders of record of Whole Foods Market’s common stock, and the closing stock price was $8.19.

Following is a summary of dividends declared in fiscal years 2008 and 2007 (in thousands, except per share amounts):

Date of Declaration	Dividend per Share	Date of Record	Date of Payment	Total Amount
Fiscal year 2008:
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901
March 10, 2008	0.20	April 11, 2008	April 22, 2008	28,041
June 11, 2008	0.20	July 11, 2008	July 22, 2008	28,057

Fiscal year 2007:
September 27, 2006	$0.15	October 13, 2006	October 23, 2006	$20,971
November 2, 2006	0.18	January 12, 2007	January 22, 2007	25,303
March 5, 2007	0.18	April 13, 2007	April 24, 2007	25,448
June 5, 2007	0.18	July 13, 2007	July 24, 2007	25,019
September 20, 2007	0.18	October 12, 2007	October 23, 2007	25,071

On August 5, 2008, the Company announced that its Board of Directors suspended the Company’s quarterly cash dividend to common shareholders for the foreseeable future.

On July 31, 2008, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total authorization to $400 million through November 8, 2009 and the current remaining authorization to approximately $200 million. At September 30, 2007, the Company held in treasury approximately 4.5 million shares of common stock, totaling approximately $200 million. During the first quarter of fiscal year 2008, the Company retired all shares held in treasury. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

The following table summarizes information about our Company’s equity compensation plans by type as of September 28, 2008 (in thousands, except per share amounts):

Plan Category	Options Outstanding	Weighted Average Exercise Price	Options Available for Future Issuance
Approved by security holders	17,430	$48.64	4,537
Not approved by security holders	—	—	—
Total	17,430	$48.64	4,537

On November 5, 2008, the Company announced an agreement to sell Series A Preferred Stock due 2020 to Green Equity Investors V, L.P., an affiliate of Leonard Green & Partners, L.P., for $425 million. At the time of the announcement, this equated to an ownership interest, assuming conversion of the preferred stock to common stock, in the Company of approximately 17%. The preferred stock has an 8% dividend, payable quarterly in cash or by increasing the liquidation preference, and is convertible under certain circumstances to common stock at an initial conversion price of $14.50 per share. The closing and funding of the transaction is subject to certain customary closing conditions, including the receipt of customary regulatory approvals. There can be no assurance that these approvals will be received.

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

	Sept. 28, 2008	Sept. 30, 2007	Sept. 24, 2006	Sept. 25, 2005	Sept. 26, 2004
Consolidated Statements of Operations Data (1)
Sales	$7,953,912	$6,591,773	$5,607,376	$4,701,289	$3,864,950
Cost of goods sold and occupancy costs	5,247,207	4,295,170	3,647,734	3,052,184	2,523,816
Gross profit	2,706,705	2,296,603	1,959,642	1,649,105	1,341,134
Direct store expenses	2,107,940	1,711,229	1,421,968	1,223,473	986,040
General and administrative expenses	270,428	217,743	181,244	158,864	119,800
Pre-opening expenses	55,554	59,319	32,058	33,856	17,464
Relocation, store closure, and lease termination costs	36,545	10,861	5,363	3,179	1,184
Operating income	236,238	297,451	319,009	229,733	216,646
Interest expense	(36,416)	(4,208)	(32)	(2,223)	(7,249)
Investment and other income	6,697	11,324	20,736	9,623	6,456
Income before income taxes	206,519	304,567	339,713	237,133	215,853
Provision for income taxes	91,995	121,827	135,885	100,782	86,341
Net income	$114,524	$182,740	$203,828	$136,351	$129,512

Basic earnings per share	$0.82	$1.30	$1.46	$1.05	$1.06
Weighted average shares outstanding	139,886	140,088	139,328	130,090	122,648

Diluted earnings per share	$0.82	$1.29	$1.41	$0.99	$0.99
Weighted average shares outstanding, diluted basis	140,011	141,836	145,082	139,950	135,454

Dividends declared per share	$0.60	$0.87	$2.45	$0.47	$0.30

Consolidated Balance Sheets Data
Net working capital	$(43,571)	$(104,364)	$114,211	$254,146	$151,147
Total assets	3,380,736	3,213,128	2,042,996	1,889,296	1,521,006
Long-term debt (including current maturities)	929,170	760,868	8,655	18,864	170,743
Shareholders’ equity	1,506,024	1,458,804	1,404,143	1,365,676	949,638

Operating Data
Number of stores at end of fiscal year	275	276	186	175	163
Average store size (gross square footage)	36,000	34,000	34,000	33,000	32,000
Average weekly sales per store	$570,000	$617,000	$593,000	$537,000	$482,000
Comparable store sales increase (2)	4.9%	7.1%	11.0%	12.8%	14.9%
Identical store sales increase (2)	3.6%	5.8%	10.3%	11.5%	14.5%
(1)	Fiscal years 2008, 2006, 2005 and 2004 were 52-week years and fiscal year 2007 was a 53-week year.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Whole Foods Market, Inc. and its consolidated subsidiaries own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of September 28, 2008, we operated 275 stores: 264 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, supermarkets emphasizing natural and organic foods.

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”), in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas, and Capers Community Market in British Columbia. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center. This sale was completed effective September 30, 2007 and the Company received net proceeds totaling approximately $164 million in fiscal year 2008. As of September 28, 2008, the Company had closed 19 Wild Oats stores and had 55 continuing Wild Oats stores, of which 45 had been rebranded as Whole Foods Market stores. The Company currently intends to close one additional store and relocate an additional three stores as existing Whole Foods Market sites in development open through fiscal year 2010. The Company has made investments to raise the Wild Oats stores up to our high standards, including investments in repairs and maintenance of the stores, lower prices, an expanded perishables offering and increased labor. Wild Oats results of operations are included in our Consolidated Statements of Operations for the period beginning August 28, 2007 through September 30, 2007 and for the fiscal year ended September 28, 2008.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within 24 months after entering the store development pipeline. New stores generally become profitable during their first year of operation; although some new stores may incur operating losses for the first several years of operation.

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Stores acquired from Wild Oats entered the comparable store sales base effective the fifty-third full week following the date of the merger. Identical store sales exclude sales from relocated stores and remodeled stores with expansions of square footage greater than 20% until the fifty-third full week after the store is relocated or remodeled to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2008 and 2006 were 52-week years and fiscal year 2007 was a 53-week year.

Overview

Whole Foods Market continues to experience a challenging retail environment caused by a number of ongoing factors including the general economic environment in the United States. Retail sales in the United States declined in September 2008; the third consecutive monthly decline and the first such consecutive three-month decline in more than a decade. For the fourth quarter of fiscal year 2008, our comparable store sales increased 0.4% compared to an increase of 8.2% for the same period of the prior fiscal year, and identical store sales declined 0.5% compared to an increase of 6.0% for the same period of the prior fiscal year. For the first five weeks of the first quarter of fiscal year 2009, comparable store sales decreased 2.1% versus a 9.0% increase for the same period of the prior year, and identical store sales decreased 3.3% versus a 6.7% increase in the same period of the prior year. We believe our customers remain committed to Whole Foods Market, although the unrelenting negative economic news appears to be shifting buying behavior to making fewer trips and to making more value conscious decisions. For comparable stores, our transaction count declined approximately 1.5% and average basket size increased approximately 2% in the fourth quarter of fiscal year 2008.

The Whole Foods Market brand stands for the highest quality, and over the last several years we have worked hard to increase the value choices within our stores without sacrificing our standards. Our “The Whole Deal” program, launched in July 2008, has helped to highlight the values we offer within perishables. The program includes a quarterly in-store guide providing specially priced product discounts, money-saving coupons and tips, as well as budget recipes. We believe that strengthening our value image throughout the store is the right strategy over the short and long term, and we are making positive strides in differentiating our product selection, with a major emphasis on expanding offerings under our own label, our control brands and exclusive branded products. Our SKU count for offerings under our own label increased 19% year over year to over 2,300. We currently have over 300 exclusive-branded products across the center store.

On July 29, 2008, the United States Court of Appeals for the District of Columbia Circuit reversed the August 16, 2007 decision of the United States District Court for the District of Columbia which had denied the Federal Trade Commission’s (“FTC”) motion for a preliminary injunction against the acquisition of Wild Oats Markets by Whole Foods Market, and remanded the case to the District Court for further proceedings consistent with the appellate decision. On the same day, the Court of Appeals issued an Order directing the Clerk of the Court of Appeals to withhold issuance of the mandate in the case until seven days after disposition of any timely petition for rehearing or petition for rehearing en banc. On August 26, 2008, Whole Foods Market filed a petition for a rehearing en banc with the Court of Appeals, to which the Court of Appeals ordered the FTC to respond.  The FTC opposed the petition.  On October 6, 2008, Whole Foods Market filed a motion for leave to file a reply to the FTC’s opposition to the petition for rehearing en banc, which motion the FTC also opposed. On November 21, 2008 the Court of Appeals denied Whole Foods Market’s petition for a rehearing en banc, amended its earlier opinion and remanded the case to the District Court for further proceedings.  On remand the FTC may renew its motion for some preliminary injunctive relief pending resolution of the administrative action.

On August 8, 2008, the FTC issued an Order rescinding the stay of its administrative proceeding against Whole Foods Market.  The FTC had previously filed a complaint commencing its administrative proceeding on June 28, 2007 but had stayed the proceeding on its own motion pending resolution of the federal court proceedings related to the merger. On September 8, 2008, the FTC issued an Amended Complaint in its administrative proceeding changing the relevant geographic markets involved and changing the notice of contemplated relief it would seek if it prevails in the administrative trial. On September 10, 2008, the FTC issued the Scheduling Order for this matter. The trial is scheduled to commence on February 16, 2009 and will take no more than thirty full trial days. On October 20, 2008, the FTC designated Acting Chief Administrative Law Judge D. Michael Chappell as the Administrative Law Judge for this matter. On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws.

Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or estimate the amount or range of loss or possible loss that may arise from them. The Company had not accrued any loss related to the outcome of these proceedings as of September 28, 2008.

On November 5, 2008, the Company entered into an agreement to issue approximately 425,000 shares of Series A 8% Redeemable, Convertible Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to Green Equity Investors V, L.P., an affiliate of Leonard Green & Partners, L.P., for $425 million. The Series A Preferred Stock has an 8% dividend, payable quarterly in cash or by increasing the liquidation preference, at the option of the Company, and will be convertible, under certain circumstances, to common stock at an initial conversion rate of $68.9655 per $1,000 of the liquidation preference, or an initial conversion price of $14.50 per common share. The closing and funding of the transaction is subject to certain customary closing conditions, including the receipt of customary regulatory approvals. There can be no assurance that these approvals will be received.

Fiscal Year 2008 Executive Summary

Sales for fiscal year 2008 totaled approximately $8.0 billion, an increase of approximately 20.7% over the prior year. Adjusted to reflect a 52-week period in fiscal year 2007, sales increased 23.6% over the prior fiscal year. The ongoing weakness in the economy and credit market turmoil continue to negatively impact consumer confidence and spending, and Whole Foods Market is not immune to the country’s economic issues. For the fourth quarter of fiscal year 2008, comparable store sales increased 0.4% compared to an increase of 8.2% for the same period of the prior fiscal year, and identical store sales declined 0.5% compared to an increase of 6.0% for the same period of the prior fiscal year.

During the fourth quarter of fiscal year 2008, the Company:

•                  increased store closure reserves for closed Wild Oats stores by a total of approximately $14.7 million, or 27%, to approximately $64.4 million as a result of increased estimated net lease obligations that were required due to the downturn in the real estate market and economy in general;

•                  recognized approximately $6.1 million in income tax expenses related to the repatriation of approximately $59.8 million in cash from its Canadian subsidiary during the fourth quarter;

•                  recorded approximately $5.5 million in costs related to 13 lease terminations for stores previously in development; and,

•                  recognized approximately $2.5 million in legal costs related to the FTC proceedings.

Net income for fiscal year 2008 totaled approximately $114.5 million, and diluted earnings per share totaled $0.82.

Our capital expenditures for fiscal year 2008 totaled approximately $522.0 million, of which approximately $357.5 million was for new store development and approximately $164.5 million was for remodels and other additions. We opened 20 new stores during fiscal year 2008 and we ended the fiscal year with 275 stores. The Company has reduced the number of stores expected to open in fiscal year 2009 to approximately 15, and capital expenditures for fiscal year 2009 are expected to be in the range of $400 million to $450 million.

At the end of fiscal year 2008, the Company had outstanding debt totaling approximately $929.2 million, including a $700 million term loan used to finance the Wild Oats acquisition, $195 million in borrowings on the Company’s revolving line of credit, approximately $19.0 million in capital lease obligations, an interest rate swap liability totaling approximately $12.5 million and approximately $2.7 million in convertible debentures.

The Company paid quarterly cash dividends totaling approximately $109.1 million during fiscal year 2008. During the fourth quarter of fiscal year 2008, the Company’s Board of Directors suspended the quarterly cash dividend for the foreseeable future.

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2008	2007	2006
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	66.0	65.2	65.1
Gross profit	34.0	34.8	34.9
Direct store expenses	26.5	26.0	25.4
General and administrative expenses	3.4	3.3	3.2
Pre-opening expenses	0.7	0.9	0.6
Relocation, store closure and lease termination costs	0.5	0.2	0.1
Operating income	3.0	4.5	5.7
Interest expense	(0.5)	(0.1)	—
Investment and other income	0.1	0.2	0.4
Income before income taxes	2.6	4.6	6.1
Provision for income taxes	1.2	1.8	2.4
Net income	1.4%	2.8%	3.6%

Figures may not sum due to rounding.

Sales

Sales totaled approximately $7.95 billion, $6.59 billion and $5.61 billion in fiscal years 2008, 2007 and 2006, respectively, representing increases of 20.7%, 17.6% and 19.3% over the previous fiscal years, respectively. Adjusted to reflect a 52-week period in fiscal year 2007, sales in fiscal years 2008 and 2007 increased 23.6% and 15.3% over the prior fiscal year, respectively. Sales for all fiscal years shown reflect increases due to new stores opened and acquired and comparable store sales increases. Comparable store sales increased approximately 4.9%, 7.1% and 11.0% in fiscal years 2008, 2007 and 2006, respectively. As of September 28, 2008, there were 261 locations in the comparable store base. The number of stores open or acquired 52-weeks or less equaled 20, 102 and 14 at the end of fiscal years 2008, 2007 and 2006, respectively. The sales increase contributed by stores open or acquired within 52-weeks or less totaled approximately $236.1 million, $421.8 million and $212.6 million for fiscal years 2008, 2007 and 2006, respectively. Sales at Wild Oats stores totaled approximately $743.4 million and $122.1 million during fiscal years 2008 and 2007, respectively. Sales for fiscal year 2007 reflect five weeks of sales from Wild Oats stores. Identical store sales increased approximately 3.6%, 5.8% and 10.3% in fiscal years 2008, 2007 and 2006, respectively. Identical store sales in fiscal years 2008, 2007 and 2006 exclude seven, six and two store relocations, respectively, and three, three and one remodels with major expansions, respectively. For the fourth quarter of fiscal year 2008, comparable store sales increased 0.4% compared to an increase of 8.2% for the same period of the prior fiscal year, and identical store sales declined 0.5% compared to an increase of 6.0% for the same period of the prior fiscal year. The uncertain and rapidly changing current economic environment makes it highly difficult to forecast future results. Assuming no increase in comparable store sales combined with the expectation of opening 15 new stores, of which seven will be relocations, we estimate fiscal year 2009 sales would total approximately $8.3 billion.

Gross Profit

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. Gross profit totaled approximately $2.71 billion, $2.30 billion and $1.96 billion in fiscal years 2008, 2007 and 2006, respectively. Gross profit as a percentage of sales was 34.0%, 34.8% and 34.9% in fiscal years 2008, 2007 and 2006, respectively. Factors contributing to the decrease in gross profit as a percentage of sales in fiscal year 2008 compared to the prior fiscal years include higher utility costs and property taxes as a percentage of sales and product cost increases greater than the Company’s increases in average retail prices. Increases in product costs from our suppliers and increasing occupancy costs may continue in future periods, and to the extent those increases are not reflected in increased retail prices or increased retail prices are delayed, our gross profit will be adversely affected. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including inflation. Relative to existing stores, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams. We have many buying initiatives in place that are benefiting our customers. Our strategy is to be competitively priced on a market-by-market basis on commodity-type products and on identical product brands in grocery; however, our perishables may be priced at a premium to reflect the higher quality, broader selection, and better customer service available in our produce, meat, seafood, bakery, specialty and prepared foods departments.

Direct Store Expenses

Direct store expenses totaled approximately $2.11 billion, $1.71 billion and $1.42 billion in fiscal years 2008, 2007 and 2006, respectively. Direct store expenses as a percentage of sales was approximately 26.5%, 26.0% and 25.4% in fiscal years 2008, 2007 and 2006, respectively. Direct store expenses as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. Increased direct store expenses as a percentage of sales in fiscal year 2008 reflect higher depreciation costs as a percentage of sales.

General and Administrative Expenses

General and administrative expenses totaled approximately $270.4 million, $217.7 million and $181.2 million in fiscal years 2008, 2007 and 2006, respectively. General and administrative expenses as a percentage of sales were 3.4%, 3.3% and 3.2% in fiscal years 2008, 2007 and 2006, respectively. The Company currently expects general and administrative expenses in fiscal year 2009 to be approximately 3.1% of sales. This excludes approximately $15 million to $20 million related to the FTC proceedings that the Company currently expects to incur costs in fiscal year 2009, including approximately $8 million to $10 million in the first quarter and approximately $5 million to $7 million in the second quarter.

Pre-opening Expenses

Pre-opening expenses include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred approximately nine months prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 30 days prior to a new store opening. The Company opened 20, 21 and 13 new store locations during fiscal years 2008, 2007 and 2006, respectively. Pre-opening expenses totaled approximately $55.6 million, $59.3 million and $32.1 million in fiscal years 2008, 2007 and 2006, respectively. Pre-opening expenses as a percentage of sales were 0.7%, 0.9% and 0.6% in fiscal years 2008, 2007 and 2006, respectively.

Relocation, Store Closure and Lease Termination Costs

Relocation costs consist of moving costs, estimated remaining lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with replaced facilities. Store closure costs consist of estimated remaining net lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with closed facilities. Lease termination costs consist of estimated remaining net lease payments for terminated leases and idle properties and associated asset impairments. The Company relocated or closed 21, five and three store locations during fiscal years 2008, 2007 and

2006, respectively. Relocation, store closure and lease termination costs totaled approximately $36.5 million, $10.9 million and $5.4 million in fiscal years 2008, 2007 and 2006, respectively. Relocation, store closure and lease termination costs as a percentage of sales were 0.5%, 0.2% and 0.1% in fiscal years 2008, 2007 and 2006, respectively. Relocation, store closure and lease termination costs for fiscal year 2008 include charges recorded during the fourth quarter totaling approximately $14.7 million to increase store closure reserves for increased estimated net lease obligations for closed Wild Oats stores and approximately $5.5 million in costs related to 13 lease terminations for stores previously in development.

Interest Expense

Interest expense, net of amounts capitalized, was approximately $36.4 million, $4.2 million and $32,000 in fiscal years 2008, 2007 and 2006, respectively. The increase in net interest expense in fiscal year 2008 over the prior fiscal years includes interest expense on the $700 million term loan we entered into on August 28, 2007 to finance the acquisition of Wild Oats Markets. The Company had $195 million and $17 million outstanding on its revolving line of credit at September 28, 2008 and September 30, 2007, respectively. Company made the final principal payment of approximately $5.7 million to retire its senior notes on May 16, 2006. The Company expects interest expense, net of investment and other income, to range from approximately $35 million to $40 million in fiscal year 2009.

Investment and Other Income

Investment and other income includes investment gains and losses, interest income, rental income and other income totaling approximately $6.7 million, $11.3 million and $20.7 million in fiscal years 2008, 2007 and 2006, respectively. The decreases in investment and other income in fiscal years 2008 and 2007 primarily resulted from lower average investment balances. Investment and other income for fiscal year 2006 includes approximately $2.1 million of insurance proceeds related to Hurricane Katrina losses.

Income Taxes

Our effective tax rate on income was approximately 44.5% in fiscal year 2008 and approximately 40.0% in fiscal years 2007 and 2006. The increase in our effective tax rate for fiscal year 2008 resulted primarily from the repatriation of cash during the fourth quarter. The Company expects it annualized effective tax rate for fiscal year 2009 to be in the range of 41% to 42%.

Share-Based Payments

Share-based payment expense before income taxes recognized during fiscal years 2008, 2007 and 2006 was approximately $10.5 million, $13.2 million and $9.4 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2008	2007	2006
Cost of goods sold and occupancy costs	$233	$475	$264
Direct store expenses	5,300	7,093	3,555
General and administrative expenses	4,972	5,607	5,613
Share-based payment expense before income taxes	10,505	13,175	9,432
Income tax benefit	(4,815)	(4,114)	(2,724)
Net share-based payment expense	$5,690	$9,061	$6,708

Liquidity and Capital Resources

We generated cash flows from operating activities of approximately $325.8 million, $399.3 million and $452.7 million in fiscal years 2008, 2007 and 2006, respectively. Cash flows from operating activities resulted primarily from our net income less non-cash expenses, income tax benefits that resulted from the exercise of team member stock options and changes in operating working capital.

Net cash used in investing activities was approximately $365.1 million, $895.7 million and $569.3 million for fiscal years 2008, 2007 and 2006, respectively.  For fiscal year 2007, net cash used in investing activities includes approximately $596.2 million paid for the purchase of Wild Oats. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal years 2008, 2007 and 2006 totaled approximately $522.0 million, $529.7 million and $340.2 million, respectively, of which approximately $357.5 million, $389.3 million and $208.6 million, respectively, was for new store development and approximately $164.5 million, $140.3 million and $131.6 million, respectively, was for remodels and other property, plant and equipment expenditures. For fiscal year 2009, the Company expects capital expenditures to be in the range of approximately $400 million to $450 million.

The following table provides information about the Company’s store development activities:

				Properties	Total
	Stores Opened		Stores Opened	Tendered	Leases Signed
	During Fiscal		During Fiscal	as of	as of
	Year 2007		Year 2008	November 5, 2008	November 5, 2008
Number of stores (including relocations)	21		20	11	66
Number of relocations	5		6	2	13
Number of lease acquisitions, ground leases and owned properties	4		4	6	8
New areas	3		3	2	8
Average store size (gross square feet)	56,500		53,000	46,400	49,100
As a percentage of existing store average size	167%		146%	128%	135%
Total square footage	1,185,800		1,060,700	510,900	3,293,900
As a percentage of existing square footage	13%		11%	5%	33%
Average tender period in months	8.8		9.7
Average pre-opening expense per store	$2.6 million	(1)	$2.5 million
Average pre-opening rent per store	$0.9 million	(1)	$1.1 million
Average development cost	$15.1 million	(1)	$15.8 million
Average development cost per square foot	$278	(1)	$297 (2)

(1)Average pre-opening and development costs exclude the Kensington store opened in London during fiscal year 2007.

(2)Average development costs exclude pre-opening and include estimated costs for stores not yet final.

The following table provides information about the Company’s historical store growth:

	2008	2007	2006
Stores at beginning of fiscal year	276	186	175
Stores opened	20	21	13
Acquired stores	—	109	1
Divested stores	—	(35)	—
Relocations and closures	(21)	(5)	(3)
Stores at end of fiscal year	275	276	186
Remodels with major expansions(1)	1	2	1
Total gross square footage at end of fiscal year	9,895,000	9,312,000	6,377,000

(1) Defined as remodels with expansions of square footage greater than 20% completed during the fiscal year.

The following table provides additional information about the Company’s estimated store openings for fiscal years 2009 through 2012, including four stores that have opened during fiscal year 2009 through November 5, 2008, based on the Company’s current development pipeline. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

				Total	Average
				New Store	New Store
	Total		New	Square	Square
	Openings	Relocations	Areas	Footage	Footage
Stores opened through November 5, 2008	4	2	0	200,800	50,200
Fiscal year 2009 stores in development	11	5	1	621,500	56,500
Fiscal year 2010 stores in development	17	0	4	686,300	40,400
Fiscal year 2011 stores in development	19	4	1	884,000	46,500
Fiscal year 2012 stores in development	19	4	2	1,045,800	55,000
Total (1)	70	15	8	3,438,400	49,100

(1) Total square footage excludes three major expansions in development.

The Company expects total pre-opening and relocation costs for fiscal year 2009 to range from approximately $55 million to $60 million, of which approximately half relates to pre-opening rent for stores scheduled to open during fiscal year 2009 and beyond. These ranges are based on estimated tender dates which are subject to change.

Net cash provided by financing activities was approximately $69.8 million and $494.1 million in fiscal years 2008 and 2007, respectively. Net cash used in financing activities was approximately $189.7 million in fiscal year 2006. Proceeds from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $18.0 million, $54.4 million, and $222.0 million in fiscal years 2008, 2007 and 2006, respectively. The higher rate of stock option exercises in fiscal year 2006 resulted in part from the accelerated vesting of stock options on September 22, 2005.

On August 28, 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan, which is secured by a pledge of substantially all of the stock of our subsidiaries, bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin or LIBOR plus an applicable margin based on the Company’s Moody’s and S&P rating. The interest period on LIBOR borrowings may range from one to six months at our option. The Company recorded approximately $3.4 million in debt origination fees for the term loan which are being amortized on a straight-line basis over the life of the loan. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage exposure to interest rate fluctuations. The Company had accumulated net derivative losses of approximately $7.6 million, net of taxes, in other comprehensive income as of September 28, 2008, related to this cash flow hedge. Hedge ineffectiveness was not material during fiscal year 2008.

On August 28, 2007, we replaced our previous revolving credit facility with a new $250 million revolving line of credit that extends to 2012. During the third quarter of fiscal year 2008, the Company exercised the accordion feature available under the revolving credit facility to increase the aggregate commitment to $350 million and amend certain debt covenants contained in the agreement. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin or LIBOR plus an applicable margin based on the Company’s Moody’s and S&P rating. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 28, 2008 and September 30, 2007, the Company had $195 million and $17 million, respectively, drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to $75.9 million by outstanding letters of credit totaling approximately $79.1 million and current borrowings at September 28, 2008. Subsequent to the end of the fiscal year, the Company repaid certain amounts outstanding under the line and increased letters of credit outstanding. As of November 21, 2008, the Company had $169 million outstanding and approximately $101.9 million available on its revolving credit facility.

The average variable interest rate on the $700 million term loan, inclusive of the applicable margin, was 5.715% during fiscal year 2008. The effective interest rate on the $490 million interest rate swap, inclusive of the applicable margin, was 5.780% during fiscal year 2008. The average variable interest rate on the amounts outstanding under the revolving line of credit agreement, inclusive of the applicable margin, was 5.259% during fiscal year 2008. A summary of applicable interest rates as of the end of fiscal years 2008 and 2007 follows:

	2008	2007
Term loan agreement:
Variable interest rate, excluding applicable margin on non-swap portion of loan	2.469%	5.179%
Interest rate swap fixed interest rate, excluding applicable margin	4.718%	n/a
Applicable margin – LIBOR, based on Moody’s and S&P ratings	1.375%	1.000%
Applicable margin – ABR, based on Moody’s and S&P ratings	0.375%	n/a

Line of credit agreement:
Variable interest rate, excluding applicable margin	4.221%	6.750%
Applicable margin – LIBOR, based on Moody’s and S&P ratings	1.500%	1.000%
Applicable margin – ABR, based on Moody’s and S&P ratings	0.500%	n/a
Commitment fee on undrawn amount	0.275%	0.200%

Interest paid during fiscal years 2008, 2007 and 2006 totaled approximately $36.2 million, $4.6 million and $0.6 million, respectively. The increase in interest paid in fiscal year 2008 is due to interest costs associated with the $700 million term loan agreement and interest costs associated with increased amounts outstanding under the revolving line of credit. Interest paid in fiscal year 2007 includes interest costs associated with the $700 million term loan agreement for the period from August 28, 2007 through September 30, 2007. The Company expects interest expense, net of investment and other income, to range from approximately $35 million to $40 million in fiscal year 2009.

The term loan and revolving credit agreements contain certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 28, 2008, we were in compliance with all applicable debt covenants.

Subsequent to the end of fiscal year 2008, the margin applicable to our term loan increased to 0.75% and 1.75% on alternate base rate borrowings and LIBOR borrowings, respectively, due to downgrades of our corporate credit ratings. Additionally, the margins applicable to our revolving credit facility increased to 0.875% on alternate base rate borrowings and 1.875% on LIBOR borrowings. These applicable margins are currently the maximum allowed under these agreements. Currently the Company has a Moody’s rating of Ba3 and S&P rating of BB-. These rating changes also allow participating banks to obtain security interests in the Company’s personal property, inventories, and other assets to collateralize amounts outstanding under the term and revolving credit facilities. The participating banks have informed the Company of their intent to obtain such security interests. The collateral is subject to certain customary affirmative covenants including the insurance of inventory and equipment and certain negative covenants including limitations on subordination and sale of additional collateral outside of the normal course of business.

We have outstanding convertible subordinated debentures which had a carrying amount of approximately $2.7 million and $24.5 million at September 28, 2008 and September 30, 2007, respectively. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $94.2 million was paid off during fiscal year 2007 and approximately $21.8 million, which included a related conversion premium totaling approximately $0.9 million, was paid off during fiscal year 2008. The remaining Whole Foods Market debentures have an effective yield to maturity of 5% and a scheduled maturity date of March 2, 2018. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures may be redeemed at the option of the holder on March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The debentures have a conversion rate of 21.280 shares of Company common stock per $1,000 principal amount at maturity, or approximately 91,000 shares and 97,000 shares at September 28, 2008 and September 30, 2007, respectively. Approximately $154,000 and $5.8 million of the carrying amount of the debentures were voluntarily converted by holders to shares of Company common stock during fiscal years 2008 and 2007, respectively. The Company sent a notice to holders on November 6, 2008 that the Company intends to redeem remaining debentures on December 8, 2008 at a redemption price equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

On November 5, 2008, the Company entered into an agreement to issue approximately 425,000 shares of Series A 8% Redeemable, Convertible Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to Green Equity Investors V, L.P., an affiliate of Leonard Green & Partners, L.P., for $425 million. The Series A Preferred Stock has an 8% dividend, payable quarterly in cash or by increasing the liquidation preference, at the option of the Company, and will be convertible, under certain circumstances, to common stock at an initial conversion rate of $68.9655 per $1,000 of the liquidation preference, or an initial conversion price of $14.50 per common share.  After three years, the dividend will be reduced to: (i) 6% if the common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if the common stock closes at or above $23.13 per share for at least 20 consecutive trading days.  The Company may redeem the Series A Preferred Stock after five years at a premium of 4%, declining ratably to par by the eighth year. Additionally, at any time, the Company may, upon 30 days notice, redeem the Series A Preferred Stock if the common stock closes at or above $28.50 per share for at least 20 consecutive trading days.  The Company also has the option to convert the Series A Preferred Stock into subordinated convertible notes having economic terms similar to the preferred stock under certain circumstances. The closing and funding of the transaction is subject to certain customary closing conditions, including the receipt of customary regulatory approvals. There can be no assurance that these approvals will be received.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2029. Capital leases totaling approximately $19.1 million were assumed with the acquisition of Wild Oats Markets.

The following table shows payments due by period on contractual obligations as of September 28, 2008 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Long term debt obligations	$897,698	$—	$—	$897,698	$—
Estimated interest on long term debt obligations	126,956	40,591	64,010	22,355	—
Capital lease obligations (including interest)	41,125	2,089	4,179	4,179	30,678
Operating lease obligations(1)	6,017,763	261,467	627,483	641,428	4,487,385
Total	$7,083,542	$304,147	$695,672	$1,565,660	$4,518,063

(1)Amounts exclude taxes, insurance and other related expense.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007, the first day of fiscal year 2008. The amount of gross unrecognized tax benefits and related interest and penalties at September 28, 2008 was approximately $26.8 million.  These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Following is a summary of dividends declared in fiscal years 2008 and 2007 (in thousands, except per share amounts):

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

During the fourth quarter of fiscal year 2008, the Company’s Board of Directors suspended the quarterly cash dividend for the foreseeable future.

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

Our principal historical sources of liquidity have been cash generated by operations, available cash and cash equivalents, short-term investments and amounts available under our revolving line of credit. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that our revolving line of credit and other sources of capital will be available to us in the future. On November 5, 2008, the Company announced an agreement to sell Series A Preferred Stock for $425 million. We believe this investment, combined with cash generated by operations, will give us the financial flexibility to manage through the currently difficult economic times while continuing to prudently invest in our long-term growth. Absent any significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next twelve months will be funded by these sources.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at September 28, 2008 consist of operating leases disclosed in the above contractual obligations table and the undrawn portion of our revolving credit facility discussed in Note 8 to the consolidated financial statements, “Long-Term Debt,” in “Item 8. Financial Statements and Supplementary Data.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance and self-insured liabilities at September 28, 2008, would have affected net income by approximately $5.1 million for fiscal year 2008.

Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 16 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our closed property reserves at September 28, 2008, would have affected net income by approximately $4.0 million for fiscal year 2008.

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.0% and 81.7% of inventories at September 28, 2008 and September 30, 2007, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $32.7 million and $20.0 million at September 28, 2008 and September 30, 2007, respectively.  Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost was determined using the retail method and the item cost method for inventories in fiscal years 2008 and 2007. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our cost-to-retail ratios contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory mix, inventory spoilage and inventory shrink. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% difference in our cost-to-retail ratios at September 28, 2008, would have affected net income by approximately $3.4 million for fiscal year 2008.

Goodwill and Intangible Assets

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually at the beginning of the Company’s fourth fiscal quarter, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing. We determine fair value utilizing both a market value method and discounted projected future cash flows compared to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in estimate of future cash flows, could produce significantly different results. Because of the significant of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions of if the underlying circumstances were to change.

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

Share-Based Payments

The Company maintains several share based incentive plans. We historically granted options to purchase common stock under our 1992 Stock Option Plans, as amended.  In the 2007 annual shareholders’ meeting, our shareholders approved a new plan, the Whole Foods Market 2007 Stock Incentive Plan. Options are granted pursuant to this plan. Under both plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window.

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At our 2007 annual meeting, shareholders approved a new Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the “Safe Harbor” provisions of SFAS No. 123R, “Share-Based Payment,” as amended, and therefore is non-compensatory. As a result, no future compensation expense will be recognized for our employee stock purchase plan. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods were not restated. The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The related share-based payments expense is recognized on a straight-line basis over the vesting period. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based payments expense and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our share-based payments expense would have affected net income by approximately $0.6 million for fiscal year 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as amended. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is amended by FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes from the scope of this provision arrangements accounted for under SFAS No. 13, “Accounting for Leases.” The statement is further amended by FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of SFAS No. 157 are effective for the specified fair value measures of financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for items within scope. SFAS No. 157 is effective for the Company’s first quarter of fiscal year ending September 27, 2009. The company does not expect that the adoption of SFAS No. 157 will have an impact on our consolidated financial statements.  The provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” are effective for the specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. FSP No. FAS 157-2 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” which clarifies that the effective date applies to any reporting period beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and specifies that such users should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of FSP No. APB 14-1 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of FSP No. APB 14-1 will have on our consolidated financial statements.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes and changes in market values of our long-term debt. We do not use financial instruments for trading or other speculative purposes. We are also exposed to foreign exchange fluctuations on our foreign subsidiaries.

Interest Rate Risk

We seek to minimize the risks from interest rate fluctuations through ongoing evaluation of the composition of our long-term debt.

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin or LIBOR plus an applicable margin, based on the Company’s Moody’s and S&P ratings. At September 28, 2008, the loan bore interest at LIBOR. Our term loans do not give rise to significant fair value risk because they are variable interest rate loans with revolving maturities which reflect market changes to interest rates. During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.

During fiscal year 2007, the Company also entered into a $250 million revolving line of credit that extends to 2012.  The credit agreement contained an accordion feature, which the company exercised during fiscal year 2008, to increase the revolving credit facility to $350 million. All outstanding amounts under this agreement bear interest at our option of the ABR plus an applicable margin or LIBOR plus an applicable margin, based on the Company’s Moody’s and S&P ratings. At September 28, 2008, $26 million was at ABR and $169 million was at LIBOR. Our line of credit borrowings do not give rise to significant fair value risk because these borrowings have revolving maturities.

Additional term loan and line of credit information for September 28, 2008 and September 30, 2007 are as follows (in thousands):

	2008	2007
Term loan agreement:
Outstanding loan balance	$700,000	$700,000
Fair value of swap agreement (asset) liability	$12,451	$ n/a
Variable interest rate, excluding applicable margin on non-swap portion of loan	2.469%	5.179%
Interest rate swap fixed interest rate, excluding applicable margin	4.718%	n/a
Applicable margin – LIBOR, based on Moody’s and S&P ratings	1.375%	1.000%
Applicable margin – ABR, based on Moody’s and S&P ratings	0.375%	n/a

Line of credit agreement:
Outstanding line of credit balance	$195,000	$17,000
Variable interest rate, excluding applicable margin	4.221%	6.750%
Applicable margin – LIBOR, based on Moody’s and S&P ratings	1.500%	1.000%
Applicable margin – ABR, based on Moody’s and S&P ratings	0.500%	n/a

Subsequent to the end of fiscal year 2008 and due to a downgrade in our corporate credit rating by Moody’s and S&P, the margin applicable to our term loan increased to 0.75% and 1.75% on ABR borrowings and LIBOR borrowings, respectively. Additionally, the margin applicable to our revolving credit facility increased to 0.875% and 1.875% on ABR borrowings and LIBOR borrowings, respectively. These applicable margins are currently the maximum allowed under these agreements. These ratings changes also allow participating banks to obtain security interests in certain of the Company’s equipment, inventories, accounts, intellectual property and other personal property assets to collateralize amounts outstanding under the term loan and revolving credit facility. Pursuant to this right, the participating banks have requested that the Company execute related security agreements and the Company intends to comply timely with this request.

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk. We own and operate six supermarkets emphasizing natural and organic foods in Canada and five supermarkets emphasizing natural and organic foods in the United Kingdom. Sales made from the Canadian and United Kingdom stores are made in exchange for Canadian dollars and Great Britain pounds, respectively. Historically we have not hedged against this risk because of the small amounts of funds at risk.

During fiscal year 2008, the Company repatriated approximately $59.8 million related to certain foreign operations.  The remaining undistributed earnings related to those foreign operations are considered permanently reinvested.  It is the Company’s current intention to utilize those earnings in the foreign operations for an indefinite period of time. The Company does not currently hedge against the risk of exchange rate risk fluctuations.

Item 8.           Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm	44
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	45
Consolidated Balance Sheets at September 28, 2008 and September 30, 2007	46
Consolidated Statements of Operations for the fiscal years ended September 28, 2008, September 30, 2007 and September 24, 2006	47
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 28, 2008, September 30, 2007 and September 24, 2006	48
Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2008, September 30, 2007 and September 24, 2006	49
Notes to Consolidated Financial Statements	50

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. (the “Company”) as of September 30, 2007 and September 28, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 30, 2007 and September 28, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2008 the Company changed its method of accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whole Foods Market, Inc.’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2008 expressed an unqualified opinion thereon.

Austin, Texas

November 24, 2008

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors

Whole Foods Market, Inc.

We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Whole Foods Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 30, 2007 and September 28, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 28, 2008 of Whole Foods Markets, Inc. and our report dated November 24, 2008 expressed an unqualified opinion thereon.

Austin, Texas

November 24, 2008

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 28, 2008 and September 30, 2007

Assets	2008	2007
Current assets:
Cash and cash equivalents	$30,534	$—
Restricted cash	617	2,310
Accounts receivable	115,424	105,209
Proceeds receivable for divestiture	—	165,054
Merchandise inventories	327,452	288,112
Prepaid expenses and other current assets	68,150	40,402
Deferred income taxes	80,429	66,899
Total current assets	622,606	667,986
Property and equipment, net of accumulated depreciation and amortization	1,900,117	1,666,559
Goodwill	659,559	668,850
Intangible assets, net of accumulated amortization	78,499	97,683
Deferred income taxes	109,002	104,877
Other assets	10,953	7,173
Total assets	$3,380,736	$3,213,128

Liabilities and Shareholders’ Equity	2008	2007
Current liabilities:
Current installments of long-term debt and capital lease obligations	$380	$24,781
Accounts payable	183,134	225,728
Accrued payroll, bonus and other benefits due team members	196,233	181,290
Dividends payable	—	25,060
Other current liabilities	286,430	315,491
Total current liabilities	666,177	772,350
Long-term debt and capital lease obligations, less current installments	928,790	736,087
Deferred lease liabilities	199,635	152,552
Other long-term liabilities	80,110	93,335
Total liabilities	1,874,712	1,754,324
Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 140,286 and 143,787 shares issued, 140,286 and 139,240 shares outstanding in 2008 and 2007, respectively	1,066,180	1,232,845
Common stock in treasury, at cost	—	(199,961)
Accumulated other comprehensive income	422	15,722
Retained earnings	439,422	410,198
Total shareholders’ equity	1,506,024	1,458,804
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,380,736	$3,213,128

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 28, 2008, September 30, 2007 and September 24, 2006

	2008	2007	2006
Sales	$7,953,912	$6,591,773	$5,607,376
Cost of goods sold and occupancy costs	5,247,207	4,295,170	3,647,734
Gross profit	2,706,705	2,296,603	1,959,642
Direct store expenses	2,107,940	1,711,229	1,421,968
General and administrative expenses	270,428	217,743	181,244
Pre-opening expenses	55,554	59,319	32,058
Relocation, store closure and lease termination costs	36,545	10,861	5,363
Operating income	236,238	297,451	319,009
Interest expense	(36,416)	(4,208)	(32)
Investment and other income	6,697	11,324	20,736
Income before income taxes	206,519	304,567	339,713
Provision for income taxes	91,995	121,827	135,885
Net income	$114,524	$182,740	$203,828

Basic earnings per share	$0.82	$1.30	$1.46
Weighted average shares outstanding	139,886	140,088	139,328

Diluted earnings per share	$0.82	$1.29	$1.41
Weighted average shares outstanding, diluted basis	140,011	141,836	145,082

Dividends declared per share	$0.60	$0.87	$2.45

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 28, 2008, September 30, 2007 and September 24, 2006

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 25, 2005	135,908	$874,972	$—	$4,405	$486,299	$1,365,676
Net income	—	—	—	—	203,828	203,828
Foreign currency translation adjustments	—	—	—	2,494	—	2,494
Change in unrealized gain on investments, net of income taxes	—	—	—	76	—	76
Comprehensive income						206,398
Dividends ($2.45 per share)	—	—	—	—	(340,867)	(340,867)
Issuance of common stock pursuant to team member stock plans	5,510	199,450	—	—	—	199,450
Purchase of treasury stock	(2,005)	—	(99,964)	—	—	(99,964)
Excess tax benefit related to exercise of team member stock options	—	59,096	—	—	—	59,096
Share-based payments expense	—	9,432	—	—	—	9,432
Conversion of subordinated debentures	194	4,922	—	—	—	4,922
Balances at September 24, 2006	139,607	1,147,872	(99,964)	6,975	349,260	1,404,143
Net income	—	—	—	—	182,740	182,740
Foreign currency translation adjustments	—	—	—	8,824	—	8,824
Change in unrealized loss on investments, net of income taxes	—	—	—	(77)	—	(77)
Comprehensive income						191,487
Dividends ($0.87 per share)	—	—	—	—	(121,802)	(121,802)
Issuance of common stock pursuant to team member stock plans	1,961	52,925	—	—	—	52,925
Purchase of treasury stock	(2,542)	—	(99,997)	—	—	(99,997)
Excess tax benefit related to exercise of team member stock options	—	13,187	—	—	—	13,187
Share-based payments expense	—	13,175	—	—	—	13,175
Conversion of subordinated debentures	214	5,686	—	—	—	5,686
Balances at September 30, 2007	139,240	1,232,845	(199,961)	15,722	410,198	1,458,804
Net income	—	—	—	—	114,524	114,524
Foreign currency translation adjustments	—	—	—	(7,714)	—	(7,714)
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(7,586)	—	(7,586)
Comprehensive income						99,224
Dividends ($0.60 per share)	—	—	—	—	(84,012)	(84,012)
Issuance of common stock pursuant to team member stock plans	1,040	17,206	—	—	—	17,206
Retirement of treasury stock	—	(199,961)	199,961	—	—	—
Excess tax benefit related to exercise of team member stock options	—	6,083	—	—	—	6,083
Share-based payments expense	—	10,505	—	—	—	10,505
Cumulative effect of new accounting standard adoption (Note 10)	—	—	—	—	(1,288)	(1,288)
Other	6	(498)	—	—	—	(498)
Balances at September 28, 2008	140,286	$1,066,180	$—	$422	$439,422	$1,506,024

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 28, 2008, September 30, 2007 and September 24, 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$114,524	$182,740	$203,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,213	186,390	156,223
Loss on disposal of fixed assets	12,949	5,654	6,291
Share-based payments expense	10,505	13,175	9,432
Deferred income tax benefit	(9,980)	(27,203)	(15,521)
Excess tax benefit related to exercise of team member stock options	(5,686)	(12,839)	(52,008)
Deferred lease liabilities	43,906	27,681	26,607
Other	11,603	8,169	1,942
Net change in current assets and liabilities:
Accounts receivable	(10,188)	(5,179)	(17,720)
Merchandise inventories	(52,023)	(51,055)	(32,200)
Prepaid expenses and other current assets	(35,467)	1,345	(7,849)
Accounts payable	(45,950)	42,064	18,509
Accrued payroll, bonus and other benefits due team members	14,253	1,845	26,033
Other current liabilities	13,860	18,002	125,605
Net change in other long-term liabilities	14,241	8,515	3,492
Net cash provided by operating activities	325,760	399,304	452,664
Cash flows from investing activities
Development costs of new store locations	(357,511)	(389,349)	(208,588)
Other property, plant and equipment expenditures	(164,522)	(140,333)	(131,614)
Proceeds from hurricane insurance	1,500	—	3,308
Acquisition of intangible assets	(1,402)	(25,160)	(16,332)
Purchase of available-for-sale securities	(194,316)	(277,283)	(555,095)
Sale of available-for-sale securities	194,316	475,625	362,209
Decrease (increase) in restricted cash	1,693	57,755	(23,143)
Payment for purchase of acquired entities, net of cash acquired	(5,480)	(596,236)	—
Proceeds from divestiture, net	163,913	—	—
Other investing activities	(3,245)	(701)	—
Net cash used in investing activities	(365,054)	(895,682)	(569,255)
Cash flows from financing activities
Dividends paid	(109,072)	(96,742)	(358,075)
Issuance of common stock	18,019	54,383	222,030
Purchase of treasury stock	—	(99,997)	(99,964)
Excess tax benefit related to exercise of team member stock options	5,686	12,839	52,008
Proceeds from long-term borrowings	317,000	717,000	—
Payments on long-term debt and capital lease obligations	(161,153)	(93,357)	(5,680)
Other financing activities	(652)	—	—
Net cash provided by (used in) financing activities	69,828	494,126	(189,681)
Net change in cash and cash equivalents	30,534	(2,252)	(306,272)
Cash and cash equivalents at beginning of year	—	2,252	308,524
Cash and cash equivalents at end of year	$30,534	$—	$2,252

Supplemental disclosures of cash flow information:
Interest paid	$36,155	$4,561	$607
Federal and state income taxes paid	$118,366	$152,626	$70,220
Non-cash transactions:
Increase in proceeds receivable for divestiture	$—	$165,054	$—
Conversion of convertible debentures into common stock, net of fees	$154	$5,686	$4,922

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements

Fiscal years ended September 28, 2008, September 30, 2007 and September 24, 2006

(1) Description of Business

Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) own and operate the largest chain of supermarkets emphasizing natural and organic foods. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 28 years. We opened our first store in Texas in 1980 and, as of September 28, 2008 we have expanded our operations both by opening new stores and acquiring existing stores from third parties to 275 stores: 264 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom.

The following is a summary of annual percentage revenues by product category:

	2008	2007	2006
Grocery	33.2%	32.0%	31.5%
Prepared foods	19.3%	19.8%	19.6%
Other perishables	47.5%	48.3%	48.8%
Total sales	100.0%	100.0%	100.0%

Figures may not sum due to rounding.

(2) Summary of Significant Accounting Policies

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2008 and 2006 were 52-week years and fiscal year 2007 was a 53-week year.

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

Restricted Cash

Restricted cash primarily relates to cash held as collateral to support a portion of our projected workers’ compensation obligations.

Inventories

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 94.0% and 81.7% of inventories in fiscal years 2008 and 2007, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $32.7 million and $20.0 million at September 28, 2008 and September 30, 2007, respectively.  Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method.

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

Our largest supplier, United Natural Foods, Inc., accounted for approximately 32%, 24%, and 22% of our total purchases in fiscal years 2008, 2007 and 2006, respectively.

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

Operating Leases

The Company leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space for construction and other purposes. We record tenant improvement allowances and rent holidays as deferred rent liabilities and amortize the deferred rent over the terms of the lease to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year.

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

Intangible Assets

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, liquor licenses, license agreements, non-competition agreements and debt issuance costs. Intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. We amortize definite-lived intangible assets on a straight-line basis over the life of the related agreement, currently one to 46 years for contract-based intangible assets and one to five years for marketing-related and other identifiable intangible assets.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company commits to relocate a location, a charge to write down the related assets to their estimated net recoverable value is included in the “Relocation, store closure and lease termination costs” line item in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade and other accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves and estimated worker’s compensation claims are recorded at net present value to approximate fair value.

The carrying amounts of our five-year term loan and outstanding amounts on our revolving line of credit approximate fair value because they have variable interest rates which reflect market changes to interest rates. The fair value of convertible subordinated debentures is estimated using quoted market prices. At September 28, 2008 and September 30, 2007, the difference between the carrying value and the estimated fair value of our convertible debentures is not material.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, The interest rate swap was designated as a cash flow hedge.  The hedge effectiveness is measured by comparing the change in fair value of the hedge item with the change in fair value of the swap. The effective portion of the gain or loss of the hedge is recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income.” Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded on the accompanying Consolidated Statements of Operations under the caption “Interest expense.”  Hedge ineffectiveness was not material for fiscal year 2008.

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

Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 16 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. At September 28, 2008 and September 30, 2007 these reserves totaled approximately $69.3 million and $97.0 million, respectively.

Capital lease properties that are closed are reduced to their estimated fair value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets’ carrying value. The Company estimates net future cash flows based on its experience and knowledge of the area in which the closed property is located and, when necessary, utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in existing economic conditions, subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Revenue Recognition

We recognize revenue for sales of our products at the point of sale. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not included in revenue.

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

Vendor Rebates and Allowances

The Company receives various rebates from third party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are generally recorded as a reduction of merchandise costs upon completion of contractual milestones. Sales quantity discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold.

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefits, supplies, depreciation, community marketing and other store-specific costs.

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits costs, occupancy and other related costs associated with corporate and regional administrative support services.

Advertising

Advertising and marketing expense for fiscal years 2008, 2007 and 2006 was approximately $39.7 million, $33.0 million, and $24.0 million, respectively. The fiscal year 2006 amount is net of vendor allowances received for cooperative advertising of approximately $1.2 million in fiscal years 2006. Advertising costs are charged to expense as incurred and are included in the “Direct store expenses” line item in the Consolidated Statements of Operations.

Pre-opening Expenses

Pre-opening expenses include rent expense incurred during construction of new stores and costs related to new store openings including costs associated with hiring and training personnel, smallwares, supplies and other miscellaneous costs. Rent expense is generally incurred approximately nine months prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 30 days prior to a new store opening. Pre-opening costs are expensed as incurred.

Relocation, Store Closure and Lease Termination Costs

Relocation costs consist of moving costs, estimated remaining net lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with replaced facilities. Store closure costs consist of estimated remaining lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with closed facilities. Lease termination costs consist of estimated remaining net lease payments for terminated leases and idle properties, and associated asset impairments.

Share-Based Payments

The Company maintains several share-based incentive plans. We historically granted options to purchase common stock under our 1992 Stock Option Plans, as amended.  At our annual shareholders’ meeting on March 5, 2007, our shareholders approved a new plan, the Whole Foods Market 2007 Stock Incentive Plan. Options are granted pursuant to this new plan. Under both plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window.

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At our 2007 annual meeting, shareholders approved a new Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the “Safe Harbor” provisions of SFAS No. 123R, “Share-Based Payment,” as amended, and therefore is non-compensatory. As a result, no future compensation expense will be recognized for our employee stock purchase plan. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this method, prior periods were not restated. The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The related share-based payment expense is recognized on a straight-line basis over the vesting period. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date.

SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS No. 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period.  The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payment expense will not exceed 10%. SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

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

On October 1, 2007, the Company adopted FASB Interpretation No. 48, as amended, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in the financial statements in accordance with SFAS No, 109, “Accounting for Income Taxes.”  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures. See Note 10 to the consolidated financial statements, “Income Taxes,” for further discussion on the impact of adopting FIN 48.

Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of dilutive options and convertible debt.

Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on marketable securities, unrealized gains and losses on cash flow hedge instruments, and foreign currency translation adjustments, net of income taxes. Comprehensive income is reflected in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. At September 28, 2008, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $8.0 million and unrealized losses on cash flow hedge instruments of approximately $7.6 million. At September 30, 2007, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $15.7 million.

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

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has one operating segment and a single reportable segment, supermarkets emphasizing natural and organic foods. We currently have six stores in Canada and five stores in the United Kingdom. All of our remaining operations are domestic.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as amended. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is amended by FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes from the scope of this provision arrangements accounted for under SFAS No. 13, “Accounting for Leases.” The statement is further amended by FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of SFAS No. 157 are effective for the specified fair value measures of financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for items within scope. SFAS No. 157 is effective for the Company’s first quarter of fiscal year ending September 27, 2009. The company does not expect that the adoption of SFAS No. 157 will have an impact on our consolidated financial statements.  The provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” are effective for the specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. FSP No. FAS 157-2 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. Additionally, SFAS No. 160 amends certain consolidation procedures contained in Accounting Reporting Bulletin No. 51 “Consolidated Financial Statements” to make them consistent with the requirements of SFAS No. 141 “Business Combinations,” as revised. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and are applied prospectively, except for presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” which clarifies that the effective date applies to any reporting period beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and specifies that such users should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of FSP No. APB 14-1 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of FSP No. APB 14-1 will have on our consolidated financial statements.

(3) Business Combination

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”), in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas and Capers Community Market in British Columbia. To fund the transaction, we entered into a five-year $700 million senior term loan agreement. We also signed a new five-year $250 million revolving credit agreement that was increased to $350 million during the third quarter of fiscal year 2008, which replaced our existing $200 million revolver. Wild Oats results of operations are included in our consolidated financial statements for the period beginning August 28, 2007 through September 28, 2008. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. During fiscal year 2008, the Company finalized the sale price, which effectively reduced total proceeds by approximately $1.1 million. Regarding the other 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed 19 stores, and currently intends to close one additional store and relocate an additional three stores as existing Whole Foods Market sites in development open through fiscal year 2010.

The Company believes the synergies gained from this business combination will create long term value for our customers, vendors and shareholders as well as exciting opportunities for our new and existing team members by making us better positioned to compete in this rapidly changing food retailing environment. Each of our 11 regions gained stores in the acquisition, with three of our smallest regions, the Florida, Rocky Mountain, and Pacific Northwest regions, gaining critical mass. The acquisition provided us with immediate entry into five new states: Arkansas, Indiana, Oklahoma, Tennessee and Utah, and 14 new areas: Bend, OR; Cincinnati, OH;

Indianapolis, IN; Lexington, KY; Little Rock, AR; Memphis, TN; Naples, FL; Nashville, TN; Reno, NV; Salt Lake City, UT; Tampa, FL; Tucson, AZ; Tulsa, OK; and Westport, CT.

On July 29, 2008, the United States Court of Appeals for the District of Columbia Circuit reversed the August 16, 2007 decision of the United States District Court for the District of Columbia which had denied the Federal Trade Commission’s (“FTC”) motion for a preliminary injunction against the acquisition of Wild Oats Markets by Whole Foods Market, and remanded the case to the District Court for further proceedings consistent with the appellate decision. On the same day, the Court of Appeals issued an Order directing the Clerk of the Court of Appeals to withhold issuance of the mandate in the case until seven days after disposition of any timely petition for rehearing or petition for rehearing en banc. On August 26, 2008, Whole Foods Market filed a petition for a rehearing en banc with the Court of Appeals, to which the Court of Appeals ordered the FTC to respond.  The FTC opposed the petition.  Subsequent to year end, on October 6, 2008, Whole Foods Market filed a motion for leave to file a reply to the FTC’s opposition to the petition for rehearing en banc, which motion the FTC also opposed.   On November 21, 2008 the Court of Appeals denied Whole Foods Market’s petition for a rehearing en banc, amended its earlier opinion and remanded the case to the District Court for further proceedings.  On remand the FTC may renew its motion for some preliminary injunctive relief pending resolution of the administrative action.

On August 8, 2008, the FTC issued an Order rescinding the stay of its administrative proceeding against Whole Foods Market.  The FTC had previously filed a complaint commencing its administrative proceeding on June 28, 2007 but had stayed the proceeding on its own motion pending resolution of the federal court proceedings related to the merger. On September 8, 2008, the FTC issued an Amended Compliant in its administrative proceedings changing the relevant geographic markets and changing the notice of contemplated relief indicating that, should the FTC prevail in its administrative proceeding, it would seek relief against Whole Foods Market, which could include (i) an order preventing Whole Foods from consolidating any Wild Oats stores into the Whole Foods system to the extent such consolidation has not occurred at the time of the Commission’s decision; (ii) an order preventing Whole Foods from selling or disposing of any owned or leased property that had been used as a Wild Oats store in any geographic market, or a Whole Foods store in any relevant geographic market; (iii) an order preventing Whole Foods from discontinuing the use of the Wild Oats name at any store being operated as Wild Oats at the time of the Commission’s decision; (iv) re-establishment of Wild Oats stores, with Whole Foods stores added as necessary, along with any associated or necessary assets in a manner that creates a group or system of stores that may be available for divestiture, including, but not limited to, re-opening closed Wild Oats stores, re-naming Wild Oats stores that had been changed to the Whole Foods name, reversing any consolidation of Wild Oats stores into the Whole Foods system and re-establishing the Wild Oats system, and re-establishing Wild Oats’ distribution arrangements, private label products and supplier relationships; (v) the divestiture of Wild Oats stores, and Whole Foods stores, and any other associated or necessary assets, including the Wild Oats name, distribution systems or assets, and supplier relationships, in a manner that restores Wild Oats as a viable, independent competitor in the relevant markets, with the ability to offer such services as Wild Oats had offered prior to its acquisition by Whole Foods; (vi) maintenance of the Wild Oats stores pending divestiture, including operating the stores in the ordinary course and maintaining the inventory of the stores, the hours of operation of the stores and of each department in the stores; (vii) appointment of a monitor, or a divestiture trustee, to assure that the Wild Oats, Whole Foods, and related assets are re-established and divested within the time set forth in the Commission’s decision; (viii) a requirement that, for a period of time, Whole Foods provide prior notice to the Commission of acquisitions, mergers, consolidations, or any other combinations of its operations with any other company providing the operation of premium and natural organic supermarkets; (ix) a requirement for Whole Foods to file periodic compliance reports with the Commission; and (x) any other relief appropriate to correct or remedy the anticompetitive effects of the transaction or to restore Wild Oats as a viable, independent competitor in the relevant markets.

On September 10, 2008, the FTC issued the Scheduling Order for this matter. The trial is scheduled to commence on February 16, 2009 and will take no more than thirty full trial days. Subsequent to year end, on October 20, 2008, the FTC designated Acting Chief Administrative Law Judge D. Michael Chappell as the Administrative Law Judge for this matter.

Subsequent to year end, on October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws.

Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or assess the financial implications of any judgment or order that may arise from them.

During fiscal year 2008, the Company incurred approximately $2.5 million in legal costs related to the FTC lawsuit which are included on the accompanying Consolidated Statements of Operations under the caption “General and administrative expenses.”

Direct Costs of the Acquisition

Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Purchase Price Allocation

The purchase price of the acquired operations was comprised of (in thousands):

Cash payment to Wild Oats shareholders	$564,726
Direct costs of the acquisition	36,992
Total purchase price	$601,718

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

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including purchase price adjustments since the initial purchase price allocation (in thousands):

	Initial		Final
	Purchase	Purchase	Purchase
	Price	Price	Price
	Allocation	Adjustments	Allocation
Current assets	$52,094	$(55)	$52,039
Property and equipment	77,107	(12,636)	64,471
Goodwill	558,056	(11,990)	546,066
Intangible assets	40,607	(7,254)	33,353
Deferred income taxes	67,793	4,093	71,886
Other assets	339	—	339
Assets held for sale	172,256	(1,141)	171,115
Total assets acquired	968,252	(28,983)	939,269
Current liabilities	145,666	(2,667)	142,999
Long-term debt	134,126	—	134,126
Other liabilities	82,321	(29,097)	53,224
Liabilities held for sale	7,202	—	7,202
Total liabilities assumed	369,315	(31,764)	337,551
Net assets acquired	$598,937	$2,781	$601,718

The purchase price adjustments relate primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007 resulting in the Company’s decision to close seven additional Wild Oats store locations, and adjustments to the fair values of certain assets and store closure reserves. The store closure reserves related to Wild Oats locations were reduced by approximately $28.8 million as discussed in Note 6 to the consolidated financial statements, “Reserves for Closed Properties.” Additional adjustments to the purchase price allocation, totaling approximately $4.0 million, include changes in certain tax assets and liabilities primarily related to amounts finalized in connection with tax filings.

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

In connection with the acquisition, the Company recognized liabilities totaling approximately $8.4 million for estimated costs associated with plans to involuntarily terminate certain team members of Wild Oats, contract termination fees and other legal reserves totaling approximately $11.4 million, and estimated costs to close certain store locations totaling approximately $63.9 million. There have been no adjustments to date to the team member termination liabilities. Estimated contract termination fees and other legal reserves increased approximately $2.1 million during fiscal year 2008. As of September 28, 2008, team member termination liabilities and contract termination fee and other legal reserves were approximately $0.1 million and $7.4 million, respectively, as a result of adjustments and payments made during the fiscal year. Evaluation of involuntary team member terminations and contract termination activities are substantially complete. Store closure reserves are discussed further in Note 6 to the consolidated financial statements, “Reserves for Closed Properties.”

The Company assumed debt totaling approximately $148 million in the acquisition consisting primarily of convertible subordinated debentures and capital lease obligations. The estimated fair value of the debt assumed by the Company was approximately $134 million. Excluding capital lease obligations, all debt assumed as part of the Wild Oats acquisition was fully repaid by the end of the first quarter of fiscal year 2008.  Debt is discussed further in Note 8 to the consolidated financial statements, “Long-Term Debt.”

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

Transition Services Agreement

In connection with the sale of the Henry’s and Sun Harvest stores, Whole Foods Market entered into a transition services agreement (“TSA”) with Smart & Final under which Whole Foods Market provided certain general and administrative services for the 35 stores for up to two years. The TSA provided for payments to the Company calculated for each service area as a certain percentage of total monthly sales of the Henry’s and Sun Harvest locations, initially totaling 1.75% of total monthly sales for all services provided under the agreement. The revenue associated with the agreement was approximately equal to the incremental cost of providing the support. During fiscal year 2008, the Company earned approximately $3.4 million in TSA fees which are included on the accompanying Consolidated Statements of Operations under the caption “General and administrative expenses.” At the end of fiscal year 2008, services related to the support agreement were substantially complete.

Unaudited Pro Forma Financial Information

The following pro forma financial information for fiscal years 2007 and 2006, present the combined historical results of the operations of Whole Foods Market and Wild Oats as if the Wild Oats acquisition and the sale of the Henry’s and Sun Harvest stores had occurred at the beginning of fiscal year 2006. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company’s preliminary estimates of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition. These adjustments are subject to change as the initial estimates are refined over time.

Due to differences in accounting calendars, the pro forma results of operations for fiscal year ended 2007 combines the 53 weeks ended September 30, 2007 for Whole Foods Market with the 52-weeks ended September 30, 2007 for Wild Oats. The Wild Oats pro forma results of operations include approximately 47 weeks of Wild Oats results and approximately five weeks of actual results beginning August 25, 2007 which are included in Company’s Consolidated Statements of Operations. The pro forma results of operations for fiscal year 2006 combines the 52-weeks of Whole Foods Market’s fiscal year ended September 24, 2006 with the 52-weeks of Wild Oats’ fiscal year ended December 30, 2006. Pro forma results of operations were as follows (in thousands):

	2007	2006
Sales	$7,295,384	$6,417,076
Net income	142,788	168,198
Earnings per share:
Basic	$1.02	$1.21
Diluted	$1.01	$1.16
Weighted average shares outstanding:
Basic	140,088	139,328
Diluted	141,836	145,082

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

(5) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2008	2007
Land	$51,436	$51,746
Buildings and leasehold improvements	1,463,907	1,209,256
Capitalized real estate leases	24,874	24,874
Fixtures and equipment	1,157,086	1,022,719
Construction in progress and equipment not yet in service	197,026	174,755
	2,894,329	2,483,350
Less accumulated depreciation and amortization	(994,212)	(816,791)
	$1,900,117	$1,666,559

Depreciation and amortization expense related to property and equipment totaled approximately $233.5 million, $181.9 million, and $152.4 million for fiscal years 2008, 2007 and 2006, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $16.5 million and $10.5 million at September 28, 2008 and September 30, 2007, respectively. Property and equipment includes approximately $6.0 million, $0.9 million and

$0.9 million of interest capitalized during fiscal years 2008, 2007 and 2006, respectively. Development costs of new store locations totaled approximately $357.5 million, $389.3 million, and $208.6 million in fiscal years 2008, 2007 and 2006, respectively. As of November 5, 2008, we had signed leases for 66 stores under development.

(6) Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 17 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Following is a summary of store closure reserve activity during the fiscal years ended September 28, 2008 and September 30, 2007 (in thousands):

	2008	2007
Beginning balance	$96,967	$39
Additions	9,092	97,352
Usage	(22,045)	(417)
Adjustments	(14,745)	(7)
Ending Balance	$69,269	$96,967

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures.  Fiscal year 2007 additions include approximately $92.7 million of store closure reserves for Wild Oats locations that were recorded in connection with the acquisition. Adjustments to closed property reserves primarily relate to changes in existing economic conditions, subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. During fiscal year 2008, the Company recognized charges for adjustments of approximately $14.1 million related to increases in reserves due to the downturn in the real estate market and the economy in general, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.”  The Company’s initial estimates of Wild Oats store closure reserves were reduced by approximately $28.8 million as part of the final purchase price allocation. These purchase price adjustments relate primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007, resulting in the Company’s decision to close seven additional Wild Oats store locations and adjustments to the fair values of certain assets and store closure reserves.

(7) Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually on the first day of the fourth fiscal quarter, or more frequently if impairment indicators arise. Given the unfavorable general economic environment the Company is experiencing that appears to be negatively impacting our sales and overall financial results, goodwill was evaluated for impairment at our annual testing date and September 28, 2008. We allocate goodwill to one reporting unit for goodwill impairment testing. During fiscal year 2007, we acquired goodwill totaling approximately $546.0 million in connection with the acquisition of Wild Oats, including purchase price adjustments during fiscal year 2008. Indefinite-lived intangible assets are reviewed for impairment quarterly. We acquired indefinite-lived intangible assets totaling approximately $20,000 and $1.2 million during fiscal years 2008 and 2007, respectively, consisting primarily of liquor licenses. There was no impairment of goodwill or indefinite-lived intangible assets during fiscal years 2008, 2007, or 2006.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $1.7 million and $64.8 million during fiscal years 2008 and 2007, respectively, consisting primarily of acquired leasehold rights. Of the definite-lived intangible assets acquired in fiscal year 2007, approximately $42.8 million were associated with the acquisition of Wild Oats.  This transaction is discussed further in Note 3 to the consolidated financial statements, “Business Combination.” Amortization associated with intangible assets totaled approximately $12.9 million, $2.7 million, and $2.5 million during fiscal years 2008, 2007 and 2006, respectively.

The components of intangible assets were as follows (in thousands):

	2008		2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,966	$—	$1,943	$—
Definite-lived contract-based	95,424	(18,995)	103,661	(14,650)
Definite-lived marketing-related and other	8,319	(8,215)	8,519	(1,790)
	$105,709	$(27,210)	$114,123	$(16,440)

Amortization associated with the net carrying amount of intangible assets is estimated to be approximately $6.2 million in fiscal year 2009, $6.1 million in fiscal year 2010, $6.0 million in fiscal year 2011, $5.9 million in fiscal year 2012 and $5.0 million in fiscal year 2013.

(8) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

	2008	2007
Obligations under capital lease agreements, due in monthly installments through 2029	$19,021	$19,384
Convertible debentures, including accreted interest	2,698	24,484
Revolving line of credit	195,000	17,000
Cash flow hedge instrument	12,451	—
Senior unsecured notes	700,000	700,000
Total long-term debt	929,170	760,868
Less current installments	380	24,781
Long-term debt, less current installments	$928,790	$736,087

On August 28, 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan, which is secured by a pledge of substantially all of the stock of our subsidiaries, bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin or LIBOR plus an applicable margin based on the Company’s Moody’s and S&P rating. The interest period on LIBOR borrowings may range from one to six months at our option. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 28, 2008, we were in compliance with the all applicable debt covenants. The Company recorded approximately $3.4 million in debt origination fees for the term loan which are being amortized on a straight-line basis over the life of the loan. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage exposure to interest rate fluctuations. The Company had accumulated net derivative losses of approximately $7.6 million, net of taxes, in other comprehensive income as of September 28, 2008, related to this cash flow hedge. Hedge ineffectiveness was not material during fiscal year 2008.

On August 28, 2007, we replaced our previous revolving credit facility with a new $250 million revolving line of credit that extends to 2012. During the third quarter of fiscal year 2008, the Company exercised the accordion feature available under the revolving credit facility to increase the aggregate commitment to $350 million and amend certain debt covenants contained in the agreement. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 28, 2008, we were in compliance with the all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin or LIBOR plus an applicable margin based on the Company’s Moody’s and S&P rating. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 28, 2008 and September 30, 2007, the Company had $195 million and $17 million, respectively, drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to $75.9 million by outstanding letters of credit totaling approximately $79.1 million and current borrowings at September 28, 2008. Subsequent to the end of the fiscal year, the Company repaid certain amounts outstanding under the line and increased letters of credit outstanding. As of November 21, 2008, the Company had $169 million outstanding and approximately $101.9 million available on its revolving credit facility.

A summary of applicable interest rates as of the end of fiscal years 2008 and 2007 follows:

	2008	2007
Term loan agreement:
Variable interest rate, excluding applicable margin on non-swap portion of loan	2.469%	5.179%
Interest rate swap fixed interest rate, excluding applicable margin	4.718%	n/a
Applicable margin – LIBOR, based on Moody’s and S&P ratings	1.375%	1.000%
Applicable margin – ABR, based on Moody’s and S&P ratings	0.375%	n/a

Line of credit agreement:
Variable interest rate, excluding applicable margin	4.221%	6.750%
Applicable margin – LIBOR, based on Moody’s and S&P ratings	1.500%	1.000%
Applicable margin – ABR, based on Moody’s and S&P ratings	0.500%	n/a
Commitment fee on undrawn amount	0.275%	0.200%

Subsequent to the end of fiscal year 2008 and due to a downgrade in our corporate credit rating by Moody’s and S&P, the margin applicable to our term loan increased to 0.75% and 1.75% on ABR borrowings and LIBOR borrowings, respectively. Additionally, the margin applicable to our revolving credit facility increased to 0.875% and 1.875% on ABR borrowings and LIBOR borrowings, respectively. These applicable margins are currently the maximum allowed under these agreements. These ratings changes also allow participating banks to obtain security interests in certain of the Company’s equipment, inventories, accounts receivable, intellectual property and other personal property assets to collateralize amounts outstanding under the term loan and revolving credit facility. Pursuant to this right, the participating banks have requested that the Company execute related security agreements and the Company intends to comply timely with this request.

We have outstanding convertible subordinated debentures which had a carrying amount of approximately $2.7 million and $24.5 million at September 28, 2008 and September 30, 2007, respectively. The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $94.2 million was paid off during fiscal year 2007 and approximately $21.8 million, which included a related conversion premium totaling approximately $0.9 million, was paid off during fiscal year 2008. The remaining Whole Foods Market debentures have an effective yield to maturity of 5% and a scheduled maturity date of March 2, 2018. The debentures are convertible at the option of the holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased. The debentures may be redeemed at the option of the holder on March 2, 2013 at the issue price plus accrued original discount to the date of redemption. Subject to certain limitations, at our option, we may elect to pay this purchase price in cash, shares of common stock or any combination thereof. The debentures may also be redeemed in cash at the option of the holder if there is a change in control at the issue price plus accrued original discount to the date of redemption. The Company may redeem the debentures for cash, in whole or in part, at redemption prices equal to the issue price plus accrued original discount to the date of redemption. The debentures are subordinated in the right of payment to all existing and future senior indebtedness. The debentures have a conversion rate of 21.280 shares of Company common stock per $1,000 principal amount at maturity, or approximately 91,000 shares and 97,000 shares at September 28, 2008 and September 30, 2007, respectively. Approximately $154,000 and $5.8 million of the carrying amount of the debentures were voluntarily converted by holders to shares of Company common stock during fiscal years 2008 and 2007, respectively. The Company sent a notice to holders on November 6, 2008 that the Company intends to redeem remaining debentures on December 8, 2008 at a redemption price equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2029. Capital leases totaling approximately $19.1 million were assumed with the acquisition of Wild Oats Markets.  Lease agreements are discussed further in Note 9 to the consolidated financial statements, “Leases.”

(9) Leases

The Company is committed under certain capital leases for rental of equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2009 to 2054. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2008, 2007 and 2006 totaled approximately $257.5 million, $201.0 million and $153.1 million, respectively.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in thousands):

	Capital	Operating	Sublease
2009	$2,089	$261,467	$3,817
2010	2,088	307,356	2,997
2011	2,091	320,127	2,500
2012	2,103	321,762	2,374
2013	2,076	319,666	2,255
Future fiscal years	30,678	4,487,385	12,407
	41,125	$6,017,763	$26,350
Less amounts representing interest	22,104
Net present value of capital lease obligations	19,021
Less current installments	380
Long-term capital lease obligations, less current installments	$18,641

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease.

During fiscal years 2008, 2007 and 2006, we paid contingent rentals totaling approximately $10.8 million, $9.9 million and $9.6 million, respectively. During fiscal year 2007, we recorded an asset retirement obligation associated with operating leases totaling approximately $825,000. No asset retirement obligations associated with operating leases were incurred during fiscal years 2008 and 2006. Sublease rental income totaled approximately $5.4 million, $3.9 million and $1.6 million during fiscal years 2008, 2007 and 2006, respectively. John Mackey and Glenda Chamberlain, executive officers of the Company, own approximately 51% and 2%, respectively, of BookPeople, Inc., a retailer of books and periodicals that is unaffiliated with the Company, which leases retail space in Austin, Texas from the Company. The lease provides for an aggregate annual minimum rent of approximately $0.5 million, $0.4 million, and $0.4 million which the Company received in rental income in fiscal years 2008, 2007 and 2006, respectively.

(10) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2008	2007	2006
Current federal income tax	$62,835	$114,503	$120,774
Current state income tax	22,906	34,138	30,632
Current foreign income tax	6,758	389	—
Total current tax	92,499	149,030	151,406
Deferred federal income tax	(1,086)	(17,014)	(13,350)
Deferred state income tax	(1,589)	(5,091)	(2,171)
Deferred foreign income tax	2,171	(5,098)	—
Total deferred tax	(504)	(27,203)	(15,521)
Total income tax expense	$91,995	$121,827	$135,885

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2008	2007	2006
Federal tax based on statutory rates	$72,282	$106,599	$118,900
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	—	(626)	(31)
Tax exempt interest	(112)	(1,010)	(1,352)
Share-based compensation	(181)	669	(462)
Deductible state income taxes	(7,461)	(10,167)	(9,962)
Tax rate differential relating to foreign operations	(4,953)	—	—
Other, net	2,174	2,024	331
Total federal taxes	61,749	97,489	107,424
State income taxes	21,317	29,047	28,461
Foreign income taxes	8,929	(4,709)	—
Total income tax expense	$91,995	$121,827	$135,885

As of September 28, 2008 we had a current income taxes receivable totaling approximately $24.0 million.  Current income taxes payable as of September 30, 2007 totaled approximately $26.5 million. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2008	2007
Deferred tax assets:
Compensation-related costs	$61,373	$58,457
Insurance-related costs	29,908	27,665
Inventories	4,143	1,978
Lease and other termination accruals	26,932	39,861
Rent differential	61,917	42,935
Tax basis of fixed assets in excess of financial basis	—	4,587
Deferred taxes associated with unrecognized tax benefit	7,779	—
Cash flow hedge instrument	4,865	—
Net domestic and international operating loss carryforwards	5,223	8,305
Capital loss carryforwards	—	2,810
International charitable contribution carryforwards	—	44
Tax credit carryforwards	124	—
Gross deferred tax assets	202,264	186,642
Valuation allowance	(5,325)	(9,474)
	196,939	177,168
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(5,916)	—
Capitalized costs expensed for tax purposes	(472)	(1,384)
Other	(1,120)	(4,008)
	(7,508)	(5,392)
Net deferred tax assets	$189,431	$171,776

Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows (in thousands):

	2008	2007
Current assets	$80,429	$66,899
Noncurrent assets	109,002	104,877
Net deferred tax assets	$189,431	$171,776

Approximately $4.0 million of the increase in the net deferred tax asset during fiscal year 2008 related to the recognition of deferred differences as a purchase price adjustment associated with the acquisition of Wild Oats Markets.

At September 28, 2008, we had international operating loss carryforwards totaling approximately $18.6 million, all of which has an indefinite life.  During fiscal year 2008, approximately $3.9 million of the valuation allowance related to the utilization of certain capital loss carryforwards and acquired state operating loss carryforwards was released as a purchase price adjustment related to the acquisition of Wild Oats Markets.  In addition, the valuation allowance decreased by approximately $0.4 million as a result of the change in the statutory tax rate in the U.K. The valuation allowance also increased by approximately $0.1 million related to the establishment of a valuation allowance on certain acquired federal credit carryforwards.  We have provided a valuation allowance of approximately $5.3 million for deferred tax assets associated with international operating loss carryforwards and federal credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

During fiscal year 2008, the Company repatriated approximately $59.8 million from its Canadian subsidiary, resulting in approximately $6.1 million in income tax expense. At September 28, 2008, no provision was made for any United States or additional foreign taxes on remaining undistributed earnings related to certain foreign operations as those earnings are considered permanently reinvested.  It is the Company’s current intention to utilize those earnings in the foreign operations for an indefinite period of time.

On October 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions recognized in the financial statements in accordance with SFAS No. 109.  The cumulative effect of adopting FIN 48 has been recorded as a decrease of approximately $1.3 million to the Company’s fiscal 2008 opening retained earnings. We also recorded an increase of approximately $7.2 million to deferred income tax assets and an increase to income taxes payable of approximately $8.4 million.  All unrecognized tax benefits at September 28, 2008 are included as “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

At September 28, 2008, the Company had unrecognized tax benefits of $19.9 million, not including accrued interest and penalties.  A reconciliation of the unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2007	$16,087
Additions based on tax positions related to the current year	1,738
Additions for tax positions of prior years	3,870
Reductions for tax positions of prior years	(1,126)
Lapse of statute of limitations	(549)
Settlements	(108)
Balance at September 28, 2008	$19,912

If the Company were to prevail on all unrecognized tax benefits recorded, approximately $16.4 million of the $19.9 million reserve would benefit future effective tax rates. In addition, associated penalties and interest previously recognized would also benefit the future effective tax rates. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense.  During the year ended September 28, 2008, we recognized approximately $3.3 million in interest and penalties. We had accrued approximately $6.9 million and $3.4 million for the payment of interest and penalties at September 28, 2008 and September 30, 2007, respectively.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in Canada and the United Kingdom. The IRS is currently examining the Company’s federal tax returns for its fiscal years 2006 and 2005. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2005 and is no longer subject to state and local income tax examinations for fiscal years prior to 2001.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations or our financial position.

(11) Shareholders’ Equity

Dividends

Following is a summary of dividends declared during fiscal years 2008 and 2007 (in thousands, except per share amounts):

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

During the fourth quarter of fiscal year 2008, the Company’s Board of Directors suspended the quarterly cash dividend for the foreseeable future.

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

(12) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized losses on marketable securities, unrealized losses on cash flow hedge instruments, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	2008	2007
Net income	$114,524	$182,740
Foreign currency translation adjustment, net	(7,714)	8,824
Unrealized loss on investments, net	—	(77)
Unrealized loss on cash flow hedge instruments, net	(7,586)	—
Comprehensive income	$99,224	$191,487

At September 28, 2008, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $8.0 million and unrealized losses on cash flow hedge instruments of approximately $7.6 million, net of related income tax effect of approximately $4.9 million.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	2008	2007	2006
Net income (numerator for basic earnings per share)	$114,524	$182,740	$203,828
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	—	98	283
Adjusted net income (numerator for diluted earnings per share)	$114,524	$182,838	$204,111

Weighted average common shares outstanding (denominator for basic earnings per share)	139,886	140,088	139,328
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	—	116	363
Assumed exercise of stock options	125	1,632	5,391
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	140,011	141,836	145,082

Basic earnings per share	$0.82	$1.30	$1.46

Diluted earnings per share	$0.82	$1.29	$1.41

The computation of diluted earnings per share does not include approximately 70,000 shares of common stock related to the zero coupon convertible subordinated debentures at the end of fiscal year 2008 and options to purchase approximately 13.4 million, 10.6 million and 4.3 million shares of common stock at the end of fiscal years 2008, 2007 and 2006, respectively, due to their antidilutive effect.

(14) Share-Based Payments

Share-based payment expense before income taxes recognized during fiscal years 2008, 2007 and 2006 was approximately $10.5 million, $13.2 million and $9.4 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2008	2007	2006
Cost of goods sold and occupancy costs	$233	$475	$264
Direct store expenses	5,300	7,093	3,555
General and administrative expenses	4,972	5,607	5,613
Share-based payment expense before income taxes	10,505	13,175	9,432
Income tax benefit	(4,815)	(4,114)	(2,724)
Net share-based payment expense	$5,690	$9,061	$6,708

Stock Option Plan

We historically granted options to purchase common stock under our 1992 Stock Option Plans, as amended.  At our 2007 annual shareholders’ meeting, our shareholders approved the Whole Foods Market 2007 Stock Incentive Plan. The fiscal year 2008 and 2007 options were granted pursuant to this new plan.  Our Company has, in connection with certain of our business combinations, assumed the stock option plans of the acquired companies. All options outstanding under our Company’s previous plans and plans assumed in business combinations continue to be governed by the terms and conditions of those grants. Under these plans, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date. Options granted in fiscal years 2006 through 2008 expire five years from the date of grant. The market value of the stock is determined as the closing stock price at the grant date.  At September 28, 2008, September 30, 2007, and September 24, 2006 approximately 4.5 million, 5.5 million and 6.5 million shares of our common stock, respectively, were available for future stock option grants. The following table summarizes option activity (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	Average	Aggregate
	of Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
Outstanding options at September 25, 2005	22,545	$44.58
Options granted	1,444	69.00
Options exercised	(5,466)	36.00
Options expired	(202)	56.57
Options forfeited	(46)	64.52
Outstanding options at September 24, 2006	18,275	$48.82
Options granted	1,704	39.77
Options exercised	(1,879)	26.30
Options expired	(704)	60.64
Options forfeited	(185)	58.70
Outstanding options at September 30, 2007	17,211	$49.80
Options granted	2,249	27.59
Options exercised	(973)	15.73
Options expired	(842)	55.64
Options forfeited	(215)	43.18
Outstanding options at September 28, 2008	17,430	$48.64	3.29	$29
Vested/expected to vest at September 28, 2008	17,027	$49.01	3.26	$25
Exercisable options at September 28, 2008	13,437	$51.88	3.07	$3

The weighted average fair values of options granted during fiscal years 2008, 2007 and 2006 were $6.46, $9.76, and $17.04, respectively.  The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $20.9 million during fiscal year 2008 and $45.3 million during fiscal year 2007. As of the end of fiscal years 2008 and 2007, there was approximately $29.8 million and $27.5 million of unrecognized share-based payments expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 3.6 million and 2.5 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

A summary of options outstanding and exercisable at September 28, 2008 follows (share amounts in thousands):

			Options Outstanding		Options Exercisable
Range of			Weighted Average	Weighted		Weighted
Exercise Prices		Number	Remaining	Average	Number	Average
From	To	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$18.08	$26.50	844	0.67	$23.41	834	$23.47
27.62	27.62	2,141	4.64	27.62	—	—
27.82	38.31	1,246	1.57	27.98	1,221	27.97
39.61	39.61	2,055	2.55	39.61	2,055	39.61
39.74	51.83	1,753	3.55	40.08	570	40.63
54.17	60.74	3,796	3.52	54.23	3,779	54.23
66.81	66.81	4,380	3.85	66.81	4,365	66.81
68.96	73.14	1,215	2.58	69.01	613	69.02
Total		17,430	3.29	$48.64	13,437	$51.88

Share-based payment expense related to vesting stock options recognized during fiscal years 2008, 2007 and 2006 totaled approximately $10.5 million, $8.1 million, and $4.6 million, respectively.

To adjust for actual experience, during fiscal year 2007 and fiscal year 2006 the Company recognized an additional $4.4 million and $3.0 million, respectively, as share-based payment charges related to the option acceleration that took place in fiscal year 2005.

The Company also recognized share-based payment expense totaling approximately $0.2 million, $0.3 million, and $1.2 million for modifications of terms of certain stock option grants and other compensation during fiscal years 2008, 2007 and 2006, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected dividend yield	2.90%	1.80%	1.26%
Risk-free interest rate	2.32%	4.75%	5.04%
Expected volatility	36.73%	31.22%	29.40%
Expected life, in years	3.38	3.29	3.22

Risk-free interest rate is based on the US treasury yield curve on the date of the grant for the time period equal to the expected term of the grant.  Expected volatility is calculated using a ratio of implied volatility based on comparable Long-Term Equity Anticipation Securities (“LEAPS”) and four-year historical volatility. The Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five years.  Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised half-way between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

In addition to the above valuation assumptions, SFAS No. 123R requires the company to estimate an annual forfeiture rate for unvested options and true up fair value expense accordingly.  The company monitors actual forfeiture experience and adjusts the rate from time to time as necessary.

Team Member Stock Purchase Plan

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At the 2007 annual meeting, shareholders approved a new TMSPP which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the “Safe Harbor” provisions of SFAS No. 123R and therefore is non-compensatory. As a result, no future compensation expense will be recognized for our employee stock purchase plan. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

In fiscal years 2007 and 2006 we recognized approximately $0.3 million and $0.6 million, respectively, of share-based payments expense related to team member stock purchase plan discounts. Under the TMSPP, we issued approximately 68,000, 83,000 and 51,000 shares in fiscal years 2008, 2007 and 2006, respectively.  At September 28, 2008, September 30, 2007 and September 24, 2006 approximately 218,000, 286,000, and 369,000 shares of our common stock, respectively, were available for future issuance.

(15) Team Member 401(k) Plan

Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 services hours in one year.  In fiscal years 2008, 2007 and 2006, the Company made a matching contribution to the plan of approximately $3.0 million, $2.3 million, and $2.3 million, respectively, in cash.

(16) Quarterly Results (unaudited)

The Company’s first quarter consists of 16 weeks, and the second and third quarters each are 12 weeks, and the fourth quarters is 12 or 13 weeks. Fiscal year 2008 is a 52-week year with twelve weeks in the fourth quarter. Fiscal year 2007 is a 53-week year with thirteen weeks in the fourth quarter. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

During the fourth quarter of fiscal year 2008, “Relocation, store closure and lease termination costs” include charges recorded totaling approximately $14.7 million to increase store closure reserves for increased estimated net lease obligations for closed Wild Oats stores and approximately $5.5 million in costs related to 13 lease terminations for stores previously in development.

The Company’s effective tax rate for the fourth quarter and fiscal year 2008 was higher than its historical rate primarily due to repatriation of approximately $59.8 million in cash from the Company’s Canadian subsidiary.

Operating results for the fourth quarter of fiscal year 2007 include Wild Oats for the period beginning August 28, 2007 through September 30, 2007.

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 28, 2008 and September 30, 2007 (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2008
Sales	$2,457,258	$1,866,493	$1,841,242	$1,788,919
Cost of goods sold and occupancy costs	1,630,706	1,215,089	1,208,495	1,192,917
Gross profit	826,552	651,404	632,747	596,002
Direct store expenses	644,375	496,903	490,188	476,474
General and administrative expenses	87,412	67,658	60,689	54,669
Pre-opening expenses	15,139	10,039	15,225	15,151
Relocation, store closure and lease termination costs	5,012	1,818	2,556	27,159
Operating income	74,614	74,986	64,089	22,549
Interest expense	(11,581)	(8,438)	(8,094)	(8,303)
Investment and other income	2,754	1,181	1,495	1,267
Income before income taxes	65,787	67,729	57,490	15,513
Provision for income taxes	26,644	27,769	23,571	14,011
Net income	$39,143	$39,960	$33,919	$1,502

Basic earnings per share	$0.28	$0.29	$0.24	$0.01
Diluted earnings per share	$0.28	$0.29	$0.24	$0.01
Dividends declared per share	$0.20	$0.20	$0.20	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2007
Sales	$1,870,731	$1,463,210	$1,514,420	$1,743,412
Cost of goods sold and occupancy costs	1,229,972	948,738	976,130	1,140,330
Gross profit	640,759	514,472	538,290	603,082
Direct store expenses	482,797	379,295	394,713	454,424
General and administrative expenses	56,132	45,456	49,003	67,152
Pre-opening expenses	13,255	13,744	13,719	18,601
Relocation, store closure and lease termination costs	3,029	1,890	1,276	4,666
Operating income	85,546	74,087	79,579	58,239
Interest expense	(7)	—	(24)	(4,177)
Investment and other income	4,052	2,562	2,223	2,487
Income before income taxes	89,591	76,649	81,778	56,549
Provision for income taxes	35,836	30,660	32,711	22,620
Net income	$53,755	$45,989	$49,067	$33,929

Basic earnings per share	$0.38	$0.33	$0.35	$0.24
Diluted earnings per share	$0.38	$0.32	$0.35	$0.24
Dividends declared per share	$0.33	$0.18	$0.18	$0.18

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

From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, real estate and other proceedings arising in the ordinary course of business. The Company has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings arising in the ordinary course of business, either alone or in the aggregate, will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. Although management does not expect that the outcome in these proceedings will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable.  Therefore, we could incur judgments or enter into settlements of claims that could materially impact our results.

On July 17, 2007, the Company announced that the Company’s Board of Directors had formed a Special Committee to perform an independent internal investigation regarding the online financial message board postings related to Whole Foods Market and Wild Oats Markets and retained the firm of Munger, Tolles & Olson LLP to advise it during its investigation. The result of the Company’s internal investigation had no impact on the Company’s consolidated financial statements for the year ended September 30, 2007.  The Company has been contacted by the staff of the Securities and Exchange Commission advising the Company that it has concluded its inquiry related to online financial message board postings related to Whole Foods Market and Wild Oats Markets and that no enforcement action has been recommended against the Company or any individual.

On July 29, 2008, the United States Court of Appeals for the District of Columbia Circuit reversed the August 16, 2007 decision of the United States District Court for the District of Columbia which had denied the FTC motion for a preliminary injunction against the acquisition of Wild Oats Markets by Whole Foods Market.   The Company petition for rehearing of the July 29th decision by the entire DC Circuit Court of Appeals was denied. The case is to be remanded to the District Court for further proceedings. On remand the FTC may renew its motion for some preliminary injunctive relief pending resolution of the administrative action. In addition, the FTC is currently pursuing an administrative proceeding concerning our recent acquisition of Wild Oats Markets. These proceedings are discussed in further detail in Note 3 to the consolidated financial statements, “Business Combination.” Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or estimate the amount or range of loss or possible loss that may arise from them.  The Company has not accrued any loss related to the outcome of these proceedings as of September 28, 2008.

Subsequent to year end, on October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. The Company has not accrued any loss related to the outcome of this case as of September 28, 2008.

The Company has entered into Retention Agreements with certain executive officers of the Company or its subsidiaries which provide for certain benefits upon an involuntary termination of employment, other than for cause, after a “Triggering Event.” A Triggering Event includes a merger of the Company with and into an unaffiliated corporation if the Company is not the surviving corporation or the sale of all or substantially all of the Company’s assets. The benefits to be received by the executive officer whose employment is terminated after a Triggering Event occurs include receipt of his or her annual salary through the one-year period following the date of the termination of employment and the immediate vesting of any outstanding stock options granted to such executive officer.

(18) Subsequent Event

On November 5, 2008, the Company entered into an agreement to issue approximately 425,000 shares of Series A 8% Redeemable, Convertible Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to Green Equity Investors V, L.P., an affiliate of Leonard Green & Partners, L.P., for $425 million. The Series A Preferred Stock has an 8% dividend, payable quarterly in cash or by increasing the liquidation preference, at the option of the Company, and will be convertible, under certain circumstances, to common stock at an initial conversion rate of $68.9655 per $1,000 of the liquidation preference, or an initial conversion price of $14.50 per common share.  After three years, the dividend will be reduced to: (i) 6% if the common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if the common stock closes at or above $23.13 per share for at least 20 consecutive trading days.  The Company may redeem the Series A Preferred Stock after five years at a premium of 4%, declining ratably to par by the eighth year. Additionally, at any time, the Company may, upon 30 days notice, redeem the Series A Preferred Stock if the common stock closes at or above $28.50 per share for at least 20 consecutive trading days.  The Company also has the option to convert the Series A Preferred Stock into subordinated convertible notes having economic terms similar to the preferred stock under certain circumstances. The closing and funding of the transaction is subject to certain customary closing conditions, including the receipt of customary regulatory approvals. There can be no assurance that these approvals will be received.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 28, 2008.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of management’s assessment of internal control over financial reporting and also independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report which is included in Part II, Item 8 of this Report on Form 10-K.

Item 9B.     Other Information.

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 16, 2009 to be filed with the Commission pursuant to Regulation 14A.

The Company has adopted a Code of Conduct and Ethics for Team Members and Directors pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Conduct and Ethics is publicly available on our Company website at http://www.wholefoodsmarket.com/company/pdfs/codeofconduct.pdf  The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 11.   Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by this item about our Company’s securities authorized for issuance under equity compensation plans as of September 28, 2008 is included in Part I, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K. All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

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

(a)           The following documents are filed as part of this report:

(1)   Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.

(2)   Financial Statement Schedules: No schedules are required.

(3)   Exhibits are incorporated herein by reference or are filed with this report as indicated below

(b)           Exhibits

3.1      Amended and Restated Articles of Incorporation of the Registrant (5)

3.2                     Amended and Restated By-laws of the Registrant adopted August 13, 2008 (7)

4.1                     Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (3)

10.1    Form of Retention Agreement between the executive officers of the Registrant and the Registrant (2)

10.2    Form of amendment to Retention Agreement (1)

10.3    Form of Director & Officer Indemnification Agreement (6)

10.4    1993 Team Member Stock Ownership Plan (1)

10.5    1993 Team Member Stock Purchase Plan (1)

10.6    1992 Stock Option Plan for Team Members, as amended (1)

10.7    1992 Stock Option Plan for Outside Directors (1)

10.8    2007 Stock Incentive Plan (10)

10.9    Amendment No. One to the Whole Foods Market 2007 Stock Incentive Plan (7)

10.10  2007 Team Member Stock Purchase Plan (11)

10.11  Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.12  Agreement and Plan of Merger dated as of February 21, 2007, by and among Registrant and Wild Oats Markets, Inc. (4)

10.13  Term Loan Agreement dated August 28, 2007 by and among Registrant, Royal Bank of Canada; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Wachovia Bank, N.A.; LaSalle Bank Midwest, N.A.;  RBC Capital Markets; and J.P. Morgan Securities Inc. (9)

10.14  Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (9)

10.15  First Amendment, dated June 2, 2008, of Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (7)

12.1    Computation of Ratio of Earnings to Fixed Charges (12)

21.1    Subsidiaries of the Registrant (12)

23.1    Consent of Ernst & Young LLP (12)

31.1    Certification by Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (12)

31.2    Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (12)

32.1    Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (12)

32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (12)

(1)      Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.

(2)      Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.

(3)      Filed as an exhibit to Registration Statement on Form S-3, filed April 30, 1998 (No. 333-51419) and incorporated herein by reference.

(4)      Filed as an exhibit to Registrant’s Form 8-K filed February 21, 2007 and incorporated herein by reference.

(5)      Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 9, 2006 filed May 19, 2006 and incorporated herein by reference.

(6)      Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 20, 2008 filed February 29, 2008 and incorporated herein by reference.

(7)      Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2008 filed August 15, 2008 and incorporated herein by reference

(8)      Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.

(9)      Filed as an exhibit to Registrant’s Form 10-K for the period ended September 30, 2007 filed November 29, 2007 and incorporated herein by reference.

(10)    Filed as Appendix B to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.

(11)    Filed as Appendix C to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.

(12)    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: November 26, 2008	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 26, 2008.

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