Form 10-Q
period 2009-01-18
WHOLE FOODS MARKET INC
filed 2009-02-27
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 18, 2009; or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of January 18, 2009 was 140,399,015 shares.

Whole Foods Market, Inc.

Form 10-Q

Page

Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited), January 18, 2009 and September 28, 2008	3

Consolidated Statements of Operations (unaudited), for the sixteen weeks ended January 18, 2009 and January 20, 2008	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the sixteen weeks ended January 18, 2009 and fiscal year ended September 28, 2008	5

Consolidated Statements of Cash Flows (unaudited), for the sixteen weeks ended January 18, 2009 and January 20, 2008	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 6. Exhibits	23

Signature	24

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

January 18, 2009 and September 28, 2008

(In thousands)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$272,594	$30,534
Restricted cash	620	617
Accounts receivable	110,518	115,424
Merchandise inventories	338,200	327,452
Prepaid expenses and other current assets	38,152	68,150
Deferred income taxes	88,305	80,429
Total current assets	848,389	622,606
Property and equipment, net of accumulated depreciation and amortization	1,890,086	1,900,117
Goodwill	659,314	659,559
Intangible assets, net of accumulated amortization	75,839	78,499
Deferred income taxes	109,744	109,002
Other assets	10,373	10,953
Total assets	$3,593,745	$3,380,736

	2009	2008
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$392	$380
Accounts payable	158,969	183,134
Accrued payroll, bonus and other benefits due team members	204,260	196,233
Dividends payable	1,700	—
Other current liabilities	261,431	286,430
Total current liabilities	626,752	666,177
Long-term debt and capital lease obligations, less current installments	748,015	928,790
Deferred lease liabilities	212,704	199,635
Other long-term liabilities	79,223	80,110
Total liabilities	1,666,694	1,874,712

Series A redeemable preferred stock, $0.01 par value, 425 and no shares authorized, issued and outstanding in 2009 and 2008, respectively	413,052	—

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 140,399 and 140,286 shares issued and outstanding in 2009 and 2008, respectively	1,071,319	1,066,180
Accumulated other comprehensive income (loss)	(24,538)	422
Retained earnings	467,218	439,422
Total shareholders’ equity	1,513,999	1,506,024
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,593,745	$3,380,736

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 18,	January 20,
	2009	2008
Sales	$2,466,503	$2,457,258
Cost of goods sold and occupancy costs	1,643,785	1,630,706
Gross profit	822,718	826,552
Direct store expenses	653,974	644,375
General and administrative expenses	82,600	87,412
Pre-opening expenses	14,064	15,139
Relocation, store closure and lease termination costs	5,077	5,012
Operating income	67,003	74,614
Interest expense	(13,580)	(11,581)
Investment and other income	1,841	2,754
Income before income taxes	55,264	65,787
Provision for income taxes	22,935	26,644
Net income	32,329	39,143
Preferred stock dividends	4,533	—
Income available to common shareholders	$27,796	$39,143

Basic earnings per share	$0.20	$0.28
Weighted average shares outstanding	140,330	139,377

Diluted earnings per share	$0.20	$0.28
Weighted average shares outstanding, diluted basis	140,330	140,610

Dividends declared per common share	$—	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Sixteen weeks ended January 18, 2009 and fiscal year ended September 28, 2008

(In thousands)

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 30, 2007	139,240	$1,232,845	$(199,961)	$15,722	$410,198	$1,458,804
Net income	—	—	—	—	114,524	114,524
Foreign currency translation adjustments	—	—	—	(7,714)	—	(7,714)
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(7,586)	—	(7,586)
Comprehensive income						99,224
Dividends ($0.60 per common share)	—	—	—	—	(84,012)	(84,012)
Issuance of common stock pursuant to team member stock plans	1,040	17,206	—	—	—	17,206
Retirement of treasury stock	—	(199,961)	199,961	—	—	—
Excess tax benefit related to exercise of team member stock options	—	6,083	—	—	—	6,083
Share-based payments expense	—	10,505	—	—	—	10,505
Cumulative effect of new accounting standard adoption	—	—	—	—	(1,288)	(1,288)
Other	6	(498)	—	—	—	(498)
Balances at September 28, 2008	140,286	1,066,180	—	422	439,422	1,506,024
Net income	—	—	—	—	32,329	32,329
Foreign currency translation adjustments	—	—	—	(15,211)	—	(15,211)
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(9,749)	—	(9,749)
Comprehensive income						7,369
Redeemable preferred stock dividends	—	—	—	—	(4,533)	(4,533)
Issuance of common stock pursuant to team member stock plans	113	1,350	—	—	—	1,350
Share-based payments expense	—	3,789	—	—	—	3,789
Balances at January 18, 2009	140,399	$1,071,319	$—	$(24,538)	$467,218	$1,513,999

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 18,	January 20,
	2009	2008
Cash flows from operating activities:
Net income	$32,329	$39,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,792	74,482
Loss on disposition of fixed assets	2,299	642
Share-based payments expense	3,789	3,030
Deferred income tax benefit	(1,839)	(11,137)
Excess tax benefit related to exercise of team member stock options	—	(1,613)
Deferred lease liabilities	13,162	17,755
Other	9,144	2,127
Net change in current assets and liabilities:
Accounts receivable	4,378	(10,208)
Merchandise inventories	(15,888)	(29,988)
Prepaid expense and other current assets	29,432	(7,053)
Accounts payable	(23,242)	(27,332)
Accrued payroll, bonus and other benefits due team members	8,592	20,215
Other current liabilities	(389)	4,092
Net change in other long-term liabilities	(461)	1,985
Net cash provided by operating activities	142,098	76,140
Cash flows from investing activities:
Development costs of new locations	(82,086)	(106,492)
Other property and equipment expenditures	(28,209)	(59,050)
Proceeds from hurricane insurance	—	1,500
Acquisition of intangible assets	—	(973)
Purchase of available-for-sale securities	—	(194,316)
Sale of available-for-sale securities	—	194,316
Payment for purchase of acquired entities, net	—	(4,913)
Proceeds received from divestiture, net	—	165,142
Other investing activities	(129)	(139)
Net cash used in investing activities	(110,424)	(4,925)
Cash flows from financing activities:
Common stock dividends paid	—	(25,074)
Preferred stock dividends paid	(2,833)	—
Issuance of common stock	1,350	6,967
Excess tax benefit related to exercise of team member stock options	—	1,613
Proceeds from issuance of redeemable preferred stock	413,052	—
Proceeds from long-term borrowings	123,000	30,000
Payments on long-term debt and capital lease obligations	(320,715)	(39,015)
Net cash provided by (used in) financing activities	213,854	(25,509)
Effect of exchange rate changes on cash and cash equivalents	(3,468)	(1,835)
Net change in cash and cash equivalents	242,060	43,871
Cash and cash equivalents at beginning of period	30,534	—
Cash and cash equivalents at end of period	$272,594	$43,871

Supplemental disclosures of cash flow information:
Interest paid	$22,286	$11,270
Federal and state income taxes paid	$4,581	$27,171

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

January 18, 2009

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2009 and 2008 are fifty-two week fiscal years. We have one operating segment, supermarkets emphasizing natural and organic foods. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation.

(2) Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as amended. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). SFAS No. 157 is amended by FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes from the scope of this provision arrangements accounted for under SFAS No. 13, “Accounting for Leases.” The statement is further amended by FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the provisions of SFAS No. 157 on September 29, 2008. The provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” are effective for the specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. FSP No. FAS 157-2 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities will have on our consolidated financial statements.

The Company holds money market fund investments that are classified as cash equivalents that are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). We had cash equivalent investments totaling approximately $292.2 million at January 18, 2009.

The carrying amount of the Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable (Level 2). The model discounts projected future cash flows to a present value using market-based observable inputs, including interest rate curves. The Company had accumulated net derivative losses of approximately $17.3 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of January 18, 2009 and September 28, 2008, respectively, related to this cash flow hedge.

The carrying amounts of trade and other accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value. The carrying amount of our five-year term loan approximates fair value because it has a variable interest rate which reflects market changes to interest rates.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 applies to all entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. The Company adopted the provisions of SFAS No. 159 on September 29, 2008 and did not elect to measure any of its existing financial instruments or other items at fair value.

(3) Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually on the first day of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the sixteen week period ended January 18, 2009, events or changes in circumstances occurred that could have indicated a reduction in the fair value of our reporting unit below its carrying value, including declines in our comparable store sales and market capitalization and downgrades to our corporate credit ratings. Accordingly, the Company performed an interim evaluation of goodwill for impairment as of January 18, 2009. Based on the results of our evaluation, the Company determined that goodwill was not impaired as of January 18, 2009. Indefinite-lived intangible assets are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. There were no impairments of indefinite-lived intangible assets during the sixteen week period ended January 18, 2009.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $0.9 million, primarily consisting of acquired leasehold rights, during the sixteen week period ended January 20, 2008. No definite-lived intangible assets were acquired during the sixteen week period ended January 18, 2009. Amortization associated with intangible assets totaled approximately $2.1 million and $4.1 million for the sixteen week periods ended January 18, 2009 and January 20, 2008, respectively. The components of intangible assets were as follows (in thousands):

	January 18, 2009		September 28, 2008
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,966	$—	$1,966	$—
Definite-lived contract-based	94,826	(21,043)	95,424	(18,995)
Definite-lived marketing-related and other	644	(554)	8,319	(8,215)
	$97,436	$(21,597)	$105,709	$(27,210)

Amortization associated with the net carrying amount of intangible assets at January 18, 2009 is estimated to be $4.2 million for the remainder of fiscal year 2009, $5.9 million in fiscal year 2010, $5.8 million in fiscal year 2011, $5.8 million in fiscal year 2012, $5.0 million in fiscal year 2013 and $4.9 million in fiscal year 2014.

(4) Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 16 years. The Company estimates subtenant income and future cash flows based on existing economic conditions, information provided by outside real estate experts, the Company’s experience and knowledge of the market in which the closed property is located, and the Company’s previous efforts to dispose of similar assets.

Following is a summary of store closure reserves activity during the sixteen week period ended January 18, 2009 and fiscal year ended September 28, 2008 (in thousands):

	January 18,	September 28,
	2009	2008
Beginning balance	$69,269	$96,967
Additions	2,765	9,092
Usage	(5,772)	(22,045)
Adjustments	1,132	(14,745)
Ending Balance	$67,394	$69,269

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures.  Adjustments to closed property reserves primarily relate to changes in existing economic conditions, subtenant income, actual exit costs differing from original estimates, or foreign currency translation adjustments. Adjustments are made for changes in estimates in the period in which the changes become known. During the sixteen week period ended January 18, 2009, the Company recognized charges for adjustments of approximately $1.9 million related to increases in reserves due to the downturn in the real estate market and the economy in general, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” During fiscal year 2008, the Company’s initial estimates of Wild Oats Markets store closure reserves were reduced by approximately $28.8 million as part of the final purchase price allocation. These purchase price adjustments related primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007, resulting in the Company’s decision to close seven additional Wild Oats store locations and adjustments to the fair values of certain assets and store closure reserves. Additionally, the Company recognized charges for adjustments of approximately $14.1 million related to the increases in reserves due to the downturn in the real estate market and the economy in general, during the fourth quarter of fiscal year 2008.

(5) Long-Term Debt

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. During the sixteen week period ended January 18, 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 18, 2009, we were in compliance with all applicable debt covenants. During the sixteen week period ended January 20, 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The Company had accumulated net derivative losses of approximately $17.3 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of January 18, 2009 and September 28, 2008, respectively, related to this cash flow hedge.

The Company also has outstanding a $350 million revolving line of credit that extends to 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 18, 2009, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. During the sixteen week period ended January 18, 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 28, 2008 the Company had $195 million drawn under this agreement. During the sixteen week period ended January 18, 2009, the Company repaid all amounts outstanding and no amounts were drawn under this agreement at January 18, 2009. The amount available to the Company under the agreement was effectively reduced to $260.6 million by outstanding letters of credit totaling approximately $89.4 million at January 18, 2009.

During the sixteen week period ended January 20, 2008, approximately 250 of the Company’s zero coupon convertible subordinated debentures were converted at the option of the holders to approximately 6,000 shares of Company common stock. The outstanding convertible subordinated debentures had a carrying amount of approximately $2.7 million at September 28, 2008. On December 8, 2008, the Company redeemed all remaining debentures at a redemption prices equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

(6) Redeemable Preferred Stock

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. Each share of Series A Preferred Stock has an initial liquidation preference of $1,000, subject to adjustment. The outstanding shares may not be transferred outside of the affiliate group prior to the third anniversary of share issuance.

The holder of the Series A Preferred Stock is entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash or by increasing the liquidation preference, at the option of the Company. Three years after issuance, the dividend will be reduced to (i) 6% if the Company’s common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if the Company’s common stock closes at or above $23.13 per share for at least 20 consecutive trading days.  Also, in the event a cash dividend or other distribution in cash is declared on the Company’s common stock, the holder of the Series A Preferred Stock will be entitled to receive an additional amount equal to (i) the liquidation preference divided by the conversion rate, each in effect on the record date for such dividend, times (ii) the cash amount per share distributed or to be distributed in respect of the common stock. During the sixteen week period ended January 18, 2009, the Company paid cash dividends on the Series A Preferred Stock of approximately $2.8 million. The Company currently intends to pay all Series A Preferred Stock dividend amounts in cash as they become payable.

The Series A Preferred Stock is convertible, under certain circumstances, to common stock based on the quotient of (i) the liquidation preference plus accrued dividends and (ii) 1,000, multiplied by the conversion rate, initially 68.9655. The conversion rate is subject to change based on certain antidilution provisions. The Series A Preferred Stock is convertible any time, at the election of the holders, provided that at no time may any holder of the Preferred Shares beneficially own more than 19.99% of the Company’s voting securities as a result of such conversion. The Company has reserved and will keep available out of its authorized and unissued common stock such number of shares that would be issued upon conversion of all Series A Preferred Stock then outstanding.

The Company also has the option to exchange the Series A Preferred Stock for subordinated convertible notes having economic terms similar to the preferred stock under certain circumstances.

The Company may redeem the Series A Preferred Stock, in whole or in part, at any time after December 2, 2013, at a premium of 4%, declining ratably in annual increments to par on December 2, 2016, multiplied by the liquidation preference plus accrued dividends. Additionally, at any time, the Company may, upon 30 days notice, redeem the Series A Preferred Stock at par if the common stock closes at or above $28.50 per share for at least 20 consecutive trading days.

The holders of the Series A Preferred Stock may require the Company to redeem their shares of Series A Preferred Stock, in whole or in part, at 101% of the liquidation preference plus accrued dividends upon the occurrence of certain fundamental changes to the Company, including a change of control and certain bankruptcy events. In addition, the holders of the Series A Preferred Stock have the right to require the Company to redeem their shares of Series A Preferred Stock at par any time on or after December 2, 2020.

The Series A Preferred Stock is classified as temporary shareholders’ equity, since the shares are (i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within the control of the Company.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of the Series A Preferred Stock shall be entitled to receive for each share, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to shareholders of the Company, and after satisfaction of all liabilities and obligations to creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock, an amount equal to the greater of (i) the liquidation preference per share of Series A Preferred Stock plus accrued dividends and (ii) the per share amount of all cash and other property to be distributed in respect of the common stock such holder would have been entitled to had it converted such Series A Preferred Stock immediately prior to the date fixed for such liquidation, dissolution or winding up of the Company.

The holders of the Series A Preferred Stock, voting as a separate class, elected two members of the Board of Directors of the Company. On December 2, 2008, the Company announced that Jonathan A. Seiffer, partner, and Jonathan D. Sokoloff, managing partner, both of Leonard Green & Partners, L.P., had joined the Board. Representation on the Board of Directors of the Company is reduced based on certain dilution percentages of the Company’s voting securities and ceases once the Series A Preferred Stock represents less than 7% of the Company’s voting securities. Additionally, the holders of the Series A Preferred Stock are entitled to designate one member to each of the committees of the Board of Directors and to appoint directors for election to the Board of Directors once the ability to elect directors ceases. The holders of Series A Preferred Stock also have the right to veto certain actions of the Company that might dilute, or alter the rights of, the Series A Preferred Stock. The Series A Preferred Stock will vote together with the common stock on an as-converted basis, but no holder of Series A Preferred Stock may vote more than the equivalent of 19.99% of the Company’s voting securities.

(7) Shareholders’ Equity

Dividends

Following is a summary of dividends declared per common share during fiscal year 2008 (in thousands, except per share amounts):

Date of	Dividend per	Date of	Date of	Total
Declaration	Common Share	Record	Payment	Amount
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901
March 10, 2008	0.20	April 11, 2008	April 22, 2008	28,041
June 11, 2008	0.20	July 11, 2008	July 22, 2008	28,057

On August 5, 2008, the Company announced the suspension of its quarterly cash dividend to common shareholders for the foreseeable future.

Treasury Stock

During the sixteen weeks ended January 20, 2008, the Company retired all shares held in treasury, totaling approximately $200.0 million.  The Company’s remaining authorization under the stock repurchase program at January 18, 2009, is approximately $200.0 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

(8) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized losses on cash flow hedge instruments, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 18,	January 20,
	2009	2008
Net income	$32,329	$39,143
Foreign currency translation adjustment, net	(15,211)	(4,925)
Unrealized losses on cash flow hedge instruments, net	(9,749)	(12,487)
Comprehensive income	$7,369	$21,731

At January 18, 2009, accumulated other comprehensive income consisted of foreign currency translation adjustment losses of approximately $7.2 million and unrealized losses on cash flow hedge instruments of approximately $17.3 million, net of related income tax effect of approximately $12.0 million.

(9) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share in the sixteen week period ended January 20, 2008, includes the dilutive effect of common stock equivalents consisting of common shares deemed outstanding from the assumed exercise of stock options and the assumed conversion of zero coupon convertible subordinated debentures.

The computation of diluted earnings per share for the sixteen week period ended January 18, 2009 does not include options to purchase approximately 17.3 million shares of common stock or the conversion of Series A Preferred Stock to approximately 12.3 million shares of common stock, due to their antidilutive effect.  For the sixteen week period ended January 20, 2008, the computation of diluted earnings per share does not include options to purchase approximately 10.0 million shares of common stock due to their antidilutive effect.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Sixteen weeks ended
	January 18,	January 20,
	2009	2008
Income available to common shareholders (numerator for basic earnings per share)	$27,796	$39,143
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	—	24
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$27,796	$39,167
Weighted average common shares outstanding (denominator for basic earnings per share)	140,330	139,377
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	—	92
Assumed exercise of stock options	—	1,141
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	140,330	140,610

Basic earnings per share	$0.20	$0.28

Diluted earnings per share	$0.20	$0.28

(10) Share-Based Payments

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2007 Stock Incentive Plan.  Under this plan, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five-year term. The market value of the stock is determined as the closing stock price at the grant date.  At January 18, 2009 and September 28, 2008 there were approximately 4.9 million and 4.5 million shares, respectively, of our common stock available for future stock option grants.

Total unrecognized share-based payments expense related to nonvested stock options, net of estimated forfeitures, was approximately $26.2 million as of the end of the first quarter of fiscal year 2009 and related to approximately 3.6 million shares with a per share weighted average fair value of approximately $7. We anticipate this expense to be recognized over a weighted average period of approximately 2.7 years.

Share-based payments expense recognized during the sixteen week periods ended January 18, 2009 and January 20, 2008 totaled approximately $3.8 million and $3.0 million, respectively, and consisted entirely of stock option expense. Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 18,	January 20,
	2009	2008
Cost of goods sold and occupancy costs	$123	$64
Direct store expenses	2,190	1,671
General and administrative expenses	1,476	1,295
Share-based payments expense before income taxes	3,789	3,030
Income tax benefit	1,431	1,161
Net share-based payments expense	$2,358	$1,869

(11) Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” which clarifies that the effective date applies to any reporting period beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

(12) Commitments and Contingencies

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

The Federal Trade Commission (“FTC”) is challenging the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. Prior to completion of the Wild Oats acquisition, the FTC had filed a motion in the United States District Court for the District of Columbia seeking a preliminary injunction to enjoin the acquisition. The FTC had also filed a complaint commencing an administrative proceeding challenging the acquisition.

On August 16, 2007, the United States District Court for the District of Columbia denied the FTC’s motion for a preliminary injunction.  The FTC appealed denial of the preliminary injunction motion to the United States Court of Appeals for the District of Columbia Circuit and on July 29, 2008 the Court of Appeals reversed the District Court and remanded the case to the District Court for further proceedings. The Company’s motion for rehearing of the appeal en banc was denied on November 21, 2008. On remand, the FTC renewed its motion for preliminary injunctive relief pending resolution of the administrative action, specifically seeking a hold separate order, the rebranding of all former Wild Oats stores, and the appointment of a trustee or special master to establish an independent management team for the former Wild Oats assets and oversee Whole Foods Market’s compliance with the order. A hearing on the FTC’s renewed motion for a preliminary injunction was scheduled for February 17-18, 2009 but was removed from the Court’s calendar after the administrative case was removed from adjudication as discussed below.

On August 7, 2007 the FTC issued an Order on its own motion staying the administrative proceeding. On August 8, 2008, the FTC issued an Order lifting the stay of the administrative proceeding. The administrative proceeding was scheduled to commence on April 6, 2009. On January 28, 2009, the FTC issued an order granting the Company’s motion to withdraw the administrative case from adjudication for the purpose of considering a proposed consent agreement that would resolve the administrative proceeding. A further order dated February 4, 2009 extended the withdrawal through March 6, 2009.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages.

Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or estimate the amount or range of loss or possible loss that may arise from them. The Company has not accrued any loss related to the outcome of these proceedings as of January 18, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the successful integration of acquired businesses into our operations, changes in overall economic conditions that impact consumer spending, the impact of competition, the ability to access additional capital as needed, the successful resolution of ongoing Federal Trade Commission (“FTC”) matters, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

General

Whole Foods Market, Inc. and its consolidated subsidiaries own and operate the largest chain supermarkets emphasizing natural and organic foods. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of January 18, 2009, we operated 279 stores: 268 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, supermarkets emphasizing natural and organic foods.

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

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2009 and 2008 are 52-week years.

Overview

Whole Foods Market continues to experience a challenging retail environment caused by a number of ongoing factors including the general economic environment in the United States, United Kingdom, and Canada. Sales for the sixteen weeks ended January 18, 2009 compared to the prior year were flat at $2.5 billion. Excluding the negative impact of foreign currency translation, comparable store sales decreased 3.4 percent during the sixteen weeks ended January 18, 2009, and identical store sales decreased 4.2 percent. Reduced transaction count drove the year-over-year decline, but average basket size was down slightly as well, with a decrease in the number of items per transaction more than offsetting a small increase in average price per item. Identical store sales decelerated from the fourth quarter of fiscal year 2008, with markets having higher foreclosure and jobless rates experiencing a greater negative impact. Competition continues to be a factor as retailers fight over fewer food dollars being spent. For the quarter, income available to common shareholders was approximately $27.8 million and diluted earnings per share was $0.20. These results included approximately $11.0 million, or $0.05 per diluted share, in legal costs related to the FTC lawsuit.

We have worked hard to increase the value choices throughout our stores, particularly in our perishable areas, while still maintaining our quality standards, and, over the past year, we have done a much better job of highlighting our commitment to value with signage, placement, and price. In this environment, all retailers prefer customers trade down within their store rather than trade out of their store, and we are proactively and creatively communicating to our team members and customers how well we compare to other retailers. At the same time, we are making positive strides in differentiating our product selection in ways that are important to our core customers and to our authenticity and leadership role within natural and organic products. Our private label SKU count increased 11 percent year over year. In addition, through joint efforts with our vendor partners, we now offer 300 exclusive branded products, with more in development.

While we are disappointed to report the first negative comparable store sales figure in our Company’s 29-year history, the difficult strategic decisions we made during the fourth quarter of fiscal year 2008 to contain costs and cut capital spending are helping us successfully manage through this period of slower sales growth, including the following:

•                We implemented certain cost-containment measures at the global, regional and store levels, including the elimination of 306 positions;

•                We reduced our planned new store openings by approximately 50% for fiscal year 2009 to 15;

•                We terminated 11 leases in development totaling approximately 570,000 square feet and downsized nine leases by an average of 11,000 square feet each;

•                We cut all discretionary capital expenditure budgets not related to new stores by 50%; and,

•                We suspended our cash dividend to common shareholders.

Additionally, on December 2, 2008, the Company issued 425,000 shares of Series A 8.00% Redeemable Convertible Exchangeable Participating Preferred Stock to affiliates of Leonard Green & Partners, L.P., for net proceeds totaling approximately $413.1 million. We repaid all amounts outstanding on our revolving line of credit, during the sixteen weeks ended January 18, 2009 with net proceeds from the investment and ended the quarter with cash and cash equivalents totaling approximately $272.6 million. We believe our results demonstrate we can operationally adjust to lower sales volumes and believe that this flexibility, combined with our improved balance sheet, will allow us to successfully manage through these difficult economic times and emerge a stronger company over the long run.

Subsequent to the end of the first quarter, the FTC agreed to suspend its antitrust review regarding the Wild Oats merger through March 6, 2009. We are currently engaged in constructive dialogue with the FTC to find a mutually agreeable resolution, which we are hopeful of reaching.

Executive Summary

Sales for the sixteen weeks ended January 18, 2009 compared to the prior year were flat at $2.5 billion. Excluding the negative impact of foreign currency translation, comparable store sales decreased 3.4 percent during the sixteen weeks ended January 18, 2009, and identical store sales decreased 4.2 percent.

General and administrative expenses as a percentage of sales decreased to 3.3% for the sixteen week period ended January 18, 2009 from 3.6% for the same period of the prior fiscal year primarily due to the elimination of expenses associated with the Wild Oats home office and cost-containment measures implemented at the Company’s global and regional offices. FTC-related legal costs incurred during the sixteen week period ended January 18, 2009 totaled approximately $11.0 million.

Net income available to common shareholders for the first quarter totaled approximately $27.8 million and diluted earnings per share was $0.20.

Our capital expenditures for the sixteen weeks ended January 18, 2009 totaled approximately $110.3 million, of which approximately $82.1 million was for new store development and approximately $28.2 million was for remodels and other additions. During the sixteen weeks ended January 18, 2009, we opened five stores, including two relocations. We ended the quarter with 279 stores totaling approximately 10.2 million square feet.

At January 18, 2009, cash and cash equivalents totaled approximately $272.6 million. During the sixteen week period ended January 18, 2009, the Company received proceeds totaling approximately $413.1 million, net of closing and issuance costs, from the Series A Preferred Stock investment and paid down $195 million on our credit line, net of borrowings. At the end of the first quarter, the Company has approximately $260.6 million available on its credit line, net of $89.4 million in outstanding letters of credit, and total debt outstanding of approximately $748.4 million. The Company continues to be in compliance with all applicable covenants in its credit agreements.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 18,	January 20,
	2009	2008
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	66.6	66.4
Gross profit	33.4	33.6
Direct store expenses	26.5	26.2
General and administrative expenses	3.3	3.6
Pre-opening expenses	0.6	0.6
Relocation, store closure and lease termination costs	0.2	0.2
Operating income	2.7	3.0
Interest expense	(0.6)	(0.5)
Investment and other income	0.1	0.1
Income before income taxes	2.2	2.7
Provision for income taxes	0.9	1.1
Net income	1.3	1.6
Preferred stock dividends	0.2	—
Income available to common shareholders	1.1%	1.6%

Figures may not sum due to rounding.

Sales for the sixteen weeks ended January 18, 2009 were flat at $2.5 billion compared to the same period of the prior fiscal year. Excluding the negative impact of foreign currency translation, comparable store sales decreased 3.4 percent during the sixteen weeks ended January 18, 2009, and identical store sales decreased 4.2 percent. Identical store sales exclude eight relocated stores and three major store expansions from the comparable calculation to reduce the impact of square footage growth on the comparison. As of January 18, 2009, there were 265 locations in the comparable store base. The sales increase contributed by stores open less than fifty-two weeks totaled approximately $144.4 million for the sixteen weeks ended January 18, 2009.

Gross profit consists of sales less cost of goods sold and occupancy costs plus contribution from non-retail distribution and food preparation operations. The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 18, 2009 was approximately 33.4% compared to approximately 33.6% for the same period of the prior fiscal year. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation. Due to seasonality, the Company’s gross profit margin is typically lower in the first quarter than the remaining three quarters of the fiscal year. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales were approximately 26.5% for the sixteen weeks ended January 18, 2009 compared to approximately 26.2% for the same period of the prior fiscal year. Direct store expenses as a percentage of sales tend to be higher for new and acquired stores and decrease as stores mature, reflecting increasing operational productivity of the store teams. For stores in the identical store base, direct store expenses improved 13 basis points from the prior year to 26.0% of sales due primarily to leverage in wages and certain other direct store expenses that more than offset increases in workers’ compensation, healthcare and depreciation as a percentage of sales.

General and administrative expenses as a percentage of sales decreased to approximately 3.3% for the sixteen weeks ended January 18, 2009 compared to approximately 3.6% for the same period of the prior fiscal year, primarily due to the elimination of expenses associated with the Wild Oats home office and cost-containment measures implemented at the Company’s global and regional offices. Excluding approximately $11.0 million in FTC-related legal costs incurred during the sixteen week period ended January 18, 2009, general and administrative expenses decreased to approximately 2.9% of sales.

Pre-opening expenses as a percentage of sales were approximately 0.6% for both the sixteen weeks ended January 18, 2009 and the same period of the prior fiscal year. Pre-opening expenses include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred beginning approximately 10 months prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 30 days prior to a new store opening.

Relocation, store closure and lease termination costs as a percentage of sales were approximately 0.2% for both the sixteen weeks ended January 18, 2009 and the same period of the prior fiscal year. Relocation, store closure and lease termination costs for the sixteen weeks ended January 18, 2009 include charges totaling approximately $1.9 million for increases in reserves for closed properties due to the downturn in the real estate market and the economy in general. Relocation costs consist of moving costs, estimated remaining lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with replaced facilities. Store closure costs consist of estimated remaining net lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with closed facilities. Lease termination costs consist of estimated remaining net lease payments for terminated leases and idle properties and associated asset impairments.

The number of stores opened and relocated during the sixteen week periods ended January 18, 2009 and January 20, 2008 were as follows:

	January 18,	January 20,
	2009	2008
New stores	5	6
Relocated stores	2	—

Interest expense for the sixteen weeks ended January 18, 2009 increased to approximately $13.6 million compared to approximately $11.6 million for the same period of the prior fiscal year due primarily to interest expense related to amounts outstanding on the Company’s revolving line of credit during the sixteen weeks ended January 18, 2009.

Investment and other income for the sixteen weeks ended January 18, 2009 totaled approximately $1.8 million compared to approximately $2.8 million for the same period of the prior fiscal year due primarily to lower interest income earned based on lower average interest rates.

Income taxes for the sixteen weeks ended January 18, 2009 resulted in an effective tax rate of approximately 41.5% compared to approximately 40.5% for the same period of the prior fiscal year.

Share-based payments expense recognized during the sixteen weeks ended January 18, 2009 totaled approximately $2.4 million compared to approximately $1.9 million for the same period of the prior fiscal year. Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 18,	January 20,
	2009	2008
Cost of goods sold and occupancy costs	$123	$64
Direct store expenses	2,190	1,671
General and administrative expenses	1,476	1,295
Share-based payments expense before income taxes	3,789	3,030
Income tax benefit	1,431	1,161
Net share-based payments expense	$2,358	$1,869

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

Liquidity and Capital Resources and Changes in Financial Condition

The Company had cash and cash equivalents totaling approximately $272.6 million and $30.5 million at January 18, 2009 and September 28, 2008, respectively.

We generated cash flows from operating activities totaling approximately $142.1 million during the sixteen weeks ended January 18, 2009 compared to approximately $76.1 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

During the sixteen weeks ended January 18, 2009, increased cash flows from operating activities were driven by an increase in cash provided by changes in operating working capital, offset by a decline in net income.

Net cash used in investing activities totaled approximately $110.4 million for the sixteen weeks ended January 18, 2009 compared to approximately $4.9 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 18, 2009 totaled approximately $110.3 million, of which approximately $82.1 million was for new store development and approximately $28.2 million was for remodels and other additions. Capital expenditures for the sixteen weeks ended January 20, 2008 totaled approximately $165.5 million, of which approximately $106.5 million was for new store development and approximately $59.1 million was for remodels and other additions. The Company currently expects to open an additional 10 stores in fiscal year 2009. The Company expects total capital expenditures to be in the range of $350 million to $400 million for fiscal year 2009. During the sixteen weeks ended January 20, 2008, the Company received net proceeds totaling approximately $165.1 million from the sale of certain assets and liabilities of the 35 Henry’s and Sun Harvest stores and a related distribution center acquired in the purchase of Wild Oats.

The following table provides information about the Company’s store development activities during fiscal year 2008 and fiscal year-to-date through February 18, 2009:

			Properties	Total
	Stores Opened	Stores Opened	Tendered	Leases Signed
	During Fiscal	During Fiscal	as of	as of
	Year 2008	Year 2009	February 18, 2009	February 18, 2009(2)
Number of stores (including relocations)	20	5	17	68
Number of relocations	6	2	6	13
Number of lease acquisitions, ground leases and owned properties	4	1	7	9
New areas	3	1	2	8
Average store size (gross square feet)	53,000	53,600	50,000	47,900
As a percentage of existing store average size	146%	147%	137%	131%
Total square footage	1,060,700	268,000	849,600	3,291,000
As a percentage of existing square footage	11%	3%	8%	32%
Average tender period in months	9.7	11.9
Average pre-opening expense per store	$2.5 million
Average pre-opening rent per store	$1.1 million
Average development cost(1)	$15.9 million
Average development cost per square foot(1)	$300

(1)Average development cost includes estimated costs for three stores.

(2)Includes leases for properties tendered.

The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal year 2009 through 2013 based on the Company’s current development pipeline. The Company has reduced all discretionary capital expenditures not related to new stores by 50%. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 68 stores in our store development pipeline over the next five years. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

				Total	Average
				New Store	New Store
	Total		New	Square	Square
	Openings	Relocations	Areas	Footage	Footage
Fiscal year 2009 remaining stores in development	10	5	—	526,800	52,700
Fiscal year 2010 stores in development	15	—	4	616,300	41,100
Fiscal year 2011 stores in development	17	2	—	780,000	45,900
Fiscal year 2012 stores in development	16	4	1	835,600	52,200
Fiscal year 2013 stores in development	10	2	3	498,000	49,800
Total(1)	68	13	8	3,256,700	47,900

(1)Total square footage excludes one major expansion in development.

The Company expects total pre-opening and relocation costs for fiscal year to be in the range of $55 million to $60 million, of which approximately half relates to pre-opening rent.

Net cash provided by financing activities was approximately $213.9 million for the sixteen weeks ended January 18, 2009 compared to net cash used in financing activities totaling approximately $25.5 million for the same period of the prior fiscal year. Proceeds from long-term borrowings totaled $123.0 million for the sixteen weeks ended January 18, 2009 compared to $30.0 million for the same period of the prior fiscal year. Payments on long-term debt and capital lease obligations totaled approximately $320.7 million for the sixteen weeks ended January 18, 2009 compared to approximately $39.0 million for the same period of the prior fiscal year. Net proceeds to the Company from team members’ stock plans for the sixteen weeks ended January 18, 2009 totaled approximately $1.4 million compared to approximately $7.0 million for the same period of the prior fiscal year.

The Company has outstanding a $700 million, five-year term loan agreement due in August 2012 that was executed to finance the acquisition of Wild Oats Markets, Inc. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. During the sixteen week period ended January 18, 2009, as a result of downgrades to our corporate credit rating and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 18, 2009, we were in compliance with all applicable debt covenants. During the sixteen week period ended January 20, 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage exposure to interest rate fluctuations. The Company had accumulated net derivative losses of approximately $17.3 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of January 18, 2009 and September 28, 2008, respectively, related to this cash flow hedge.

The Company also has outstanding a $350 million revolving line of credit that extends to August 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 18, 2009, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. During the sixteen week period ended January 18, 2009, as a result of downgrades to our corporate credit rating and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 28, 2008 the Company had $195 million drawn under this agreement. During the sixteen week period ended January 18, 2009, the Company repaid all amounts outstanding and no amounts were drawn under this agreement at January 18, 2009. The amount available to the Company under the agreement was effectively reduced to approximately $260.6 million by outstanding letters of credit totaling approximately $89.4 million at January 18, 2009.

During the sixteen week period ended January 20, 2008, approximately 250 of the Company’s zero coupon convertible subordinated debentures were converted at the option of the holders to approximately 6,000 shares of Company common stock. On December 8, 2008, the Company redeemed all remaining debentures at a redemption prices equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2029.

The Company expects interest expense, net of investment and other income, to be in the range of $35 million to $40 million for fiscal year 2009.

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for net proceeds totaling approximately $413.1 million. Each share of Series A preferred stock has an initial liquidation preference of $1,000, subject to adjustment. The holder of the Series A Preferred Stock is entitled to an 8% dividend, payable quarterly in cash or by increasing the liquidation preference, at the option of the Company, and will be convertible, under certain circumstances, to common stock at an initial conversion rate of $68.9655 per $1,000 of the liquidation preference, or an initial conversion price of $14.50 per common share. After three years, the dividend will be reduced to: (i) 6% if the common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if the common stock closes at or above $23.13 per share for at least 20 consecutive trading days.  The Company may redeem the Series A Preferred Stock, in whole or in part, at any time after December 2, 2013, at a premium of 4%, declining ratably in annual increments to par on December 2, 2016, multiplied by the liquidation preference plus accrued dividends. Additionally, at any time, the Company may, upon 30 days notice, redeem the Series A Preferred Stock if the common stock closes at or above $28.50 per share for at least 20 consecutive trading days. The Company also has the option to exchange the Series A Preferred Stock for subordinated convertible notes having economic terms similar to the preferred stock under certain circumstances. During the sixteen week period ended January 18, 2009, the Company paid cash dividends on the Series A Preferred Stock of approximately $2.8 million. The Company currently intends to pay all Series A Preferred Stock dividend amounts in cash as they become payable.

During the sixteen weeks ended January 20, 2008, the Company paid dividends to common shareholders totaling $25.1 million on October 23, 2007 that were declared during the fourth quarter of fiscal year 2007 on September 20, 2007.

Following is a summary of dividends declared per common share during fiscal year 2008 (in thousands, except per share amounts):

Date of	Dividend per	Date of	Date of	Total
Declaration	Common Share	Record	Payment	Amount
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901
March 10, 2008	0.20	April 11, 2008	April 22, 2008	28,041
June 11, 2008	0.20	July 11, 2008	July 22, 2008	28,057

On August 5, 2008, the Company announced the suspension of its quarterly cash dividend to common shareholders for the foreseeable future.

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

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in a decrease in cash and cash equivalents totaling approximately $3.5 million for the sixteen weeks ended January 18, 2009 compared to a decrease totaling approximately $1.8 million for the same period of the prior fiscal year. These decreases reflect the relative weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during these periods.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of January 18, 2009 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Long-term debt obligations	$700,000	$—	$—	$700,000	$—
Estimated interest on long-term debt obligations	95,561	36,727	47,514	11,320	—
Capital lease obligations (including interest)	40,784	2,091	4,161	4,191	30,341
Operating lease obligations(1)	5,855,901	246,034	575,376	621,587	4,412,904
Total	$6,692,246	$284,852	$627,051	$1,337,098	$4,443,245

(1)Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at January 18, 2009 were approximately $26.1 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at January 18, 2009 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 5 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Part I. Item 1. Note 11 “Recent Accounting Pronouncements” to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds money market fund investments that are classified as cash equivalents. These investments are short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments or interest income. We had cash equivalent investments totaling approximately $292.2 million at January 18, 2009.

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

The Federal Trade Commission (“FTC”) is challenging the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. Prior to completion of the Wild Oats acquisition, the FTC had filed a motion in the United States District Court for the District of Columbia seeking a preliminary injunction to enjoin the acquisition. The FTC had also filed a complaint commencing an administrative proceeding challenging the acquisition.

On August 16, 2007, the United States District Court for the District of Columbia denied the FTC’s motion for a preliminary injunction.  The FTC appealed denial of the preliminary injunction motion to the United States Court of Appeals for the District of Columbia Circuit and on July 29, 2008 the Court of Appeals reversed the District Court and remanded the case to the District Court for further proceedings. The Company’s motion for rehearing of the appeal en banc was denied on November 21, 2008. On remand, the FTC renewed its motion for preliminary injunctive relief pending resolution of the administrative action, specifically seeking a hold separate order, the rebranding of all former Wild Oats stores, and the appointment of a trustee or special master to establish an independent management team for the former Wild Oats assets and oversee Whole Foods Market’s compliance with the order. A hearing on the FTC’s renewed motion for a preliminary injunction was scheduled for February 17-18, 2009 but was removed from the Court’s calendar after the administrative case was removed from adjudication as discussed below.

On August 7, 2007 the FTC issued an Order on its own motion staying the administrative proceeding. On August 8, 2008, the FTC issued an Order lifting the stay of the administrative proceeding. The administrative proceeding was scheduled to commence on April 6, 2009. On January 28, 2009, the FTC issued an order granting the Company’s motion to withdraw the administrative case from adjudication for the purpose of considering a proposed consent agreement that would resolve the administrative proceeding. A further order dated February 4, 2009 extended the withdrawal through March 6, 2009.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages.

Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or estimate the amount or range of loss or possible loss that may arise from them. The Company has not accrued any loss related to the outcome of these proceedings as of January 18, 2009.

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

WHOLE FOODS MARKET, INC.

Date:	February 27, 2009	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)