Form 10-Q
period 2009-04-12
WHOLE FOODS MARKET INC
filed 2009-05-22
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 12, 2009; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 12, 2009 was 140,436,761 shares.

Whole Foods Market, Inc.

Form 10-Q

Page

Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited), April 12, 2009 and September 28, 2008	3

Consolidated Statements of Operations (unaudited), for the twelve and twenty-eight weeks ended April 12, 2009 and April 13, 2008	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the twenty-eight weeks ended April 12, 2009 and fiscal year ended September 28, 2008	5

Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks ended April 12, 2009 and April 13, 2008	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 6. Exhibits	28

Signature	29

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

April 12, 2009 and September 28, 2008

(In thousands)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$362,164	$30,534
Restricted cash	620	617
Accounts receivable	120,452	115,424
Merchandise inventories	322,006	327,452
Prepaid expenses and other current assets	37,563	68,150
Deferred income taxes	85,657	80,429
Total current assets	928,462	622,606
Property and equipment, net of accumulated depreciation and amortization	1,895,800	1,900,117
Goodwill	657,281	659,559
Intangible assets, net of accumulated amortization	74,772	78,499
Deferred income taxes	106,985	109,002
Other assets	7,697	10,953
Total assets	$3,670,997	$3,380,736

	2009	2008
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$380	$380
Accounts payable	186,462	183,134
Accrued payroll, bonus and other benefits due team members	199,556	196,233
Dividends payable	1,133	—
Other current liabilities	272,908	286,430
Total current liabilities	660,439	666,177
Long-term debt and capital lease obligations, less current installments	743,152	928,790
Deferred lease liabilities	229,421	199,635
Other long-term liabilities	78,230	80,110
Total liabilities	1,711,242	1,874,712

Series A redeemable preferred stock, $0.01 par value, 425 and no shares authorized, issued and outstanding in 2009 and 2008, respectively	413,052	—

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 140,437 and 140,286 shares issued and outstanding in 2009 and 2008, respectively	1,274,116	1,266,141
Accumulated other comprehensive income (loss)	(21,994)	422
Retained earnings	294,581	239,461
Total shareholders’ equity	1,546,703	1,506,024
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,670,997	$3,380,736

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008
Sales	$1,857,550	$1,866,493	$4,324,053	$4,323,751
Cost of goods sold and occupancy costs	1,212,233	1,215,089	2,856,018	2,845,795
Gross profit	645,317	651,404	1,468,035	1,477,956
Direct store expenses	500,392	496,903	1,154,366	1,141,278
General and administrative expenses	56,832	67,658	139,432	155,070
Pre-opening expenses	13,789	10,039	27,853	25,178
Relocation, store closure and lease termination costs	4,651	1,818	9,728	6,830
Operating income	69,653	74,986	136,656	149,600
Interest expense	(7,696)	(8,438)	(21,276)	(20,019)
Investment and other income (loss)	(639)	1,181	1,202	3,935
Income before income taxes	61,318	67,729	116,582	133,516
Provision for income taxes	26,060	27,769	48,995	54,413
Net income	35,258	39,960	67,587	79,103
Preferred stock dividends	7,934	—	12,467	—
Income available to common shareholders	$27,324	$39,960	$55,120	$79,103

Basic earnings per share	$0.19	$0.29	$0.39	$0.57
Weighted average shares outstanding	140,404	139,818	140,362	139,566

Diluted earnings per share	$0.19	$0.29	$0.39	$0.56
Weighted average shares outstanding, diluted basis	140,404	140,233	140,362	140,488

Dividends declared per common share	$—	$0.20	$—	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Twenty-eight weeks ended April 12, 2009 and fiscal year ended September 28, 2008

(In thousands)

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 30, 2007	139,240	$1,232,845	$(199,961)	$15,722	$410,198	$1,458,804
Net income	—	—	—	—	114,524	114,524
Foreign currency translation adjustments	—	—	—	(7,714)	—	(7,714)
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(7,586)	—	(7,586)
Comprehensive income						99,224
Dividends ($0.60 per common share)	—	—	—	—	(84,012)	(84,012)
Issuance of common stock pursuant to team member stock plans	1,040	17,206	—	—	—	17,206
Retirement of treasury stock	—	—	199,961	—	(199,961)	—
Excess tax benefit related to exercise of team member stock options	—	6,083	—	—	—	6,083
Share-based payments expense	—	10,505	—	—	—	10,505
Cumulative effect of new accounting standard adoption	—	—	—	—	(1,288)	(1,288)
Other	6	(498)	—	—	—	(498)
Balances at September 28, 2008	140,286	1,266,141	—	422	239,461	1,506,024
Net income	—	—	—	—	67,587	67,587
Foreign currency translation adjustments	—	—	—	(15,701)	—	(15,701)
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(6,715)	—	(6,715)
Comprehensive income						45,171
Redeemable preferred stock dividends	—	—	—	—	(12,467)	(12,467)
Issuance of common stock pursuant to team member stock plans	151	1,952	—	—	—	1,952
Share-based payments expense	—	6,142	—	—	—	6,142
Other	—	(119)	—	—	—	(119)
Balances at April 12, 2009	140,437	$1,274,116	$—	$(21,994)	$294,581	$1,546,703

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-eight weeks ended
	April 12,	April 13,
	2009	2008
Cash flows from operating activities:
Net income	$67,587	$79,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,815	131,597
Loss on disposition of fixed assets	1,378	1,663
Impairment of long-lived assets	15,383	99
Share-based payments expense	6,142	5,352
LIFO charge	3,600	5,332
Deferred income tax benefit (expense)	1,892	(12,038)
Excess tax benefit related to exercise of team member stock options	—	(4,999)
Deferred lease liabilities	29,406	24,135
Other	8,413	(651)
Net change in current assets and liabilities:
Accounts receivable	(5,570)	(13,384)
Merchandise inventories	297	(21,655)
Prepaid expense and other current assets	29,964	1,408
Accounts payable	3,827	(57,762)
Accrued payroll, bonus and other benefits due team members	3,883	18,784
Other current liabilities	8,548	8,593
Net change in other long-term liabilities	(1,469)	(4,300)
Net cash provided by operating activities	315,096	161,277
Cash flows from investing activities:
Development costs of new locations	(142,462)	(174,419)
Other property and equipment expenditures	(42,757)	(95,937)
Proceeds from hurricane insurance	—	1,500
Acquisition of intangible assets	(400)	(1,030)
Purchase of available-for-sale securities	—	(194,316)
Sale of available-for-sale securities	—	194,316
Payment for purchase of acquired entities, net	—	(5,480)
Proceeds received from divestiture, net	—	163,913
Other investing activities	(272)	(234)
Net cash used in investing activities	(185,891)	(111,687)
Cash flows from financing activities:
Common stock dividends paid	—	(52,974)
Preferred stock dividends paid	(11,333)	—
Issuance of common stock	1,952	16,197
Excess tax benefit related to exercise of team member stock options	—	4,999
Proceeds from issuance of redeemable preferred stock, net	413,052	—
Proceeds from long-term borrowings	123,000	111,000
Payments on long-term debt and capital lease obligations	(320,866)	(68,952)
Net cash provided by financing activities	205,805	10,270
Effect of exchange rate changes on cash and cash equivalents	(3,380)	(1,467)
Net change in cash and cash equivalents	331,630	58,393
Cash and cash equivalents at beginning of period	30,534	—
Cash and cash equivalents at end of period	$362,164	$58,393

Supplemental disclosures of cash flow information:
Interest paid	$32,214	$22,556
Federal and state income taxes paid	$16,413	$61,459

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 12, 2009

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

(2) Summary of Significant Accounting Policies

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company impairs assets related to an operating location, a charge to write down the related assets is included in the “Direct store expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate or close a location, a charge to write down the related assets to their estimated recoverable value is included in the “Relocation, store closure and lease termination costs” line item in the Consolidated Statements of Operations.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.  Hedge effectiveness is measured by comparing the change in fair value of the hedged item with the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge is recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income (loss).” Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded on the accompanying Consolidated Statements of Operations under the caption “Interest expense.”

Effective the beginning of the second quarter of fiscal year 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Derivative instruments are discussed further in Note 8 to the consolidated financial statements, “Derivatives.”

Treasury Stock

The Company currently maintains a stock repurchase program through November 8, 2009. Under this program, the Company may repurchase shares of the Company’s common stock on the open market that are held in treasury at cost. The subsequent retirement of treasury stock is recorded as a reduction in retained earnings at cost, in accordance with Accounting Research Bulletin (“ARB”) 43, “Restatement and Revision of Accounting Research Bulletins,” as amended.

Earnings per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the fiscal period. Net income available to common shareholders in fiscal year 2009 is calculated using the two-class method, in accordance with Emerging Issue Task Force (“EITF”) Issue No. 03-06,

“Participating Securities and the Two-Class Method under FASB Statement No. 128.”  The application of the two-class method is required since the Company’s redeemable preferred shares contain a participation feature. See further discussion in Note 9 to the consolidated financial statements, “Redeemable Preferred Stock.”

Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of convertible debt, dilutive options, and redeemable preferred stock.

Reclassifications

Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation.  Specifically we have reclassified the effect of the determination to retire treasury shares in fiscal year 2008 totaling approximately $200.0 million previously classified in “Common Stock” to “Retained Earnings” on the consolidated balance sheet as of September 28, 2008. The Company has determined that all or a portion of the excess of purchase price over par or stated value associated with the retirement of treasury shares is required to be charged to retained earnings in accordance with ARB No.43, and has elected to charge the entire excess to retained earnings. The Company’s common stock has no par value. The Company has made a corresponding adjustment to its consolidated statements of shareholders’ equity and comprehensive income to reflect the reclassification. There was no impact on previously reported statements of operations, earning per share amounts, statements of cash flows or total shareholders’ equity as a result of this reclassification. Additionally, this reclassification does not impact compliance with any applicable debt covenants in the Company’s credit agreements.

(3) Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” as amended. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). SFAS No. 157 is amended by FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes from the scope of this provision arrangements accounted for under SFAS No. 13, “Accounting for Leases.” The statement is further amended by FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In April 2009, the FASB released FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This clarification amends the original statement to include additional guidance for estimating fair value in markets with decreased volume and provides guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted the provisions of SFAS No. 157 on September 29, 2008. The provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” are effective for the specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. FSP No. FAS 157-2 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. The provisions of FSP No. FAS 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. FSP No. FAS 157-4 is effective for the Company’s third quarter of fiscal year ending September 27, 2009. Although the Company will continue to evaluate the application of FSP No. FAS 157-4, the Company does not expect that the adoption will have a material effect on our consolidated financial statements. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities, will have on our consolidated financial statements.

The Company holds money market fund investments that are classified as cash equivalents that are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). We had cash equivalent investments totaling approximately $351.9 million at April 12, 2009.

The carrying amount of the Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable (Level 2). The model discounts projected future cash flows to a present value using market-based observable inputs, including interest rate curves. The Company had accumulated net derivative losses of approximately $14.3 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of April 12, 2009 and September 28, 2008, respectively, related to this cash flow hedge. Derivative instruments are discussed further in Note 8 to the consolidated financial statements, “Derivatives.”

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

(4) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	April 12,	September 28,
	2009	2008
Land	$51,436	$51,436
Buildings and leasehold improvements	1,620,499	1,463,907
Capitalized real estate leases	24,874	24,874
Fixtures and equipment	1,136,256	1,157,086
Construction in progress and equipment not yet in service	162,507	197,026
	2,995,572	2,894,329
Less accumulated depreciation and amortization	(1,099,772)	(994,212)
	$1,895,800	$1,900,117

Depreciation expense related to property and equipment totaled approximately $58.7 million and $136.4 million for the twelve and twenty-eight weeks ended April 12, 2009, respectively.  During the same periods of the prior fiscal year, total depreciation expense related to property and equipment totaled approximately $53.6 million and $123.2 million, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $23.0 million and $16.5 million at April 12, 2009 and September 28, 2008, respectively.

Fixed asset impairment charges were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008
Direct store expenses	$12,944	$—	$14,369	$—
Relocation, store closure and lease termination costs	82	99	701	99
Total impairment of fixed assets	$13,026	$99	$15,070	$99

(5) Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually on the first day of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the twenty-eight week period ended April 12, 2009, the Company recorded goodwill adjustments that related primarily to certain restructuring reserves. There were no impairments of goodwill during the twenty-eight week period ended April 12, 2009. Indefinite-lived intangible assets are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. There were no impairments of indefinite-lived intangible assets during the twenty-eight week period ended April 12, 2009.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $0.4 million, primarily consisting of acquired leasehold rights, during the twelve and twenty-eight weeks ended April 12, 2009. During the twelve and twenty-eight weeks ended April 13, 2008, we acquired definite-lived intangible assets, consisting primarily of acquired leasehold rights, totaling approximately $0.9 million. The Company recorded impairment charges related to certain definite-lived intangible assets during the twelve and twenty-eight weeks ended April 12, 2009, totaling approximately $0.1 million and $0.3 million, respectively. Asset impairment charges were included in the “Direct store expenses” line item on the Consolidated Statements of Operations. There were no impairments to definite-lived intangible assets during the same periods of the prior fiscal year. Amortization associated with intangible assets totaled approximately $1.6 million and $3.7 million for the twelve and twenty-eight weeks ended April 12, 2009, respectively, and approximately $2.8 million and $6.9 million, respectively, for the same periods in the prior fiscal year.

The components of intangible assets were as follows (in thousands):

	April 12, 2009		September 28, 2008
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,966	$—	$1,966	$—
Definite-lived contract-based	95,232	(22,506)	95,424	(18,995)
Definite-lived marketing-related and other	225	(145)	8,319	(8,215)
	$97,423	$(22,651)	$105,709	$(27,210)

Amortization associated with the net carrying amount of intangible assets at April 12, 2009 is estimated to be $2.8 million for the remainder of fiscal year 2009, $5.9 million in fiscal year 2010, $5.8 million in fiscal year 2011, $5.8 million in fiscal year 2012, $5.0 million in fiscal year 2013 and $4.9 million in fiscal year 2014.

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

Following is a summary of store closure reserves activity during the twenty-eight week period ended April 12, 2009 and fiscal year ended September 28, 2008 (in thousands):

	April 12,	September 28,
	2009	2008
Beginning balance	$69,269	$96,967
Additions	5,372	9,092
Usage	(9,074)	(22,045)
Adjustments	1,861	(14,745)
Ending balance	$67,428	$69,269

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures.  During the twenty-eight week period ended April 12, 2009, the Company recorded reserves totaling approximately $2.4 million, related to three new closures. Adjustments to closed property reserves primarily relate to changes in existing economic conditions, subtenant income, actual exit costs differing from original estimates, or foreign currency translation adjustments. Adjustments are made for changes in estimates in the period in which the changes become known. During the twelve and twenty-eight weeks ended April 12, 2009, the Company recognized charges for adjustments of approximately $1.9 million and $3.8 million, respectively, related to increases in reserves due to changes in market condition and actual exit costs, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” During fiscal year 2008, the Company’s initial estimates of Wild Oats Markets store closure reserves were reduced by approximately $28.8 million as part of the final purchase price allocation. These purchase price adjustments related primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007, resulting in the Company’s decision to close seven additional Wild Oats store locations and adjustments to the fair values of certain assets and store closure reserves. Additionally, the Company recognized charges for adjustments of approximately $14.1 million related to the increases in reserves due to the downturn in the real estate market and the economy in general, during the fourth quarter of fiscal year 2008.

(7) Long-Term Debt

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating.

These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. At April 12, 2009, we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit that extends to 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At April 12, 2009, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 28, 2008 the Company had $195 million drawn under this agreement. During the first quarter of fiscal year 2009, the Company repaid all amounts outstanding and no amounts were drawn under this agreement at April 12, 2009. The amount available to the Company under the agreement was effectively reduced to $260.9 million by outstanding letters of credit totaling approximately $89.1 million at April 12, 2009.

During the first quarter of fiscal year 2008, approximately 250 of the Company’s zero coupon convertible subordinated debentures were converted at the option of the holders to approximately 6,000 shares of Company common stock. The outstanding convertible subordinated debentures had a carrying amount of approximately $2.7 million at September 28, 2008. On December 8, 2008, the Company redeemed all remaining debentures at a redemption price equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

(8) Derivatives

During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. Hedge ineffectiveness was not material during the twelve and twenty-eight weeks ended April 12, 2009 or the same periods of the prior fiscal year.

The interest rate swap agreement does not contain a credit-risk-related contingent feature. At April 12, 2009, the carrying amount of the Company’s interest rate swap totaled approximately $24.7 million and is included on the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. The Company had accumulated net derivative losses of approximately $14.3 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of April 12, 2009 and September 28, 2008, respectively, related to this cash flow hedge. These losses are being recognized as an adjustment to interest expense over the same period in which the interest costs on the related debt are recognized. During the twelve and twenty-eight weeks ended April 12, 2009, the Company had reclassified approximately $3.8 million and $5.7 million, respectively, from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” on the Consolidated Statements of Operations. The Company expects to reclass approximately $16.9 million from accumulated other comprehensive income to interest expense in the next twelve months.

(9) Redeemable Preferred Stock

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. On April 12, 2009, the Company amended and restated the Statement of Designations governing the Series A Preferred Stock. This amendment limits the participation feature, as described below, of the Series A 8% Redeemable, Convertible Exchangeable Preferred Stock and provides for the mandatory payment of cash dividends in respect to the Series A Preferred Stock. The amendment also restricts the Company’s ability to pay cash dividends on its common stock without the prior written consent of the holders representing at least a majority of the shares of Series A Preferred Stock then outstanding. Each share of Series

A Preferred Stock has an initial liquidation preference of $1,000, subject to adjustment. Subject to limited exceptions, the outstanding shares may not be transferred outside of the initial investor group prior to the third anniversary of share issuance.

The holders of the Series A Preferred Stock are entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash. Beginning three years after issuance, the dividend will be reduced to (i) 6% if at any time the Company’s common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if at any time the Company’s common stock closes at or above $23.13 per share for at least 20 consecutive trading days.  Also, in the event a cash dividend or other distribution in cash is declared on the Company’s common stock in an amount equal to or greater than the Company’s stock price on the date of declaration, the holders of the Series A Preferred Stock will be entitled to receive an additional amount equal to the cash amount per share distributed or to be distributed in respect of the common stock. To the extent the Company fails to pay dividends on the Series A Preferred Stock in cash, an amount equal to 12% of the liquidation preference of each share of the Series A Preferred Stock will be added to the liquidation preference of such share of Series A Preferred Stock. During the twelve and twenty-eight weeks ended April 12, 2009, the Company paid cash dividends on the Series A Preferred Stock of approximately $8.5 million and $11.3 million, respectively.

The Series A Preferred Stock is convertible, under certain circumstances, to common stock based on the quotient of (i) the liquidation preference plus accrued dividends and (ii) 1,000, multiplied by the conversion rate, initially 68.9655. The conversion rate is subject to change based on certain customary antidilution provisions. The Series A Preferred Stock is convertible at any time, at the election of the holders, provided that at no time may any holder of the Preferred Shares beneficially own more than 19.99% of the Company’s voting securities as a result of such conversion. The Company has reserved, and will keep available out of its authorized and unissued common stock, such number of shares that would be issued upon conversion of all Series A Preferred Stock then outstanding.

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

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of the Series A Preferred Stock will be entitled to receive for each share, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to shareholders of the Company, and after satisfaction of all liabilities and obligations to creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock, an amount equal to the greater of (i) the liquidation preference per share of Series A Preferred Stock plus accrued dividends and (ii) the per share amount of all cash and other property to be distributed in respect of the common stock such holder would have been entitled to had it converted such Series A Preferred Stock immediately prior to the date fixed for such liquidation, dissolution or winding up of the Company.

The holders of the Series A Preferred Stock, voting as a separate class, elected two members of the Board of Directors of the Company. On December 2, 2008, the Company announced that Jonathan A. Seiffer, partner, and Jonathan D. Sokoloff, managing partner, both of Leonard Green & Partners, L.P., had joined the Board. Representation on the Board of Directors of the Company will be reduced based on certain dilution percentages of the Company’s voting securities and will cease once the Series A Preferred Stock represents less than 7% of the Company’s voting securities. Additionally, the holders of the Series A Preferred Stock are entitled to designate one member to each of the committees of the Board of Directors and to appoint directors for election to the Board of Directors once the ability to elect directors ceases, subject to applicable government restrictions. The holders of Series A Preferred Stock also have the right to veto certain actions of the Company that might dilute, or alter the rights of, the Series A Preferred Stock. The Series A Preferred Stock will vote together with the common stock on an as-converted basis, but no holder of Series A Preferred Stock may vote more than the equivalent of 19.99% of the Company’s voting securities.

The Series A Preferred Stock is classified as temporary shareholders’ equity, since the shares are (i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within the control of the Company.

(10) Shareholders’ Equity

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

Treasury Stock

During the first quarter of fiscal year 2008, the Company retired all shares held in treasury, totaling approximately $200.0 million.  The Company’s remaining authorization under the stock repurchase program at April 12, 2009, is approximately $200.0 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

(11) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized losses on cash flow hedge instruments, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008
Net income	$35,258	$39,960	$67,587	$79,103
Foreign currency translation adjustment, net	(490)	954	(15,701)	(3,971)
Unrealized gain (loss) on cash flow hedge instruments, net	3,034	(2,287)	(6,715)	(14,774)
Comprehensive income	$37,802	$38,627	$45,171	$60,358

At April 12, 2009, accumulated other comprehensive income consisted of foreign currency translation adjustment losses of approximately $7.7 million and unrealized losses on cash flow hedge instruments of approximately $14.3 million, net of related income tax effect of approximately $10.4 million.

(12) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period.

The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 12, 2009 does not include options to purchase approximately 16.6 million shares and 16.9 million shares of common stock, respectively, or the conversion of Series A Preferred Stock to approximately 29.3 million shares and 19.6 million shares of common stock, respectively, due to their antidilutive effect.  The computation of diluted earnings per share in the twelve and twenty-eight weeks ended April 13, 2008, includes the dilutive effect of common stock equivalents consisting of common shares deemed outstanding from the assumed exercise of stock options and the assumed conversion of zero coupon convertible subordinated debentures.  For the twelve and twenty-eight weeks ended April 13, 2008, the computation of diluted earnings per share does not include options to purchase approximately 13.7 million shares and 11.6 million shares of common stock, respectively, due to their antidilutive effect.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008
Income available to common shareholders (numerator for basic earnings per share)	$27,324	$39,960	$55,120	$79,103
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	—	18	—	42
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$27,324	$39,978	$55,120	$79,145
Weighted average common shares outstanding (denominator for basic earnings per share)	140,404	139,818	140,362	139,566
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	—	92	—	92
Assumed exercise of stock options	—	323	—	790
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	140,404	140,233	140,362	140,448

Basic earnings per share	$0.19	$0.29	$0.39	$0.57

Diluted earnings per share	$0.19	$0.29	$0.39	$0.56

(13) Share-Based Payments

Our Company maintains several stock-based incentive plans. We grant options to purchase common stock under our 2007 Stock Incentive Plan. On March 16, 2009, our shareholders approved the amendment and restatement of our 2007 Stock Incentive Plan as the 2009 Stock Incentive Plan and also reserved an additional 12 million options for issuance.  Under these plans, options are granted at an option price not less than the market value of the stock at the grant date, are generally exercisable ratably over a four-year period beginning one year from grant, and expire five to seven years from the date of grant. The market value of the stock is determined as the closing stock price at the grant date.  At April 12, 2009 and September 28, 2008 there were approximately 17.7 million and 4.5 million shares, respectively, of our common stock available for future stock option grants.

As of April 12, 2009 there was $23.3 million of unrecognized share-based payments expense related to nonvested stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of approximately 2.5 years. To the extent the forfeiture rate is different than what we have anticipated, share-based payments related to these awards will differ from our expectations.

Share-based payments expense recognized during the twelve and twenty-eight week periods ending April 12, 2009 totaled approximately $2.4 million and $6.1 million, respectively.  Share-based payments expense recognized during the twelve and twenty-eight week periods ending April 13, 2008 totaled approximately $2.3 million and $5.4 million, respectively. All share-based payments expense consisted entirely of stock option expense.  The second quarter of fiscal year 2009 included a $0.5 million credit adjustment to the expense recognized for the acceleration of stock options in September 2005, to adjust for actual experience. Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008
Cost of goods sold and occupancy costs	$49	$35	$172	$99
Direct store expenses	1,277	1,246	3,467	2,917
General and administrative expenses	1,027	1,041	2,503	2,336
Share-based payments expense before income taxes	2,353	2,322	6,142	5,352
Income tax benefit	(1,082)	(975)	(2,513)	(2,136)
Net share-based payments expense	$1,271	$1,347	$3,629	$3,216

(14) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is amended by FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which addresses the recognition and initial measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired as part of a business combination. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date. SFAS No. 141R is effective for the Company’s fiscal year ending September 26, 2010. We will evaluate the impact, if any, that the adoption of SFAS No. 141R could have on our consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP No. FAS 107-1 and APB 28-1 is effective for the Company’s third quarter of fiscal year ending September 27, 2009. We are currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB 28-1 will have on our consolidated financial statements

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. FSP No. FAS 115-2 and 124-2 are effective for the Company’s third quarter of fiscal year ended September 27, 2009. We are currently evaluating the impact, if any, that the adoption of FSP FAS 115-2 and FAS 124-2 will have on our consolidated financial statements.

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

On March 6, 2009, the Company reached a settlement agreement with the FTC. Pursuant to FTC protocol, the settlement agreement was placed on public record for a 30-day comment period which ended April 6, 2009. The Company is currently awaiting final approval of the settlement agreement by the FTC Commissioners.  Under the terms of the agreement, a third-party divestiture trustee has been appointed to market for sale:  leases and related assets for 19 non-operating former Wild Oats stores, 10 of which were closed by Wild Oats prior to the merger and nine of which were closed by Whole Foods Market; leases and related fixed assets for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture trustee has six months to market the assets to be divested.  Any good faith offers that are not finalized by September 6, 2009, may result in an extension of up to six months.  This twelve-month period may be extended further to allow the FTC to approve any purchase agreements submitted within that time period.  All remaining obligations imposed on the Company by the settlement agreement are in support of the divestiture trustee process.

After receiving final approval by the FTC, the Company will record any required adjustments to measure long-lived assets related to certain of the 13 operating stores, for which sale and transfer of the assets is determined to be probable, at the lower of carrying amount or fair value less costs to sell. Any required adjustments to measure long-lived assets at the lower of carrying amount or fair value less costs to sell could result in a non-cash charge of up to approximately $5.5 million.

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

Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or estimate the amount or range of loss or possible loss that may arise from them. The Company has not accrued any loss related to the outcome of these proceedings as of April 12, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008. These risks and uncertainties may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the successful integration of acquired businesses into our operations, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition, changes in the Company’s access to available capital, the successful resolution of ongoing Federal Trade Commission (“FTC”) matters, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

General

Whole Foods Market, Inc. and its consolidated subsidiaries own and operate the largest chain of supermarkets emphasizing natural and organic foods. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of April 12, 2009, we operated 280 stores: 269 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, supermarkets emphasizing natural and organic foods.

The Company reports its results of operations on a 52- or 53- week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2009 and 2008 are 52- week years.

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude sales from relocated stores and remodeled stores with expansions of square footage greater than 20% until the fifty-third full week after the store is relocated or remodeled from the comparable calculation to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week.

Management Overview

During the second quarter of fiscal year 2009, we believe we struck the right balance between sales and gross margin while exhibiting strong cost controls, particularly in wages and general and administrative costs. We have been able to generate operating cash flows in excess of our capital expenditure requirements, and we are working to balance our long-term growth plans with our near-term focus on conserving capital and maintaining liquidity.

We believe consumers continue to be value driven in this economy and that our customers are taking increasing advantage of our value offerings. We started emphasizing our value programs last May, and we believe we are starting to change the dialogue about our prices and hopefully the perception as well. While these value programs may have a negative short-term impact on our comparable store sales, we believe we will be well-positioned to drive future comparable store sales increases through increased basket size and transaction count when the economy rebounds.

While increasing our value image is a key focus for us right now, we are also continuing to differentiate our product selection in ways that are important to our core customers and that reflect our authenticity and leadership role within natural and organic products. Our private label SKU count increased 5% year over year, accounting for 20% of our total retail grocery sales. Through joint efforts with our vendor partners, we now offer 300 exclusive branded products, with more in development.

We continue to re-evaluate our store development pipeline, with a focus on opening smaller stores with simpler décor designed with smaller, less-labor intensive perishable departments. During the second quarter of fiscal year 2009, the Company terminated two leases totaling approximately 100,000 square feet for stores previously scheduled to open in fiscal years 2011 and 2012. The Company also downsized one lease in development by approximately 8,500 square feet.

Although these are challenging times for retailers, we are pleased with our second quarter results. We believe we have made strategic decisions that have allowed us to maximize our short-term results in this period of slower sales growth, while remaining focused and staying true to our longer-term mission. We believe we will be well-positioned to take advantage of a rebound in the economy and look forward to getting past this recession and back on an upward growth trajectory.

Fiscal year 2009 second quarter

Sales were $1.9 billion, in line with the prior year. Comparable store sales decreased 4.8% compared to a 6.7% increase in the prior year. Identical store sales, excluding seven relocations and two major expansions, decreased 5.8% compared to a 5.1% increase in the prior year. Excluding the negative impact of foreign currency translation, comparable store sales decreased 4.1%, and identical store sales decreased 5.1%.

Income available to common shareholders was $27.3 million, and diluted earnings per share were $0.19.  These results included approximately $2.8 million, of $0.01 per diluted share, of legal costs related to the FTC lawsuit and non-cash asset impairment charges of approximately $13.1 million, or $0.05 per diluted share.

Cash flows from operations were $173.0 million and capital expenditures were $74.9 million, of which $60.4 million related to new stores.  In addition, the Company paid a cash dividend to preferred stockholders of $8.5 million.

Cash and cash equivalents, including restricted cash, increased to $362.8 million, and total debt was $743.5 million.  Currently, the Company has approximately $260.9 million available on its credit line, net of $89.1 million in outstanding letters of credit.  The Company continues to be in compliance with all applicable covenants in its credit agreements.

Fiscal year 2009 year-to-date

Sales were $4.3 billion, in line with the prior year. Comparable store sales decreased 4.4% compared to an 8.2% increase in the prior year, and identical store sales, excluding nine relocations and three major expansions, decreased 5.3% compared to a 6.2% increase in the prior year. Excluding the negative impact of foreign currency translation, comparable store sales decreased 3.6%, and identical store sales decreased 4.6%.

Income available to common shareholders was $55.1 million, and diluted earnings per share were $0.39. These results included approximately $13.9 million, or $0.06 per diluted share, of legal costs related to the FTC lawsuit and approximately $15.4 million, or $0.06 per diluted share, of non-cash asset impairment charges.

Cash flows from operations were $315.1 million and capital expenditures were $185.2 million, of which $142.5 million related to new stores.  In addition, the Company paid cash dividends to preferred stockholders of approximately $11.3 million.

Fiscal year 2009 outlook

For the first four weeks of the third quarter, our comparable store sales declined 3.9%, including the negative impact of currency. If our comparable and identical store sales results in the second half of the year are in line with our first-half results of negative 4.4% and 5.3%, respectively, we estimate total sales in fiscal year 2009 of just under $8.0 billion, including the opening of seven new stores in the second half of the year, three of which are relocations.

Although there is an opportunity for our comparable store sales to improve in the second half of the year due to much easier year-over-year comparisons, continued improvement in the Wild Oats stores, and a lower number of cannibalized stores due to fewer new store openings, barring any significant economic changes, we believe a stabilization in comparable store sales driven by these factors, as opposed to further deceleration, is a more reasonable assumption at this time.

Year to date, our sales have averaged approximately $154.4 million per week, a level at which we have demonstrated strong discipline around gross margin, direct store expenses and general and administrative expenses, a discipline we hope to maintain for the remainder of the year.  However, we expect new store sales to increase as a percentage of total sales, and we may choose to increase our value offerings to drive sales. In addition, we historically experience lower average weekly sales beginning in the summer months through September, and this typically results in lower gross margins and higher direct store expenses as a percentage of sales, particularly in the fourth quarter.

We are committed to producing operating cash flow in excess of the capital expenditures needed to open the 60 stores in our store development pipeline over the next five years. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future.

As previously announced, the Company is awaiting final approval of the settlement agreement reached with the FTC resolving its antitrust challenge to the Company’s acquisition of Wild Oats Markets, Inc. Under the terms of the agreement, a third-party divestiture trustee has been appointed to market for sale:  leases and related assets for 19 non-operating former Wild Oats stores, 10 of which were closed by Wild Oats prior to the merger and nine of which were closed by Whole Foods Market; leases and related fixed assets for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. The 13 operating stores had combined sales of approximately $24.6 million in the second quarter of fiscal year 2009, or approximately 1.3% of the Company’s total sales of $1.9 billion.

Pursuant to the settlement agreement, the divestiture trustee has six months to market the assets to be divested.  Any good faith offers that are not finalized by September 6, 2009, may result in an extension of up to six months.  This twelve-month period may be extended further to allow the FTC to approve any purchase agreements submitted within that time period.  All remaining obligations imposed on the Company by the settlement agreement are in support of the divestiture trustee process.

After receiving final approval by the FTC, the Company will record any required adjustments to measure long-lived assets related to certain of the 13 operating stores, for which sale and transfer of the assets is determined to be probable, at the lower of carrying amount or fair value less costs to sell. Any required adjustments to measure long-lived assets at the lower of carrying amount or fair value less costs to sell could result in a non-cash charge of up to approximately $5.5 million.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.3	65.1	66.0	65.8
Gross profit	34.7	34.9	34.0	34.2
Direct store expenses	26.9	26.6	26.7	26.4
General and administrative expenses	3.1	3.6	3.2	3.6
Pre-opening expenses	0.7	0.5	0.6	0.6
Relocation, store closure and lease termination costs	0.3	0.1	0.2	0.2
Operating income	3.7	4.0	3.2	3.5
Interest expense	(0.4)	(0.5)	(0.5)	(0.5)
Investment and other income	—	0.1	—	0.1
Income before income taxes	3.3	3.6	2.7	3.1
Provision for income taxes	1.4	1.5	1.1	1.3
Net income	1.9	2.1	1.6	1.8
Preferred stock dividends	0.4	—	0.3	—
Income available to common shareholders	1.5%	2.1%	1.3%	1.8%

Figures may not sum due to rounding.

Sales for the twelve and twenty-eight weeks ended April 12, 2009 totaled approximately $1.9 billion and $4.3 billion, respectively, consistent with the same periods of the prior fiscal year. Excluding the negative impact of foreign currency translation, comparable store sales decreased 4.1% and 3.6% for the twelve and twenty-eight weeks ended April 12, 2009, respectively, and identical store sales decreased 5.1% and 4.6%, respectively. As of April 12, 2009, there were 267 locations in the comparable store base. Identical store sales for the twelve weeks ended April 12, 2009 exclude seven relocated stores and two major expansions from the comparable calculation to reduce the impact of square footage growth on the comparison. Identical store sales for the twenty-eight weeks ended April 12, 2009 exclude nine relocated stores and three major expansions. The number of stores open 52-weeks or less equaled 20 at April 12, 2009. The sales increase contributed by stores open less than fifty-two weeks totaled approximately $115.7 million and $260.1 million for the twelve and twenty-eight weeks ended April 12, 2009, respectively. The Company believes that negative comparable and identical store sales reflect the results of the current uncertain economic environment and its effects on consumers’ spending. Competition continues to be a factor as retailers fight over fewer food dollars being spent.

The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 2009 was approximately 34.7% and 34.0%, respectively, compared to approximately 34.9% and 34.2%, respectively, for the same periods of the prior fiscal year. Factors contributing to the decrease in gross profit as a percentage of sales in second quarter of fiscal year 2009 compared to the same quarter of the prior fiscal year include an increase in occupancy costs of approximately 48 basis points, which was partially offset by a 14 basis point decrease in our LIFO charge. To the extent changes in costs are not reflected in changes in retail prices or changes in retail prices are delayed, our gross profit will be affected. Our gross profit may vary throughout the year depending on seasonality, the level of price investments, the mix of sales from new stores, the impact of weather or a host of other factors, including inflation. Due to seasonality, the Company’s gross profit margin is typically lower in the first quarter due to the product mix of holiday sales and in the summer months through September, during which we have historically experienced lower average weekly sales. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 2009 were approximately 26.9% and 26.7%, respectively, compared to approximately 26.6% and 26.4%, respectively, for the same periods of the prior fiscal year. During the second quarter of fiscal year 2009, the Company recorded impairment charges on long-lived assets related to operating locations totaling approximately $13.0 million. Direct store expenses as a percentage of sales tend to be higher for new and acquired stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 2009 were approximately 3.1% and 3.2%, respectively, compared to approximately 3.6% for each of the same periods of the prior fiscal year. These decreases were primarily due to the elimination of expenses associated with the Wild Oats home office in the prior year and cost-containment measures implemented at the Company’s global and regional offices. FTC-related legal costs incurred during the twelve and twenty-eight weeks ended April 12, 2009 totaled approximately $2.8 million and $13.9 million, respectively.

Pre-opening expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 2009 were approximately 0.7% and 0.6%, respectively, compared to approximately 0.5% and 0.6%, respectively, for the same periods of the prior fiscal year. Pre-opening expenses include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred beginning approximately 10 months prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 30 days prior to a new store opening.

Relocation, store closure and lease termination costs as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 2009 were approximately 0.3% and 0.2%, respectively, compared to approximately 0.1% and 0.2%, respectively, for the same periods of the prior fiscal year. Relocation costs consist of moving costs, estimated remaining lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with replaced facilities. Store closure costs consist of estimated remaining net lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with closed facilities. Lease termination costs consist of estimated remaining net lease payments for terminated leases and idle properties and associated asset impairments. During the twelve and twenty-eight weeks ended April 12, 2009, the Company recorded reserves on new closures totaling $1.3 million and $2.4 million, respectively. The Company also recorded additional lease termination costs totaling approximately $1.9 million and $3.8 million during the same periods, respectively, to increase reserves for closed properties due to the downturn in the real estate market and actual exit costs.

The number of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008
New stores	2	2	5	8
Relocated stores	1	—	3	—

Interest expense as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 2009 was approximately 0.4% and 0.5%, respectively, consistent with the same periods of the prior fiscal year.

Income taxes for twelve and twenty-eight weeks ended April 12, 2009 resulted in an effective tax rate of approximately 42.5% and 42.0%, respectively, compared to approximately 41.0% and 40.8%, respectively, for the same periods of the prior fiscal year.

Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008
Cost of goods sold and occupancy costs	$49	$35	$172	$99
Direct store expenses	1,277	1,246	3,467	2,917
General and administrative expenses	1,027	1,041	2,503	2,336
Share-based payments expense before income taxes	2,353	2,322	6,142	5,352
Income tax benefit	(1,082)	(975)	(2,513)	(2,136)
Net share-based payments expense	$1,271	$1,347	$3,629	$3,216

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

Liquidity and Capital Resources and Changes in Financial Condition

The Company had cash and cash equivalents totaling approximately $362.2 million and $30.5 million at April 12, 2009 and September 28, 2008, respectively.

We generated cash flows from operating activities totaling approximately $315.1 million during the twenty-eight weeks ended April 12, 2009 compared to approximately $161.3 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. During the twenty-eight weeks ended April 12, 2009, increased cash flows from operating activities principally were driven by increases in cash provided by changes in operating working capital.

Net cash used in investing activities totaled approximately $185.9 million for the twenty-eight weeks ended April 12, 2009 compared to approximately $111.7 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 12, 2009 totaled approximately $185.2 million, of which approximately $142.5 million was for new store development and approximately $42.7 million was for remodels and other additions. Capital expenditures for the twenty-eight weeks ended April 13, 2008 totaled approximately $270.4 million, of which approximately $174.4 million was for new store development and approximately $96.0 million was for remodels and other additions. The Company currently expects to open an additional seven stores in fiscal year 2009. During the twenty-eight weeks ended April 13, 2008, the Company received net proceeds totaling approximately $163.9 million from the sale of certain assets and liabilities of the 35 Henry’s and Sun Harvest stores and a related distribution center acquired in the purchase of Wild Oats.

The following table provides information about the Company’s store development activities during fiscal year 2008 and fiscal year-to-date through May 13, 2009:

			Properties	Total
	Stores Opened	Stores Opened	Tendered	Leases Signed
	During Fiscal	During Fiscal	as of	as of
	Year 2008	Year 2009	May 13, 2009	May 13, 2009(1)
Number of stores (including relocations)	20	10	21	60
Number of relocations	6	5	2	9
Number of lease acquisitions, ground leases and owned properties	4	3	6	7
New areas	3	1	4	8
Average store size (gross square feet)	53,000	52,700	43,400	46,500
As a percentage of existing store average size	146%	145%	119%	128%
Total square footage	1,060,700	527,100	911,200	2,826,200
As a percentage of existing square footage	11%	5%	9%	27%
Average tender period in months	9.7	13.1
Average pre-opening expense per store	$2.5 million
Average pre-opening rent per store	$1.1 million
Average development cost	$15.8 million
Average development cost per square foot	$297

(1)Includes leases for properties tendered.

The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal year 2009 through 2013 based on the Company’s current development pipeline. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 60 stores in our store development pipeline over the next five years. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

				Total	Average
				New Store	New Store
	Total		New	Square	Square
	Openings	Relocations	Areas	Footage	Footage
Fiscal year 2009 remaining stores in development	5	1	—	274,600	54,900
Fiscal year 2010 stores in development	16	—	4	662,000	41,400
Fiscal year 2011 stores in development	16	2	—	695,700	43,500
Fiscal year 2012 stores in development	14	4	1	700,400	50,000
Fiscal year 2013 stores in development	9	2	3	459,200	51,000
Total(1)	60	9	8	2,791,900	46,500

(1)Total square footage excludes one major expansion in development.

Net cash provided by financing activities was approximately $205.8 million for the twenty-eight weeks ended April 12, 2009 compared to approximately $10.3 million for the same period of the prior fiscal year. Net proceeds from the issuance of redeemable preferred stock for the twenty-eight weeks ended April 12, 2009 totaled approximately $413.1 million. Proceeds from long-term borrowings totaled $123.0 million for the twenty-eight weeks ended April 12, 2009 compared to $111.0 million for the same period of the prior fiscal year. Payments on long-term debt and capital lease obligations totaled approximately $320.9 million for the twenty-eight weeks ended April 12, 2009 compared to approximately $69.0 million for the same period of the prior fiscal year. Net proceeds to the Company from team members’ stock plans for the twenty-eight weeks ended April 12, 2009 totaled approximately $2.0 million compared to approximately $16.2 million for the same period of the prior fiscal year.

The Company has outstanding a $700 million, five-year term loan agreement due in August 2012 that was executed to finance the acquisition of Wild Oats Markets, Inc. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. At April 12, 2009, we were in compliance with all applicable debt covenants. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The Company had accumulated net derivative losses of approximately $14.3 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of April 12, 2009 and September 28, 2008, respectively, related to this cash flow hedge.

The Company also has outstanding a $350 million revolving line of credit that extends to August 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At April 12, 2009, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 28, 2008 the Company had $195 million drawn under this agreement. During the first quarter of fiscal year 2009, the Company repaid all amounts outstanding and no amounts were drawn under this agreement at April 12, 2009. The amount available to the Company under the agreement was effectively reduced to approximately $260.9 million by outstanding letters of credit totaling approximately $89.1 million at April 12, 2009.

During the first quarter of fiscal year 2008, approximately 250 of the Company’s zero coupon convertible subordinated debentures were converted at the option of the holders to approximately 6,000 shares of Company common stock. The outstanding convertible subordinated debentures had a carrying amount of approximately $2.7 million at September 28, 2008. On December 8, 2008, the Company redeemed all remaining debentures at a redemption prices equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2029.

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for net proceeds totaling approximately $413.1 million. Each share of Series A Preferred Stock has an initial liquidation preference of $1,000, subject to adjustment. The holder of the Series A Preferred Stock is entitled to an 8% dividend, payable quarterly in cash or by increasing the liquidation preference, at the option of the Company, and will be convertible, under certain circumstances, to common stock at an initial conversion rate of 68.9655 per $1,000 of the liquidation preference, or an initial conversion price of $14.50 per common share. On April 12, 2009, the Company amended and restated the Statement of Designations governing the Series A Preferred Stock. The amendment limits the participation feature of the Series A 8% Redeemable, Convertible Exchangeable Preferred Stock and provides for the mandatory payment of cash dividends in respect to the Series A Preferred Stock. In the event a cash dividend or other distribution in cash is declared on the Company’s common stock in an amount equal to or greater than the Company’s stock price on the date of declaration, the holder of the Series A Preferred Stock will be entitled to receive an additional amount equal to the cash amount per share distributed or to be distributed in respect of the common stock.

Beginning three years after issuance, the dividend will be reduced to: (i) 6% if at any time the common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if at any time the common stock closes at or above $23.13 per share for at least 20 consecutive trading days.  The Company may redeem the Series A Preferred Stock, in whole or in part, at any time after December 2, 2013, at a premium of 4%, declining ratably in annual increments to par on December 2, 2016, multiplied by the liquidation preference plus accrued dividends. Additionally, at any time, the Company may, upon 30 days notice, redeem the Series A Preferred Stock if the common stock closes at or above $28.50 per share for at least 20 consecutive trading days. The Company also has the option to exchange the Series A Preferred Stock for subordinated convertible notes having economic terms similar to the preferred stock under certain circumstances. During the twenty-eight week period ended April 12, 2009, the Company paid cash dividends on the Series A Preferred Stock totaling approximately $11.3 million. The Company currently intends to pay all Series A Preferred Stock dividend amounts in cash as they become payable.

The Company paid dividends to common shareholders totaling approximately $53.0 million during the twenty-eight weeks ended April 13, 2008. On August 5, 2008, the Company announced the suspension of its quarterly cash dividend to common shareholders for the foreseeable future.

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

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in a decrease in cash and cash equivalents totaling approximately $3.4 million for the twenty-eight weeks ended April 12, 2009 compared to a decrease totaling approximately $1.5 million for the same period of the prior fiscal year. These decreases reflect the relative weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during these periods.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of April 12, 2009 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Long-term debt obligations	$700,000	$—	$—	$700,000	$—
Estimated interest on long-term debt obligations	86,592	36,416	42,645	7,531	—
Capital lease obligations (including interest)	39,905	2,012	4,050	4,189	29,654
Operating lease obligations(1)	5,907,736	247,818	578,041	620,632	4,461,245
Total	$6,734,233	$286,246	$624,736	$1,332,352	$4,490,899

(1)Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 12, 2009 were approximately $26.3 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at April 12, 2009 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 7 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Part I. Item 1. Note 14 to the consolidated financial statements, “Recent Accounting Pronouncements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds money market fund investments that are classified as cash equivalents. These investments are short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments or interest income. We had cash equivalent investments totaling approximately $351.9 million at April 12, 2009.

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

On March 6, 2009, the Company reached a settlement agreement with the FTC. Pursuant to FTC protocol, the settlement agreement was placed on public record for a 30-day comment period which ended April 6, 2009. The Company is currently awaiting final approval of the settlement agreement by the FTC Commissioners.  Under the terms of the agreement, a third-party divestiture trustee has been appointed to market for sale:  leases and related assets for 19 non-operating former Wild Oats stores, 10 of which were closed by Wild Oats prior to the merger and nine of which were closed by Whole Foods Market; leases and related fixed assets for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture trustee has six months to market the assets to be divested.  Any good faith offers that are not finalized by September 6, 2009, may result in an extension of up to six months.  This twelve-month period may be extended further to allow the FTC to approve any purchase agreements submitted within that time period.  All remaining obligations imposed on the Company by the settlement agreement are in support of the divestiture trustee process.

After receiving final approval by the FTC, the Company will record any required adjustments to measure long-lived assets related to certain of the 13 operating stores, for which sale and transfer of the assets is determined to be probable, at the lower of carrying amount or fair value less costs to sell. Any required adjustments to measure long-lived assets at the lower of carrying amount or fair value less costs to sell could result in a non-cash charge of up to approximately $5.5 million.

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

Whole Foods Market cannot at this time predict the likely outcome of these judicial and administrative proceedings or estimate the amount or range of loss or possible loss that may arise from them. The Company has not accrued any loss related to the outcome of these proceedings as of April 12, 2009.

Item 6. Exhibits

Exhibit 10.1

Term Loan Agreement dated August 28, 2007 by and among Registrant, Royal Bank of Canada; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Wachovia Bank, N.A.; LaSalle Bank Midwest, N.A.; RBC Capital Markets; and J.P. Morgan Securities Inc. (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission)

Exhibit 10.2

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

WHOLE FOODS MARKET, INC.

Date:	May 22, 2009	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)