Form 10-Q
period 2009-07-05
WHOLE FOODS MARKET INC
filed 2009-08-14
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 5, 2009; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 5, 2009 was 140,479,419 shares.

Whole Foods Market, Inc.

Form 10-Q

Page

Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited), July 5, 2009 and September 28, 2008	3

Consolidated Statements of Operations (unaudited), for the twelve and forty weeks ended July 5, 2009 and July 6, 2008	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the forty weeks ended July 5, 2009 and fiscal year ended September 28, 2008	5

Consolidated Statements of Cash Flows (unaudited), for the forty weeks ended July 5, 2009 and July 6, 2008	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 6. Exhibits	28

Signature	29

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

July 5, 2009 and September 28, 2008

(In thousands)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$377,035	$30,534
Restricted cash	71,014	617
Accounts receivable	106,191	115,424
Merchandise inventories	314,510	327,452
Prepaid expenses and other current assets	43,429	68,150
Deferred income taxes	89,382	80,429
Total current assets	1,001,561	622,606
Property and equipment, net of accumulated depreciation and amortization	1,892,812	1,900,117
Goodwill	657,281	659,559
Intangible assets, net of accumulated amortization	74,186	78,499
Deferred income taxes	72,272	109,002
Other assets	7,569	10,953
Total assets	$3,705,681	$3,380,736

	2009	2008
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$378	$380
Accounts payable	173,294	183,134
Accrued payroll, bonus and other benefits due team members	205,607	196,233
Dividends payable	472	—
Other current liabilities	254,753	286,430
Total current liabilities	634,504	666,177
Long-term debt and capital lease obligations, less current installments	741,796	928,790
Deferred lease liabilities	240,182	199,635
Other long-term liabilities	84,202	80,110
Total liabilities	1,700,684	1,874,712

Series A redeemable preferred stock, $0.01 par value, 425 and no shares authorized, issued and outstanding in 2009 and 2008, respectively	413,052	—

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 140,479 and 140,286 shares issued and outstanding in 2009 and 2008, respectively	1,277,555	1,266,141
Accumulated other comprehensive income (loss)	(15,159)	422
Retained earnings	329,549	239,461
Total shareholders’ equity	1,591,945	1,506,024
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,705,681	$3,380,736

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008
Sales	$1,878,338	$1,841,242	$6,202,391	$6,164,993
Cost of goods sold and occupancy costs	1,218,029	1,208,495	4,074,047	4,054,290
Gross profit	660,309	632,747	2,128,344	2,110,703
Direct store expenses	499,830	490,188	1,654,196	1,631,466
General and administrative expenses	52,592	60,689	192,024	215,759
Pre-opening expenses	10,763	15,225	38,616	40,403
Relocation, store closure and lease termination costs	18,209	2,556	27,937	9,386
Operating income	78,915	64,089	215,571	213,689
Interest expense	(7,688)	(8,094)	(28,964)	(28,113)
Investment and other income	1,326	1,495	2,528	5,430
Income before income taxes	72,553	57,490	189,135	191,006
Provision for income taxes	29,746	23,571	78,741	77,984
Net income	42,807	33,919	110,394	113,022
Preferred stock dividends	7,839	—	20,306	—
Income available to common shareholders	$34,968	$33,919	$90,088	$113,022

Basic earnings per share	$0.25	$0.24	$0.64	$0.81
Weighted average shares outstanding	140,439	140,231	140,385	139,766

Diluted earnings per share	$0.25	$0.24	$0.64	$0.81
Weighted average shares outstanding, diluted basis	140,439	140,322	140,385	140,308

Dividends declared per common share	$—	$0.20	$—	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Forty weeks ended July 5, 2009 and fiscal year ended September 28, 2008

(In thousands)

	Shares Outstanding	Common Stock	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balances at September 30, 2007	139,240	$1,232,845	$(199,961)	$15,722	$410,198	$1,458,804
Net income	—	—	—	—	114,524	114,524
Foreign currency translation adjustments	—	—	—	(7,714)	—	(7,714)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	—	2,302	—	2,302
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(9,888)	—	(9,888)
Comprehensive income						99,224
Dividends ($0.60 per common share)	—	—	—	—	(84,012)	(84,012)
Issuance of common stock pursuant to team member stock plans	1,040	17,206	—	—	—	17,206
Retirement of treasury stock	—	—	199,961	—	(199,961)	—
Excess tax benefit related to exercise of team member stock options	—	6,083	—	—	—	6,083
Share-based payments expense	—	10,505	—	—	—	10,505
Cumulative effect of new accounting standard adoption	—	—	—	—	(1,288)	(1,288)
Other	6	(498)	—	—	—	(498)
Balances at September 28, 2008	140,286	1,266,141	—	422	239,461	1,506,024
Net income	—	—	—	—	110,394	110,394
Foreign currency translation adjustments	—	—	—	(9,588)	—	(9,588)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	—	5,674	—	5,674
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(11,667)	—	(11,667)
Comprehensive income						94,813
Redeemable preferred stock dividends	—	—	—	—	(20,306)	(20,306)
Issuance of common stock pursuant to team member stock plans	193	2,705	—	—	—	2,705
Excess tax benefit related to exercise of team member stock options	—	(1)	—	—	—	(1)
Share-based payments expense	—	8,829	—	—	—	8,829
Other	—	(119)	—	—	—	(119)
Balances at July 5, 2009	140,479	$1,277,555	$—	$(15,159)	$329,549	$1,591,945

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 5, 2009	July 6, 2008
Cash flows from operating activities:
Net income	$110,394	$113,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,291	189,386
Loss on disposition of fixed assets	2,138	2,724
Impairment of long-lived assets	22,164	99
Share-based payments expense	8,829	7,599
LIFO charge (benefit)	(2,177)	8,032
Deferred income tax expense (benefit)	32,488	(6,703)
Excess tax benefit related to exercise of team member stock options	—	(5,162)
Deferred lease liabilities	39,338	35,153
Other	5,141	(1,291)
Net change in current assets and liabilities:
Accounts receivable	8,912	(22,482)
Merchandise inventories	14,165	(36,263)
Prepaid expenses and other current assets	24,711	4,724
Accounts payable	(9,495)	(49,112)
Accrued payroll, bonus and other benefits due team members	9,728	19,220
Other current liabilities	(270)	17,152
Net change in other long-term liabilities	4,364	(4,719)
Net cash provided by operating activities	474,721	271,379
Cash flows from investing activities:
Development costs of new locations	(196,949)	(284,025)
Other property and equipment expenditures	(55,182)	(110,813)
Proceeds from hurricane insurance	—	1,500
Acquisition of intangible assets	(1,353)	(1,567)
Purchase of available-for-sale securities	—	(194,316)
Sale of available-for-sale securities	—	194,316
Increase in restricted cash	(70,397)	(57)
Payment for purchase of acquired entities, net	—	(20,130)
Proceeds received from divestiture, net	—	163,913
Other investing activities	469	(3,175)
Net cash used in investing activities	(323,412)	(254,354)
Cash flows from financing activities:
Common stock dividends paid	—	(81,015)
Preferred stock dividends paid	(19,833)	—
Issuance of common stock	2,705	18,019
Excess tax benefit related to exercise of team member stock options	—	5,162
Proceeds from issuance of redeemable preferred stock, net	413,052	—
Proceeds from long-term borrowings	123,000	174,000
Payments on long-term debt and capital lease obligations	(320,980)	(107,050)
Other financing activities	—	261
Net cash provided by financing activities	197,944	9,377
Effect of exchange rate changes on cash and cash equivalents	(2,752)	(1,485)
Net change in cash and cash equivalents	346,501	24,917
Cash and cash equivalents at beginning of period	30,534	—
Cash and cash equivalents at end of period	$377,035	$24,917

Supplemental disclosures of cash flow information:
Interest paid	$42,059	$33,230
Federal and state income taxes paid	$27,647	$85,119

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

July 5, 2009

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2009 and 2008 are fifty-two week fiscal years. We have one operating segment, natural and organic food supermarkets.

(2) Summary of Significant Accounting Policies

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company impairs assets related to an operating location, a charge to write down the related assets is included in the “Direct store expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets to their estimated recoverable value is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash that are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets. The carrying amount of the Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. Details on the fair value of the Company’s financial assets and liabilities are included in Note 3 to the consolidated financial statements, “Fair Value Measurements.”

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

Effective January 19, 2009 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Derivative instruments are discussed further in Note 9 to the consolidated financial statements, “Derivatives.”

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

Earnings per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the fiscal period. Net income available to common shareholders in fiscal year 2009 is calculated using the two-class method, in accordance with Emerging Issue Task Force (“EITF”) Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The application of the two-class method is required since the Company’s redeemable preferred shares contain a participation feature. See further discussion in Note 10 to the consolidated financial statements, “Redeemable Preferred Stock.”

Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of convertible debt, dilutive options, and redeemable preferred stock.

Reclassifications

Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation.  Specifically we have reclassified the effect of the determination to retire treasury shares in fiscal year 2008 totaling approximately $200.0 million previously classified in “Common Stock” to “Retained Earnings” on the consolidated balance sheet as of September 28, 2008. The Company has determined that all or a portion of the excess of purchase price over par or stated value associated with the retirement of treasury shares is required to be charged to retained earnings in accordance with ARB No. 43, and has elected to charge the entire excess to retained earnings. The Company’s common stock has no par value. The Company has made a corresponding adjustment to its consolidated statements of shareholders’ equity and comprehensive income to reflect the reclassification. There was no impact on previously reported statements of operations, earning per share amounts, statements of cash flows or total shareholders’ equity as a result of this reclassification. Additionally, this reclassification does not impact compliance with any applicable debt covenants in the Company’s credit agreements.

(3) Fair Value Measurements

The Company adopted SFAS No. 157, as amended, for its financial assets and liabilities effective September 29, 2008. The provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” are effective for the specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. FSP No. FAS 157-2 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities will have on our consolidated financial statements.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

•                  Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•                  Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash that are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets. We had cash equivalent investments and restricted cash investments totaling approximately $368.5 million and $70.4 million, respectively, at July 5, 2009.

The carrying amount of the Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable. The model discounts projected future cash flows to a present value using market-based observable inputs, including interest rate curves. At July 5, 2009, the carrying amount of the Company’s interest rate swap totaled approximately $23.4 million and is included on the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. The Company had accumulated net derivative losses of approximately $13.6 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of July 5, 2009 and September 28, 2008, respectively, related to this cash flow hedge. Derivative instruments are discussed further in Note 9 to the consolidated financial statements, “Derivatives.”

(4) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	July 5,	September 28,
	2009	2008
Land	$51,436	$51,436
Buildings and leasehold improvements	1,628,676	1,463,907
Capitalized real estate leases	24,874	24,874
Fixtures and equipment	1,204,951	1,157,086
Construction in progress and equipment not yet in service	122,644	197,026
	3,032,581	2,894,329
Less accumulated depreciation and amortization	(1,139,769)	(994,212)
	$1,892,812	$1,900,117

Depreciation expense related to property and equipment totaled approximately $59.2 million and $195.6 million for the twelve and forty weeks ended July 5, 2009, respectively. During the same periods of the prior fiscal year, total depreciation expense related to property and equipment totaled approximately $54.1 million and $177.3 million, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $12.2 million and $16.5 million at July 5, 2009 and September 28, 2008, respectively.

Fixed asset impairment charges were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008
Direct store expenses	$125	$—	$14,494	$—
Relocation, store closure and lease termination costs	5,782	—	6,483	99
Total impairment of fixed assets	$5,907	$—	$20,997	$99

Total fixed asset impairment charges during the twelve and forty weeks ended July 5, 2009 included approximately $4.3 million related to locations included in the Federal Trade Commission (“FTC”) settlement. The FTC settlement is discussed further in Note 7 to the consolidated financial statements, “FTC Settlement Agreement.”

(5) Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually on the first day of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the forty weeks ended July 5, 2009 the Company recorded goodwill adjustments of approximately $2.3 million that related primarily to certain restructuring reserves. There were no impairments of goodwill during the forty weeks ended July 5, 2009 or July 6, 2008.

Indefinite-lived intangible assets are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the twelve and forty weeks ended July 5, 2009 the Company impaired $0.4 million consisting of liquor licenses related to locations included in the FTC settlement. There were no impairments of indefinite-lived intangible assets during the forty weeks ended July 6, 2008.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $0.9 million and $1.4 million, primarily consisting of acquired leasehold rights, during the twelve and forty weeks ended July 5, 2009, respectively. During the twelve and forty weeks ended July 6, 2008, we acquired definite-lived intangible assets totaling approximately $0.6 million, consisting primarily of debt origination fees, and $1.5 million, consisting primarily of acquired leasehold rights, respectively. The Company recorded impairment charges totaling approximately $0.5 million and $0.8 million related to certain definite-lived intangible assets during the twelve and forty weeks ended July 5, 2009, respectively. Asset impairment charges of approximately $0.5 million were related to the FTC settlement and included in the “Relocation, store closure, and lease termination costs” line item, while approximately $0.3 million related to certain favorable lease assets was included in the “Direct store expenses” line item on the Consolidated Statements of Operations. There were no impairment charges to definite-lived intangible assets during the same periods of the prior fiscal year. Amortization associated with intangible assets totaled approximately $2.4 million and $6.1 million for the twelve and forty weeks ended July 5, 2009, respectively, and approximately $3.0 million and $10.0 million, respectively, for the same periods in the prior fiscal year.

The components of intangible assets were as follows (in thousands):

	July 5, 2009		September 28, 2008
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,566	$—	$1,966	$—
Definite-lived contract-based	96,389	(23,838)	95,424	(18,995)
Definite-lived marketing-related and other	225	(156)	8,319	(8,215)
	$98,180	$(23,994)	$105,709	$(27,210)

Amortization associated with the net carrying amount of intangible assets at July 5, 2009 is estimated to be $1.4 million for the remainder of fiscal year 2009, $6.0 million in fiscal year 2010, $5.9 million in fiscal year 2011, $5.9 million in fiscal year 2012, $5.1 million in fiscal year 2013 and $5.0 million in fiscal year 2014.

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

Following is a summary of store closure reserves activity during the forty week period ended July 5, 2009 and fiscal year ended September 28, 2008 (in thousands):

	July 5,	September 28,
	2009	2008
Beginning balance	$69,269	$96,967
Additions	6,924	9,092
Usage	(14,616)	(22,045)
Adjustments	11,792	(14,745)
Ending balance	$73,369	$69,269

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures.  During the forty weeks ended July 5, 2009, the Company recorded reserves totaling approximately $2.7 million, related to five new closures. Adjustments to closed property reserves primarily relate to changes in existing economic conditions, subtenant income, actual exit costs differing from original estimates, or foreign currency translation adjustments. Adjustments are made for changes in estimates in the period in which the changes become known. During the twelve and forty weeks ended July 5, 2009, the Company recognized charges for adjustments of approximately $9.7 million and $13.5 million, respectively, related to increases in reserves primarily due to changes in certain subtenant income estimates related to the continued depression in the commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” During fiscal year 2008, the Company’s initial estimates of Wild Oats Markets store closure reserves were reduced by approximately $28.8 million as part of the final purchase price allocation. These purchase price adjustments related primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007, resulting in the Company’s decision to close seven additional Wild Oats store locations and adjustments to the fair values of certain assets and store closure reserves. Additionally, the Company recognized charges for adjustments of approximately $14.1 million related to the increases in reserves due to the downturn in the real estate market and the economy in general, during the fourth quarter of fiscal year 2008.

(7) FTC Settlement Agreement

The FTC had challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. Prior to completion of the Wild Oats acquisition, the FTC had filed a motion in the United States District Court for the District of Columbia seeking a preliminary injunction to enjoin the acquisition. The FTC had also filed a complaint commencing an administrative proceeding challenging the acquisition.

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

On March 6, 2009, the Company reached a settlement agreement with the FTC. Pursuant to FTC protocol, the settlement agreement was placed on public record for a 30-day comment period which ended April 6, 2009. The Company received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009.  Under the terms of the agreement, a third-party divestiture trustee has been appointed to market for sale:  leases and related assets for 19 non-operating former Wild Oats stores, 10 of which were closed by Wild Oats prior to the merger and nine of which were closed by Whole Foods Market; leases and related fixed assets for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

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

During the twelve weeks ended July 5, 2009, the Company recorded adjustments totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at July 5, 2009 was approximately $0.2 million. The Company has determined that these locations do not meet the conditions for reporting their results in discontinued operations.

(8) Long-Term Debt

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. At July 5, 2009, we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit that extends to 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At July 5, 2009, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At July 5, 2009 and September 28, 2008 the Company had zero and $195 million drawn under this agreement, respectively. During the first quarter of fiscal year 2009, the Company repaid all amounts outstanding and no amounts were drawn under this agreement at July 5, 2009. The amount available to the Company under the agreement was effectively reduced to $334.8 million and $75.9 million by outstanding letters of credit totaling approximately $15.2 million and $79.1 million at July 5, 2009 and September 28, 2008, respectively. This decrease in outstanding letters of credit relates to approximately $70.4 million of cash deposited as collateral to support a portion of our workers’ compensation obligation that was previously held as a letter of credit.

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

(9) Derivatives

During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. Hedge ineffectiveness was not material during the twelve and forty weeks ended July 5, 2009 or the same periods of the prior fiscal year.

The interest rate swap agreement does not contain a credit-risk-related contingent feature. At July 5, 2009, the carrying amount of the Company’s interest rate swap totaled approximately $23.4 million and is included on the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. The Company had accumulated net derivative losses of approximately $13.6 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of July 5, 2009 and September 28, 2008, respectively, related to this cash flow hedge. These losses are being recognized as an adjustment to interest expense over the same period in which the interest costs on the related debt are recognized. During the twelve and forty weeks ended July 5, 2009, the Company had reclassified approximately $4.1 million and $9.7 million, respectively, from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” on the Consolidated Statements of Operations. The Company expects to reclass approximately $19.3 million from accumulated other comprehensive income to interest expense in the next twelve months.

(10) Redeemable Preferred Stock

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

The holders of the Series A Preferred Stock are entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash. Beginning three years after issuance, the dividend will be reduced to (i) 6% if at any time the Company’s common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if at any time the Company’s common stock closes at or above $23.13 per share for at least 20 consecutive trading days.  Also, in the event a cash dividend or other distribution in cash is declared on the Company’s common stock in an amount equal to or greater than the Company’s stock price on the date of declaration, the holders of the Series A Preferred Stock will be entitled to receive an additional amount equal to the cash amount per share distributed or to be distributed in respect of the common stock. To the extent the Company fails to pay dividends on the Series A Preferred Stock in cash, an amount equal to 12% of the liquidation preference of each share of the Series A Preferred Stock will be added to the liquidation preference of such share of Series A Preferred Stock. During the twelve and forty weeks ended July 5, 2009, the Company paid cash dividends on the Series A Preferred Stock of approximately $8.5 million and $19.8 million, respectively.

The Series A Preferred Stock is convertible, under certain circumstances, to common stock based on the quotient of (i) the liquidation preference plus accrued dividends and (ii) 1,000, multiplied by the conversion rate, initially 68.9655. The conversion rate is subject to change based on certain customary antidilution provisions. The Series A Preferred Stock is convertible at any time, at the election of the holders, provided that at no time may any holder of the preferred shares beneficially own more than 19.99% of the Company’s voting securities as a result of such conversion. The Company has reserved, and will keep available out of its authorized and unissued common stock, such number of shares that would be issued upon conversion of all Series A Preferred Stock then outstanding. Shares converted to common stock may not be transferred outside of the initial investor group prior to the third anniversary of the initial Preferred Stock issuance.

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

(11) Shareholders’ Equity

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

Treasury Stock

During the first quarter of fiscal year 2008, the Company retired all shares held in treasury, totaling approximately $200.0 million. The Company’s remaining authorization under the stock repurchase program at July 5, 2009, is approximately $200.0 million through November 8, 2009. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

(12) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008
Net income	$42,807	$33,919	$110,394	$113,022
Foreign currency translation adjustment, net	6,113	352	(9,588)	(3,619)
Reclassification adjustments for amounts included in net income, net	2,391	1,353	5,674	1,150
Unrealized gain (loss) on cash flow hedge instruments, net	(1,669)	5,678	(11,667)	(8,893)
Comprehensive income	$49,642	$41,302	$94,813	$101,660

At July 5, 2009, accumulated other comprehensive income consisted of foreign currency translation adjustment losses of approximately $1.6 million and unrealized losses on cash flow hedge instruments of approximately $13.6 million, net of related income tax effect of approximately $9.8 million.

(13) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period.

The computation of diluted earnings per share for the twelve and forty weeks ended July 5, 2009 does not include options to purchase approximately 16.0 million shares and 16.7 million shares of common stock, respectively, or the conversion of Series A Preferred Stock to approximately 29.3 million shares and 22.5 million shares of common stock, respectively, due to their antidilutive effect.  The computation of diluted earnings per share in the twelve and forty weeks ended July 6, 2008, includes the dilutive effect of the assumed conversion of zero coupon convertible subordinated debentures. Additionally, the forty weeks ended July 6, 2008 includes the dilutive effect of common stock equivalents consisting of common shares deemed outstanding from the assumed exercise of stock options. For the twelve and forty weeks ended July 6, 2008, the computation of diluted earnings per share does not include options to purchase approximately 13.6 million shares and 12.2 million shares of common stock, respectively, due to their antidilutive effect.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 5, 2009	July 6, 2008	July 5, 2009	July 6, 2008
Income available to common shareholders (numerator for basic earnings per share)	$34,968	$33,919	$90,088	$113,022
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	—	18	—	61
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$34,968	$33,937	$90,088	$113,083
Weighted average common shares outstanding (denominator for basic earnings per share)	140,439	140,231	140,385	139,766
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	—	91	—	92
Incremental shares from assumed exercise of stock options	—	—	—	450
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	140,439	140,322	140,385	140,308

Basic earnings per share	$0.25	$0.24	$0.64	$0.81

Diluted earnings per share

$

0.25

$

0.24

$

0.64

$

0.81

(14) Share-Based Payments

Our Company maintains several stock-based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2009 Stock Incentive Plan. Under this plan, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five or seven year term. The market value of the stock is determined as the closing stock price at the grant date. On July 5, 2009 and September 28, 2008 there were approximately 15.4 million and 4.5 million shares, respectively, of our common stock available for future stock option grants.

As of July 5, 2009 there was approximately $38.2 million of unrecognized share-based payments expense related to nonvested stock options, net of estimated forfeitures, related to approximately 4.7 million shares. We anticipate this expense to be recognized over a weighted average period of 3.12 years. To the extent the forfeiture rate is different than what we have anticipated, share-based payments expense related to these awards will differ from our expectations.

Share-based payments expense recognized during the twelve and forty weeks ended July 5, 2009 totaled approximately $2.7 million and $8.8 million, respectively. Share-based payments expense recognized during the twelve and forty weeks ended July 6, 2008 totaled approximately $2.2 million and $7.6 million, respectively. All share-based payments expense consisted entirely of stock option expense. The forty week period ended July 5, 2009 included a $0.5 million credit adjustment to the expense recognized for the acceleration of stock options in September 2005, to adjust for actual experience. Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 5, 2009	July 6, 2008	July 5, 2009	July 6, 2008
Cost of goods sold and occupancy costs	$102	$49	$274	$148
Direct store expenses	1,416	982	4,883	3,899
General and administrative expenses	1,169	1,216	3,672	3,552
Share-based payments expense before income taxes	2,687	2,247	8,829	7,599
Income tax benefit	(1,121)	(735)	(3,612)	(2,871)
Net share-based payments expense	$1,566	$1,512	$5,217	$4,728

On May 22, 2009, the Company issued its annual grant of options to team members and directors. The Company also issued 11,750 stock options to the Whole Planet Foundation. Share-based payments expense of approximately $92,000 and $35,000 was recognized during the twelve weeks ended July 5, 2009 and July 6, 2008, respectively, for the grants to the Whole Planet Foundation, included in the line item “General and administrative expenses” in the table above. The following table summarizes option activity during the first three quarters of fiscal year 2009:

			Weighted
	Number		Average	Aggregate
	of Options	Weighted	Remaining	Intrinsic
	Outstanding	Average	Contractual Life	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding options at September 28, 2008	17,430	$48.64
Options granted	2,706	18.70
Options exercised	(0)	0.00
Options forfeited	(198)	35.94
Options expired	(1,318)	37.45
Outstanding options at July 5, 2009	18,620	$45.21	3.27	$480
Options vested and expected to vest	18,065	$45.91	3.19	$422
Exercisable options at July 5, 2009	13,321	$52.40	2.54	$—

The weighted average fair value of options granted during fiscal year 2009 was $7.74. There was no aggregate intrinsic value of stock options at exercise, represented in the table above, for the forty weeks ended July 5, 2009. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008
Expected dividend yield	0.00%	2.90%
Risk-free interest rate	1.56%	2.32%
Expected volatility	52.31%	36.73%
Expected life, in years	3.97	3.38

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

(15) Recent Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Heirarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of SFAS No. 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is effective for the Company’s fiscal year ending September 27, 2009.  The Company does not expect this standard to have an impact on our financial condition or results of operation.

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of July 5, 2009.

(17) Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued, including the required disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the provisions of SFAS No. 165 on April 13, 2009. The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 14, 2009, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008. These risks and uncertainties may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the successful integration of acquired businesses into our operations, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition, changes in the Company’s access to available capital, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

General

Whole Foods Market, Inc. and its consolidated subsidiaries own and operate the largest chain of natural and organic food supermarkets. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of July 5, 2009, we operated 281 stores: 270 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic food supermarkets.

The Company reports its results of operations on a 52- or 53- week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2009 and 2008 are 52-week years.

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

Management Overview

We believe we are continuing to strike the right balance between sales and gross margin while exhibiting strong cost control, producing a 23% increase in income from operations. During the third quarter of fiscal year 2009, we have been able to generate operating cash flows in excess of our capital expenditure requirements, and we are working to balance our long-term growth plans with our near-term focus on conserving capital and maintaining liquidity.

While some competitors appear to be pulling back on organic as they emphasize value more, we are refocusing on our core customers and expanding our organic offerings. Our sales growth in organic products is outpacing growth in natural products, driven in part by organic private label products. We recently announced that each of our stores in the United States has been individually certified as compliant with the new stricter federal organic retailer certification requirements. While some certified organic retailers may have certified just a few departments and focus on shrink-wrapped organic produce, every department in our stores that handles organic food is certified. We believe continuing to raise the bar in areas that matter to our customers will reinforce our leadership position in natural and organic foods, resulting in greater customer loyalty for many years to come.

We continue to re-evaluate our store development pipeline, with a focus on opening smaller stores with simpler décor designed with smaller, less-labor intensive perishable departments. During the third quarter of fiscal year 2009, the Company terminated two leases totaling approximately 121,000 square feet for stores previously scheduled to open in fiscal years 2012 and 2013.

Although these are challenging times for retailers, we are very pleased with our third quarter and year-to-date results. We believe we have made strategic decisions that have allowed us to maximize our short-term results in this period of slower sales, while renewing our focus on our core customers and staying true to our longer-term mission. We are hopeful that sales are starting to move in the right direction. We are well-positioned to take advantage of a rebound in the economy and look forward to getting past this recession and back on an upward growth trajectory.

As previously announced on June 1, 2009, the Federal Trade Commission (“FTC”) approved a final consent order of the settlement agreement resolving its antitrust challenge to the Company’s acquisition of Wild Oats Markets, Inc. Under the terms of the agreement, a third-party divestiture trustee has been appointed to market for sale:  leases and related assets for 19 non-operating former Wild Oats stores, 10 of which were closed by Wild Oats prior to the merger and nine of which were closed by Whole Foods Market; leases and related fixed assets for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

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

During the twelve weeks ended July 5, 2009, the Company recorded adjustments totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at July 5, 2009 was approximately $0.2 million. The Company has determined that these locations do not meet the conditions for reporting their results in discontinued operations.

Fiscal year 2009 third quarter

Sales totaled approximately $1.9 billion for the twelve weeks ended July 5, 2009, increasing 2.0% over the prior year. Comparable store sales decreased 2.5% compared to a 2.6% increase in the prior year. Identical store sales, excluding nine relocations and two major expansions, decreased 3.8% compared to a 1.9% increase in the prior year. Excluding the negative impact of foreign currency translation, comparable store sales decreased 2.0% and identical store sales decreased 3.3%.

Income available to common shareholders was approximately $35.0 million, and diluted earnings per share was $0.25. These results included a LIFO credit of $5.8 million, or $0.02 per diluted share, versus a $2.7 million charge last year and approximately $6.8 million, or $0.03 per diluted share, in non-cash asset impairment charges primarily related to the FTC settlement agreement.

Cash flows from operations were $159.6 million and capital expenditures were $66.9 million, of which $54.5 million related to new stores.  In addition, the Company paid a cash dividend to preferred stockholders of $8.5 million.

Cash and cash equivalents, including restricted cash, increased to $448.0 million, and total debt was $742.2 million. At July 5, 2009, the Company had approximately $334.8 million available on its credit line, net of $15.2 million in outstanding letters of credit. The Company continues to be in compliance with all applicable covenants in its credit agreements.

Fiscal year 2009 year-to-date

For the forty weeks ended July 5, 2009, sales increased 0.6% to approximately $6.2 billion. Comparable store sales decreased 3.8% versus a 6.4% increase in the prior year, and identical store sales, excluding twelve relocations and three major expansions, decreased 4.9% versus a 4.9% increase in the prior year. Excluding the negative impact of foreign currency translation, comparable store sales decreased 3.1% and identical store sales decreased 4.2%.

Income available to common shareholders was approximately $90.1 million, and diluted earnings per share was $0.64. These results included approximately $14.2 million, or $0.06 per diluted share, of legal costs related to the FTC lawsuit and approximately $22.2 million, or $0.09 per diluted share, of non-cash asset impairment charges.

Cash flows from operations were $474.7 million and capital expenditures were $252.1 million, of which $196.9 million related to new stores. In addition, the Company paid cash dividends to preferred stockholders of approximately $19.8 million.

Fiscal year 2009 outlook

For the first four weeks of the fourth fiscal quarter ended August 2, 2009, comparable store sales decreased 1.1%, and identical store sales decreased 2.7%. Excluding the impact of foreign currency, comparable stores decreased 0.7%, and identical store sales decreased 2.4%. We are pleased with the trends we are seeing but want to emphasize that we will have eight new stores enter the identical store base in the fourth quarter, cycling over their strong opening sales last year. In addition, further deflation as well as increased price investments could negatively impact our sales. If our comparable and identical store sales in the fourth quarter remain in line with our first four week results, our total sales growth would be approximately 2.9% for the quarter and approximately 1.1% for the year.

Year to date, sales have averaged approximately $154 million per week, a level at which the Company has demonstrated strong disciplines around gross margin, direct store expenses and general and administrative expenses, disciplines the Company hopes to maintain. However, the Company historically has experienced lower average weekly sales in the fourth quarter, which typically results in lower gross profit and higher direct store expenses as a percentage of sales. In addition, the Company has implemented further price investments and is starting to compare against many of the cost disciplines put into effect last year.

We are committed to producing operating cash flow in excess of the capital expenditures needed to open the 55 stores in our store development pipeline over the next five years. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.8	65.6	65.7	65.8
Gross profit	35.2	34.4	34.3	34.2
Direct store expenses	26.6	26.6	26.7	26.5
General and administrative expenses	2.8	3.3	3.1	3.5
Pre-opening expenses	0.6	0.8	0.6	0.7
Relocation, store closure and lease termination costs	1.0	0.1	0.5	0.2
Operating income	4.2	3.5	3.5	3.5
Interest expense	(0.4)	(0.4)	(0.5)	(0.5)
Investment and other income	0.1	0.1	—	0.1
Income before income taxes	3.9	3.1	3.0	3.1
Provision for income taxes	1.6	1.3	1.3	1.3
Net income	2.3	1.8	1.8	1.8
Preferred stock dividends	0.4	—	0.3	—
Income available to common shareholders	1.9%	1.8%	1.5%	1.8%

Figures may not sum due to rounding.

Sales for the twelve and forty weeks ended July 5, 2009 totaled approximately $1.9 billion and $6.2 billion, respectively, increasing approximately 2.0% and 0.6%, respectively, over the same periods of the prior fiscal year. Excluding the negative impact of foreign currency translation, comparable store sales decreased 2.0% and 3.1% for the twelve and forty weeks ended July 5, 2009, respectively, and identical store sales decreased 3.3% and 4.2%, respectively. As of July 5, 2009, there were 269 locations in the comparable store base. Identical store sales for the twelve weeks ended July 5, 2009 exclude nine relocated stores and two major expansions from the comparable calculation. Identical store sales for the forty weeks ended July 5, 2009 exclude twelve relocated stores and three major expansions from the comparable calculation. The number of stores open fifty-two weeks or less equaled 20 at July 5, 2009. The sales increase contributed by stores open less than fifty-two weeks totaled approximately $130.4 million and $331.2 million for the twelve and forty weeks ended July 5, 2009, respectively. The Company believes that negative comparable and identical store sales reflect the results of the current uncertain economic environment and its effects on consumers’ spending. Competition continues to be a factor as retailers fight over fewer food dollars being spent.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 5, 2009 was approximately 35.2% and 34.3%, respectively, compared to approximately 34.4% and 34.2%, respectively, for the same periods of the prior fiscal year. For the third quarter of fiscal year 2009, the LIFO adjustment was a $5.8 million credit versus a $2.7 million charge last year, a positive impact of 45 basis points as a percentage of sales. Excluding LIFO, gross profit increased 33 basis points, with an improvement in cost of goods sold more than offsetting higher occupancy costs as a percentage of sales. We are seeing lower cost of goods sold as a result of better purchasing disciplines as well as improved store-level execution, particularly in terms of shrink control and inventory management. To the extent changes in costs are not reflected in changes in retail prices or changes in retail prices are delayed, our gross profit will be affected. Our gross profit may vary throughout the year depending on seasonality, the level of price investments, the mix of sales from new stores, the impact of weather or a host of other factors, including inflation. Due to seasonality, the Company’s gross profit margin is typically lower in the first quarter due to the product mix of holiday sales and in the summer months through September, during which we have historically experienced lower average weekly sales. Gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 5, 2009 were approximately 26.6% and 26.7%, respectively, compared to approximately 26.6% and 26.5%, respectively, for the same periods of the prior fiscal year. During the twelve and forty weeks ended July 5, 2009, the Company recorded fixed asset impairment charges included in direct store expenses related to operating locations totaling approximately $0.1 million and $14.5 million, respectively. These charges were primarily offset by an improvement in labor costs as a percentage of sales of the forty weeks ended July 5, 2009. Direct store expenses as a percentage of sales tend to be higher for new and acquired stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and administrative expenses as a percentage of sales for the twelve and forty weeks ended July 5, 2009 were approximately 2.8% and 3.1%, respectively, compared to approximately 3.3% and 3.5%, respectively, for the same periods of the prior fiscal year. These decreases were primarily due to cost-containment measures implemented at the Company’s global and regional offices in the fourth quarter of the prior fiscal year. FTC-related legal costs incurred during the twelve and forty weeks ended July 5, 2009 totaled approximately $0.4 million and $14.2 million, respectively.

Pre-opening expenses as a percentage of sales for each of the twelve and forty weeks ended July 5, 2009 were approximately 0.6% compared to approximately 0.8% and 0.7%, respectively, for the same periods of the prior fiscal year. Pre-opening expenses include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred beginning approximately 13 months prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 30 days prior to a new store opening.

Relocation, store closure and lease termination costs as a percentage of sales for the twelve and forty weeks ended July 5, 2009 were approximately 1.0% and 0.5%, respectively, compared to approximately 0.1% and 0.2%, respectively, for the same periods of the prior fiscal year. Relocation costs consist of moving costs, estimated remaining net lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with replaced facilities. Store closure costs consist of estimated remaining net lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with closed facilities. Lease termination costs consist of estimated remaining net lease payments for terminated leases and idle properties and associated asset impairments. During the twelve and forty weeks ended July 5, 2009, the Company recorded non-cash asset impairment charges included in store closure costs totaling approximately $6.7 million and $7.4 million, including approximately $5.2 million during the third quarter related to the potential sale of certain operating store assets under the FTC settlement agreement. The Company also recorded additional lease termination costs totaling approximately $9.7 million and $13.5 million during the same twelve and forty weeks ended July 5, 2009, respectively, to increase reserves for closed properties due to the downturn in the real estate market and actual exit costs.

The number of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008
New stores	1	4	6	12
Relocated stores	3	—	6	—

Income taxes for twelve and forty weeks ended July 5, 2009 resulted in an effective tax rate of approximately 41.0% and 41.6%, respectively, compared to approximately 41.0% and 40.8%, respectively, for the same periods of the prior fiscal year.

Share-based payments expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008
Cost of goods sold and occupancy costs	$102	$49	$274	$148
Direct store expenses	1,416	982	4,883	3,899
General and administrative expenses	1,169	1,216	3,672	3,552
Share-based payments expense before income taxes	2,687	2,247	8,829	7,599
Income tax benefit	(1,121)	(735)	(3,612)	(2,871)
Net share-based payments expense	$1,566	$1,512	$5,217	$4,728

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

Liquidity and Capital Resources and Changes in Financial Condition

The Company had cash and cash equivalents totaling approximately $377.0 million and $30.5 million and restricted cash totaling approximately $71.0 million and $0.6 million at July 5, 2009 and September 28, 2008, respectively. The increase in restricted cash at July 5, 2009 primarily relates to cash deposited as collateral to support a portion of our projected workers’ compensation obligations that were previously collateralized by an outstanding letter of credit.

We generated cash flows from operating activities totaling approximately $474.7 million during the forty weeks ended July 5, 2009 compared to approximately $271.4 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. During the forty weeks ended July 5, 2009, increased cash flows from operating activities principally were driven by increases in cash provided by changes in operating working capital.

Net cash used in investing activities totaled approximately $323.4 million for the forty weeks ended July 5, 2009 compared to approximately $254.4 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 5, 2009 totaled approximately $252.1 million, of which approximately $196.9 million was for new store development and approximately $55.2 million was for remodels and other additions. Capital expenditures for the forty weeks ended July 6, 2008 totaled approximately $394.8 million, of which approximately $284.0 million was for new store development and approximately $110.8 million was for remodels and other additions. The Company has opened one store during the fourth quarter of fiscal year 2009 and currently expects to open two additional stores during the fourth quarter. During the forty weeks ended July 6, 2008, the Company received net proceeds totaling approximately $163.9 million from the sale of certain assets and liabilities of the 35 Henry’s and Sun Harvest stores and a related distribution center acquired in the purchase of Wild Oats.

The following table provides information about the Company’s store development activities during fiscal year 2008 and fiscal year-to-date through August 4, 2009:

				Properties	Total
	Stores Opened	Stores Opened		Tendered	Leases Signed
	During Fiscal	During Fiscal		as of	as of
	Year 2008	Year 2009		August 4, 2009	August 4, 2009(1)
Number of stores (including relocations)	20	13		19	55
Number of relocations	6	6		1	7
Number of lease acquisitions, ground leases and owned properties	4	4		4	4
New areas	3	1		4	8
Average store size (gross square feet)	53,000	52,400		42,100	45,700
As a percentage of existing store average size	146%	142%		114%	123%
Total square footage	1,060,700	681,600		800,000	2,546,800
As a percentage of existing square footage	11%	7%		8%	24%
Average tender period in months	9.7	13.2
Average pre-opening expense per store	$2.5 million	$3.0 million	(2)
Average pre-opening rent per store	$1.1 million	$1.1 million	(2)
Average development cost	$15.8 million
Average development cost per square foot	$297

(1)Includes leases for properties tendered.

(2)For stores opened during quarter 1 through 3 of fiscal year 2009

The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal year 2009 through 2013 based on the Company’s current development pipeline. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 55 stores in our store development pipeline over the next five years. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

				Total	Average
				New Store	New Store
	Total		New	Square	Square
	Openings	Relocations	Areas	Footage	Footage
Fiscal year 2009 remaining stores in development	2	—	—	120,000	60,000
Fiscal year 2010 stores in development	16	—	4	664,700	41,500
Fiscal year 2011 stores in development	18	3	—	789,400	43,900
Fiscal year 2012 stores in development	12	2	1	580,400	48,400
Fiscal year 2013 stores in development	7	2	3	358,000	51,100
Total	55	7	8	2,512,500	45,700

Net cash provided by financing activities was approximately $197.9 million for the forty weeks ended July 5, 2009 compared to approximately $9.4 million for the same period of the prior fiscal year. Net proceeds from the issuance of redeemable preferred stock for the forty weeks ended July 5, 2009 totaled approximately $413.1 million. Proceeds from long-term borrowings totaled $123.0 million for the forty weeks ended July 5, 2009 compared to $174.0 million for the same period of the prior fiscal year. Payments on long-term debt and capital lease obligations totaled approximately $321.0 million for the for the forty weeks ended July 5, 2009 compared to approximately $107.1 million for the same period of the prior fiscal year. Net proceeds to the Company from team members’ stock plans for the forty weeks ended July 5, 2009 totaled approximately $2.7 million compared to approximately $18.0 million for the same period of the prior fiscal year.

The Company has outstanding a $700 million, five-year term loan agreement due in August 2012 that was executed to finance the acquisition of Wild Oats Markets, Inc. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. At July 5, 2009, we were in compliance with all applicable debt covenants. During the first quarter of fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The Company had accumulated net derivative losses of approximately $13.6 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of July 5, 2009 and September 28, 2008, respectively, related to this cash flow hedge. These losses are being recognized as an adjustment to interest expense over the same period in which the interest costs on the related debt are recognized. During the twelve and forty weeks ended July 5, 2009, the Company recognized additional interest expense totaling approximately $4.1 million and $9.7 million, respectively, related to amounts previously included in accumulated other comprehensive income.

The Company also has outstanding a $350 million revolving line of credit that extends to August 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At July 5, 2009, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At July 5, 2009 and September 28, 2008 the Company had zero and $195 million drawn under this agreement. During the first quarter of fiscal year 2009, the Company repaid all amounts outstanding and no amounts were drawn under this agreement at July 5, 2009. The amount available to the Company under the agreement was effectively reduced to $334.8 million and $75.9 million by outstanding letters of credit totaling approximately $15.2 million and $79.1 million at July 5, 2009 and September 28, 2008, respectively.

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

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for net proceeds totaling approximately $413.1 million. Each share of Series A Preferred Stock has an initial liquidation preference of $1,000, subject to adjustment. The holder of the Series A Preferred Stock is entitled to an 8% dividend, payable quarterly in cash or by increasing the liquidation preference, at the option of the Company, and will be convertible, under certain circumstances, to common stock at an initial conversion rate of 68.9655 per $1,000 of the liquidation preference, or an initial conversion price of $14.50 per common share. Shares converted to common stock may not be transferred outside of the initial investor group prior to the third anniversary of the initial Preferred Stock issuance. On April 12, 2009, the Company amended and restated the Statement of Designations governing the Series A Preferred Stock. The amendment limits the participation feature of the Series A 8% Redeemable, Convertible Exchangeable Preferred Stock and provides for the mandatory payment of cash dividends in respect to the Series A Preferred Stock. In the event a cash dividend or other distribution in cash is declared on the Company’s common stock in an amount equal to or greater than the Company’s stock price on the date of declaration, the holder of the Series A Preferred Stock will be entitled to receive an additional amount equal to the cash amount per share distributed or to be distributed in respect of the common stock.

Beginning three years after issuance, the dividend will be reduced to: (i) 6% if at any time the common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if at any time the common stock closes at or above $23.13 per share for at least 20 consecutive trading days.  The Company may redeem the Series A Preferred Stock, in whole or in part, at any time after December 2, 2013, at a premium of 4%, declining ratably in annual increments to par on December 2, 2016, multiplied by the liquidation preference plus accrued dividends. Additionally, at any time, the Company may, upon 30 days notice, redeem the Series A Preferred Stock if the common stock closes at or above $28.50 per share for at least 20 consecutive trading days. The Company also has the option to exchange the Series A Preferred Stock for subordinated convertible notes having economic terms similar to the preferred stock under certain circumstances. During the forty weeks ended July 5, 2009, the Company paid cash dividends on the Series A Preferred Stock totaling approximately $19.8 million.

The Company paid dividends to common shareholders totaling approximately $81.0 million during the forty weeks ended July 6, 2008. On August 5, 2008, the Company announced the suspension of its quarterly cash dividend to common shareholders for the foreseeable future.

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

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in a decrease in cash and cash equivalents totaling approximately $2.8 million for the forty weeks ended July 5, 2009 compared to a decrease totaling approximately $1.5 million for the same period of the prior fiscal year. These decreases reflect the relative weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during these periods.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of July 5, 2009 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Long-term debt obligations	$700,000	$—	$—	$700,000	$—
Estimated interest on long-term debt obligations	74,548	36,056	35,190	3,302	—
Capital lease obligations (including interest)	39,417	2,008	4,067	4,203	29,139
Operating lease obligations(1)	5,635,151	247,739	582,367	613,073	4,191,972
FIN 48 income tax liabilities	7,723	7,723	—	—	—
Total	$6,456,839	$293,526	$621,624	$1,320,578	$4,221,111

(1)Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 5, 2009 were approximately $22.5 million. These amounts include approximately $7.7 million to be paid in the fourth quarter of fiscal year 2009. The remaining amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at July 5, 2009 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 8 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Part I. Item 1. Note 15 to the consolidated financial statements, “Recent Accounting Pronouncements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds money market fund investments that are classified as cash equivalents and restricted cash. These investments are short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. Interest rate fluctuations would affect the amount of interest income earned on these investments.  We had cash equivalent investments and restricted cash investments totaling approximately $368.5 million and $70.4 million at July 5, 2009, respectively.

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

The Federal Trade Commission (“FTC”) had challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. Prior to completion of the Wild Oats acquisition, the FTC had filed a motion in the United States District Court for the District of Columbia seeking a preliminary injunction to enjoin the acquisition. The FTC had also filed a complaint commencing an administrative proceeding challenging the acquisition.

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

On March 6, 2009, the Company reached a settlement agreement with the FTC. Pursuant to FTC protocol, the settlement agreement was placed on public record for a 30-day comment period which ended April 6, 2009. The Company received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009.  Under the terms of the agreement, a third-party divestiture trustee has been appointed to market for sale:  leases and related assets for 19 non-operating former Wild Oats stores, 10 of which were closed by Wild Oats prior to the merger and nine of which were closed by Whole Foods Market; leases and related fixed assets for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

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

During the twelve weeks ended July 5, 2009, the Company recorded adjustments totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at July 5, 2009 was approximately $0.2 million.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of July 5, 2009.

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

WHOLE FOODS MARKET, INC.

Date:	August 14, 2009	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer
(Duly authorized officer and
principal financial officer)