Form 10-K
period 2009-09-27
WHOLE FOODS MARKET INC
filed 2009-11-27
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2009

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 12, 2009 was $2,547,293,463.  The number of shares of the registrant’s common stock, no par value, outstanding as of November 20, 2009 was 140,641,517.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 8, 2010.

Whole Foods Market, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 27, 2009

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

PART I

Item 1.      Business.

General

Whole Foods Market is the world’s leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concerns, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 29 years.

Whole Foods Market, Inc. is a Texas corporation incorporated in 1980. The Company is based in Austin, Texas and conducts business through various wholly owned subsidiaries. Unless otherwise specified, references to Whole Foods Market or the Company in this Report include its consolidated subsidiaries. We have one operating segment, natural and organic foods supermarkets.

We opened our first store in Austin, Texas in 1980 and completed our initial public offering in January 1992. As of September 27, 2009, we operated 284 stores: 273 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom.

Our sales have grown rapidly through new store openings, acquisitions and comparable store sales growth, from approximately $92 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $8.0 billion in fiscal year 2009, a compounded annual growth rate of approximately 28%. We are a Fortune 500 company, ranking number 324 on the 2009 list. Our 284 stores average approximately 37,000 square feet in size, approximately $29 million in annual sales, and are approximately nine years old on average. Our stores are supported by 12 regional offices and our Austin headquarters, regional distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, meat and produce procurement centers, and a specialty coffee, tea procurement and brewing operation.

We aspire to become an international brand synonymous with not just natural and organic foods, but also with being the best food retailer in every community in which we are located. We believe our heavy emphasis on perishables and locally grown products, along with our unparalleled customer service, is helping us reach that goal, differentiating our stores from other supermarkets and enabling us to attract a broad base of loyal customers.

The following is a summary of annual percentage sales and net long-lived assets by geographic area:

	2009	2008	2007
Sales:
United States	97.2%	96.5%	97.3%
Canada and United Kingdom	2.8%	3.5%	2.7%
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	96.5%	96.4%	95.1%
Canada and United Kingdom	3.5%	3.6%	4.9%
Total long-lived assets, net	100.0%	100.0%	100.0%

The Natural and Organic Products Industry

According to a leading trade publication for the industry, sales of natural products across all retail and direct-to-consumer channels grew to approximately $68 billion in 2008, a 10% increase over the prior year.

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

In fiscal year 2009, U.S. Agriculture Secretary Tom Vilsack appointed Joe Dickson, our Food, Organic and Environmental Quality Standards Coordinator, to serve as one of five new board members on the National Organic Standards Board from 2010 through 2015.

Whole Foods Market has been devoted to protecting organic integrity for years, and we are pleased to have the USDA’s Organic Rule as a guiding standard. In May 2003, Whole Foods Market became America’s first national “Certified Organic” grocer through certification by a federally recognized independent third-party certification organization. In July 2009, California Certified Organic Growers (“CCOF”), one of the oldest and largest USDA-accredited third-party organic certifiers, individually certified each of our stores in the U.S., complying with stricter guidance on federal regulations. This voluntary certification tells our customers that we have gone the extra mile by not only following the USDA’s Organic Rule, but opening our stores up to third-party inspectors and following a strict set of operating procedures designed to ensure that the products we sell and label as organic are indeed organic — procedures that are not specifically required by the Organic Rule.

This certification verifies our handling of organic goods according to stringent national guidelines, from receipt through re-packing to final sale to customers. To receive certification, retailers must agree to adhere to a strict set of standards set forth by the USDA, submit documentation, and open their facilities to on-site inspections — all designed to assure Americans that the chain of organic integrity is preserved. The certification is one more example of our commitment to the promotion of organic agriculture and the integrity of the certified organic label.

Business Strategy

Whole Foods Market is the world’s leading natural and organic foods supermarket. We believe that much of our success to date is because we remain a uniquely mission-driven Company. We are highly selective about what we sell. We believe in providing an empowering work environment for our team members, and we are committed to sustainable agriculture. Our motto, “Whole Foods, Whole People, Whole Planet,” emphasizes that our vision reaches far beyond just food retailing.

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

Whole People

We recruit the best people we can to become part of our team. We empower them to make many operational decisions, creating a respectful workplace where team members are treated fairly and are highly motivated to succeed. We look for team members who are passionate about food, but also well-rounded human beings who can play a critical role in helping to build our Company into a profitable and beneficial part of every community we serve.

Whole Planet

We believe companies, like individuals, must assume their share of responsibility for our planet. We actively support organic farming on a global basis because we believe it is the best method for promoting sustainable agriculture and protecting the environment and farm workers. We also assist our global neighbors through our Whole Planet Foundation’s microlending operations. On a local basis, we are actively involved in our communities by supporting food banks, sponsoring neighborhood events, and contributing at least 5% of our after-tax profits in the form of cash or products to not-for-profit organizations.

Core Values

Our core values reflect what is truly important to us as an organization. They are the underpinning of our corporate culture and the soul of our Company. They transcend our size and growth, so regardless of how large we become, by maintaining our core values we are able to preserve what has always been special about our Company. In 2009, we added a seventh core value recognizing the important role we play in promoting the health of our stakeholders.

Our core values are:

•                  selling the highest quality natural and organic products available;

•                  satisfying and delighting our customers;

•                  supporting team member happiness and excellence;

•                  creating wealth through profits and growth;

•                  caring about our communities and our environment;

•                  creating ongoing win-win partnerships with our suppliers; and

•                  promoting the health of our stakeholders through healthy eating education.

These core values speak to our belief in a balanced way of doing business. They very succinctly express the purpose of our business, which is not only to make profits, but to create value for all of our major stakeholders — our customers, team members, suppliers, investors, and the community and environment. All are linked interdependently.

Whole Planet Foundation®

As an extension of our core value to care about our communities and environment, we created the Whole Planet Foundation in 2005, an independent, non-profit organization whose mission is to empower the poor through microcredit, with a focus on the developing-world communities that supply our stores with product. Microcredit is a system pioneered by Professor Muhammad Yunus, founder of the Grameen Bank in Bangladesh and co-recipient of the 2006 Nobel Peace Prize. The philosophy behind microcredit is to provide the poor access to credit without requiring contracts or collateral, enabling them to lift themselves out of poverty by creating or expanding home-based businesses. Whole Planet Foundation has partnered with various microfinance institutions to support microlending programs in communities where the Company sources products.

As of September 27, 2009, the Whole Planet Foundation had committed over $10 million in grants to 16 microlending projects. These projects are in Argentina, where Whole Foods Market sources blueberries; Bolivia, where we buy cacao; Costa Rica and Honduras, where we source bananas; Guatemala, Nicaragua, Indonesia, East Timor, Ethiopia and Kenya, where we have relationships with coffee farmers; Haiti, where we source mangoes; India, where we buy spices and cashews;

Nepal, where we source tea; Peru, where we buy onions; Thailand, where we buy rice; and the United States, where we buy produce and dairy.

Together with customers, vendors and team members, Whole Foods Market and Whole Planet Foundation have funded microlending projects for over 47,600 women and their families to date. It is estimated that each woman supports a family of five, which means our support is indirectly contributing to the prosperity of approximately 238,000 individuals. Microentrepreneurs supported by Whole Planet Foundation’s implementing partners around the globe are utilizing the loans for home-based businesses such as poultry and pig farming, agriculture, furniture making, tailoring, and selling handicrafts, homemade and bakery-made foods, clothing and footwear.

In July 2009, Whole Foods Market received the Natural Products Association’s “2009 Socially Responsible Retailer Award” for excellence in integrating social responsibility into multiple aspects of business. While there were several determining factors for selection, the work of our Whole Planet Foundation was the primary reason that Whole Foods Market was chosen for the award.

Today, more than one billion people are living on less than $1 a day. Whole Foods Market covers all operating costs and the overhead budget for Whole Planet Foundation, funded in part by the sale of products under the Company’s Whole Trade Guarantee program. Join us in empowering entrepreneurs in the global community by donating online at www.wholeplanetfoundation.org. We have included the foundation’s website address only as an inactive textual reference. The information contained on the website is not incorporated by reference into this Report on Form 10-K.

Green Action

Supporting wise environmental practices is part of our core values and strengthens our commitment to being a leader in environmental stewardship. Our Green Mission Task Force, comprised of team members and leadership across the Company, is empowered to act on initiatives that support our Green Mission, including best practices and Company-wide intentions for energy efficiency, green building, and waste stream reductions. In 2009, we were honored to receive a 2009 Green Choice Award from Natural Health magazine for our commitment to substantial, earth-friendly initiatives that inspire others to follow suit.

Renewable Energy. Whole Foods Market uses a comprehensive alternative energy approach to reduce its reliance on fossil fuels. Over the years, we have purchased approximately 2.0 million megawatt hours of wind-based renewable energy. Our commitment to renewable energy purchasing earned us Environmental Protection Agency (“EPA”) Green Power awards from 2005 through 2008. We now have close to 20 locations either hosting or using solar power to supplement traditional power, with future rollout plans to include up to 70 locations. We also have hydrogen fuel cells on-site at two stores in Glastonbury, CT and Dedham, MA.

Energy Reduction and Efficiency. Whole Foods Market has installed energy monitoring equipment to identify system reduction opportunities, and retrofit existing stores with more energy efficient lighting, equipment, and mechanical components. The Company is also upgrading its equipment and systems to improve energy efficiency in new stores, efforts that may reduce energy consumption by 10 percent to 50 percent in certain stores. In addition, the recent implementation of a Company-wide energy and refrigerant tracking program is enabling us to develop a greenhouse gas emissions inventory.

Green Construction. We build our new stores with the environment in mind, using green building innovations whenever possible. Five of our stores have received Leadership in Energy and Environmental Design (“LEED”) certification by the U.S. Green Building Council, including our South Loop store in Chicago which earned LEED Gold certification. In addition, we are working with the Green Building Initiative’s Green Globes Program, which has been equated to LEED but with more emphasis on energy efficiency. Two of our stores earned Green Globes this year, including our new Dedham, MA store which earned three Green Globes (equivalent to LEED Gold). We have approximately 20 stores registered to become LEED-certified and more under development.

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

Composting and Recycling. Nearly all of our stores are involved in a recycling program, and most participate in a composting program where food waste and compostable paper goods are regenerated into compost. Additionally, in 2007, we introduced all-natural fiber packaging in many of our prepared foods departments that is a compostable, environmentally friendly alternative to traditional petroleum and wood- or tree-based materials. Its fibers come from plants that are cultivated or grow wild and are harvested annually. We are also working to eliminate the use of Styrofoam packing materials in product shipments to our Company.

Healthy Eating Education

Whole Foods Market has renewed and expanded its intention to educate customers and team members about healthy eating choices with the introduction of a seventh core value in fiscal year 2009. Our new Global Healthy Eating Education Team is in place, and we began the process of piloting this new education program across our regions and stores this past summer. The program includes, among other things: in-store Healthy Eating centers to display books and answer questions about healthy eating and cooking ideas; store tours focused on making healthy eating choices; and a wide variety of educational opportunities for team members, along with healthy eating classes and networking opportunities for our customers. We believe our healthy eating education program will be a key differentiator for Whole Foods Market, helping to promote the health, well-being and longevity of our customers and team members for years to come.

In November 2008, Health magazine named Whole Foods Market “America’s Healthiest Grocery Store” based on a survey of six prominent health experts. In August 2009, we launched a new partnership with Chef Ann Cooper, the nation’s “Renegade Lunch Lady,” to transform lunch in schools across the country through the “School Lunch Revolution” campaign. Supported in part by a donation from Whole Foods Market and a donation drive at check-out stands in our stores, this national effort is designed to help schools bring about real change in the way children eat. In supporting Chef Cooper’s free, first-of-a-kind Lunch Box website — thelunchbox.org — our goal is to raise awareness, engage our shoppers, and give schools easy access to the tools they need to serve fresher, healthier meals.

Products

We offer a broad and differentiated product selection with a strong emphasis on perishable foods designed to appeal to all shoppers. Most of our products are from natural and organic food vendors; however, we do sell certain conventional national brands that meet our quality standards. Due to seasonality, the Company’s gross profit is typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the summer months through September during which we have historically experienced lower average weekly sales. The following is a summary of annual percentage sales by product category:

	2009	2008	2007
Grocery	33.8%	33.2%	32.0%
Prepared foods	19.1%	19.3%	19.8%
Other perishables	47.1%	47.5%	48.3%
Total sales	100.0%	100.0%	100.0%

Figures may not sum due to rounding.

Product Selection

Our product selection includes, but is not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), coffee and tea, nutritional supplements, vitamins, body care and educational products such as books, floral, pet products and household products.

We believe our heavy emphasis on perishable products differentiates us from other supermarkets and helps us attract a broader customer base. We believe that all shoppers, not just natural and organic food shoppers, appreciate great produce, dairy, meat and poultry, seafood, bakery and prepared foods. We believe it is our strength of execution in perishables that has attracted many of our most loyal customers.

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

Our work over the past year has included a focus on enhancing our quality standards for wild-caught seafood. For the past decade we have had a solid foundation for sourcing sustainable seafood through our partnership with the Marine Stewardship Council (“MSC”). The MSC is a global, independent, non-profit fishery certification organization that rewards sustainable fishing practices to ensure healthier marine environments and abundant fish stocks for future generations. We are proud to have been the first U.S. retailer to offer MSC-certified seafood, which displays the MSC label to indicate the seafood is sourced from responsible, well-managed fisheries. In addition to continually expanding the varieties of MSC-certified seafood we offer in our stores, we also stopped selling several seafood species that are considered by a consensus of seafood experts to be depleted in the oceans.

For farmed seafood, our quality standards always prohibited the use of antibiotics, added growth hormones, preservatives and genetic modification or cloning. In fiscal year 2008, we launched a comprehensive set of enhanced farmed seafood standards. Now, all of our farmed finfish and shrimp suppliers have passed third-party audits to ensure they meet our stringent quality standards, which were extended to include:

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

Animal Welfare Standards

In fiscal year 2009, Whole Foods Market was ranked the “most humane grocery store” in a survey conducted by the World Society for the Protection of Animals, scoring highest among the top 25 largest supermarkets in the United States for the number of humanely labeled food products on its shelves.

We are dedicated to promoting animal welfare on farms and ranches that raise animals for meat production. Our minimum standards, which apply to all meat and poultry we sell in our stores, ensure the animals are:

•                  raised without antibiotics;

•                  raised without added growth hormones in any species, far beyond the federal regulations that prohibit added growth hormones in poultry, pigs, veal or bison;

•                  never fed animal byproducts;

•                  range or pasture-raised for at least two-thirds of their lives (for ruminants); and

•                  never tethered or kept in crates (for pigs or veal calves).

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

In December 2003, we started working through a consultative multi-stakeholder process to develop “Animal Compassionate” standards, farm animal treatment standards that go above and beyond our baseline requirements for the meat and poultry sold in our stores, focused on providing environments and conditions for each species that support the animal’s natural physical, emotional and behavioral well-being. In 2006, that work was then used as a basis for creating meat and poultry production standards categorized according to a framework for continuous improvement of animal welfare on farms and ranches and to provide our customers with a clear and transparent way to make informed buying decisions based solely on animal welfare considerations. In June 2007, we piloted a five-tiered meat and poultry labeling program at our Kensington store in London based on this framework. Further standards development and implementation of the 5-Step Animal Welfare Rating system was transitioned to the Global Animal Partnership foundation when it was founded in the spring of 2008. In early 2009, Whole Foods Market began implementing a pilot project for the Global Animal Partnership foundation to test the implementation of the 5-Step Animal Welfare Rating system, beginning with our stores in the South Region, before the foundation extends the program to other retailers.

Locally Grown

Our history and reputation are intimately linked to our support of local farmers. For more than 29 years, we have provided our customers with the broadest possible selection of the highest quality produce available. Our search for produce begins right outside our front door in every community where we do business. We are committed to buying from local producers whose products meet our high quality standards, particularly those who are dedicated to environmentally friendly, sustainable agriculture. We are greatly increasing our efforts in this regard by further empowering our individual store and regional buyers to seek out locally grown products. We value this natural diversity.

Whole Foods Market currently purchases produce from over 2,000 different farms through various suppliers. We believe we can and should do more to support local producers. To that end, we have established a budget of up to $10 million to promote local agriculture, especially animal agriculture, wherever we have stores through long-term loans currently ranging from $1,000 to $100,000 at low interest rates. We completed our first loan through the Local Producer Loan Program in February 2007 and so far have disbursed more than $2.7 million in loans to 45 local producers Company-wide. Loan recipients must use funds for expansion and not operating expenses, meet Whole Foods Market’s quality standards, and have a viable business plan and adequate cash flow to service the debt. Eligible products include agricultural crops, value-added food products, and other all-natural grocery items.

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

Our Whole Trade Guarantee label is currently featured on over 1,350 items, and sales of approximately $76 million in fiscal year 2009 generated approximately $762,000 for the Whole Planet Foundation. This was a 72% increase from fiscal year 2008, when sales of approximately $44 million generated approximately $442,000 for the Whole Planet Foundation.

Private Label

An extension of our leadership position in the natural and organic foods industry is our strong family of private label brands. These products extend the confidence and trust our customers have in our stores to their everyday lives. We have built upon this trust and over the last several years have significantly expanded our private label resources and offerings, which currently feature approximately 2,400 SKUs led by our primary brands, 365 Everyday Value and 365 Organic. These products are designed to cover the full spectrum of category needs: from the highest quality, value entry-point products to super premium, unique offerings that cater to true food aficionados. While some of our private label products yield greater margins than their comparable brand alternative, their primary purpose is to help differentiate our product selection and provide more value offerings to our customers.

In addition to these nationally-driven programs, we have a number of store-made and regionally-made fresh items sold under the Whole Foods Market label. We also offer specialty and organic coffee, tea and drinking chocolates through our Allegro Coffee Company subsidiary. In addition, we have developed a grouping of “exclusive” and “control brand” products to fill out our family of brands. Control brands are brands produced exclusively for Whole Foods Market and not available to other retailers (e.g., Columbia River Organics). Exclusive products are either co-branded with the national brand and Whole Foods Market brand or are a unique formulation or attribute only available at Whole Foods Market. These products help continue to differentiate Whole Foods Market selections across all aspects of our various product categories. We currently offer approximately 1,300 regional and other branded products, including Allegro Coffee products, in our stores.

Total private label sales across all categories accounted for approximately 11% of our retail sales in fiscal year 2009, up from 10% of our retail sales in fiscal year 2008. We believe our private label sales will grow to a higher percentage of our sales over time as we continue the development and growth of our product lines.

Economic Value Added

We use Economic Value Added (“EVA”™) as a basis for our business decisions and as a component in determining incentive compensation. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge on the cost of invested capital necessary to generate those profits. We believe one of our core strengths is our decentralized culture, where many decisions are made at the store level, close to the customer. We believe this is one of our strongest competitive advantages and that EVA is the best financial framework that team members can use to help make decisions that create sustainable shareholder value.

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

Approximately 1,000 leaders throughout the Company participate in our incentive compensation plans that incorporate EVA as a component. These plans cover our senior executive leadership, regional leadership and the store leadership team (store team leaders and assistant store team leaders) in all stores. A component of incentive compensation for each of these groups is determined based on relevant EVA measures at different levels, including the total Company level, the regional level, the store or facility level, and the team level. We believe using EVA in a multi-dimensional approach helps us to measure the results of decisions made at different levels of the Company. We expect EVA to remain a component of our compensation structure throughout the Company in the coming years.

Additional information about our EVA financial results is available on our corporate website at www.wholefoodsmarket.com but is not incorporated by reference into this Form 10-K.

Growth Strategy

Whole Foods Market’s growth strategy is to expand primarily through new store openings. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our new stores typically are located on premium real estate sites and range in size between 35,000 and 50,000 square feet which we believe is appropriate in most circumstances to maximize return on invested capital and EVA, and we expect the majority of our stores to fall within that range going forward. We have also grown through acquisitions, with approximately 23% of our existing square footage coming from acquisitions. Because the food retailing industry is highly fragmented and comprised of many smaller local and regional chains, we may continue to pursue acquisitions of smaller chains that provide access to desirable areas, locations and experienced team members. Going forward, however, such acquisitions are not expected to significantly impact our future store growth or financial results due to the size of the Company’s existing store base.

We have an ongoing relocation strategy and each year relocate some of our smaller stores to larger locations with improved visibility and parking. For the 22 stores relocated in fiscal years 2005 through 2009, the overall average increase in size was approximately 124%. Our historical store growth is summarized below:

	2009	2008	2007	2006	2005
Stores at beginning of fiscal year	275	276	186	175	163
Stores opened	15	20	21	13	15
Acquired stores	—	—	109	1	—
Divested stores	—	—	(35)	—	—
Relocations and closures	(6)	(21)	(5)	(3)	(3)
Stores at end of fiscal year	284	275	276	186	175
Remodels with major expansions(1)	2	1	2	1	—
Total gross square footage at end of fiscal year	10,566,000	9,895,000	9,312,000	6,377,000	5,819,000
Year-over-year change	7%	6%	46%	10%	13%

(1) Defined as remodels with expansions of square footage greater than 20% completed during the fiscal year.

As of November 4, 2009, we had signed leases for 53 stores scheduled to open through fiscal year 2013 totaling approximately 2.4 million square feet or an average of approximately 45,000 square feet per store. This includes eight relocations and seven new areas. Our historical growth in stores in development is summarized below:

	November 4,	November 5,	November 20,	November 2,	November 9,
	2009	2008	2007	2006	2005
Stores in development	53	66	87	88	65
Average size (gross square feet)	45,000	49,000	51,000	56,000	55,000
Total gross square footage in development	2,410,000	3,294,000	4,485,000	5,003,000	3,626,000
Year-over-year change	-27%	-27%	-10%	38%	40%

We are focused on the right sized store for each location and, since announcing in the third quarter of 2007 our intent to decrease the size of several leases in development, we have downsized 14 leases by an average of 12,000 square feet each. We also have terminated 16 leases for stores in development totaling approximately 846,000 square feet, or an average of 53,000 square feet per store. In addition, we are building out a smaller footprint (averaging 15,000 square feet each) at seven locations, two of which opened in fiscal year 2009. We currently operate 12 stores in excess of 65,000 gross square feet and have an additional five stores of that size in development, two of which are relocations. While our larger-format stores are very powerful in dense urban areas and certain other limited circumstances, we recognize that smaller stores can produce great returns for us as well. Of our 53 stores in development, 12 are less than 35,000 square feet in size.

Tender dates provide some visibility on the timing of our new store openings. For accounting purposes, a property is considered tendered on the date we take possession of the leased space for construction and other purposes, which is typically when the shell of the store is complete or close to completion. As of November 4, 2009, 18 of our 53 stores in development had been tendered to us. These 18 stores totaled approximately 784,000 square feet.

The “tender period,” which we define as the length of time between a store’s tender date and opening date, varies depending on several factors, some of which are outside of our control. These factors include the size of the store and complexity of site development, the impact of weather and unforeseen environmental issues, and issues surrounding construction labor unions and local government authorities, among other things. Furthermore, acquired leases, ground leases and owned properties generally have longer tender periods than standard operating leases because we take possession of these locations earlier in the construction process. For stores opened during the past two fiscal years, the average tender period was 10.9 months.

The following table provides information about the Company’s store development activities:

			Properties	Total
	Stores Opened	Stores Opened	Tendered	Leases Signed
	During Fiscal	During Fiscal	as of	as of
	Year 2008	Year 2009	November 4, 2009	November 4, 2009(1)
Number of stores (including relocations)	20	15	18	53
Number of relocations	6	6	1	8
Number of lease acquisitions, ground leases and owned properties	4	4	4	4
New areas	3	1	4	7
Average store size (gross square feet)	53,000	53,500	43,500	44,800
Total square footage	1,060,700	801,800	783,800	2,409,700
Average tender period in months	9.7	12.6
Average pre-opening expense per store	$2.5 million	$3.0 million
Average pre-opening rent per store	$1.1 million	$1.3 million

Site Selection

Most of our stores are located in high-traffic shopping areas and are either freestanding or in a strip center. We also have a number of urban stores located in high-density, mixed-use projects. In selecting store locations, we use an internally developed model to analyze potential sites based on various criteria such as education levels, population density and income levels within certain drive times. We primarily seek to open stores that typically are located on premier real estate sites, often in urban, high-population locales. After we have selected a target site, our development group does a comprehensive site study and sales projection. Each project must meet an internal EVA hurdle return, which for new stores generally is expected to be cumulative positive EVA in five years or less.

The required cash investment for new stores varies depending on the size of the store, geographic location, degree of work performed by the landlord and complexity of site development issues. To a significant degree, it also depends on how the project is structured, including costs for elements that often increase or decrease rent, e.g., lease acquisition costs, shell and/or garage costs, and landlord allowances. For stores opened during the past two fiscal years, the average size was 53,200 square feet, and our new store investment averaged approximately $16.3 million excluding pre-opening and relocation expenses, which averaged approximately $2.7 million per store.

Store Operations

Team Approach to Store Operations

We strive to promote a strong Company culture featuring a team approach to store operations that we believe is distinctly more empowering of team members than that of the traditional supermarket. Our domestic Whole Foods Market stores each employ between 25 and 620 team members who comprise up to 13 self-managed teams per store, each led by a team leader. Each team within a store is responsible for a different product offering or aspect of store operations such as prepared foods,  grocery, or customer service, among others. We also promote a decentralized team approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more assistant store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible. Each year, our team members are asked to complete a confidential, third party-administered team leader survey, which provides them with an opportunity to give their leaders constructive feedback.

We believe our success is dependent on the collective energy and intelligence of all of our team members. We strive to create a work environment where motivated team members can flourish and reach their highest potential, and where they are inspired by work that provides them with a greater sense of purpose and mission. For many team members, their job is an extension of their personal philosophy and lifestyle. Together, we go to great lengths to satisfy and delight our customers. Voluntary turnover of full-time team members improved from 23% in fiscal year 2008 to 12% in fiscal year 2009, which we believe is very low for the food retailing industry and allows us to better serve our customers.

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

We also encourage stock ownership among team members through the following programs:

•                  Team Member Stock Option Plan. All full-time and part-time team members are eligible to receive a grant of stock options each year. The annual grant has two components: (i) Annual Leadership Grants to recognize and incentivize team member performance; and (ii) Service Hour Grants to recognize team member service to the Company. In 2009 our Board of Directors awarded approximately 2.6 million options to more than 18,800 team members. Of these stock options, 92% were granted to non-executives, with 45% awarded as Service Hour Grants alone.

•                  Team Member Stock Purchase Plan. Through biweekly payroll deductions, all U.S.-based non-seasonal team members with at least 400 service hours may elect to purchase unrestricted shares of our stock at 95% of market value on the purchase date. The shares are purchased for the plan participants on a quarterly basis.

•                  Team Member 401(k) Plan. Whole Foods Market stock is an investment option within the Company’s 401(k) plan.

Store Description

We do not have a standard store design model. Instead, each store’s design is customized to fit the size and configuration of the particular location and community in which it is located. Our culture and philosophy is one of continual innovation and experimentation, and successful experiments are voluntarily picked up and improved upon by our stores. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with colorful décor, well-trained team members, exciting product mixes, teams of in-store chefs, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, prepared foods stations and European-style charcuterie departments. To further a sense of community and interaction with customers, our stores typically include sit-down eating areas, customer comment boards and customer service booths. We have “Take Action” centers for our customers who want to be informed on important issues related to the environment, legislation, food safety and product quality that can directly affect our customers’ health and well-being. In addition, some stores offer special services such as massage, valet parking, personal shopping and home delivery. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Purchasing and Distribution

Our buyers purchase products for retail sale from local, regional, national and international wholesale suppliers and vendors. The majority of our purchasing, particularly in the center store, occurs at the regional and national levels. This enables us to negotiate better volume discounts with major vendors and distributors, while allowing our regional and store buyers to focus on local products and the unique product mix necessary to keep a neighborhood market feel in our stores. We are increasingly focusing more of our purchasing on producer-direct and manufacture-direct programs, and we remain committed to buying from local producers that meet our high quality standards.

We own two produce procurement centers which facilitate the procurement and distribution of the majority of the produce we sell. We also operate four seafood-processing and distribution facilities, a specialty coffee and tea procurement and brewing operation, and 10 regional distribution centers, which distribute a full range of products to our stores across the U.S., Canada and the United Kingdom. In addition, we have five regional commissary kitchens and eight bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

United Natural Foods, Inc. is our single largest third-party supplier, accounting for approximately 28% of our total purchases in fiscal year 2009 compared to 32% of our total purchases in fiscal year 2008. In November 2006, we extended our long-term relationship with United Natural Foods as our primary supplier of dry grocery and frozen food products. Our seven-year agreement allows us to concentrate our capital and resources on executing on our new store development pipeline and to focus our internal distribution efforts around key perishable departments.

Marketing

We spend much less on advertising and marketing than other supermarkets — approximately 0.4% of our total sales in fiscal year 2009. Instead, we rely on word-of-mouth recommendations and testimonials from our shoppers, and we allocate our marketing budgets among national and regional programs and our individual stores. We also connect and engage with our customers through social media websites, in addition to our own corporate website and blog at www.wholefoodsmarket.com. Our stores spend most of their marketing budgets on in-store marketing-related activities, including promotional signage and events such as local farmers’ markets, taste fairs, classes, tours and product samplings. We also dedicate resources to our The Whole Deal in-store value guide and e-newsletter. Our marketing support mirrors our business model, as well as our commitment to the community and environment. Each store retains a separate budget for making contributions to a variety of philanthropic and community activities, fostering goodwill and developing a high profile with the community. Contributions (including in-kind contributions of food) to not-for-profit organizations amount to at least 5% of our after-tax profits annually.

Internet Presence

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

On our website, customers can create a personalized profile that keeps track of their favorite parts of the site and a “home” store; rate and review recipes; share value shopping tips; contribute to forums and interact with other Whole Foods Market stakeholders; and check out the “Whole Story” blog at http://blog.wholefoodsmarket.com, which is regularly updated for all of the new and exciting things going on at the Company and our stores. Our Internet community for stakeholders also includes sites like Facebook and Twitter. As of November 20, 2009, we had over 150,000 fans on Facebook and over 1.5 million followers on Twitter, which we believe is the highest of any retailer. Many of our stores have set up their own Facebook and Twitter accounts. These sites provide us with a powerful new way to communicate with our customers, giving us insight at both a local and global level as to how we are viewed and what our customers want and expect from us.

We have included our website and blog addresses only as an inactive textual reference. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Customer Service

Customers are our most important stakeholder, because without our customers, we would have no business. We genuinely care about the well-being of our customers and empower our team members to do whatever it takes to meet or exceed their expectations on every shopping trip. By doing so, we turn our customers into advocates for our business who do more than shop with us; they recommend Whole Foods Market to their friends and others. We want to serve our customers competently, efficiently, and knowledgeably. We believe that we generate greater appreciation and loyalty from our customers by educating them about natural and organic foods, health, nutrition and the environment through our in-store “Take Action” centers, The Whole Deal in-store value guide, Value Tours, as well as on our corporate website and social networking sites. In June 2009,

Whole Foods Market ranked #7 on MSN Money’s third annual Customer Service Hall of Fame list, a survey of 145 companies based on consumers’ customer service experience.

Competition

Food retailing is a large, intensely competitive industry. Our competition varies across the company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, farmers’ markets, and restaurants, each of which competes with us on the basis of product selection, quality, customer service, price or a combination of these factors. We believe our commitment to natural and organic products, high quality standards; our emphasis on perishable product sales; our focus on customer service; and our competitive prices on comparable products differentiate us in this marketplace. We also believe our strongest competitive advantage is our culture and empowered team members.

While growth has slowed from historical levels, natural and organic food is still one of the fastest growing segments of food retailing today. Most supermarkets offer at least a limited selection of these products, while some have chosen to expand their selection more aggressively. We believe it works to our benefit for other supermarkets to offer natural and organic products for two reasons: first, it helps fulfill our Company mission to improve the health, well-being and healing of both people and the planet, and second, it helps create new customers for us by creating a gateway experience. As more people are exposed to the benefits of natural and organic products, we believe they are more likely to become Whole Foods Market customers since we are a category leader for natural and organic products, offering one of the largest selections and most informed customer service at competitive prices.

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

The Whole Deal

Whole Foods Market has always provided customers with a great value on the products we offer: high-quality perishables and products from sources consumers trust, thanks to our rigorous Quality Standards and focus on natural and organic foods. Our national “The Whole Deal” campaign launched in fiscal year 2008 emphasizes the value side of our story even more. The Whole Deal is about giving customers the whole story to help them stretch their grocery and household dollars further without sacrificing the benefits of natural and organic foods. The program includes The Whole Deal in-store value guide available in our stores, which contains coupons, budget-conscious recipes, money saving tips and more; in-store Value Tours led by our “Value Gurus” to help shoppers find the best deals in every department; and Sure Deal specials, which are special deals on high-quality products our customers want, not discounts on overstocked or discontinued items.

While on a local level we watch our pricing against our major competitors in every market, we also benchmark our pricing versus key national and strong regional competitors in 11 metro areas on a comprehensive market basket representing perishable, branded and exclusive items across the store. By investing intelligently in pricing on the key items that our customers demand most, we believe our value efforts continue to gain traction. Customer demand for our The Whole Deal in-store value guide has grown from an initial 800,000 copies quarterly to 1.3 million copies bimonthly. In addition, we have nearly 500,000 The Whole Deal e-newsletter subscribers.

Team Members

As of September 27, 2009, we had approximately 52,500 team members, including approximately 43,000 full-time, 7,500 part-time and 2,000 temporary team members.

One of our core values is supporting team member happiness and excellence, and we believe our innovative and egalitarian work environment with team members involved at all levels of our business is a major reason for our success. We believe happy team members create happy customers, and happy customers create happy investors. Team members who have a voice in shaping the direction of our Company and their future are empowered to make Whole Foods Market not only a great place to shop but a great place to build a career. All of our full-time and part-time team members are eligible to receive stock options through annual leadership grants or through service hour grants once they have accumulated 6,000 service hours (approximately three years of employment). Approximately 94% of the stock options granted under the Company’s stock option plan since its inception in 1992 have been granted to team members who are not executive officers.

Our salary and benefits programs reflect our philosophy of egalitarianism. The primary objective is to attract and retain qualified, energetic team members who are enthusiastic about our Company mission and culture. A further objective is to provide incentives and to reward each of our team members for their contribution to the Company. Finally, we endeavor to ensure that our salary and benefits programs are perceived as fundamentally fair to all stakeholders. Our books are open to our team members, including our annual individual compensation report. Our benefits programs, including those for our executive officers, are based on years of service, not on title or position. We also have a salary cap that limits the total cash compensation paid to any team member in a calendar year to 19 times the average annual wage of all team members. In addition, our chief executive officer, John Mackey, has voluntarily set his annual salary at $1 and receives no cash bonuses or stock option awards.

Team members are encouraged to take an active role in choosing the benefits made available by the Company by participating in a Company-wide benefits vote every three years. The Company’s third vote was held in fiscal year 2009 to determine the benefits program that will be in place from 2010 through 2012. Approximately 84% of eligible team members voted in this important process, resulting in a benefits package that reflects the needs and desires of the majority of team members in the Company. One outcome of the vote is that Whole Foods Market provides healthcare at no cost to eligible full-time team members. Eligible full-time team members are those who work 30 or more hours per week and have worked a minimum of 10,000 service hours. Those who have worked a minimum of 800 service hours pay a medical premium of $10 per biweekly period. Dependent healthcare premiums are generally shared based on a team member’s tenure with the Company; the team member’s share decreases as his/her tenure increases, with dependent premiums 100% Company-paid at 10,000 service hours. In addition, the Company provides Personal Wellness Accounts (“PWA”) of up to $1,800 per year, based on years of service, to help cover the cost of deductibles and other allowable out-of-pocket health care expenses not covered by insurance. Unused funds roll forward at the end of the year, enabling a team member’s balance to accumulate over time.

For the past 12 years, our team members have helped Whole Foods Market become one of FORTUNE magazine’s “100 Best Companies to Work for in America.” In scoring companies, Fortune places the greatest weight (two-thirds of the total) on responses to a random survey of 400 employees, with the remainder being Fortune’s evaluation of each company’s credibility, respect, fairness and pride/camaraderie. Ranking number 22 in 2009, we are one of only 13 companies to make the “100 Best” list for 12 consecutive years since its inception.

Government and Public Affairs

Our stores are subject to various local, state, federal and international laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, licensing for the sale of food, and in many stores, licensing for beer and wine or other alcoholic beverages.

The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the USDA and the EPA. The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act (“FFDC Act”). The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act. We believe we are in compliance with all product labeling requirements material to the Company.

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” “365 Everyday Value,” “365 Organic Everyday Value,” “AFA,” “Allegro Coffee Company,” “Wild Oats,” “Wild Oats Marketplace,” “Capers Community Market,” “Bread & Circus,” “Fresh & Wild,” “Fresh Fields,” “Green Mission,” “Harry’s Farmers Market,” “Ideal Market,” “Merchant of Vino,” “Mrs. Gooch’s,” “Vine Buys,” “Wellspring,” “Whole Baby,” “The Whole Deal,” “Whole Foods, Whole People, Whole Planet,” “Whole Kids Organic,” and “Whole Trade.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its private label products.

Executive Officers of the Registrant

The following table sets forth the name, age, tenure with the Company in years, and position of each of the persons who was serving as an executive officer of the Company as of November 20, 2009:

Name	Age	Tenure	Position
John Mackey	56	31	Chairman of the Board and Chief Executive Officer
A.C. Gallo	56	16	Co-President and Chief Operating Officer
Walter Robb	56	18	Co-President and Chief Operating Officer
Glenda Chamberlain	56	21	Executive Vice President and Chief Financial Officer
James P. Sud	57	12	Executive Vice President of Growth and Business Development

John Mackey, co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer since 1980.

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

Item 1A.   Risk Factors.

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of the Company. These risks and uncertainties include the risk factors described below. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected. The Company does not undertake any obligation to update forward-looking statements.

Economic Conditions that Impact Consumer Spending Could Materially Impact Our Business

The global economic crisis adversely impacted our business and financial results in fiscal year 2009 and the ongoing economic uncertainty continues to negatively affect consumer confidence and discretionary spending. Our results of operations may be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. There can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors.

Our Growth Depends on New Store Openings

Our continued growth depends to some degree on our ability to open new stores in existing and new areas and to operate those stores successfully. Successful implementation of this strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. There can be no assurance that we will continue to grow through new store openings. We may not be able to timely open new stores or operate them successfully. Also, we may not be able to successfully hire and train new team members or integrate those team members into the programs and policies of the Company. We may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner.

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

Increased Competition May Have an Adverse Effect on Profitability

Our competitors include but are not limited to local, regional, national and international supermarkets, natural food stores, warehouse membership clubs, small specialty stores and restaurants. Their businesses compete with us for products, customers and locations. In addition, some are expanding more aggressively in marketing a range of natural and organic foods. Some of these potential competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies, our results of operations may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing.

We May Experience Significant Fluctuations in Our Identical Store Sales

Our results of operations may be materially impacted by fluctuations in our identical store sales. Our identical store sales could fluctuate or be lower than our historical average for many reasons including new and acquired stores entering into the identical store base, the opening of new stores that cannibalize store sales in existing areas, general economic conditions, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any year of above-average sales results.

We May Experience Significant Fluctuations in Our Quarterly Operating Results

Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors and a potential lack of customer acceptance, foreign currency exchange rate fluctuations, increases in store operating costs, including commodity costs, that are either wholly or partially beyond our control, possible supply shortages, general economic conditions, health care costs, legal costs, insurance costs, extreme weather-related disruptions, including hurricanes and earthquakes, and potential uninsured casualty losses or other losses. In addition, our quarterly operating results and quarter-to-quarter comparisons have been and may be impacted by the timing of new store openings, construction and pre-opening expenses, the timing of acquisitions, store closures and relocations, seasonality, and the range of operating results generated from newly opened stores. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings.

Our Stock Price Is Volatile

From September 29, 2008 to September 27, 2009, the quoted market price per share of our common stock ranged from $7.04 to $30.13. The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and any failure to meet market expectations; changes in ratings and earnings estimates by securities analysts; publicity regarding us, our competitors, or the natural products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically; and sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock. Our cash flow from the exercise of team member stock options may be adversely affected in the future by fluctuations in the market price of our common stock.

We May Be Subject to Product Liability Claims and Reduced Brand Value if People Are Harmed By the Products We Sell

There is increasing governmental scrutiny of and public awareness regarding food safety. We believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. We believe that our customers hold us to a higher food safety standard than other supermarkets. Even isolated business incidents can erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, which can significantly reduce brand value. The real or perceived sale of contaminated food products by us could result in product liability claims, the settlement or outcome of which might have a material adverse effect on our sales and operations.

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

Future Economic Factors Could Cause Impairment of Goodwill

Our total assets included goodwill totaling approximately $658.3 million at September 27, 2009. Goodwill is reviewed for impairment annually at the beginning of the fourth fiscal quarter or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organization level, could produce significantly different results. We may be required to recognize impairments of goodwill based on future economic factors such as unfavorable changes in the Company’s stock price and market capitalization, unfavorable changes in valuations of comparable companies, or unfavorable changes in estimated future discounted cash flows of the Company’s reporting unit. Impairment of goodwill could result in material charges that would adversely affect our results of operations and capitalization.

Future Events Could Result in Impairment of Our Long-Lived Assets

Our total assets included long-lived assets totaling approximately $1.9 billion at September 27, 2009. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group. Long-lived asset impairments could result in material charges that would adversely affect our results of operations and capitalization.

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

We Have Significant Lease Obligations

The majority of our stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from one to 35 years. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all. As of September 27, 2009, we had 29 leased properties that are not being utilized in current operations with expiration dates ranging from three to 15 years

Self-Insurance Plan Claims Could Materially Impact Our Results

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and team member health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Perishable Foods Product Losses Could Materially Impact Our Results

We believe our stores more heavily emphasize perishable products than other supermarket stores. Perishable products accounted for approximately 66% of total sales at Whole Foods Market locations in fiscal year 2009. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

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

The Loss of Key Management Could Negatively Affect Our Business

We are dependent upon a number of key management and other team members. If we were to lose the services of a significant number of key team members within a short period of time, this could have a material adverse effect on our operations. We do not maintain key person insurance on any team member. Our continued success also is dependent upon our ability to attract and retain qualified team members to meet our future growth needs. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. We may not be able to attract and retain necessary team members to operate our business.

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

Unions May Attempt to Organize Our Team Members

From time to time, unions have attempted to organize all or part of our team member base at certain stores and non-retail facilities. Responding to such organization attempts is distracting to management and team members and may have a negative financial impact on a store, facility or the Company as a whole.

Unfavorable Changes in Government Regulation Could Harm Our Business

The Company is subject to various international, federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, and licensing for the sale of food and, in some stores, alcoholic beverages. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices (e.g., health care reform and/or card check legislation) could have a significant impact on our business.

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

Our Results Are Subject to the Risks of Doing Business in Other Countries

Though small as a percentage of our total sales, the Company’s international operations are subject to certain risks of conducting business abroad, including fluctuations in foreign currency exchange rates, changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, among other things.

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

Changes in Accounting Standards Could Materially Impact Our Results

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, derivatives, store closures, leases, income taxes and share-based payments, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations.

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

Disruptions in Our Information Systems Could Harm Our Ability to Run Our Business

We rely extensively on information systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

Failure of Our Internal Control over Financial Reporting Could Materially Impact Our Business and Results

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of September 27, 2009. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting.”

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

As of September 27, 2009, we operated 284 stores: 273 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. This includes 53 stores acquired from Wild Oats Markets, Inc. on August 28, 2007: 51 stores in 20 U.S. states and two stores in Canada. We own 11 stores, three distribution facilities and land for one store in development, including the adjacent property. We also own a building on leased land, which is leased to third parties, and have three stores in development on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from one to 35 years. We have options to renew most of our leases in five-year increments with renewal periods ranging from five to 50 years. In addition, as of September 27, 2009, we had 29 leased properties that are not being utilized in current operations, of which 21 are related to Wild Oats, with expiration dates ranging from three to 15 years. We are actively negotiating to sublease or terminate leases related to these locations.

The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 27, 2009:

	Number		Number		Number
Location	of Stores	Location	of Stores	Location	of Stores
Alabama	1	Kentucky	2	Ohio	6
Arkansas	1	Louisiana	3	Oklahoma	1
Arizona	7	Maine	1	Oregon	6
California	54	Maryland	7	Pennsylvania	7
Canada	6	Massachusetts	20	Rhode Island	3
Colorado	19	Michigan	5	South Carolina	2
Connecticut	5	Minnesota	2	Tennessee	3
District of Columbia	3	Missouri	3	Texas	14
Florida	16	Nebraska	1	United Kingdom	5
Georgia	7	Nevada	5	Utah	4
Hawaii	1	New Jersey	10	Virginia	9
Illinois	16	New Mexico	4	Washington	5
Indiana	2	New York	9	Wisconsin	2
Kansas	2	North Carolina	5

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

On March 6, 2009, the Company reached a settlement agreement with the FTC. Pursuant to FTC protocol, the settlement agreement was placed on public record for a 30-day comment period which ended April 6, 2009. The Company received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009:  leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture period has been extended by the FTC until March 8, 2010 to allow for good faith offers that have not been finalized for six operating and two non-operating former Wild Oats stores as well as Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. The divestiture period for those eight stores may be extended further only to allow the FTC to approve any previously submitted purchase agreements. The seven remaining operating stores may be retained by the Company without further obligation to attempt to divest.

Pursuant to the FTC’s approval of the final consent order, the Company has recorded adjustments totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at September 27, 2009 was approximately $0.1 million. The Company has determined that these locations do not meet the conditions for reporting their results in discontinued operations. Cash expenses relating to legal and trustee fees are not expected to be material. No additional material charges are expected related to the potential sale of the six operating stores, the two non-operating properties for which a lease liability reserve is already recorded, or the trademarks which have been fully amortized.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 27, 2009.

Item 4.      Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market under the symbol “WFMI.”

The Company was added to Standard & Poor’s S&P 500 index in December 2005.

The following sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2009 and 2008:

	High	Low
2009
September 29, 2008 to January 18, 2009	$22.21	$7.04
January 19, 2009 to April 12, 2009	19.11	9.06
April 13, 2009 to July 5, 2009	23.71	17.08
July 6, 2009 to September 27, 2009	30.13	17.16

2008
October 1, 2007 to January 20, 2008	$53.65	$34.37
January 21, 2008 to April 13, 2008	42.48	29.99
April 14, 2008 to July 6, 2008	36.03	22.63
July 7, 2008 to September 28, 2008	24.22	17.37

As of November 20, 2009, there were 1,607 holders of record of Whole Foods Market’s common stock, and the closing stock price was $26.36.

Dividends per Common Share

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

Treasury Stock

During the first quarter of fiscal year 2008, the Company retired all shares held in treasury, totaling approximately $200 million. The Company’s remaining authorization under the stock repurchase program at September 27, 2009 was approximately $200 million through November 8, 2009. On November 8, 2009, the Company’s stock repurchase program expired and was not renewed.

Redeemable Preferred Stock

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. Subsequent to the end of fiscal year 2009, on October 23, 2009 the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption in accordance with the terms governing such Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009 at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted by the holders thereof. On November 26, 2009 the holders of the Company’s Series A Preferred Stock converted all outstanding shares into approximately 29.7 million shares of Company common stock, bringing the total number of common shares outstanding to approximately 170.3 million shares. The shares of common stock will be issued using a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. During fiscal year 2009, the Company paid cash dividends on the Series A Preferred Stock totaling approximately $19.8 million.

The following table summarizes information about the Company’s equity compensation plans by type as of September 27, 2009 (in thousands, except per share amounts):

			Options
		Weighted	Available
	Options	Average	for Future
Plan Category	Outstanding	Exercise Price	Issuance
Approved by security holders	18,317	$45.24	15,448
Not approved by security holders	—	—	—
Total	18,317	$45.24	15,448

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

	Sept. 27,	Sept. 28,	Sept. 30,	Sept. 24,	Sept. 25,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data(1)
Sales	$8,031,620	$7,953,912	$6,591,773	$5,607,376	$4,701,289
Cost of goods sold and occupancy costs	5,277,310	5,247,207	4,295,170	3,647,734	3,052,184
Gross profit	2,754,310	2,706,705	2,296,603	1,959,642	1,649,105
Direct store expenses	2,145,809	2,107,940	1,711,229	1,421,968	1,223,473
General and administrative expenses	243,749	270,428	217,743	181,244	158,864
Pre-opening expenses	49,218	55,554	59,319	32,058	33,856
Relocation, store closure, and lease termination costs	31,185	36,545	10,861	5,363	3,179
Operating income	284,349	236,238	297,451	319,009	229,733
Interest expense	(36,856)	(36,416)	(4,208)	(32)	(2,223)
Investment and other income	3,449	6,697	11,324	20,736	9,623
Income before income taxes	250,942	206,519	304,567	339,713	237,133
Provision for income taxes	104,138	91,995	121,827	135,885	100,782
Net income	146,804	114,524	182,740	203,828	136,351
Preferred stock dividends	28,050	—	—	—	—
Income available to common shareholders	$118,754	$114,524	$182,740	$203,828	$136,351

Basic earnings per share	$0.85	$0.82	$1.30	$1.46	$1.05
Weighted average shares outstanding	140,414	139,886	140,088	139,328	130,090

Diluted earnings per share	$0.85	$0.82	$1.29	$1.41	$0.99
Weighted average shares outstanding, diluted basis	140,414	140,011	141,836	145,082	139,950

Dividends declared per common share	$—	$0.60	$0.87	$2.45	$0.47

Consolidated Balance Sheets Data
Net working capital	$371,356	$(43,571)	$(104,364)	$114,211	$254,146
Total assets	3,783,388	3,380,736	3,213,128	2,042,996	1,889,296
Long-term debt (including current maturities)	739,237	929,170	760,868	8,655	18,864
Shareholders’ equity	1,627,876	1,506,024	1,458,804	1,404,143	1,365,676

Operating Data
Number of stores at end of fiscal year	284	275	276	186	175
Average store size (gross square footage)	37,000	36,000	34,000	34,000	33,000
Average weekly sales per store	$549,000	$570,000	$617,000	$593,000	$537,000
Comparable store sales increase(2)	-3.1%	4.9%	7.1%	11.0%	12.8%
Identical store sales increase(2)	-4.3%	3.6%	5.8%	10.3%	11.5%

(1)	Fiscal years 2009, 2008, 2006 and 2005 were 52-week years and fiscal year 2007 was a 53-week year.
(2)

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude sales from relocated stores and remodeled stores with expansions of square footage greater than 20% from the comparable calculation. Stores closed for eight or more days are excluded from the comparable and identical store base in the first fiscal week of closure until re-opened for a full fiscal week.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General

Whole Foods Market, Inc. is the leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of September 27, 2009, we operated 284 stores: 273 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Stores acquired in purchase acquisitions entered the comparable store sales base effective the fifty-third full week following the date of the merger. Identical store sales exclude sales from relocated stores and remodeled stores with expansions of square footage greater than 20% from the comparable calculation to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2009 and 2008 were 52-week years and fiscal year 2007 was a 53-week year.

Wild Oats Markets Acquisition

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”). At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas, and Capers Community Market in British Columbia. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center. As of September 27, 2009, the Company had 53 continuing Wild Oats stores, substantially all of which had been rebranded as Whole Foods Market stores. Results of operations for fiscal year 2007 include Wild Oats operating results for the period beginning August 28, 2007 through September 30, 2007.

On June 1, 2009, the Federal Trade Commission (“FTC”) approved a settlement agreement resolving its antitrust challenge to the Company’s acquisition of Wild Oats Markets, Inc. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009: leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. The divestiture period was extended by the FTC until March 8, 2010 for six operating and two non-operating former Wild Oats stores as well as Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. The divestiture period for those eight stores may be extended further only to allow the FTC to approve any previously submitted purchase agreements. The remaining seven operating stores and 17 non-operating stores have been retained by the Company without further obligation to attempt to divest.

Economic and Industry Factors

Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, farmers’ markets, and restaurants, each of which competes with us on the basis of product selection, quality, customer service, price or a combination of these factors. While growth has slowed from historical levels, natural and organic food is still one of the fastest growing segments of food retailing today.

Whole Foods Market experienced a challenging retail environment beginning in the second half of fiscal year 2008 and continuing in fiscal year 2009 caused primarily by the general economic environment in the United States and decreased consumer confidence. The Company experienced negative comparable and identical store sales for the fiscal year for the first time in the Company’s history. However, in the fourth quarter of fiscal year 2009, our comparable store and identical store sales trends improved for the second quarter in a row and, after five quarters of year-over-year declines, during the first quarter of fiscal year 2010 through November 4, 2009, comparable store and identical store sales were up 1.6% and 0.4%, respectively. Food cost inflation, which we began to experience at increasing levels in fiscal year 2008, began to moderate in the fourth quarter of fiscal year 2009, likely having a negative impact on our sales, basket size and price per item.

Outlook for Fiscal Year 2010

The Company is pleased with its sales trends for the first quarter of fiscal year 2010 through November 4, 2009; however, increased price investments could negatively impact our sales going forward, and with no anticipated positive change in the economy over the short term, the Company believes it is reasonable to expect sales results for the fiscal year in line with or slightly better than these quarter-to-date results. For the fiscal year, the Company expects sales growth of 5% to 8%, comparable store sales growth of 1% to 4%, and identical store sales growth of 0% to 3%. The Company expects to open 16 new stores, 10 of which are planned to open in the first half of the fiscal year. While sales comparisons are expected to improve in the first half of the year, the Company anticipates having greater difficulty leveraging expenses due to the cost savings realized in fiscal year 2009. The Company expects to produce cash flows from operations in excess of its capital expenditure requirements on an annual basis.

Results of Operations

The following table sets forth the statements of operations data of Whole Foods Market expressed as a percentage of total sales for the fiscal years indicated:

	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.7	66.0	65.2
Gross profit	34.3	34.0	34.8
Direct store expenses	26.7	26.5	26.0
General and administrative expenses	3.0	3.4	3.3
Pre-opening expenses	0.6	0.7	0.9
Relocation, store closure and lease termination costs	0.4	0.5	0.2
Operating income	3.5	3.0	4.5
Interest expense	(0.5)	(0.5)	(0.1)
Investment and other income	—	0.1	0.2
Income before income taxes	3.1	2.6	4.6
Provision for income taxes	1.3	1.2	1.8
Net income	1.8	1.4	2.8
Preferred stock dividends	0.3	—	—
Income available to common shareholders	1.5%	1.4%	2.8%

Figures may not sum due to rounding.

Sales

Sales totaled approximately $8.03 billion, $7.95 billion and $6.59 billion in fiscal years 2009, 2008 and 2007, respectively, representing increases of 1.0%, 20.7% and 17.6% over the previous fiscal years, respectively. Adjusted to reflect a 52-week period in fiscal year 2007, sales in fiscal years 2008 and 2007 increased 23.6% and 15.3% over the prior fiscal years, respectively. Sales for all fiscal years shown reflect increases due to new stores opened and acquired. Comparable store sales decreased approximately 3.1% in fiscal year 2009 and increased approximately 4.9% and 7.1% in fiscal years 2008 and 2007, respectively. As of September 27, 2009, there were 274 locations in the comparable store base. The number of stores open or acquired 52-weeks or less equaled 15, 20 and 102 at the end of fiscal years 2009, 2008 and 2007, respectively. The sales increase contributed by stores open or acquired within 52-weeks or less totaled approximately $234.8 million, $236.1 million, and $421.8 million for fiscal years 2009, 2008 and 2007, respectively. Identical store sales decreased 4.3% in fiscal year 2009 and increased 3.6% and 5.8% in fiscal years 2008 and 2007, respectively. Identical store sales in fiscal years 2009, 2008 and 2007 exclude from the comparable calculation twelve, seven and six store relocations, respectively, and three remodels with major expansions during portions of each year.

Gross Profit

Gross profit totaled approximately $2.75 billion, $2.71 billion and $2.30 billion in fiscal years 2009, 2008 and 2007, respectively. Gross profit as a percentage of sales was 34.3%, 34.0% and 34.8% in fiscal years 2009, 2008 and 2007, respectively. Net LIFO inventory reserves were reduced by approximately $5.6 million in fiscal year 2009 due to net deflation in product costs compared to net reserve increases of approximately $12.7 million and $6.9 million in fiscal years 2008 and 2007, respectively. During fiscal year 2009, the Company realized lower cost of goods sold as a result of better purchasing and distribution disciplines as well as improved store-level execution, particularly in terms of shrink control and inventory management. Year over year, these improvements more than offset higher occupancy costs as a percentage of sales. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance, and property insurance. Additionally, we made strategic and targeted price investments by taking advantage of lower costs in certain areas, such as produce, to pass through great values to our customers. In other areas, for example in cheese and packaged nuts, we implemented new national programs to drive better values for customers without sacrificing gross margin. Factors contributing to the decrease in gross profit as a percentage of sales in fiscal year 2008 compared to the prior fiscal year include the impact of Wild Oats, higher utility costs and property taxes as a percentage of sales and product cost increases greater than the Company’s increases in average retail prices. To the extent changes in costs are not reflected in changes in retail prices or changes in retail prices are delayed, our gross profit will be affected. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including seasonality, competition, inflation or deflation. Relative to existing stores, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses

Direct store expenses totaled approximately $2.15 billion, $2.11 billion and $1.71 billion in fiscal years 2009, 2008 and 2007, respectively. Direct store expenses as a percentage of sales was approximately 26.7%, 26.5% and 26.0% in fiscal years 2009, 2008 and 2007, respectively. Increased direct store expenses as a percentage of sales in fiscal years 2009 and 2008 reflect higher depreciation and health care costs as a percentage of sales. Direct store expenses as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and Administrative Expenses

General and administrative expenses totaled approximately $243.7 million, $270.4 million and $217.7 million in fiscal years 2009, 2008 and 2007, respectively. General and administrative expenses as a percentage of sales were 3.0%, 3.4% and 3.3% in fiscal years 2009, 2008 and 2007, respectively. The decrease in general and administrative expenses in fiscal year 2009 was primarily due to cost-containment measures implemented at the Company’s global and regional offices beginning in the fourth quarter of fiscal year 2008. General and administrative expenses for fiscal years 2009 and 2008 include FTC-related legal costs totaling approximately $14.7 million and $2.5 million, respectively.

Pre-opening Expenses

Pre-opening expenses include rent expense incurred during construction of new stores and other costs related to new store openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is generally incurred approximately thirteen months prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 30 days prior to a new store opening. The Company opened 15, 20 and 21 new store locations during fiscal years 2009, 2008 and 2007, respectively. Pre-opening expenses totaled approximately $49.2 million, $55.6 million and $59.3 million in fiscal years 2009, 2008 and 2007, respectively. Pre-opening expenses as a percentage of sales were 0.6%, 0.7% and 0.9% in fiscal years 2009, 2008 and 2007, respectively.

Relocation, Store Closure and Lease Termination Costs

Relocation costs consist of moving costs, estimated remaining lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with replaced facilities. Store closure costs consist of estimated remaining net lease payments, accelerated depreciation costs, related asset impairment, and other costs associated with closed facilities. Lease termination costs consist of estimated remaining net lease payments for terminated leases and idle properties and associated asset impairments. The Company relocated or closed 6, 21 and 5 store locations during fiscal years 2009, 2008 and 2007, respectively. Relocation, store closure and lease termination costs totaled approximately $31.2 million, $36.5 million and $10.9 million in fiscal years 2009, 2008 and 2007, respectively. Relocation, store closure and lease termination costs as a percentage of sales were 0.4%, 0.5% and 0.2% in fiscal years 2009, 2008 and 2007, respectively. Relocation, store closure and lease termination costs for fiscal years 2009 and 2008 include charges totaling approximately $9.5 million and $14.7 million, respectively, to increase store closure reserves for increased estimated net lease obligations for closed stores and approximately $4.4 million and $5.5 million, respectively, in costs related to lease modifications or terminations for stores previously in development. The Company also recorded a charge totaling approximately $4.8 million in fiscal year 2009 to adjust the carrying value of leases and fixed assets to fair value relating to the potential sale of certain operating locations as part of the FTC settlement agreement.

Interest Expense

Interest expense, net of amounts capitalized, was approximately $36.9 million, $36.4 million and $4.2 million in fiscal years 2009, 2008 and 2007, respectively. Net interest expense in fiscal years 2009 and 2008 includes interest expense on the $700 million term loan we entered into on August 28, 2007 to finance the acquisition of Wild Oats Markets. The Company had no amounts outstanding and $195 million outstanding on its revolving line of credit at September 27, 2009 and September 28, 2008, respectively.

Investment and Other Income

Investment and other income includes investment gains and losses, interest income, rental income and other income totaling approximately $3.4 million, $6.7 million and $11.3 million in fiscal years 2009, 2008 and 2007, respectively. The decreases in investment and other income in fiscal years 2009 and 2008 primarily resulted from lower average short-term return rates on investments and lower average investment balances in fiscal year 2008.

Income Taxes

Income taxes resulted in an effective tax rate of approximately 41.5%, 44.5% and 40.0% in fiscal years 2009, 2008 and 2007, respectively. The increase in our effective tax rate for fiscal year 2008 resulted primarily from the repatriation of cash from the Company’s Canadian subsidiary.

Share-Based Payments

Share-based payment expense before income taxes recognized during fiscal years 2009, 2008 and 2007 was approximately $12.8 million, $10.5 million and $13.2 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2009	2008	2007
Cost of goods sold and occupancy costs	$439	$233	$475
Direct store expenses	7,152	5,300	7,093
General and administrative expenses	5,204	4,972	5,607
Share-based payment expense before income taxes	12,795	10,505	13,175
Income tax benefit	(5,222)	(4,815)	(4,114)
Net share-based payment expense	$7,573	$5,690	$9,061

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

Liquidity and Capital Resources

The Company had cash and cash equivalents totaling approximately $430.1 million and $30.5 million and restricted cash totaling approximately $71.0 million and $0.6 million at September 27, 2009 and September 28, 2008, respectively. The increase in restricted cash at September 27, 2009 primarily relates to cash invested as collateral to support a portion of our projected workers’ compensation obligations that were previously collateralized by an outstanding letter of credit.

We generated cash flows from operating activities of approximately $587.7 million, $335.0 million and $391.5 million in fiscal years 2009, 2008 and 2007, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities was approximately $386.3 million, $372.7 million and $890.4 million for fiscal years 2009, 2008 and 2007, respectively. For fiscal year 2007, net cash used in investing activities includes approximately $596.2 million paid for the purchase of Wild Oats. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal years 2009, 2008 and 2007 totaled approximately $314.6 million, $529.5 million and $524.5 million, respectively, of which approximately $248.0 million, $357.5 million and $388.8 million, respectively, was for new store development and approximately $66.6 million, $172.0 million and $135.8 million, respectively, was for remodels and other property, plant and equipment expenditures. For fiscal year 2010, the Company expects capital expenditures to be in the range of approximately $350 million to $400 million.

The following table provides information about the Company’s store development activities:

			Properties	Total
	Stores Opened	Stores Opened	Tendered	Leases Signed
	During Fiscal	During Fiscal	as of	as of
	Year 2008	Year 2009	November 4, 2009	November 4, 2009(1)
Number of stores (including relocations)	20	15	18	53
Number of relocations	6	6	1	8
Number of lease acquisitions, ground leases and owned properties	4	4	4	4
New areas	3	1	4	7
Average store size (gross square feet)	53,000	53,500	43,500	44,800
Total square footage	1,060,700	801,800	783,800	2,409,700
Average tender period in months	9.7	12.6
Average pre-opening expense per store	$2.5 million	$3.0 million
Average pre-opening rent per store	$1.1 million	$1.3 million

(1) Includes leased properties tendered

The following table provides information about the Company’s historical store growth:

	2009	2008	2007
Stores at beginning of fiscal year	275	276	186
Stores opened	15	20	21
Acquired stores	—	—	109
Divested stores	—	—	(35)
Relocations and closures	(6)	(21)	(5)
Stores at end of fiscal year	284	275	276
Remodels with major expansions(1)	2	1	2
Total gross square footage at end of fiscal year	10,566,000	9,895,000	9,312,000

(1) Defined as remodels with expansions of square footage greater than 20% completed during the fiscal year.

We are focused on the right sized store for each location and, since announcing in the third quarter of 2007 our intent to decrease the size of several leases in development, we have downsized 14 leases by an average of 12,000 square feet each. We also have terminated 16 leases for stores in development totaling approximately 846,000 square feet, or an average of 53,000 square feet per store. In addition, we are building out a smaller footprint (averaging 15,000 square feet each) at seven locations, two of which opened in fiscal year 2009. We currently operate 12 stores in excess of 65,000 gross square feet and have an additional five stores of that size in development, two of which are relocations.

The Company has opened three stores and closed one store in fiscal year 2010 as of November 4, 2009. The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal years 2010 through 2013 based on the Company’s current development pipeline. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

			Average		Ending
			New Store	Ending	Square
	Total		Square	Square	Footage
	Openings	Relocations	Footage	Footage(1)	Growth
Remaining fiscal year 2010 stores in development	13	—	44,600	11,216,100	6.2%
Fiscal year 2011 stores in development	17	4	39,600	11,772,300	5.0%
Fiscal year 2012 stores in development	15	2	46,900	12,426,600	5.6%
Fiscal year 2013 stores in development	8	2	53,200	12,781,200	2.9%
Total	53	8	44,800

(1)	Reflects openings and closures in fiscal year 2010 through November 4, 2009 and one expansion in development in fiscal year 2011.

Net cash provided by financing activities was approximately $199.5 million, $69.8 million and $494.1 million in fiscal years 2009, 2008 and 2007, respectively. Proceeds from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $4.3 million, $18.0 million and $54.4 million in fiscal years 2009, 2008 and 2007, respectively.

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan, which is secured by a pledge of substantially all of the stock in our subsidiaries, bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. The Company recorded approximately $3.4 million in debt origination fees for the term loan which are being amortized on a straight-line basis over the life of the loan. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. At September 27, 2009, we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit, which is secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 27, 2009, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 28, 2008 the Company had $195 million drawn under this agreement. During the first quarter of fiscal year 2009, the Company repaid all amounts outstanding and no amounts were drawn under this agreement at September 27, 2009. The amount available to the Company under the agreement was effectively reduced to $335.2 million and $75.9 million by outstanding letters of credit totaling approximately $14.8 million and $79.1 million at September 27, 2009 and September 28, 2008, respectively.

Interest paid during fiscal years 2009, 2008 and 2007 totaled approximately $43.7 million, $36.2 million and $4.6 million, respectively. The increase in interest paid in fiscal years 2009 and 2008 is due to interest costs associated with the $700 million term loan. Interest paid in fiscal year 2007 includes interest costs associated with the $700 million term loan agreement for the period from August 28, 2007 through September 30, 2007. The Company expects interest expense, net of investment and other income, to range from approximately $35 million to $40 million in fiscal year 2010.

The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $94.2 million was paid off during fiscal year 2007 and approximately $21.8 million, which included a related conversion premium totaling approximately $0.9 million, was paid off during fiscal year 2008. Approximately 250 Whole Foods Market zero coupon convertible subordinated debentures were converted at the option of the holders to approximately 6,000 shares of Company common stock during fiscal year 2008. We had outstanding convertible subordinated debentures which had a carrying amount of approximately $2.7 million at September 28, 2008. In fiscal year 2009, the Company redeemed all remaining debentures at a redemption price equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. Subsequent to the end of fiscal year 2009, on October 23, 2009 the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption in accordance with the terms governing such Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009 at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted by the holders thereof. On November 26, 2009 the holders converted all 425,000 outstanding shares of Series A Preferred Stock into approximately 29.7 million shares of common stock of the Company. During fiscal year 2009, the Company paid cash dividends on the Series A Preferred Stock totaling approximately $19.8 million.

The Company is committed under certain capital leases for rental of equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2010 to 2054.

The following table shows payments due by period on contractual obligations as of September 27, 2009 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Long term debt obligations	$700,000	$—	$700,000	$—	$—
Estimated interest on long term debt obligations	64,491	35,904	28,587	—	—
Capital lease obligations (including interest)	39,040	2,066	4,153	4,182	28,639
Operating lease obligations(1)	5,650,318	265,408	591,489	619,125	4,174,296
Total	$6,453,849	$303,378	$1,324,229	$623,307	$4,202,935

(1)Amounts exclude taxes, insurance and other related expenses.

At September 27, 2009, the company had gross unrecognized tax benefits totaling approximately $18.1 million including interest and penalties.  The Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by $0.5 million in the next 12 months.  These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Following is a summary of dividends declared on common shares in fiscal year 2008 (in thousands, except per share amounts):

Date of	Dividend per	Date of	Date of	Total
Declaration	Common Share	Record	Payment	Amount
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901
March 10, 2008	0.20	April 11, 2008	April 22, 2008	28,041
June 11, 2008	0.20	July 11, 2008	July 22, 2008	28,057

During the fourth quarter of fiscal year 2008, the Company’s Board of Directors suspended the quarterly cash dividend on common shares for the foreseeable future.

On July 31, 2008, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total authorization to $400 million through November 8, 2009. During fiscal year 2008, the Company retired approximately 4.5 million shares held in treasury that had been repurchased for a total of approximately $200 million. The Company’s remaining authorization under the stock repurchase program at September 27, 2009 was approximately $200 million. On November 8, 2009, the Company’s stock repurchase program expired in accordance with its terms.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in decreases in cash and cash equivalents totaling approximately $1.3 million and $1.6 million for fiscal years 2009 and 2008, respectively, reflecting the relative weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during these periods. For fiscal year 2007, the effect of exchange rate changes on cash resulted in an increase in cash and cash equivalents totaling approximately $2.5 million.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at September 27, 2009 consist of operating leases disclosed in the above contractual obligations table and the undrawn portion of our revolving credit facility discussed in Note 8 to the Consolidated Financial Statements, “Long-Term Debt,” in “Item 8. Financial Statements and Supplementary Data.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 93.6% and 94.0% of inventories at September 27, 2009 and September 28, 2008, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $27.1 million and $32.7 million at September 27, 2009 and September 28, 2008, respectively.  Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost was determined using the retail method and the item cost method for inventories in fiscal years 2009 and 2008. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our cost-to-retail ratios contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory mix, inventory spoilage and inventory shrink. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% difference in our cost-to-retail ratios at September 27, 2009, would have affected net income by approximately $3.3 million for fiscal year 2009.

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

During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees. The interest rate swap was designated as a cash flow hedge. The hedge effectiveness is measured by comparing the change in fair value of the hedge item with the change in fair value of the swap. The effective portion of the gain or loss of the hedge is recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income (loss).” Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded on the accompanying Consolidated Statements of Operations under the caption “Interest expense.”

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in interest rates underlying our interest rate swap would have affected the value of the swap by approximately $0.3 million at September 27, 2009.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance and self-insured liabilities at September 27, 2009, would have affected net income by approximately $5.0 million for fiscal year 2009.

Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining non-cancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 15 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our closed property reserves at September 27, 2009, would have affected net income by a maximum of approximately $4.0 million for fiscal year 2009. Reductions in reserves for closed properties established as part of the Wild Oats Markets acquisition will be applied against goodwill and will not impact earnings.

Share-Based Payments

The Company maintains several share-based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2009 Stock Incentive Plan, which was approved at our annual shareholders’ meeting on March 16, 2009 and replaces the Whole Foods Market 2007 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants.  Options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five or seven year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window.

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At our 2007 annual meeting, shareholders approved a new Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the share-based payment, “Safe Harbor” provisions, and therefore is non-compensatory. As a result, no future compensation expense will be recognized for our employee stock purchase plan. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The related share-based payment expense is recognized on a straight-line basis over the vesting period. The tax savings resulting from tax deductions in excess of expense reflected in the Company’s financial statements are reflected as a financing cash flow. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based payment expense and consequently, the related amounts recognized in the Consolidated Statements of Operations.

The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payment expense will not exceed 10%.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine share-based payment expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based payment expense that could be material.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our share-based payment expense would have affected net income by approximately $0.7 million for fiscal year 2009.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in “Item 8. Financial Statements and Supplementary Data” Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies.”

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

The Company holds money market fund investments that are classified as cash equivalents and restricted cash. These investments are short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. Interest rate fluctuations would affect the amount of interest income earned on these investments.  We had cash equivalent investments and restricted cash investments totaling approximately $439.0 million and $70.4 million at September 27, 2009, respectively.

We have outstanding a $700 million, five-year term loan agreement. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin or LIBOR plus an applicable margin, based on the Company’s Moody’s and S&P ratings. At September 27, 2009 and September 28, 2008, the loan bore interest based on LIBOR. We believe our term loans do not give rise to significant fair value risk because they are variable interest rate loans with revolving maturities which reflect market changes to interest rates and contain variable risk premiums based on the Company’s corporate ratings. During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding applicable margin and associated fees, to help manage our exposure to interest rate fluctuations.

We also have outstanding a $250 million revolving line of credit that extends to 2012. The credit agreement contained an accordion feature, which the company exercised during fiscal year 2008, to increase the revolving credit facility to $350 million. All outstanding amounts under this agreement bear interest at our option of the ABR plus an applicable margin or LIBOR plus an applicable margin, based on the Company’s Moody’s and S&P ratings. At September 27, 2009, no amounts were drawn. At September 28, 2008, $26 million was based on ABR and $169 million was based on LIBOR. We believe our line of credit borrowings do not give rise to significant fair value risk because these borrowings have revolving maturities and contain variable risk premiums based on the Company’s corporate credit ratings.

Additional term loan and line of credit information for September 27, 2009 and September 28, 2008 are as follows (in thousands):

	2009	2008
Term loan agreement:
Outstanding loan balance	$700,000	$700,000
Fair value of swap agreement (asset) liability	$20,588	$12,451
Variable interest rate, excluding applicable margin on non-swap portion of loan	0.253%	2.469%
Interest rate swap fixed interest rate, excluding applicable margin	4.718%	4.718%
Applicable margin — LIBOR, based on Moody’s and S&P ratings	1.750%	1.375%
Applicable margin — ABR, based on Moody’s and S&P ratings	0.750%	0.375%

Line of credit agreement:
Outstanding line of credit balance	$—	$195,000
Variable interest rate, excluding applicable margin	n/a	4.221%
Applicable margin — LIBOR, based on Moody’s and S&P ratings	1.875%	1.500%
Applicable margin — ABR, based on Moody’s and S&P ratings	0.875%	0.500%

During fiscal year 2009 and due to downgrades in our corporate credit rating by Moody’s and S&P, the margin applicable to our term loan increased to 0.75% and 1.75% on ABR borrowings and LIBOR borrowings, respectively. Additionally, the margin applicable to our revolving credit facility increased to 0.875% and 1.875% on ABR borrowings and LIBOR borrowings, respectively. These applicable margins are currently the maximum allowed under these agreements. Also, as a result of these downgrades and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan and revolving credit facility. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings.

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk. We own and operate six stores in Canada and five stores in the United Kingdom. Sales made from the Canadian and United Kingdom stores are made in exchange for Canadian dollars and Great Britain pounds, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

Item 8.      Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm	38
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	39
Consolidated Balance Sheets at September 27, 2009 and September 28, 2008	40
Consolidated Statements of Operations for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007	41
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007	42
Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007	43
Notes to Consolidated Financial Statements	44

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. as of September 27, 2009 and September 28, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 27, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 27, 2009 and September 28, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2008 the Company changed its method of accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whole Foods Market, Inc.’s internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Austin, Texas

November 27, 2009

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders

Whole Foods Market, Inc.

We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 27, 2009 and September 28, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 27, 2009 of Whole Foods Market, Inc. and our report dated November 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Austin, Texas

November 27, 2009

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 27, 2009 and September 28, 2008

Assets	2009	2008
Current assets:
Cash and cash equivalents	$430,130	$30,534
Restricted cash	71,023	617
Accounts receivable	104,731	115,424
Merchandise inventories	310,602	327,452
Prepaid expenses and other current assets	51,137	68,150
Deferred income taxes	87,757	80,429
Total current assets	1,055,380	622,606
Property and equipment, net of accumulated depreciation and amortization	1,897,853	1,900,117
Goodwill	658,254	659,559
Intangible assets, net of accumulated amortization	73,035	78,499
Deferred income taxes	91,000	109,002
Other assets	7,866	10,953
Total assets	$3,783,388	$3,380,736

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$389	$380
Accounts payable	189,597	183,134
Accrued payroll, bonus and other benefits due team members	207,983	196,233
Dividends payable	8,217	—
Other current liabilities	277,838	286,430
Total current liabilities	684,024	666,177
Long-term debt and capital lease obligations, less current installments	738,848	928,790
Deferred lease liabilities	250,326	199,635
Other long-term liabilities	69,262	80,110
Total liabilities	1,742,460	1,874,712

Series A redeemable preferred stock, $0.01 par value, 425 and no shares authorized, issued and outstanding in 2009 and 2008, respectively	413,052	—

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 140,542 and 140,286 shares issued and outstanding in 2009 and 2008, respectively	1,283,028	1,266,141
Accumulated other comprehensive income (loss)	(13,367)	422
Retained earnings	358,215	239,461
Total shareholders’ equity	1,627,876	1,506,024
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,783,388	$3,380,736

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

	2009	2008	2007
Sales	$8,031,620	$7,953,912	$6,591,773
Cost of goods sold and occupancy costs	5,277,310	5,247,207	4,295,170
Gross profit	2,754,310	2,706,705	2,296,603
Direct store expenses	2,145,809	2,107,940	1,711,229
General and administrative expenses	243,749	270,428	217,743
Pre-opening expenses	49,218	55,554	59,319
Relocation, store closure and lease termination costs	31,185	36,545	10,861
Operating income	284,349	236,238	297,451
Interest expense	(36,856)	(36,416)	(4,208)
Investment and other income	3,449	6,697	11,324
Income before income taxes	250,942	206,519	304,567
Provision for income taxes	104,138	91,995	121,827
Net income	146,804	114,524	182,740
Preferred stock dividends	28,050	—	—
Income available to common shareholders	$118,754	$114,524	$182,740

Basic earnings per share	$0.85	$0.82	$1.30
Weighted average shares outstanding	140,414	139,886	140,088

Diluted earnings per share	$0.85	$0.82	$1.29
Weighted average shares outstanding, diluted basis	140,414	140,011	141,836

Dividends declared per common share	$—	$0.60	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

				Accumulated
			Common	Other		Total
	Shares	Common	Stock in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Treasury	Income (Loss)	Earnings	Equity
Balances at September 24, 2006	139,607	$1,147,872	$(99,964)	$6,975	$349,260	$1,404,143
Net income	—	—	—	—	182,740	182,740
Foreign currency translation adjustments	—	—	—	8,824	—	8,824
Change in unrealized loss on investments, net of income taxes	—	—	—	(77)	—	(77)
Comprehensive income						191,487
Dividends ($0.87 per common share)	—	—	—	—	(121,802)	(121,802)
Issuance of common stock pursuant to team member stock plans	1,961	52,925	—	—	—	52,925
Purchase of treasury stock	(2,542)	—	(99,997)	—	—	(99,997)
Excess tax benefit related to exercise of team member stock options	—	13,187	—	—	—	13,187
Share-based payment expense	—	13,175	—	—	—	13,175
Conversion of subordinated debentures	214	5,686	—	—	—	5,686
Balances at September 30, 2007	139,240	1,232,845	(199,961)	15,722	410,198	1,458,804
Net income	—	—	—	—	114,524	114,524
Foreign currency translation adjustments	—	—	—	(7,714)	—	(7,714)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	—	2,302	—	2,302
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(9,888)	—	(9,888)
Comprehensive income						99,224
Dividends ($0.60 per common share)	—	—	—	—	(84,012)	(84,012)
Issuance of common stock pursuant to team member stock plans	1,040	17,206	—	—	—	17,206
Retirement of treasury stock	—	—	199,961	—	(199,961)	—
Excess tax benefit related to exercise of team member stock options	—	6,083	—	—	—	6,083
Share-based payment expense	—	10,505	—	—	—	10,505
Cumulative effect of new accounting standard adoption	—	—	—	—	(1,288)	(1,288)
Other	6	(498)	—	—	—	(498)
Balances at September 28, 2008	140,286	1,266,141	—	422	239,461	1,506,024
Net income	—	—	—	—	146,804	146,804
Foreign currency translation adjustments	—	—	—	(8,748)	—	(8,748)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	—	8,440	—	8,440
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	—	(13,481)	—	(13,481)
Comprehensive income						133,015
Redeemable preferred stock dividends	—	—	—	—	(28,050)	(28,050)
Issuance of common stock pursuant to team member stock plans	256	4,286	—	—	—	4,286
Excess tax benefit related to exercise of team member stock options	—	54	—	—	—	54
Share-based payment expense	—	12,795	—	—	—	12,795
Other	—	(248)	—	—	—	(248)
Balances at September 27, 2009	140,542	$1,283,028	$—	$(13,367)	$358,215	$1,627,876

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

	2009	2008	2007
Cash flows from operating activities
Net income	$146,804	$114,524	$182,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,695	249,213	186,390
Loss on disposition of fixed assets	3,012	3,754	4,038
Impairment of long-lived assets	24,508	9,195	1,616
Share-based payment expense	12,795	10,505	13,175
LIFO expense (benefit)	(5,598)	12,683	6,858
Deferred income tax expense (benefit)	14,076	(9,993)	(27,203)
Excess tax benefit related to exercise of team member stock options	(42)	(5,686)	(12,839)
Deferred lease liabilities	48,029	44,167	27,393
Other	2,800	(65)	(217)
Net change in current assets and liabilities:
Accounts receivable	10,408	(10,468)	(5,061)
Merchandise inventories	21,732	(52,630)	(50,486)
Prepaid expenses and other current assets	21,415	(27,833)	(4,603)
Accounts payable	6,527	(45,378)	41,598
Accrued payroll, bonus and other benefits due team members	11,985	14,413	1,747
Other current liabilities	14,696	14,350	17,825
Net change in other long-term liabilities	(12,121)	14,241	8,515
Net cash provided by operating activities	587,721	334,992	391,486
Cash flows from investing activities
Development costs of new locations	(247,999)	(357,520)	(388,759)
Other property and equipment expenditures	(66,616)	(171,952)	(135,772)
Acquisition of intangible assets	(1,604)	(1,630)	(25,002)
Purchase of available-for-sale securities	—	(194,316)	(277,283)
Sale of available-for-sale securities	—	194,316	475,625
Decrease (increase) in restricted cash	(70,406)	1,693	57,755
Payment for purchase of acquired entities, net of cash acquired	—	(5,480)	(596,236)
Proceeds received from divestiture, net	—	163,913	—
Other investing activities	342	(1,745)	(701)
Net cash used in investing activities	(386,283)	(372,721)	(890,373)
Cash flows from financing activities
Common stock dividends paid	—	(109,072)	(96,742)
Preferred stock dividends paid	(19,833)	—	—
Issuance of common stock	4,286	18,019	54,383
Purchase of treasury stock	—	—	(99,997)
Excess tax benefit related to exercise of team member stock options	42	5,686	12,839
Proceeds from issuance of redeemable preferred stock, net	413,052	—	—
Proceeds from long-term borrowings	123,000	317,000	717,000
Payments on long-term debt and capital lease obligations	(318,370)	(161,151)	(93,360)
Other financing activities	(2,722)	(652)	—
Net cash provided by financing activities	199,455	69,830	494,123
Effect of exchange rate changes on cash and cash equivalents	(1,297)	(1,567)	2,512
Net change in cash and cash equivalents	399,596	30,534	(2,252)
Cash and cash equivalents at beginning of year	30,534	—	2,252
Cash and cash equivalents at end of year	$430,130	$30,534	$—

Supplemental disclosures of cash flow information:
Interest paid	$43,685	$36,155	$4,561
Federal and state income taxes paid	$69,701	$118,366	$152,626

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements

Fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007

(1) Description of Business

Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) own and operate the largest chain of natural and organic food supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a large and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 29 years. We opened our first store in Texas in 1980 and, as of September 27, 2009 we have expanded our operations both by opening new stores and acquiring existing stores from third parties to 284 stores: 273 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom.

(2) Summary of Significant Accounting Policies

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2009 and 2008 were 52-week years and fiscal year 2007 was a 53-week year.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant majority-owned subsidiaries are consolidated on a line-by-line basis, and all significant intercompany accounts and transactions are eliminated upon consolidation.

Adoption of the FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2009-01 (“ASU No. 2009-01”), “Topic 105 — Generally Accepted Accounting Principles,” which amends the ASC for the issuance of Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 includes SFAS No. 168 in its entirety and establishes the ASC as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the FASB ASC for fiscal year ended September 27, 2009. The adoption had no impact on our financial statements. All references to authoritative guidance have been updated to cite relevant ASC Topics, as applicable.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

Restricted cash primarily relates to cash held as collateral to support a portion of our projected workers’ compensation obligations.

Inventories

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 93.6% and 94.0% of inventories in fiscal years 2009 and 2008, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $27.1 million and $32.7 million at September 27, 2009 and September 28, 2008, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method.

Cost was determined using the retail method and the item cost method for inventories in fiscal years 2009 and 2008. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting.

Our largest supplier, United Natural Foods, Inc., accounted for approximately 28%, 32%, and 24% of our total purchases in fiscal years 2009, 2008 and 2007, respectively.

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

Operating Leases

The Company leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space for construction and other purposes. We record tenant improvement allowances and rent holidays as deferred rent liabilities and amortize the deferred rent over the terms of the lease to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached as defined by the lease.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually at the beginning of the Company’s fourth fiscal quarter, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing. We compare our fair value, which is determined utilizing both a market value method and discounted projected future cash flows, to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates.

Intangible Assets

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, liquor licenses, license agreements, non-competition agreements and debt issuance costs. Indefinite-lived intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. We amortize definite-lived intangible assets on a straight-line basis over the life of the related agreement. Currently the weighted average life of contract-based intangible assets and for marketing-related and other identifiable intangible assets is approximately 16 years and 2 years, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company impairs assets related to an operating location, a charge to write down the related assets is included in the “Direct store expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets to their estimated recoverable value is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value, in accordance with the framework for measuring fair value in generally accepted accounting principles. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The provisions of ASC 820, “Fair Value Measurements and Disclosures,” are effective for the Company’s nonfinancial assets and liabilities beginning in the first quarter of fiscal year ended September 26, 2010.

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash that are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets. We had cash equivalent instruments and restricted cash investments totaling approximately $439.0 million and $70.4 million, respectively, at September 27, 2009.  The carrying amount of the Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings. Details on the fair value of the Company’s interest rate swap agreement are included in Note 9 to the consolidated financial statements, “Derivatives.”

The carrying amounts of trade and other accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value. The carrying amount of our five-year term loan and revolving line of credit approximates fair value because each has a variable interest rate which reflects market changes to interest rates and contains variable risk premiums based on the Company’s corporate ratings.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. Hedge effectiveness is measured by comparing the change in fair value of the hedged item with the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge is recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income (loss).” Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded on the Consolidated Statements of Operations under the caption “Interest expense.”

Effective January 19, 2009 the Company adopted amendments to FASB guidance on ASC 815, “Derivatives and Hedging,” that establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Insurance and Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company had insurance payables totaling approximately $86.9 million and $86.7 million at September 27, 2009 and September 28, 2008, respectively, included in the “Other current liabilities” line item on the Consolidated Balance Sheets.

Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from one to 16 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, distribution and food preparation costs, and shipping and handling costs. The Company receives various rebates from third party vendors in the form of quantity discounts and payments under cooperative advertising agreements. Quantity discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance, and property insurance.

Vendor Rebates and Allowances

The Company receives various rebates from third party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are calculated based on actual purchase volumes. Volume discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold.

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefits costs, supplies, depreciation, community marketing and other store-specific costs.

Advertising

Advertising and marketing expense for fiscal years 2009, 2008 and 2007 was approximately $32.9 million, $39.7 million, and $33.0 million, respectively. Advertising costs are charged to expense as incurred and are included in the “Direct store expenses” line item on the Consolidated Statements of Operations.

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits costs, occupancy and other related costs associated with corporate and regional administrative support services.

Pre-opening Expenses

Pre-opening expenses include rent expense incurred during construction of new stores and costs related to new store openings, including costs associated with hiring and training personnel, smallwares, supplies and other miscellaneous costs. Rent expense is generally incurred approximately thirteen months prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 30 days prior to a new store opening. Pre-opening costs are expensed as incurred.

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

Share-Based Payments

The Company maintains several share-based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2009 Stock Incentive Plan, which was approved at our annual shareholders’ meeting on March 16, 2009 and replaces the Whole Foods Market 2007 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five or seven year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window.

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At our 2007 annual meeting, shareholders approved a new Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the share-based payment, “Safe Harbor” provisions, and therefore is non-compensatory. As a result, no future compensation expense will be recognized for our employee stock purchase plan. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

The Company uses the Black-Scholes multiple option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term team members will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The related share-based payment expense is recognized on a straight-line basis over the vesting period. The tax savings resulting from tax deductions in excess of expense reflected in the Company’s financial statements are reflected as a financing cash flow. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based payment expense and consequently, the related amounts recognized in the Consolidated Statements of Operations.

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

In fiscal year 2008, the Company adopted amendments to ASC 740, “Income Taxes,” which clarify the accounting for uncertainty in tax positions recognized in the financial statements. Under these provisions, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The related amendments also provide guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures. See Note 11 to the consolidated financial statements, “Income Taxes,” for further discussion.

Treasury Stock

The Company maintains a stock repurchase program which expired subsequent to year end on November 8, 2009. Under this program, the Company may repurchase shares of the Company’s common stock on the open market that are held in treasury at cost. The subsequent retirement of treasury stock is recorded as a reduction in retained earnings at cost. The Company’s common stock has no par value.

Earnings per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the fiscal period. Net income available to common shareholders in fiscal year 2009 is calculated using the two-class method, which is an earnings allocation method for computing earnings per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The application of the two-class method is required since the Company’s redeemable preferred shares contain a participation feature. See further discussion in Note 12 to the consolidated financial statements, “Redeemable Preferred Stock.”

Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of convertible debt, dilutive options, and redeemable preferred stock.

Comprehensive Income

Comprehensive income consists of net income; unrealized gains and losses on marketable securities; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes. Comprehensive income is reflected in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. At September 27, 2009, accumulated other comprehensive income consisted of foreign currency translation adjustment losses of approximately $0.7 million and unrealized losses on cash flow hedge instruments of approximately $12.6 million. At September 28, 2008, accumulated other comprehensive income consisted of foreign currency translation adjustment gains of approximately $8.0 million and unrealized losses on cash flow hedge instruments of approximately $7.6 million.

Foreign Currency Translation

The Company’s Canadian and United Kingdom operations use their local currency as their functional currency. Beginning in fiscal year 2009, foreign currency transaction gains and losses related to Canadian intercompany operations are charged to net income in the period incurred. The Company recognized foreign currency expense totaling approximately $0.9 million in fiscal year 2009. Intercompany transaction gains and losses associated with our United Kingdom operations are excluded from the determination of net income since these transactions are considered long-term investments in nature. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Segment Information

The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. We currently have six stores in Canada and five stores in the United Kingdom. All of our remaining operations are domestic. The following is a summary of annual percentage sales and net long-lived assets by geographic area:

	2009	2008	2007
Sales:
United States	97.2%	96.5%	97.3%
Canada and United Kingdom	2.8%	3.5%	2.7%
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	96.5%	96.4%	95.1%
Canada and United Kingdom	3.5%	3.6%	4.9%
Total long-lived assets, net	100.0%	100.0%	100.0%

The following is a summary of annual percentage sales by product category:

	2009	2008	2007
Grocery	33.8%	33.2%	32.0%
Prepared foods	19.1%	19.3%	19.8%
Other perishables	47.1%	47.5%	48.3%
Total sales	100.0%	100.0%	100.0%

Figures may not sum due to rounding.

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

Reclassifications

Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation. Specifically we have reclassified the effect of the determination to retire treasury shares in fiscal year 2008 totaling approximately $200.0 million previously classified in “Common stock” to “Retained earnings” on the consolidated balance sheet as of September 28, 2008. The Company has determined that all or a portion of the excess of purchase price over par or stated value associated with the retirement of treasury shares is required to be charged to retained earnings in accordance with ASC 505-30, “Equity-Treasury Stock,” and has elected to charge the entire excess to retained earnings. The Company’s common stock has no par value. The Company has made a corresponding adjustment to its consolidated statements of shareholders’ equity and comprehensive income to reflect the reclassification. There was no impact on previously reported statements of operations, earning per share amounts, statements of cash flows or total shareholders’ equity as a result of this reclassification. Additionally, this reclassification does not impact compliance with any applicable debt covenants in the Company’s credit agreements.

Recent Accounting Pronouncements

In December 2007, the FASB issued new guidance within ASC 805, “Business Combinations,” which replaces previous guidance in this Topic and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. The new provisions establish principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired, and also provide for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional amendments address the recognition and initial measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired as part of a business combination. The newly issued guidance is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for the Company’s fiscal year ending September 26, 2010. We will evaluate the impact, if any, that the adoption of these provisions could have on our consolidated financial statements.

In December 2007, the FASB issued amendments to ASC 810, “Consolidation.” These provisions establish accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries, and clarify that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. Additionally, these amendments serve to improve the consistency of guidance in ASC Topics 810 and 805. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and is applied prospectively, except for presentation and disclosure requirements, which will apply retrospectively. These provisions are effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of these provisions will have on our consolidated financial statements.

In April 2008, the FASB issued amendments to ASC 350, “Intangibles — Goodwill and Other.” These provisions amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the determination of the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The amended guidance is effective for fiscal years beginning after December 15, 2008. These provisions are effective for the Company’s fiscal year ending September 26, 2010. We will evaluate the impact, if any, that the adoption of these provisions could have on our consolidated financial statements.

In May 2008, the FASB issued amendments to ASC 470, “Debt,” which clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) were not addressed by previously existing guidance and specifies that such users should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amended guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. These provisions are effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of these provisions will have on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99.” The amended guidance represents technical changes to ASC 480, “Distinguishing Liabilities from Equity,” to reflect SEC staff pronouncements on EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” The guidance provided in ASU No. 2009-04 is effective for the first reporting period, including interim periods, beginning after issuance. ASU No. 2009-04 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of ASU No. 2009-04 will have on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC 820, “Fair Value Measurements and Disclosures.” ASU No. 2009-05 provides clarification for the valuation techniques available when valuing a liability when a quoted price for an identical liability is not available, and clarifies that no adjustment is necessary related to the existence of restrictions that prevent the transfer of the liability. The amendments in this update require the use of valuation techniques that use the quoted price of an identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets. The guidance provided in ASU No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance on August 26, 2009. ASU No. 2009-05 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of ASU No. 2009-05 will have on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-08, “Earnings per Share — Amendments to Sections 260-10-S99.” The amended guidance represents technical changes to ASC 260, “Earnings per Share,” to reflect SEC staff pronouncements on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The update consisted principally of formatting changes and removing out-of-date guidance. The provisions of ASU No. 2009-08 are effective for the first reporting period, including interim periods, beginning after issuance. ASU No. 2009-08 is effective for the Company’s first quarter of fiscal year ending September 26, 2010. We are currently evaluating the impact, if any, that the adoption of ASU No. 2009-08 will have on our consolidated financial statements.

(3) Business Combination

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”) in a cash tender offer of $18.50 per share, or approximately $565 million plus the assumption of approximately $148 million in existing debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas and Capers Community Market in British Columbia. To fund the transaction, we entered into a five-year $700 million senior term loan agreement. We also signed a new five-year $250 million revolving credit agreement that was increased to $350 million during the third quarter of fiscal year 2008, which replaced our existing $200 million revolver. Wild Oats results of operations are included in our consolidated financial statements for the period beginning August 28, 2007 through September 27, 2009. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, CA to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer for approximately $165 million. This sale was completed effective September 30, 2007. During fiscal year 2008, the Company finalized the sale price, which effectively reduced total proceeds by approximately $1.1 million. Regarding the other 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed 21 stores, and currently intends to close one additional store and relocate an additional store as an existing Whole Foods Market site in development opens in fiscal year 2011.

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

The acquisition was accounted for under the purchase method of accounting with Whole Foods Market treated as the acquiring entity. Accordingly, the consideration paid by Whole Foods Market to complete the acquisition has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including purchase price adjustments since the purchase price allocation as previously disclosed as of September 28, 2008 (in thousands):

	Purchase Price	Purchase	Purchase Price
	Allocation	Price	Allocation
	September 28, 2008	Adjustments	September 27, 2009
Current assets	$52,039	$—	$52,039
Property and equipment	64,471	—	64,471
Goodwill	546,066	(1,305)	544,761
Intangible assets	33,353	—	33,353
Deferred income taxes	71,886	437	72,323
Other assets	339	—	339
Assets held for sale	171,115	—	171,115
Total assets acquired	939,269	(868)	938,401
Current liabilities	142,999	—	142,999
Long-term debt	134,126	—	134,126
Other liabilities	53,224	(868)	52,356
Liabilities held for sale	7,202	—	7,202
Total liabilities assumed	337,551	(868)	336,683
Net assets acquired	$601,718	$—	$601,718

The purchase price allocation was substantially completed during fiscal year 2008, with the exception of an additional reserve of approximately $2.4 million related to income tax uncertainties and the reduction of certain restructuring reserves of approximately $3.7 million.

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

In connection with the acquisition, the Company recognized liabilities totaling approximately $8.4 million for estimated costs associated with plans to involuntarily terminate certain team members of Wild Oats, contract termination fees and other legal reserves totaling approximately $11.4 million, and estimated costs to close certain store locations totaling approximately $61.3 million. As of September 27, 2009, all team member termination liabilities have been distributed and contract termination fees and other legal reserves were $6.3 million as a result of adjustments and payments made since acquisition. Store closure reserves are discussed further in Note 7 to the consolidated financial statements, “Reserves for Closed Properties.”

The Company assumed debt totaling approximately $148 million in the acquisition consisting primarily of convertible subordinated debentures and capital lease obligations. The estimated fair value of the debt assumed by the Company was approximately $134 million. Excluding capital lease obligations, all debt assumed as part of the Wild Oats acquisition was fully repaid during fiscal year 2008.  Debt is discussed further in Note 8 to the consolidated financial statements, “Long-Term Debt.”

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

Unaudited Pro Forma Financial Information

The following pro forma financial information for fiscal year 2007 presents the combined historical results of the operations of Whole Foods Market and Wild Oats as if the Wild Oats acquisition and the sale of the Henry’s and Sun Harvest stores had occurred at the beginning of fiscal year 2007. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company’s preliminary estimates of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition. These adjustments are subject to change as the initial estimates are refined over time.

Due to differences in accounting calendars, the pro forma results of operations for fiscal year ended 2007 combines the 53-weeks ended September 30, 2007 for Whole Foods Market with the 52-weeks ended September 30, 2007 for Wild Oats. The Wild Oats pro forma results of operations include approximately 47 weeks of Wild Oats results and approximately five weeks of actual results beginning August 25, 2007 which are included in Company’s Consolidated Statements of Operations. Pro forma results of operations were as follows (in thousands):

2007
Sales	$7,295,384
Net income	142,788
Earnings per share:
Basic	$1.02
Diluted	$1.01
Weighted average shares outstanding:
Basic	140,088
Diluted	141,836

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

(4) FTC Settlement Agreement

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

On March 6, 2009, the Company reached a settlement agreement with the FTC. Pursuant to FTC protocol, the settlement agreement was placed on public record for a 30-day comment period which ended April 6, 2009. The Company received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009:  leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture period has been extended by the FTC until March 8, 2010 for six operating and two non-operating former Wild Oats stores as well as Wild Oats trademarks and other intellectual property associated with the Wild Oats stores for which good faith offers that have been received but not finalized. The divestiture period for those eight stores may be extended further only to allow the FTC to approve any previously submitted purchase agreements. The seven remaining operating stores may be retained by the Company without further obligation to attempt to divest.

Subsequent to the FTC’s approval of the final consent order, the Company recorded adjustments totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at September 27, 2009 was approximately $0.1 million. The Company has determined that these locations do not meet the conditions for reporting their results in discontinued operations. Cash expenses relating to legal and trustee fees are not expected to be material. No additional material charges are expected related to the potential sale of the six operating stores, the two non-operating properties for which a lease liability reserve is already recorded, or the trademarks which have been fully amortized.

During fiscal years 2009 and 2008, the Company incurred approximately $14.7 million and $2.5 million, respectively, in legal costs related to the FTC lawsuit which are included on the accompanying Consolidated Statements of Operations under the caption “General and administrative expenses.”

(5) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2009	2008
Land	$48,928	$51,436
Buildings and leasehold improvements	1,687,103	1,463,907
Capitalized real estate leases	24,874	24,874
Fixtures and equipment	1,187,195	1,157,086
Construction in progress and equipment not yet in service	130,068	197,026
	3,078,168	2,894,329
Less accumulated depreciation and amortization	(1,180,315)	(994,212)
	$1,897,853	$1,900,117

Depreciation and amortization expense related to property and equipment totaled approximately $255.3 million, $233.5 million, and $181.9 million for fiscal years 2009, 2008 and 2007, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $9.6 million and $16.5 million at September 27, 2009 and September 28, 2008, respectively. Property and equipment includes approximately $5.2 million, $6.0 million and $0.9 million of interest capitalized during fiscal years 2009, 2008 and 2007, respectively. Development costs of new locations totaled approximately $248.0 million, $357.5 million, and $388.8 million in fiscal years 2009, 2008 and 2007, respectively. As of November 4, 2009, we had signed leases for 53 stores under development. Construction accruals related to development sites, remodels, and expansions were included in the “Other current liabilities” line item on the Consolidated Balance Sheets and totaled approximately $35.2 million and $55.6 million at September 27, 2009 and September 28, 2008, respectively. Additionally, the Company also held approximately $4.8 million, net of accumulated depreciation, related to certain land and buildings held for sale as of September 27, 2009 in the “Prepaid expenses and other current assets” line item on the Consolidated Balance Sheets.

Fixed asset impairment charges were included in the following line items on the Consolidated Statements of Operations for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007 (in thousands):

	2009	2008	2007
Direct store expenses	$14,514	$664	$—
Relocation, store closure and lease termination costs	8,807	7,703	1,616
Total impairment of fixed assets	$23,321	$8,367	$1,616

Total fixed asset impairment charges during fiscal year 2009 included approximately $4.4 million related to locations included in the FTC settlement. The FTC settlement is discussed further in Note 4 to the consolidated financial statements, “FTC Settlement Agreement.”

(6) Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually at the beginning of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2009, events or changes in circumstances occurred that indicated a reduction in the fair value of our reporting unit below its carrying value, could have occurred, including declines in our comparable store sales and market capitalization and downgrades to our corporate credit ratings. Accordingly, the Company performed an interim evaluation of goodwill for impairment as of January 18, 2009 in addition to our annual evaluation. There were no impairments of goodwill during fiscal years 2009, 2008 or 2007. During fiscal year 2009 the Company recorded goodwill adjustments of approximately $1.3 million that relate primarily to certain restructuring reserves and certain tax liabilities. During fiscal year 2007, we acquired goodwill totaling approximately $546.0 million in connection with the acquisition of Wild Oats, including purchase price adjustments during fiscal year 2008.

Indefinite-lived intangible assets are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During fiscal year 2009 we impaired $0.4 million consisting of liquor licenses related to locations included in the FTC settlement. There were no impairments of indefinite-lived intangible assets during fiscal year 2008 or 2007.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $1.6 million and $1.7 million during fiscal years 2009 and 2008, respectively, consisting primarily of acquired leasehold rights. The Company recorded impairment charges totaling approximately $0.8 million during fiscal year 2009 related to certain definite-lived intangible assets. Asset impairment charges of approximately $0.5 million were related to the FTC settlement and included in the “Relocation, store closure, and lease termination costs” line item, while approximately $0.3 million related to certain favorable lease assets was included in the “Direct store expenses” line item on the Consolidated Statements of Operations. During fiscal year 2008, impairment charges totaling approximately $0.8 million related to certain favorable lease assets were included in the “Direct store expenses” line item on the Consolidated Statements of Operations. There were no impairment charges to definite-lived intangible assets in fiscal year 2007. Amortization associated with intangible assets totaled approximately $7.9 million, $12.9 million, and $2.7 million during fiscal years 2009, 2008 and 2007, respectively.

The components of intangible assets were as follows (in thousands):

	2009		2008
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,566	$—	$1,966	$—
Definite-lived contract-based	96,515	(25,105)	95,424	(18,995)
Definite-lived marketing-related and other	225	(166)	8,319	(8,215)
	$98,306	$(25,271)	$105,709	$(27,210)

Amortization associated with the net carrying amount of intangible assets is estimated to be approximately $6.1 million in fiscal year 2010, $6.0 million in fiscal year 2011, $6.0 million in fiscal year 2012, $5.1 million in fiscal year 2013 and $5.0 million in fiscal year 2014.

(7) Reserves for Closed Properties

Following is a summary of store closure reserve activity during the fiscal years ended September 27, 2009 and September 28, 2008 (in thousands):

	2009	2008
Beginning balance	$69,269	$96,967
Additions	8,276	9,092
Usage	(17,841)	(22,045)
Adjustments	9,524	(14,745)
Ending Balance	$69,228	$69,269

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. During fiscal year 2009, the Company recorded reserves totaling approximately $2.7 million, related to five new closures. Adjustments to closed property reserves primarily relate to changes in existing economic conditions, subtenant income, actual exit costs differing from original estimates, or foreign currency translation adjustments. Adjustments are made for changes in estimates in the period in which the changes become known. During fiscal year 2009, the Company recognized charges of approximately $12.9 million related to increases in reserves primarily due to changes in certain subtenant income estimates related to the continued depression in the commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” During fiscal year 2008, the Company’s initial estimates of Wild Oats Markets store closure reserves were reduced by approximately $28.8 million as part of the final purchase price allocation. These purchase price adjustments related primarily to the completion of evaluations of the physical and market condition of acquired locations as of August 28, 2007, resulting in the Company’s decision to close seven additional Wild Oats store locations and adjustments to the fair values of certain assets and store closure reserves. Additionally, the Company recognized charges of approximately $14.1 million related to the increases in reserves due to the downturn in the real estate market and the economy in general, during the fourth quarter of fiscal year 2008.

(8) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

	2009	2008
Obligations under capital lease agreements, due in monthly installments through 2029	$18,649	$19,021
Convertible debentures, including accreted interest	—	2,698
Revolving line of credit	—	195,000
Cash flow hedge instrument	20,588	12,451
Term loan	700,000	700,000
Total long-term debt	739,237	929,170
Less current installments	389	380
Long-term debt, less current installments	$738,848	$928,790

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. The loan, which is secured by a pledge of substantially all of the stock in our subsidiaries, bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. The Company recorded approximately $3.4 million in debt origination fees for the term loan which are being amortized on a straight-line basis over the life of the loan. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. At September 27, 2009, we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit, which is secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 27, 2009, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating.

These applicable margins are currently the maximum allowed under these agreements. During the first quarter of fiscal year 2009, as a result of downgrades to our corporate credit ratings and as called for in the loan agreement, the participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. No further material restrictive covenants or limitations on additional indebtedness and payments have been imposed as a result of the downgrades to our corporate credit ratings. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At September 28, 2008 the Company had $195 million drawn under this agreement. During fiscal year 2009, the Company repaid all amounts outstanding and no amounts were drawn under this agreement at September 27, 2009. The amount available to the Company under the agreement was effectively reduced to $335.2 million and $75.9 million by outstanding letters of credit totaling approximately $14.8 million and $79.1 million at September 27, 2009 and September 28, 2008, respectively. This decrease in outstanding letters of credit relates to approximately $70.4 million of cash invested as collateral to support a portion of our workers’ compensation obligation that was previously held as a letter of credit.

A summary of applicable interest rates as of the end of fiscal years 2009 and 2008 follows:

	2009	2008
Term loan agreement:
Variable interest rate, excluding applicable margin on non-swap portion of loan	0.253%	2.469%
Interest rate swap fixed interest rate, excluding applicable margin	4.718%	4.718%
Applicable margin – LIBOR, based on Moody’s and S&P ratings	1.750%	1.375%
Applicable margin – ABR, based on Moody’s and S&P ratings	0.750%	0.375%
Line of credit agreement:
Variable interest rate, excluding applicable margin	n/a	4.221%
Applicable margin – LIBOR, based on Moody’s and S&P ratings	1.875%	1.500%
Applicable margin – ABR, based on Moody’s and S&P ratings	0.875%	0.500%
Commitment fee on undrawn amount	0.375%	0.275%

The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $94.2 million was paid off during fiscal year 2007 and approximately $21.8 million, which included a related conversion premium totaling approximately $0.9 million, was paid off during fiscal year 2008. Approximately 250 Whole Foods Market zero coupon convertible subordinated debentures were converted at the option of the holders to approximately 6,000 shares of Company common stock during fiscal year 2008. We had outstanding convertible subordinated debentures which had a carrying amount of approximately $2.7 million at September 28, 2008. In fiscal year 2009, the Company redeemed all remaining debentures at a redemption price equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2029. Capital leases totaling approximately $19.1 million were assumed with the acquisition of Wild Oats Markets.  Lease agreements are discussed further in Note 10 to the consolidated financial statements, “Leases.”

(9) Derivatives

During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. Hedge ineffectiveness was not material during fiscal year 2009 or 2008. The interest rate swap agreement does not contain a credit-risk-related contingent feature.

At September 27, 2009, the carrying amount of the Company’s interest rate swap totaled approximately $20.6 million and is included on the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. The Company had accumulated net derivative losses of approximately $12.6 million and $7.6 million, net of taxes, in accumulated other comprehensive income as of September 27, 2009 and September 28, 2008, respectively, related to this cash flow hedge. These losses are being recognized as an adjustment to interest expense over the same period in which the interest costs on the related debt are recognized. During fiscal years 2009 and 2008, the Company reclassified approximately $14.4 million and $4.1 million, respectively, from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations. The Company expects to reclass approximately $18.3 million from accumulated other comprehensive income to interest expense in the next twelve months.

(10) Leases

The Company is committed under certain capital leases for rental of equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2010 to 2054. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2009, 2008 and 2007 totaled approximately $281.9 million, $257.5 million and $201.0 million, respectively.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in thousands):

	Capital	Operating	Sublease
Fiscal year 2010	$2,066	$265,408	$6,481
Fiscal year 2011	2,066	287,365	5,802
Fiscal year 2012	2,087	304,124	5,395
Fiscal year 2013	2,084	308,214	4,840
Fiscal year 2014	2,098	310,911	4,015
Future fiscal years	28,639	4,174,296	12,692
	39,040	$5,650,318	$39,225
Less amounts representing interest	20,391
Net present value of capital lease obligations	18,649
Less current installments	389
Long-term capital lease obligations, less current installments	$18,260

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease.

During fiscal years 2009, 2008 and 2007, we paid contingent rentals totaling approximately $9.4 million, $10.8 million and $9.9 million, respectively. During fiscal year 2007, we recorded an asset retirement obligation associated with operating leases totaling approximately $825,000. No asset retirement obligations associated with operating leases were incurred during fiscal year 2009 or 2008. Sublease rental income totaled approximately $6.3 million, $5.4 million and $3.9 million during fiscal years 2009, 2008 and 2007, respectively. John Mackey and Glenda Chamberlain, executive officers of the Company, own approximately 51% and 2%, respectively, of BookPeople, Inc., a retailer of books and periodicals that is unaffiliated with the Company, which leases retail space in Austin, Texas from the Company. The lease is set to expire or become subject to its renewal clause in 2015. The lease provides for an aggregate annual minimum rent of approximately $0.5 million, $0.5 million, and $0.4 million which the Company received in rental income in fiscal years 2009, 2008 and 2007, respectively.

(11) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2009	2008	2007
Current federal income tax	$64,680	$62,835	$114,503
Current state income tax	23,974	22,906	34,138
Current foreign income tax	1,536	6,758	389
Total current tax	90,190	92,499	149,030
Deferred federal income tax	15,347	(1,086)	(17,014)
Deferred state income tax	(1,258)	(1,589)	(5,091)
Deferred foreign income tax	(141)	2,171	(5,098)
Total deferred tax	13,948	(504)	(27,203)
Total income tax expense	$104,138	$91,995	$121,827

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2009	2008	2007
Federal tax based on statutory rates	$87,780	$72,282	$106,599
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	967	—	(626)
Tax exempt interest	—	(112)	(1,010)
Share-based compensation	33	(181)	669
Deductible state income taxes	(7,951)	(7,461)	(10,167)
Tax rate differential relating to foreign operations	(3,058)	(4,953)	—
Other, net	2,256	2,174	2,024
Total federal taxes	80,027	61,749	97,489
State income taxes	22,717	21,317	29,047
Foreign income taxes	1,394	8,929	(4,709)
Total income tax expense	$104,138	$91,995	$121,827

Current income taxes payable as of September 27, 2009 totaled approximately $7.8 million. As of September 28, 2008 we had a current income taxes receivable totaling approximately $24.0 million. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2009	2008
Deferred tax assets:
Compensation-related costs	$68,675	$61,373
Insurance-related costs	29,968	29,908
Inventories	1,975	4,143
Lease and other termination accruals	28,416	26,932
Rent differential	78,120	61,917
Deferred taxes associated with unrecognized tax benefit	4,967	7,779
Cash flow hedge instrument	7,960	4,865
Net domestic and international operating loss carryforwards	5,223	5,223
Tax credit carryforwards	124	124
Gross deferred tax assets	225,428	202,264
Valuation allowance	(6,292)	(5,325)
	219,136	196,939
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(37,295)	(5,916)
Capitalized costs expensed for tax purposes	(2,898)	(472)
Other	(186)	(1,120)
	(40,379)	(7,508)
Net deferred tax asset	$178,757	$189,431

Deferred taxes for continuing operations have been classified on the consolidated balance sheets as follows (in thousands):

	2009	2008
Current assets	$87,757	$80,429
Noncurrent assets	91,000	109,002
Net deferred tax asset	$178,757	$189,431

At September 27, 2009, we had international operating loss carryforwards totaling approximately $18.6 million, all of which have an indefinite life. We have provided a valuation allowance totaling approximately $6.3 million for deferred tax assets associated with international operating loss carryforwards, federal credit carryforwards, and deferred tax assets associated with unrecognized tax benefits, for which management has determined it is more likely than not that the deferred tax asset will not be realized. During fiscal year 2009, the valuation allowance increased by approximately $1.0 million for deferred tax assets associated with unrecognized tax benefits. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

It is the Company’s intention to utilize earnings in foreign operations for an indefinite period of time, or to repatriate such earnings only when tax-efficient to do so. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

At September 27, 2009 the Company had unrecognized tax benefits totaling approximately $13.2 million (not including accrued interest and penalties). The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the two years ended September 27, 2009, is as follows (in thousands):

Balance at October 1, 2007	$16,087
Additions based on tax positions related to the current year	1,738
Additions for tax positions of prior years	3,870
Reductions for tax positions of prior years	(1,126)
Lapse of statute of limitations	(549)
Settlements	(108)
Balance at September 28, 2008	$19,912
Additions based on tax positions related to the current year	150
Additions for tax positions of prior years	3,422
Reductions for tax positions of prior years	(358)
Lapse of statute of limitations	(255)
Settlements	(9,673)
Balance at September 27, 2009	$13,198

The Company’s total gross unrecognized tax benefits are classified in the “Other long-term liabilities” line item on the Consolidated Balance Sheets.  If the Company were to prevail on all unrecognized tax benefits recorded at September 27, 2009, the total gross unrecognized tax benefit totaling approximately $13.2 million would benefit the Company’s effective tax rate if recognized. At September 28, 2008 approximately $16.4 million of the $19.9 million reserve would benefit the Company’s effective tax rate, if recognized. In addition, associated penalties and interest previously recognized would also benefit the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense.  During the fiscal year ended September 27, 2009, we recorded approximately $1.0 million in interest and penalties. We had accrued approximately $4.9 million and $6.9 million for the payment of interest and penalties at September 27, 2009 and September 28, 2008, respectively.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in Canada and the United Kingdom. The IRS is currently examining the Company’s federal tax returns for its fiscal years 2006 and 2005. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years before 2005 and is no longer subject to state and local income tax examinations for fiscal years before 2001.

Although timing of the resolution and/or closure of state income tax audits is highly uncertain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits in the next 12 months. As of September 27, 2009, the amount of unrecognized tax benefit which is reasonably possible to result in payment of cash within 12 months, including interest and penalties, is approximately $0.5 million.

(12) Redeemable Preferred Stock

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. On April 12, 2009, the Company amended and restated the Statement of Designations governing the Series A Preferred Stock. This amendment limited the participation feature, as described below, of the Series A 8% Redeemable, Convertible Exchangeable Preferred Stock and provided for the mandatory payment of cash dividends in respect to the Series A Preferred Stock. The amendment also restricted the Company’s ability to pay cash dividends on its common stock without the prior written consent of the holders representing at least a majority of the shares of Series A Preferred Stock then outstanding.

The Series A Preferred Stock was classified as temporary shareholders’ equity at September 27, 2009 since the shares were (i) redeemable at the option of the holder and (ii) had conditions for redemption which are not solely within the control of the Company. During fiscal year 2009, the Company paid cash dividends on the Series A Preferred Stock totaling approximately $19.8 million.

Subsequent to year end, on October 23, 2009, the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption in accordance with the terms governing the Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009 at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted by the holders thereof. On November 26, 2009 the holders converted all 425,000 outstanding shares of Series A Preferred Stock into approximately 29.7 million shares of common stock of the Company.

On December 2, 2008, the Company announced that two partners of Leonard Green & Partners, L.P., were elected to the Board pursuant to the terms governing the Series A Preferred Stock. These two directors will continue to serve on the Board after November 26, 2009, the conversion date. Additionally, so long as the Leonard Green affiliates continue to hold 10% or more of the voting stock of the Company, the Company is obligated to nominate for election to the Board two individuals designated by the affiliates of Leonard Green & Partners; provided however, that if the affiliates of Leonard Green & Partners continue to hold 7% or more of the voting stock of the Company but less than 10%, the Company is obligated to nominate for election to the Board one individuals designated by the affiliates of Leonard Green & Partners.

Description of Series A Preferred Stock During Period Outstanding

Each share of Series A Preferred Stock had an initial liquidation preference of $1,000, subject to adjustment. Subject to limited exceptions, the outstanding shares could not be transferred outside of the initial investor group prior to the third anniversary of share issuance. The holders of the Series A Preferred Stock were entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash. Beginning three years after issuance, the dividend would be reduced to (i) 6% if at any time the Company’s common stock closes at or above $17.75 per share for at least 20 consecutive trading days, or (ii) 4% if at any time the Company’s common stock closes at or above $23.13 per share for at least 20 consecutive trading days. Also, in the event a cash dividend or other distribution in cash was declared on the Company’s common stock in an amount equal to or greater than the Company’s stock price on the date of declaration, the holders of the Series A Preferred Stock were entitled to receive an additional amount equal to the cash amount per share distributed or to be distributed in respect of the common stock. To the extent the Company failed to pay dividends on the Series A Preferred Stock in cash, an amount equal to 12% of the liquidation preference of each share of the Series A Preferred Stock would be added to the liquidation preference of such share of Series A Preferred Stock.

The Series A Preferred Stock was convertible, under certain circumstances, to common stock based on the quotient of (i) the liquidation preference plus accrued dividends and (ii) 1,000, multiplied by the conversion rate, initially 68.9655. The conversion rate was subject to change based on certain customary antidilution provisions. The Series A Preferred Stock was convertible at any time, at the election of the holders, provided that at no time could any holder of the preferred shares beneficially own more than 19.99% of the Company’s voting securities as a result of such conversion. The Company reserved, and kept available out of its authorized and unissued common stock, such number of shares that would be issued upon conversion of all Series A Preferred Stock then outstanding. Shares converted to common stock could not be transferred outside of the initial investor group prior to the third anniversary of the initial Preferred Stock issuance except under certain circumstances, including in the event that the Series A Preferred Stock was called for redemption by the Company.

The Company had the option to exchange the Series A Preferred Stock for subordinated convertible notes having economic terms similar to the preferred stock under certain circumstances.

The Company had the right to redeem the Series A Preferred Stock, in whole or in part, at any time after December 2, 2013, at a premium of 4%, declining ratably in annual increments to par on December 2, 2016, multiplied by the liquidation preference plus accrued dividends. Additionally, at any time, the Company could, upon 30 days notice, redeem the Series A Preferred Stock at par plus accrued dividends if the common stock closed at or above $28.50 per share for at least 20 consecutive trading days. On the redemption date, the redemption payment would become due and payable and the dividends on the Series A Preferred Stock would cease to accrue.

The holders of the Series A Preferred Stock had the right to require the Company to redeem their shares of Series A Preferred Stock, in whole or in part, at 101% of the liquidation preference plus accrued dividends upon the occurrence of certain fundamental changes to the Company, including a change of control and certain bankruptcy events. In addition, the holders of the Series A Preferred Stock had the right to require the Company to redeem their shares of Series A Preferred Stock at par any time on or after December 2, 2020.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of the Series A Preferred Stock were entitled to receive for each share, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to shareholders of the Company, and after satisfaction of all liabilities and obligations to creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock, an amount equal to the greater of (i) the liquidation preference per share of Series A Preferred Stock plus accrued dividends and (ii) the per share amount of all cash and other property to be distributed in respect of the common stock such holder would have been entitled to had it converted such Series A Preferred Stock immediately prior to the date fixed for such liquidation, dissolution or winding up of the Company.

The holders of Series A Preferred Stock had the right to veto certain actions of the Company that might dilute, or alter the rights of, the Series A Preferred Stock. The Series A Preferred Stock voted together with the common stock on an as-converted basis, but no holder of Series A Preferred Stock could vote more than the equivalent of 19.99% of the Company’s voting securities.

The holders of the Series A Preferred Stock, voting as a separate class, were entitled to elect two members of the Board of Directors of the Company. Additionally, the holders of the Series A Preferred Stock were entitled to designate one member to each of the committees of the Board of Directors and to appoint directors for election to the Board of Directors once the ability to elect directors ceases, subject to applicable government restrictions. Representation on the Board of Directors of the Company would be reduced based on certain dilution percentages of the Company’s voting securities and would cease once the Series A Preferred Stock represented less than 7% of the Company’s voting securities.

(13) Shareholders’ Equity

Dividends per Common Share

Following is a summary of dividends declared per common share during fiscal year 2008 (in thousands, except per share amounts):

Date of	Dividend per	Date of	Date of	Total
Declaration	Common Share	Record	Payment	Amount
November 20, 2007	$0.20	January 11, 2008	January 22, 2008	$27,901
March 10, 2008	0.20	April 11, 2008	April 22, 2008	28,041
June 11, 2008	0.20	July 11, 2008	July 22, 2008	28,057

During the fourth quarter of fiscal year 2008, the Company’s Board of Directors suspended the quarterly cash dividend on common shares for the foreseeable future.

Treasury Stock

During fiscal year 2008, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total authorization to $400 million through November 8, 2009. During fiscal year 2008, the Company retired all shares held in treasury, totaling approximately $200 million. The Company’s remaining authorization under the stock repurchase program at September 27, 2009 was approximately $200 million. On November 8, 2009, the Company’s stock repurchase program expired and was not renewed.

(14) Comprehensive Income

Our comprehensive income was comprised of net income, unrealized losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments, and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	2009	2008
Net income	$146,804	$114,524
Foreign currency translation adjustment, net	(8,748)	(7,714)
Reclassification adjustments for amount included in net income, net	8,440	2,302
Unrealized loss on cash flow hedge instruments, net	(13,481)	(9,888)
Comprehensive income	$133,015	$99,224

At September 27, 2009, accumulated other comprehensive income consisted of foreign currency translation adjustment losses of approximately $0.7 million and unrealized losses on cash flow hedge instruments of approximately $12.6 million, net of related income tax effect of approximately $8.0 million.

(15) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period.

The computation of diluted earnings per share for fiscal year 2009 does not include options to purchase approximately 16.5 million shares of common stock or the conversion of Series A Preferred Stock to approximately 24.1 million shares of common stock due to their antidilutive effect. The computation of diluted earnings per share does not include approximately 70,000 shares of common stock related to the zero coupon convertible subordinated debentures at the end of fiscal year 2008 and options to purchase approximately 13.4 million and 10.6 million shares of common stock at the end of fiscal years 2008 and 2007, respectively, due to their antidilutive effect.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	2009	2008	2007
Income available to common shareholders (numerator for basic earnings per share)	$118,754	$114,524	$182,740
Interest on 5% zero coupon convertible subordinated debentures, net of income taxes	—	—	98
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$118,754	$114,524	$182,838

Weighted average common shares outstanding (denominator for basic earnings per share)	140,414	139,886	140,088
Potential common shares outstanding:
Assumed conversion of 5% zero coupon convertible subordinated debentures	—	—	116
Incremental shares from assumed exercise of stock options	—	125	1,632
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	140,414	140,011	141,836

Basic earnings per share	$0.85	$0.82	$1.30

Diluted earnings per share

$

0.85

$

0.82

$

1.29

(16) Share-Based Payments

Share-based payment expense before income taxes recognized during fiscal years 2009, 2008 and 2007 was approximately $12.8 million, $10.5 million and $13.2 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2009	2008	2007
Cost of goods sold and occupancy costs	$439	$233	$475
Direct store expenses	7,152	5,300	7,093
General and administrative expenses	5,204	4,972	5,607
Share-based payment expense before income taxes	12,795	10,505	13,175
Income tax benefit	(5,222)	(4,815)	(4,114)
Net share-based payment expense	$7,573	$5,690	$9,061

Stock Option Plan

We grant options to purchase common stock under our Whole Foods Market 2009 Stock Incentive Plan, which was approved at our annual shareholders’ meeting on March 16, 2009 and replaces the Whole Foods Market 2007 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date. Options granted expire five or seven years from the date of grant. The market value of the stock is determined as the closing stock price at the grant date. At September 27, 2009, September 28, 2008 and September 30, 2007 approximately 15.4 million, 4.5 million and 5.5 million shares of our common stock, respectively, were available for future stock option grants.

The following table summarizes option activity (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	Average	Aggregate
	of Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
Outstanding options at September 24, 2006	18,275	$48.82
Options granted	1,704	39.77
Options exercised	(1,879)	26.30
Options expired	(704)	60.64
Options forfeited	(185)	58.70
Outstanding options at September 30, 2007	17,211	$49.80
Options granted	2,249	27.59
Options exercised	(973)	15.73
Options expired	(842)	55.64
Options forfeited	(215)	43.18
Outstanding options at September 28, 2008	17,430	$48.64
Options granted	2,714	18.73
Options exercised	(62)	25.38
Options expired	(1,506)	39.46
Options forfeited	(259)	34.05
Outstanding options at September 27, 2009	18,317	$45.24	3.06	$30,531
Vested/expected to vest at September 27, 2009	17,817	$45.89	2.99	$26,882
Exercisable options at September 27, 2009	13,091	$52.52	2.33	$1,822

The weighted average fair values of options granted during fiscal years 2009, 2008 and 2007 were $7.75, $6.46, and $9.76, respectively. The aggregate intrinsic values of stock options at exercise, represented in the table above, was approximately $0.2 million during fiscal year 2009 and $20.9 million during fiscal year 2008. As of the end of fiscal years 2009 and 2008, there was approximately $34.3 million and $29.8 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 4.7 million and 3.6 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

A summary of options outstanding and exercisable at September 27, 2009 follows (share amounts in thousands):

		Options Outstanding			Options Exercisable
			Weighted Average	Weighted		Weighted
Range of Exercise Prices		Number	Remaining	Average	Number	Average
From	To	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$11.12	$18.90	2,678	6.58	$18.69	3	$18.08
21.62	27.82	3,167	2.50	27.65	1,658	27.69
28.03	51.83	3,677	2.05	39.63	2,920	39.71
54.17	60.74	3,555	2.59	54.23	3,555	54.23
66.81	73.14	5,240	2.65	67.28	4,955	67.18
Total		18,317	3.06	$45.24	13,091	$52.52

Share-based payment expense related to vesting stock options recognized during fiscal years 2009, 2008 and 2007 totaled approximately $13.3 million, $10.5 million, and $8.1 million, respectively.

During fiscal years 2009 and 2007, to adjust for actual experience, the Company recognized a credit adjustment of approximately $0.5 million and an additional charge of $4.4 million, respectively, to share-based payment expense related to the option acceleration that took place in fiscal year 2005. No adjustment related to the acceleration was recorded in fiscal year 2008.

The Company also recognized share-based payment expense totaling approximately $0.2 million, and $0.3 million for modifications of terms of certain stock option grants and other compensation during fiscal years 2008 and 2007, respectively. There were no modifications of terms in fiscal year 2009.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected dividend yield	0.00%	2.90%	1.80%
Risk-free interest rate	1.56%	2.32%	4.75%
Expected volatility	52.31%	36.73%	31.22%
Expected life, in years	3.97	3.38	3.29

Risk-free interest rate is based on the U.S. treasury yield curve on the date of the grant for the time period equal to the expected term of the grant. Expected volatility is calculated using a ratio of implied volatility based on comparable Long-Term Equity Anticipation Securities (“LEAPS”) and four-year historical volatility. The Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five or seven years. Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised half-way between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

In addition to the above valuation assumptions, the Company estimates an annual forfeiture rate for unvested options and adjusts fair value expense accordingly. The company monitors actual forfeiture experience and adjusts the rate from time to time as necessary.

Team Member Stock Purchase Plan

Our Company offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase our common stock through payroll deductions. At our 2007 annual meeting, shareholders approved a new Team Member Stock Purchase Plan (“TMSPP”) which became effective on April 1, 2007. The TMSPP replaces all previous stock purchase plans and provides for a 5% discount on the shares purchase date market value which meets the share-based payment, “Safe Harbor” provisions, and therefore is non-compensatory. As a result, no future compensation expense will be recognized for our employee stock purchase plan. Under the previous plans, participating team members could elect to purchase unrestricted shares at 100% of market value or restricted shares at 85% of market value on the purchase date.

In fiscal year 2007, we recognized approximately $0.3 million of share-based payment expense related to team member stock purchase plan discounts. Under the TMSPP, we issued approximately 194,000, 68,000 and 83,000 shares in fiscal years 2009, 2008 and 2007, respectively.  At September 27, 2009, September 28, 2008 and September 30, 2007 approximately 502,000, 218,000, and 286,000 shares of our common stock, respectively, were available for future issuance.

(17) Team Member 401(k) Plan

Our Company offers a team member 401(k) plan to all team members with a minimum of 1,000 services hours in one year.  In fiscal years 2009, 2008 and 2007, the Company made a matching contribution to the plan of approximately $3.7 million, $3.0 million, and $2.3 million, respectively, in cash.

(18) Quarterly Results (unaudited)

The Company’s first quarter consists of 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarters is 12 or 13 weeks. Fiscal years 2009 and 2008 are 52-week years with twelve weeks in the fourth quarter. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

During the third quarter of fiscal year 2009, the Company recorded store closure reserve adjustments totaling approximately $9.7 million related to changes in certain subtenant income estimated driven by the outlook for the commercial real estate market, which was included in “Relocation, store closure and lease termination costs.”

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

The following tables set forth selected quarterly unaudited consolidated statements of operations information for the fiscal years ended September 27, 2009 and September 28, 2008 (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2009
Sales	$2,466,503	$1,857,550	$1,878,338	$1,829,229
Cost of goods sold and occupancy costs	1,643,785	1,212,233	1,218,029	1,203,263
Gross profit	822,718	645,317	660,309	625,966
Direct store expenses	653,974	500,392	499,830	491,613
General and administrative expenses	82,600	56,832	52,592	51,725
Pre-opening expenses	14,064	13,789	10,763	10,602
Relocation, store closure and lease termination costs	5,077	4,651	18,209	3,248
Operating income	67,003	69,653	78,915	68,778
Interest expense	(13,580)	(7,696)	(7,688)	(7,892)
Investment and other income (loss)	1,841	(639)	1,326	921
Income before income taxes	55,264	61,318	72,553	61,807
Provision for income taxes	22,935	26,060	29,746	25,397
Net income	32,329	35,258	42,807	36,410
Preferred stock dividends	4,533	7,934	7,839	7,744
Income available to common shareholders	$27,796	$27,324	$34,968	$28,666

Basic earnings per share	$0.20	$0.19	$0.25	$0.20
Diluted earnings per share	$0.20	$0.19	$0.25	$0.20
Dividends declared per common share	$—	$—	$—	$—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2008
Sales	$2,457,258	$1,866,493	$1,841,242	$1,788,919
Cost of goods sold and occupancy costs	1,630,706	1,215,089	1,208,495	1,192,917
Gross profit	826,552	651,404	632,747	596,002
Direct store expenses	644,375	496,903	490,188	476,474
General and administrative expenses	87,412	67,658	60,689	54,669
Pre-opening expenses	15,139	10,039	15,225	15,151
Relocation, store closure and lease termination costs	5,012	1,818	2,556	27,159
Operating income	74,614	74,986	64,089	22,549
Interest expense	(11,581)	(8,438)	(8,094)	(8,303)
Investment and other income	2,754	1,181	1,495	1,267
Income before income taxes	65,787	67,729	57,490	15,513
Provision for income taxes	26,644	27,769	23,571	14,011
Net income	39,143	39,960	33,919	1,502
Preferred stock dividends	—	—	—	—
Income available to common shareholders	$39,143	$39,960	$33,919	$1,502

Basic earnings per share	$0.28	$0.29	$0.24	$0.01
Diluted earnings per share	$0.28	$0.29	$0.24	$0.01
Dividends declared per common share	$0.20	$0.20	$0.20	$—

(19) Commitments and Contingencies

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 27, 2009.

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

(20) Subsequent Event

During fiscal year 2009, the Company adopted FASB guidance that establishes general standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued, including the required disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 27, 2009, the date the financial statements were issued.

As discussed in Note 12 to the consolidated financial statements, “Redeemable Preferred Stock,” on November 26, 2009 the holders of the Company’s Series A Preferred Stock converted all outstanding shares into approximately 29.7 million shares of Company common stock, bringing the total number of common shares outstanding to approximately 170.3 million shares.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 27, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report which is included in Part II, Item 8 of this Report on Form 10-K.

Item 9B.   Other Information.

The following disclosure would otherwise be filed in Form 8-K under “Item 3.02. Unregistered Sales of Equity Securities:”

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. Subsequent to the end of fiscal year 2009, on October 23, 2009 the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption in accordance with the terms governing such Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009 at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted by the holders thereof. On November 26, 2009 the holders of the Company’s Series A Preferred Stock converted all outstanding shares into approximately 29.7 million shares of Company common stock, bringing the total number of common shares outstanding to approximately 170.3 million shares. The shares of common stock will be issued using a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 8, 2010 to be filed with the Commission pursuant to Regulation 14A.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by this item about our Company’s securities authorized for issuance under equity compensation plans as of September 27, 2009 is included in Part I, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K. All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
	(2)	Financial Statement Schedules: No schedules are required.
	(2)	Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated March 24, 2006 (13)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated April 13, 2009 (13)
3.3	Amended and Restated By-laws of the Registrant adopted August 13, 2008 (7)
4.1	Form of Zero Coupon Convertible Subordinated Debentures Due 2018 (3)
4.2	Series A Preferred Stock Registration Rights Agreement (5)
4.3	Form of Series A Preferred Stock Certificate (5)
10.1	Form of Retention Agreement between the executive officers of the Registrant and the Registrant (2)
10.2	Form of amendment to Retention Agreement (1)
10.3	Form of Director & Officer Indemnification Agreement (6)
10.4	1993 Team Member Stock Ownership Plan (1)
10.5	1993 Team Member Stock Purchase Plan (1)
10.6	1992 Stock Option Plan for Team Members, as amended (1)
10.7	1992 Stock Option Plan for Outside Directors (1)
10.8	2007 Stock Incentive Plan (10)
10.9	Amendment No. One to the Whole Foods Market 2007 Stock Incentive Plan (7)
10.10	2009 Stock Incentive Plan (12)
10.11	2007 Team Member Stock Purchase Plan (11)
10.12

Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (9)

10.13	Agreement and Plan of Merger dated as of February 21, 2007, by and among Registrant and Wild Oats Markets, Inc. (4)
10.14

Term Loan Agreement dated August 28, 2007 by and among Registrant, Royal Bank of Canada; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Wachovia Bank, N.A.; LaSalle Bank Midwest, N.A.;  RBC Capital Markets; and J.P. Morgan Securities Inc. (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (8)

10.15

Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (8)

10.16

First Amendment, dated June 2, 2008, of Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (7)

10.17	Securities Purchase Agreement dated November 5, 2008, among Whole Foods Market, Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P. and Thyme Coinvest, LLC (5)
10.18

Amendment No. 1, dated April 12, 2009, to the Securities Purchase Agreement dated November 5, 2008, among Whole Foods Market, Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P. and Thyme Coinvest, LLC (6)

12.1	Computation of Ratio of Earnings to Fixed Charges (13)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Ernst & Young LLP (13)
31.1	Certification by Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (13)
31.2	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (13)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (13)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (13)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (No. 33-44214) and incorporated herein by reference.
(3)	Filed as an exhibit to Registration Statement on Form S-3, filed April 30, 1998 (No. 333-51419) and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 21, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed December 2, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2008 filed August 15, 2008 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 12, 2009 filed May 22, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(10)	Filed as Appendix B to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(11)	Filed as Appendix C to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(12)	Filed as Appendix A to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 16, 2009 filed January 26, 2009 and incorporated herein by reference.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: November 27, 2009	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 27, 2009.

Name	Title

/s/ John Mackey
John Mackey	Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Glenda Chamberlain
Glenda Chamberlain	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Dr. John B. Elstrott
Dr. John B. Elstrott	Director

/s/ Gabrielle E. Greene
Gabrielle E. Greene	Director

/s/ Shahid M. Hassan
Shahid M. Hassan	Director

/s/ Stephanie Kugelman
Stephanie Kugelman	Director

/s/ Jonathan A. Seiffer
Jonathan A. Seiffer	Director

/s/ Morris J. Siegel
Morris J. Siegel	Director

/s/ Jonathan D. Sokoloff
Jonathan D. Sokoloff	Director

/s/ Dr. Ralph Z Sorenson
Dr. Ralph Z. Sorenson	Director

/s/ William A. Tindell
William A Tindell	Director