Form 10-Q
period 2010-01-17
WHOLE FOODS MARKET INC
filed 2010-02-26
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended January 17, 2010;

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of January 17, 2010 was 170,356,811 shares.

Whole Foods Market, Inc.

Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), January 17, 2010 and September 27, 2009	3

Consolidated Statements of Operations (unaudited), for the sixteen weeks ended January 17, 2010 and January 18, 2009	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the sixteen weeks ended January 17, 2010 and fiscal year ended September 27, 2009	5

Consolidated Statements of Cash Flows (unaudited), for the sixteen weeks ended January 17, 2010 and January 18, 2009	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1. Legal Proceedings	22

Item 6. Exhibits	23

Signature	24

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

January 17, 2010 and September 27, 2009

(In thousands)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$241,412	$430,130
Short-term investments — available-for-sale securities	240,953	—
Restricted cash	87,214	71,023
Accounts receivable	113,731	104,731
Merchandise inventories	323,400	310,602
Prepaid expenses and other current assets	43,374	51,137
Deferred income taxes	95,461	87,757
Total current assets	1,145,545	1,055,380
Property and equipment, net of accumulated depreciation and amortization	1,897,097	1,897,853
Long-term investments — available-for-sale securities	6,744	—
Goodwill	657,956	658,254
Intangible assets, net of accumulated amortization	71,664	73,035
Deferred income taxes	83,431	91,000
Other assets	9,186	7,866
Total assets	$3,871,623	$3,783,388

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$398	$389
Accounts payable	187,290	189,597
Accrued payroll, bonus and other benefits due team members	228,532	207,983
Dividends payable	—	8,217
Other current liabilities	270,550	277,838
Total current liabilities	686,770	684,024
Long-term debt and capital lease obligations, less current installments	733,667	738,848
Deferred lease liabilities	262,646	250,326
Other long-term liabilities	76,786	69,262
Total liabilities	1,759,869	1,742,460

Series A redeemable preferred stock, $0.01 par value, 425 shares authorized, zero and 425 issued and outstanding in 2010 and 2009, respectively	—	413,052

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 170,357 and 140,542 shares issued and outstanding in 2010 and 2009, respectively	1,710,594	1,283,028
Accumulated other comprehensive loss	(6,732)	(13,367)
Retained earnings	407,892	358,215
Total shareholders’ equity	2,111,754	1,627,876
Commitments and contingencies	—	—
Total liabilities and shareholders’ equity	$3,871,623	$3,783,388

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Sales	$2,639,158	$2,466,503
Cost of goods sold and occupancy costs	1,732,942	1,643,785
Gross profit	906,216	822,718
Direct store expenses	702,806	653,974
General and administrative expenses	75,936	82,600
Pre-opening expenses	12,809	14,064
Relocation, store closure and lease termination costs	12,412	5,077
Operating income	102,253	67,003
Interest expense	(10,553)	(13,580)
Investment and other income	1,783	1,841
Income before income taxes	93,483	55,264
Provision for income taxes	38,328	22,935
Net income	55,155	32,329
Preferred stock dividends	5,478	4,533
Income available to common shareholders	$49,677	$27,796

Basic earnings per share	$0.32	$0.20
Weighted average shares outstanding	154,413	140,330
Diluted earnings per share	$0.32	$0.20
Weighted average shares outstanding, diluted basis	154,858	140,330

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Sixteen weeks ended January 17, 2010 and fiscal year ended September 27, 2009

(In thousands)

			Accumulated
			other		Total
	Shares	Common	comprehensive	Retained	shareholders’
	outstanding	stock	income (loss)	earnings	equity
Balances at September 28, 2008	140,286	$1,266,141	$422	$239,461	$1,506,024
Net income	—	—	—	146,804	146,804
Foreign currency translation adjustments	—	—	(8,748)	—	(8,748)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	8,440	—	8,440
Change in unrealized loss on cash flow hedge instruments, net of income taxes	—	—	(13,481)	—	(13,481)
Comprehensive income					133,015
Redeemable preferred stock dividends	—	—	—	(28,050)	(28,050)
Issuance of common stock pursuant to team member stock plans	256	4,286	—	—	4,286
Excess tax benefit related to exercise of team member stock options	—	54	—	—	54
Share-based payment expense	—	12,795	—	—	12,795
Other	—	(248)	—	—	(248)
Balances at September 27, 2009	140,542	1,283,028	(13,367)	358,215	1,627,876
Net income	—	—	—	55,155	55,155
Foreign currency translation adjustments	—	—	3,106	—	3,106
Reclassification adjustments for amounts included in income, net of income taxes	—	—	3,979	—	3,979
Change in unrealized losses, net of income taxes	—	—	(450)	—	(450)
Comprehensive income					61,790
Redeemable preferred stock dividends	358	5,195	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	413,052
Issuance of common stock pursuant to team member stock plans	146	4,007	—	—	4,007
Excess tax benefit related to exercise of team member stock options	—	71	—	—	71
Share-based payment expense	—	5,241	—	—	5,241
Balances at January 17, 2010	170,357	$1,710,594	$(6,732)	$407,892	$2,111,754

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Cash flows from operating activities:
Net income	$55,155	$32,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,701	80,792
Loss on disposition of fixed assets	529	7
Impairment of long-lived assets	1,730	2,292
Share-based payment expense	5,241	3,789
LIFO expense	195	3,600
Deferred income tax benefit	(1,584)	(1,839)
Excess tax benefit related to exercise of team member stock options	(81)	—
Deferred lease liabilities	10,717	13,162
Other	(3,100)	5,544
Net change in current assets and liabilities:
Accounts receivable	(8,812)	4,378
Merchandise inventories	(12,547)	(15,888)
Prepaid expenses and other current assets	10,041	29,432
Accounts payable	(2,619)	(23,242)
Accrued payroll, bonus and other benefits due team members	20,351	8,592
Other current liabilities	(5,030)	(389)
Net change in other long-term liabilities	7,590	(461)
Net cash provided by operating activities	161,477	142,098
Cash flows from investing activities:
Development costs of new locations	(59,273)	(82,086)
Other property and equipment expenditures	(23,257)	(28,209)
Acquisition of intangible assets	(465)	—
Purchase of available-for-sale securities	(264,782)	—
Sale of available-for-sale securities	17,205	—
Increase in restricted cash	(16,191)	(3)
Other investing activities	(10)	(126)
Net cash used in investing activities	(346,773)	(110,424)
Cash flows from financing activities:
Preferred stock dividends paid	(8,500)	(2,833)
Issuance of common stock	3,962	1,350
Excess tax benefit related to exercise of team member stock options	81	—
Proceeds from issuance of redeemable preferred stock, net	—	413,052
Proceeds from long-term borrowings	—	123,000
Payments on long-term debt and capital lease obligations	—	(320,715)
Other financing activities	3	—
Net cash provided by (used in) financing activities	(4,454)	213,854
Effect of exchange rate changes on cash and cash equivalents	1,032	(3,468)
Net change in cash and cash equivalents	(188,718)	242,060
Cash and cash equivalents at beginning of period	430,130	30,534
Cash and cash equivalents at end of period	$241,412	$272,594

Supplemental disclosures of cash flow information:
Interest paid	$19,375	$22,286
Federal and state income taxes paid	$41,483	$4,581
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$418,247	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

January 17, 2010

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2010 and 2009 are fifty-two week fiscal years. We have one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of percentage sales by geographic area:

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Sales:
United States	97.0%	97.3%
Canada and United Kingdom	3.0%	2.7%
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area:

	January 17,	September 27,
	2010	2009
Long-lived assets, net:
United States	96.4%	96.5%
Canada and United Kingdom	3.6%	3.5%
Total long-lived assets, net	100.0%	100.0%

(2) Summary of Significant Accounting Policies

Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in generally accepted accounting principles. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash and available-for-sale securities generally consisting of state and local government obligations that are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets. Investments are stated at fair value, based on quoted prices in active markets for identical assets, with unrealized gains and losses included as a component of shareholders’ equity until realized. The carrying amount of the Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable, including interest rate curves. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

The carrying amounts of trade and other accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value. The carrying amount of our five-year term loan approximates fair value because it has a variable interest rate which reflects market changes to interest rates and contains variable risk premiums based on the Company’s corporate ratings.

Effective September 28, 2009, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities. Specifically, the Company measures certain property and equipment, and intangible assets at fair value, resulting from impairment as appropriate. The fair value is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections. When the Company impairs assets related to an operating location a charge to write down the related assets to fair value is included in the “Direct store expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location a charge to write down the related assets is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

Details on the fair value of the Company’s assets and liabilities recorded at fair value are included in Note 3 to the consolidated financial statements, “Fair Value Measurements.”

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance within ASC 805, “Business Combinations,” which replaces previous guidance in this Topic and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. The new provisions establish principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired, and also provide for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional amendments address the recognition and initial measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired as part of a business combination. The newly issued guidance is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for the Company’s fiscal year ending September 26, 2010. We will evaluate the impact, if any, that the adoption of these provisions could have on our consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” The amended guidance provides clarification related to the determination of a class of assets or liabilities for which separate fair value measurements should be disclosed and the need to disclose valuation techniques used to measure both recurring and nonrecurring Level 2 or Level 3 fair value measurements. The guidance also expands disclosure requirements to include required disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements and requires that the Level 3 fair value measurements reconciliation be presented on a gross basis. The guidance provided in ASU No. 2010-06 is effective for the first reporting period, including interim periods, beginning after December 15, 2009. ASU No. 2010-06 is effective for the Company’s second quarter of fiscal year ending September 26, 2010. We do not expect the adoption of ASU No. 2010-06 to have a significant effect on our future consolidated financial statements.

(3) Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash and available-for-sale marketable securities generally consisting of state and local government obligations that are measured at fair value on a recurring basis, based on current market prices. The Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates expected interest rate curves.

The Company held the following financial assets and liabilities at fair value, based on the hierarchy input levels indicated, on a recurring basis, at January 17, 2010 and September 27, 2009 (in thousands):

January 17, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$91,112	$—	$—	$91,112
Marketable securities — available-for-sale	247,697	—	—	247,697
Total	$338,809	$—	$—	$338,809
Liabilities:
Interest rate swap	$—	$15,413	$—	$15,413

September 27, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$509,395	$—	$—	$509,395
Liabilities:
Interest rate swap	$—	$20,588	$—	$20,588

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the sixteen weeks ended January 17, 2010, the Company recorded fair value adjustments totaling approximately $1.7 million, reducing the carrying value of related property and equipment to zero. Fair value adjustments were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Direct store expenses	$946	$1,425
Relocation, store closure and lease termination costs	784	619
Total impairment of fixed assets	$1,730	$2,044

(4) FTC Settlement Agreement

The Federal Trade Commission (“FTC”) had challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. The Company reached a settlement agreement with the FTC, and received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009 after a 30-day public comment period. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009:  leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

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

Pursuant to the FTC’s approval of the final consent order, the Company recorded adjustments during the second half of fiscal year 2009 totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at January 17, 2010 was approximately $0.1 million. The Company has determined that these locations do not meet the conditions for reporting their results in discontinued operations. Cash expenses relating to legal and trustee fees are not expected to be material. No additional material charges are expected related to the potential sale of the six operating stores, the two non-operating properties for which a lease liability reserve is already recorded, or the trademarks which have been fully amortized.

(5) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	January 17,	September 27,
	2010	2009
Land	$48,928	$48,928
Buildings and leasehold improvements	1,753,981	1,687,103
Capitalized real estate leases	24,874	24,874
Fixtures and equipment	1,202,254	1,187,195
Construction in progress and equipment not yet in service	124,903	130,068
	3,154,940	3,078,168
Less accumulated depreciation and amortization	(1,257,843)	(1,180,315)
	$1,897,097	$1,897,853

Depreciation expense related to property and equipment totaled approximately $80.6 million for the sixteen weeks ended January 17, 2010. During the same period of the prior fiscal year, depreciation expense related to property and equipment totaled approximately $77.7 million. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $11.8 million and $9.6 million at January 17, 2010 and September 27, 2009, respectively. Additionally, the Company held approximately $7.1 million and $4.8 million, net of accumulated depreciation, related to certain land, buildings, and equipment held for sale as of January 17, 2010 and September 27, 2009, respectively, in the “Prepaid expenses and other current assets” line item on the Consolidated Balance Sheets.

(6) Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually at the beginning of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. During the first quarter of fiscal year 2009, events or changes in circumstances occurred that indicated a reduction in fair value of our reporting unit below its carrying value could have occurred, including declines in our comparable store sales and market capitalization and downgrades to our corporate credit ratings. Accordingly, the Company performed an interim evaluation of goodwill for impairment as of January 18, 2009. No review was performed during the first quarter of fiscal year 2010 as no indicators of impairment existed at January 17, 2010. There were no impairments of goodwill during the sixteen weeks ended January 17, 2010 or January 18, 2009. During the sixteen weeks ended January 17, 2010 the Company recorded goodwill adjustments of approximately $0.3 million that related to actual exit costs of certain restructuring reserves related to the Wild Oats acquisition.

Indefinite-lived intangible assets are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. There were no impairments of indefinite-lived intangible assets during the sixteen weeks ended January 17, 2010 or January 18, 2009.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $0.5 million, primarily consisting of acquired leasehold rights, during the sixteen weeks ended January 17, 2010. No definite-lived intangible assets were acquired during the sixteen weeks ended January 18, 2009. There were no impairments of definite-lived intangible assets during the sixteen weeks ended January 17, 2010. During the first quarter of fiscal year 2009, asset impairment charges of approximately $0.2 million related to certain favorable lease assets were included in the “Direct store expenses” line item on the Consolidated Statements of Operations. Amortization associated with intangible assets totaled approximately $1.9 million for the sixteen weeks ended January 17, 2010, and approximately $2.1 million for the same period in the prior fiscal year.

The components of intangible assets were as follows (in thousands):

	January 17, 2010		September 27, 2009
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,566	$—	$1,566	$—
Definite-lived contract-based	96,992	(26,939)	96,515	(25,105)
Definite-lived marketing-related and other	225	(180)	225	(166)
	$98,783	$(27,119)	$98,306	$(25,271)

Amortization associated with the net carrying amount of intangible assets at January 17, 2010 is estimated to be $4.1 million for the remainder of fiscal year 2010, $5.9 million in fiscal year 2011, $5.9 million in fiscal year 2012, $5.0 million in fiscal year 2013, $4.9 million in fiscal year 2014, and $4.7 million in fiscal year 2015.

(7) Reserves for Closed Properties

Following is a summary of store closure reserves activity during the sixteen weeks ended January 17, 2010 and fiscal year ended September 27, 2009 (in thousands):

	January 17,	September 27,
	2010	2009
Beginning balance	$69,228	$69,269
Additions	1,592	8,276
Usage	(7,329)	(17,841)
Adjustments	9,839	9,524
Ending balance	$73,330	$69,228

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. During the sixteen weeks ended January 17, 2010, the Company did not record any additional reserves related to new closures. Usage included approximately $3.6 million and $4.2 million in termination fees related to certain idle properties, and approximately $3.7 million and $13.7 million in ongoing cash rental payments during the sixteen weeks ended January 17, 2010 and fiscal year ended September 27, 2009, respectively. During the sixteen weeks ended January 17, 2010, the Company recognized charges for adjustments of approximately $10.1 million related to increases in reserves primarily due to changes in certain subtenant income estimates related to the continued depression in the commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” Additionally, during the sixteen weeks ended January 17, 2010 the Company recorded goodwill adjustments of approximately $0.3 million.

(8) Long-Term Debt

The Company has outstanding a $700 million, five-year term loan agreement that expires in 2012. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 17, 2010 we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit that extends to 2012. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 17, 2010 we were in compliance with all applicable debt covenants. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At January 17, 2010 and September 27, 2009 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $337.7 million and $335.2 million by outstanding letters of credit totaling approximately $12.3 million and $14.8 million at January 17, 2010 and September 27, 2009, respectively.

During fiscal year 2008, the Company entered into an interest rate swap agreement, which expires in October 2010, with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. Hedge ineffectiveness was not material during the sixteen weeks ended January 17, 2010 or the same period of the prior fiscal year.

The interest rate swap agreement does not contain a credit-risk-related contingent feature. The carrying amount of the Company’s interest rate swap totaled approximately $15.4 million and $20.6 million at January 17, 2010 and September 27, 2009, respectively. The Company had accumulated net derivative losses of approximately $9.1 million and $12.6 million, net of taxes, in accumulated other comprehensive income as of January 17, 2010 and September 27, 2009, respectively, related to this cash flow hedge. These losses are being recognized as an adjustment to interest expense over the same period in which the interest costs on the related debt are recognized. During the sixteen weeks ended January 17, 2010 and January 18, 2009, the Company had reclassified approximately $4.0 million and $1.1 million, respectively, from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations. The Company expects to reclass approximately $15.4 million from accumulated other comprehensive income to interest expense over the remaining life of the agreement.

(9) Redeemable Preferred Stock

During the first quarter of fiscal year 2009, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. The Series A Preferred Stock was classified as temporary shareholders’ equity at September 27, 2009 since the shares were (i) redeemable at the option of the holder and (ii) had conditions for redemption which are not solely within the control of the Company. The holders of the Series A Preferred Stock were entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash. The Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million and approximately $2.8 million during the sixteen weeks ended January 17, 2010 and January 18, 2009, respectively.

On October 23, 2009 the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption on November 27, 2009 in accordance with the terms governing such Series A Preferred Stock. On November 26, 2009 the holders converted all 425,000 outstanding shares of the Series A Preferred Stock. The Series A Preferred Stock was converted to common stock based on the quotient of (i) the liquidation preference plus accrued dividends and (ii) 1,000, multiplied by the conversion rate of 68.9655. At the conversion date, the liquidation preference of the Series A Preferred Stock of $425 million and accrued dividends of approximately $5.2 million, converted into approximately 29.7 million shares of common stock of the Company.

(10) Comprehensive Income

Our comprehensive income was comprised of net income; unrealized losses on investments; unrealized losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes.

Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Net income	$55,155	$32,329
Foreign currency translation adjustments, net	3,106	(15,211)
Reclassification adjustments for amounts included in net income, net	3,979	1,094
Unrealized loss on cash flow hedge instruments, net	(446)	(10,843)
Unrealized loss on investments, net	(4)	—
Comprehensive income	$61,790	$7,369

At January 17, 2010, accumulated other comprehensive loss consisted of foreign currency translation adjustment gains of approximately $2.4 million and unrealized losses on cash flow hedge instruments and investments of approximately $9.1 million, net of related income tax effect of approximately $6.3 million.

(11) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for the sixteen weeks ended January 17, 2010 includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options.

The computation of diluted earnings per share for the sixteen weeks ended January 17, 2010 does not include options to purchase approximately 12.4 million shares of common stock or the conversion of Series A Preferred Stock to approximately 15.7 million shares of common stock due to their antidilutive effect. For the sixteen weeks ended January 18, 2009, the computation of diluted earnings per share does not include options to purchase approximately 17.3 million shares of common stock or the conversion of Series A Preferred Stock to approximately 12.3 million shares of common stock due to their antidilutive effect.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Income available to common shareholders (numerator for basic and diluted earnings per share)	$49,677	$27,796
Weighted average common shares outstanding (denominator for basic earnings per share)	154,413	140,330
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	445	—
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	154,858	140,330
Basic earnings per share	$0.32	$0.20
Diluted earnings per share	$0.32	$0.20

(12) Share-Based Payments

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2009 Stock Incentive Plan. Under this plan, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five or seven year term. The market value of the stock is determined as the closing stock price at the grant date.  At January 17, 2010 and September 27, 2009 there were approximately 15.7 million and 15.4 million shares, respectively, of our common stock available for future stock option grants.

Total unrecognized share-based payment expense related to nonvested stock options, net of estimated forfeitures, was approximately $29.1 million as of the end of the first quarter of fiscal year 2010 and related to approximately 4.7 million shares. We anticipate this expense to be recognized over a weighted average period of approximately three years.

Share-based payment expense recognized during the sixteen weeks ended January 17, 2010 and January 18, 2009 totaled approximately $5.2 million and $3.8 million, respectively, and consisted entirely of stock option expense. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Cost of goods sold and occupancy costs	$220	$123
Direct store expenses	3,030	2,190
General and administrative expenses	1,991	1,476
Share-based payment expense before income taxes	5,241	3,789
Income tax benefit	(2,112)	(1,431)
Net share-based payment expense	$3,129	$2,358

(13) Commitments and Contingencies

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of January 17, 2010.

(14) Subsequent Events

On February 1, 2010, the Company sold certain land and idle buildings that had been held for sale totaling approximately $4.8 million at January 17, 2010. Total proceeds, net of closing costs, were approximately $8.0 million, resulting in a gain on the sale of assets of approximately $3.2 million.

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 26, 2010, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including general business conditions, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition, changes in the Company’s ability to access additional capital, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

General

Whole Foods Market, Inc. is the leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of January 17, 2010, we operated 289 stores: 278 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within two years after entering the store development pipeline. New stores generally become profitable during their first year of operation; although some new stores may incur operating losses for the first several years of operation. The Company historically has experienced lower average weekly sales in the fourth quarter, which typically results in lower gross profit and higher direct store expenses as a percentage of sales.

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude sales from relocated stores and remodeled stores with changes in square footage greater than 20% from the comparable calculation to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2010 and 2009 are 52-week years.

Economic and Industry Factors

Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, farmers’ markets, and restaurants, each of which competes with us on the basis of product selection, quality, customer service, price or a combination of these factors. Natural and organic food continues to be one of the fastest growing segments of food retailing today.

Early last year, we made the shift from being fairly reactionary on pricing to being much more strategic. We believe this strategy has been successful over the last several quarters, as we have produced strong year-over-year improvement in gross margin and comparable store sales. While many of our competitors have wavered on their pricing strategies, we are commited to our goal of offering competitive prices on known value items, day in and day out. Our internal benchmarking shows that we maintained our price competitiveness relative to our national competitors during the quarter. We remain focused on continuing to strike the right balance between driving sales, improving our value offerings, and maintaining margin.

Outlook for Fiscal Year 2010

Based on first quarter results, the Company believes it is in the early stages of recovery and expects some sales momentum to continue for the remainder of the year. Accordingly, the Company has raised its sales outlook for the full fiscal year 2010 to sales growth of 8.5% to 10.5%, comparable store sales growth of 3.5% to 5.5%, and identical store sales growth of 2.9% to 4.9%.

The Company expects operating margin of 4.3% to 4.5% for fiscal year 2010. For the second through fourth quarters, the Company does not expect to generate the 57 basis point year-over-year improvement in gross margin, excluding LIFO charges, that it produced on average over the last three quarters. That higher level of improvement will be difficult to sustain once the Company anniversaries the shift in its pricing strategy that occurred in the first half of last year. In addition, the Company has been taking advantage of product purchasing opportunities to pass through values to its customers, but it is difficult to predict to what extent those opportunities will continue. The Company is committed to maintaining its relative price positioning, which may require higher levels of price investments going forward. The Company expects general and administrative expenses for the full fiscal year 2010 as a percentage of sales to be in line with the Company’s fiscal year 2009 and first quarter fiscal year 2010 results of 2.9% excluding FTC-related legal fees.

The Company expects pre-opening and relocation costs for the full fiscal year 2010 to be in the range of $65 million to $70 million. Capital expenditures for the fiscal year are expected to be in the range of $350 million to $400 million. Of this amount, approximately 60% to 65% relates to new stores opening in fiscal year 2010 and beyond. The Company expects to open 16 new stores this year, six of which have already opened, translating to a 6% increase in ending square footage. The Company expects to produce cash flows from operations in excess of its capital expenditure requirements on an annual basis, including sufficient cash flow to fund the 51 stores in its current development pipeline.

The Company expects diluted earnings per share to range from $1.20 to $1.25 for fiscal year 2010.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.7	66.6
Gross profit	34.3	33.4
Direct store expenses	26.6	26.5
General and administrative expenses	2.9	3.3
Pre-opening expenses	0.5	0.6
Relocation, store closure and lease termination costs	0.5	0.2
Operating income	3.9	2.7
Interest expense	(0.4)	(0.6)
Investment and other income	0.1	0.1
Income before income taxes	3.5	2.2
Provision for income taxes	1.5	0.9
Net income	2.1	1.3
Preferred stock dividends	0.2	0.2
Income available to common shareholders	1.9%	1.1%

Figures may not sum due to rounding.

Sales for the sixteen weeks ended January 17, 2010 totaled approximately $2.6 billion, increasing 7.0% over the same period of the prior fiscal year. Comparable store sales increased 3.5% during the sixteen weeks ended January 17, 2010. Identical store sales, which exclude five relocated stores and two major store expansions from the comparable calculation, increased 2.5% during the sixteen weeks ended January 17, 2010. As of January 17, 2010, there were 278 locations in the comparable store base. The sales increase contributed by stores open less than 52 weeks totaled approximately $145.6 million for the sixteen weeks ended January 17, 2010.

The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 17, 2010 was approximately 34.3% compared to approximately 33.4% for the same period of the prior fiscal year due to lower cost of goods sold driven by better purchasing and distribution disciplines as well as improved store-level execution, particularly in terms of shrink control and inventory management. For the second quarter in a row, total Company inventory levels declined approximately five percent year over year, which drove improvements in inventory turns. Year over year, gross margin improvements more than offset slightly higher occupancy costs as a percentage of sales. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation.

Direct store expenses as a percentage of sales were approximately 26.6% for the sixteen weeks ended January 17, 2010 compared to approximately 26.5% for the same period of the prior fiscal year. This increase in direct store expenses as a percentage of sales was driven by an increase in health care costs, which was partially offset by a decrease in workers compensation expense.

General and administrative expenses as a percentage of sales decreased to approximately 2.9% for the sixteen weeks ended January 17, 2010 compared to approximately 3.3% for the same period of the prior fiscal year, primarily due to a decrease in FTC-related legal costs incurred during the sixteen weeks ended January 17, 2010 to approximately $0.7 million from approximately $11.0 million for the same period of the prior fiscal year. While the Company continues to maintain the cost-containment disciplines that have been in place over the last two years, we expect increases in certain general and administrative costs over the remainder of the fiscal year in areas where spending has been very restricted or deferred.

Pre-opening expenses as a percentage of sales were approximately 0.5% for the sixteen weeks ended January 17, 2010 compared to approximately 0.6% for the same period of the prior fiscal year. Currently, rent expense is generally incurred beginning approximately nine months prior to a store’s opening date as compared to 10 months during the same period of the prior fiscal year.

Relocation, store closure and lease termination costs as a percentage of sales were approximately 0.5% for the sixteen weeks ended January 17, 2010 compared to approximately 0.2% for the same period of the prior fiscal year. Relocation, store closure and lease termination costs include charges totaling approximately $10.1 million and $1.9 million for the sixteen weeks ended January 17, 2010 and January 18, 2009, respectively, for increases in reserves for closed properties due to revisions to estimates of income from subtenants driven by the outlook for commercial real estate markets.

The numbers of stores opened and relocated were as follows:

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
New stores	6	5
Relocated stores	—	2

Interest expense for the sixteen weeks ended January 17, 2010 decreased to approximately $10.6 million from approximately $13.6 million for the same period of the prior fiscal year due primarily to interest expense related to amounts outstanding on the Company’s revolving line of credit during the sixteen weeks ended January 18, 2009. The Company had no amounts outstanding on its revolving line of credit during the sixteen weeks ended January 17, 2010.

Investment and other income, which includes investment gains and losses, interest income, rental income and other income, totaled approximately $1.8 million for each of the sixteen week periods ended January 17, 2010 and January 18, 2009.

Income taxes for the sixteen weeks ended January 17, 2010 resulted in an effective tax rate of approximately 41.0% compared to approximately 41.5% for the same period of the prior fiscal year.

Share-based payment expense recognized during the sixteen weeks ended January 17, 2010 totaled approximately $5.2 million compared to approximately $3.8 million for the same period of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 17,	January 18,
	2010	2009
Cost of goods sold and occupancy costs	$220	$123
Direct store expenses	3,030	2,190
General and administrative expenses	1,991	1,476
Share-based payment expense before income taxes	5,241	3,789
Income tax benefit	(2,112)	(1,431)
Net share-based payment expense	$3,129	$2,358

Liquidity and Capital Resources and Changes in Financial Condition

The following table summarizes the Company’s cash and liquid investments (in thousands):

	January 17,	September 27,
	2010	2009
Cash and cash equivalents	$241,412	$430,130
Short-term investments	240,953	—
Restricted cash	87,214	71,023
Total	$569,579	$501,153

We generated cash flows from operating activities totaling approximately $161.5 million during the sixteen weeks ended January 17, 2010 compared to approximately $142.1 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. During the sixteen weeks ended January 17, 2010, increased cash flows from operating activities were driven by increased net income and an increase in cash provided by changes in operating working capital.

Net cash used in investing activities totaled approximately $346.8 million for the sixteen weeks ended January 17, 2010 compared to approximately $110.4 million for the same period of the prior fiscal year. During the sixteen weeks ended January 17, 2010, the Company invested in available-for-sale securities and at January 17, 2010 had short-term investments totaling approximately $241.0 million and long-term investments totaling approximately $6.7 million. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 17, 2010 totaled approximately $82.5 million, of which approximately $59.3 million was for new store development and approximately $23.2 million was for remodels and other additions. Capital expenditures for the sixteen weeks ended January 18, 2009 totaled approximately $110.3 million, of which approximately $82.1 million was for new store development and approximately $28.2 million was for remodels and other additions. The Company currently expects to open an additional 10 stores in fiscal year 2010.

The following table provides information about the Company’s store development activities during fiscal year 2009 and fiscal year-to-date through February 16, 2010:

			Properties	Total
	Stores opened	Stores opened	tendered	leases signed
	during Fiscal	during Fiscal	as of	as of
	Year 2009	Year 2010	February 16, 2010	February 16, 2010(1)
Number of stores (including relocations)	15	6	17	51
Number of relocations	6	—	1	9
Number of lease acquisitions, ground leases and owned properties	4	—	4	4
New areas	1	2	3	6
Average store size (gross square feet)	53,500	35,300	43,900	44,500
Total square footage	801,800	211,500	746,700	2,303,700
Average tender period in months	12.6	8.5
Average pre-opening expense per store(2)	$3.0 million	$2.6 million
Average pre-opening rent per store	$1.3 million	$0.8 million

(1) Includes leases for properties tendered

(2) Includes rent

The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal year 2010 through 2013 based on the Company’s current development pipeline. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 51 stores in our store development pipeline. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future.

These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

			Average		Ending
			new store	Ending	square
	Total		square	square	footage
	openings	Relocations	footage	footage(1)	growth
Fiscal year 2010 remaining stores in development	10	—	46,300	11,207,000	6.1%
Fiscal year 2011 stores in development	17	4	39,200	11,803,200	5.3%
Fiscal year 2012 stores in development	17	3	46,600	12,421,300	5.2%
Fiscal year 2013 stores in development	7	2	49,800	12,705,900	2.3%
Total(1)	51	9	44,500

(1) Includes year-to-date store openings and closures in fiscal year 2010 and one major expansion in development in 2011.

Net cash used in financing activities totaled approximately $4.5 million for the sixteen weeks ended January 17, 2010 compared to net cash provided by financing activities of approximately $213.9 million for the same period of the prior fiscal year.

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. On October 23, 2009 the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption in accordance with the terms governing such Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009 at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted by the holders thereof. On November 26, 2009 the holders converted all 425,000 outstanding shares of Series A Preferred Stock into approximately 29.7 million shares of common stock of the Company. The Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million during the sixteen weeks ended January 17, 2010.

The Company has outstanding a $700 million, five-year term loan agreement due in 2012. The term loan, which is secured by a pledge of substantially all of the stock in our subsidiaries, contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 17, 2010, we were in compliance with all applicable debt covenants. The Company also has outstanding a $350 million revolving line of credit, secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 17, 2010, we were in compliance with all applicable debt covenants. During the sixteen weeks ended January 18, 2009 the Company repaid all amounts outstanding under the line of credit agreement and no amounts were drawn under the agreement at January 17, 2010. The amount available to the Company under the agreement at January 17, 2010 was effectively reduced to approximately $337.7 million by outstanding letters of credit totaling approximately $12.3 million. Standard & Poor’s credit rating agency currently rates the Company’s term loan and line of credit BB- with a positive rating outlook, and Moody’s credit rating agency currently rates the Company’s term loan and line of credit Ba3 with a stable rating outlook.

Net proceeds to the Company from team members’ stock plans for the sixteen weeks ended January 17, 2010 totaled approximately $4.0 million compared to approximately $1.4 million for the same period of the prior fiscal year. At January 17, 2010 and September 27, 2009 there were approximately 15.7 million and 15.4 million shares, respectively, of our common stock available for future grants. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payments expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success.

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

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2054.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $1.0 million for the sixteen weeks ended January 17, 2010 compared to a decrease totaling approximately $3.5 million for the same period of the prior fiscal year. These changes reflect the relative strengthening or weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during these periods, respectively.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of January 17, 2010 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Long-term debt obligations	$700,000	$—	$700,000	$—	$—
Estimated interest on long-term debt obligations	55,474	31,274	24,200	—	—
Capital lease obligations (including interest)	38,484	2,069	4,164	4,157	28,094
Operating lease obligations(1)	5,885,576	273,280	614,802	640,863	4,356,631
Total	$6,679,534	$306,623	$1,343,166	$645,020	$4,384,725

(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at January 17, 2010 were approximately $17.8 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at January 17, 2010 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 8 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Part I. Item 1. Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds money market fund investments that are classified as cash equivalents and restricted cash. Additionally, the Company holds available-for-sale securities generally consisting of state and local government obligations. We had cash equivalent investments and restricted cash investments totaling approximately $3.9 million and $87.2 million at January 17, 2010, respectively. We had short-term investments totaling approximately $241.0 million and long-term investments totaling approximately $6.7 million at January 17, 2010. The Company had no available-for-sale securities at September 27, 2009. Interest rate fluctuations would affect the amount of interest income earned on these investments. All investments are recorded at fair value and are generally short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments.

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

The Federal Trade Commission (“FTC”) had challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. The Company reached a settlement agreement with the FTC, and received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009 after a 30-day public comment period. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009:  leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

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

Pursuant to the FTC’s approval of the final consent order, the Company recorded adjustments during the second half of fiscal year 2009 totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at January 17, 2010 was approximately $0.1 million. The Company has determined that these locations do not meet the conditions for reporting their results in discontinued operations. Cash expenses relating to legal and trustee fees are not expected to be material. No additional material charges are expected related to the potential sale of the six operating stores, the two non-operating properties for which a lease liability reserve is already recorded, or the trademarks which have been fully amortized.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of January 17, 2010.

Item 6. Exhibits

Exhibit	3.1	Amended and Restated Bylaws of the Registrant adopted December 23, 2009
Exhibit	31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a — 14(a)
Exhibit	31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a — 14(a)
Exhibit	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	February 26, 2010	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)