Form 10-Q
period 2010-04-11
WHOLE FOODS MARKET INC
filed 2010-05-21
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended April 11, 2010;

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

The number of shares of the registrant’s common stock, no par value, outstanding as of April 11, 2010 was 171,449,065 shares.

Whole Foods Market, Inc.

Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), April 11, 2010 and September 27, 2009	3

Consolidated Statements of Operations (unaudited), for the twelve and twenty-eight weeks ended April 11, 2010 and April 12, 2009	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the twenty-eight weeks ended April 11, 2010 and fiscal year ended September 27, 2009	5

Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks ended April 11, 2010 and April 12, 2009	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1. Legal Proceedings	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signature	24

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

April 11, 2010 and September 27, 2009

(In thousands)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$215,209	$430,130
Short-term investments — available-for-sale securities	376,242	—
Restricted cash	87,207	71,023
Accounts receivable	122,531	104,731
Merchandise inventories	316,540	310,602
Prepaid expenses and other current assets	42,631	51,137
Deferred income taxes	98,944	87,757
Total current assets	1,259,304	1,055,380
Property and equipment, net of accumulated depreciation and amortization	1,895,465	1,897,853
Long-term investments — available-for-sale securities	47,112	—
Goodwill	655,689	658,254
Intangible assets, net of accumulated amortization	70,327	73,035
Deferred income taxes	84,130	91,000
Other assets	10,183	7,866
Total assets	$4,022,210	$3,783,388

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$400	$389
Accounts payable	207,441	189,597
Accrued payroll, bonus and other benefits due team members	223,138	207,983
Dividends payable	—	8,217
Other current liabilities	300,356	277,838
Total current liabilities	731,335	684,024
Long-term debt and capital lease obligations, less current installments	728,566	738,848
Deferred lease liabilities	273,168	250,326
Other long-term liabilities	72,132	69,262
Total liabilities	1,805,201	1,742,460

Series A redeemable preferred stock, $0.01 par value, 425 shares authorized, zero and 425 shares issued and outstanding in 2010 and 2009, respectively	—	413,052

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 171,449 and 140,542 shares issued and outstanding in 2010 and 2009, respectively	1,746,847	1,283,028
Accumulated other comprehensive loss	(5,181)	(13,367)
Retained earnings	475,343	358,215
Total shareholders’ equity	2,217,009	1,627,876
Commitments and contingencies
Total liabilities and shareholders’ equity	$4,022,210	$3,783,388

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Sales	$2,106,061	$1,857,550	$4,745,219	$4,324,053
Cost of goods sold and occupancy costs	1,363,632	1,212,233	3,096,574	2,856,018
Gross profit	742,429	645,317	1,648,645	1,468,035
Direct store expenses	551,705	500,392	1,254,511	1,154,366
General and administrative expenses	62,540	56,832	138,476	139,432
Pre-opening expenses	11,636	13,789	24,445	27,853
Relocation, store closure and lease termination costs	(2,688)	4,651	9,724	9,728
Operating income	119,236	69,653	221,489	136,656
Interest expense	(7,783)	(7,696)	(18,336)	(21,276)
Investment and other income (expense)	1,910	(639)	3,693	1,202
Income before income taxes	113,363	61,318	206,846	116,582
Provision for income taxes	45,912	26,060	84,240	48,995
Net income	67,451	35,258	122,606	67,587
Preferred stock dividends	—	7,934	5,478	12,467
Income available to common shareholders	$67,451	$27,324	$117,128	$55,120

Basic earnings per share	$0.39	$0.19	$0.73	$0.39
Weighted average shares outstanding	170,893	140,404	161,476	140,362

Diluted earnings per share	$0.39	$0.19	$0.72	$0.39
Weighted average shares outstanding, diluted basis	171,826	140,404	170,953	140,362

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Twenty-eight weeks ended April 11, 2010 and fiscal year ended September 27, 2009

(In thousands)

			Accumulated
			other		Total
	Shares	Common	comprehensive	Retained	shareholders’
	outstanding	stock	income (loss)	earnings	equity
Balances at September 28, 2008	140,286	$1,266,141	$422	$239,461	$1,506,024
Net income	—	—	—	146,804	146,804
Foreign currency translation adjustments	—	—	(8,748)	—	(8,748)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	8,440	—	8,440
Change in unrealized losses, net of income taxes	—	—	(13,481)	—	(13,481)
Comprehensive income					133,015
Redeemable preferred stock dividends	—	—	—	(28,050)	(28,050)
Issuance of common stock pursuant to team member stock plans	256	4,286	—	—	4,286
Excess tax benefit related to exercise of team member stock options	—	54	—	—	54
Share-based payment expense	—	12,795	—	—	12,795
Other	—	(248)	—	—	(248)
Balances at September 27, 2009	140,542	1,283,028	(13,367)	358,215	1,627,876
Net income	—	—	—	122,606	122,606
Foreign currency translation adjustments	—	—	1,794	—	1,794
Reclassification adjustments for amounts included in income, net of income taxes	—	—	7,025	—	7,025
Change in unrealized losses, net of income taxes	—	—	(633)	—	(633)
Comprehensive income					130,792
Redeemable preferred stock dividends	358	5,195	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	413,052
Issuance of common stock pursuant to team member stock plans	1,238	34,400	—	—	34,400
Excess tax benefit related to exercise of team member stock options	—	1,999	—	—	1,999
Share-based payment expense	—	9,173	—	—	9,173
Balances at April 11, 2010	171,449	$1,746,847	$(5,181)	$475,343	$2,217,009

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-eight weeks ended
	April 11,	April 12,
	2010	2009
Cash flows from operating activities
Net income	$122,606	$67,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,795	141,815
Loss (gain) on disposition of fixed assets	(2,172)	1,378
Impairment of long-lived assets	1,875	15,383
Share-based payment expense	9,173	6,142
LIFO expense (benefit)	(2,805)	3,600
Deferred income tax expense (benefit)	(7,773)	1,892
Excess tax benefit related to exercise of team member stock options	(1,844)	—
Deferred lease liabilities	19,954	29,406
Other	(3,895)	8,413
Net change in current assets and liabilities:
Accounts receivable	(17,581)	(5,570)
Merchandise inventories	(2,734)	297
Prepaid expenses and other current assets	10,370	29,964
Accounts payable	17,565	3,827
Accrued payroll, bonus and other benefits due team members	14,980	3,883
Other current liabilities	33,342	8,548
Net change in other long-term liabilities	5,127	(1,469)
Net cash provided by operating activities	342,983	315,096
Cash flows from investing activities
Development costs of new locations	(110,966)	(142,462)
Other property and equipment expenditures	(36,055)	(42,757)
Purchase of available-for-sale securities	(615,492)	—
Sale of available-for-sale securities	192,685	—
Increase in restricted cash	(16,184)	(3)
Other investing activities	(1,048)	(669)
Net cash used in investing activities	(587,060)	(185,891)
Cash flows from financing activities
Preferred stock dividends paid	(8,500)	(11,333)
Issuance of common stock	34,321	1,952
Excess tax benefit related to exercise of team member stock options	1,844	—
Proceeds from issuance of redeemable preferred stock, net	—	413,052
Proceeds from long-term borrowings	—	123,000
Payments on long-term debt and capital lease obligations	(110)	(320,866)
Net cash provided by financing activities	27,555	205,805
Effect of exchange rate changes on cash and cash equivalents	1,601	(3,380)
Net change in cash and cash equivalents	(214,921)	331,630
Cash and cash equivalents at beginning of period	430,130	30,534
Cash and cash equivalents at end of period	$215,209	$362,164

Supplemental disclosures of cash flow information:
Interest paid	$28,653	$32,214
Federal and state income taxes paid	$78,616	$16,413
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$418,247	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 11, 2010

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2010 and 2009 are fifty-two week fiscal years. We have one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of percentage sales by geographic area, for the twelve and twenty-eight weeks ended:

	April 11,	April 12,
	2010	2009
Sales:
United States	97.0%	97.4%
Canada & United Kingdom	3.0%	2.6%
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area:

	April 11,	September 27,
	2010	2009
Long-lived assets, net:
United States	96.4%	96.5%
Canada & United Kingdom	3.6%	3.5%
Total long-lived assets, net	100.0%	100.0%

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

The Company holds money market fund investments that are classified as cash equivalents or restricted cash and available-for-sale securities generally consisting of state and local government obligations that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. Investments are stated at fair value, based on quoted prices in active markets for identical assets, with unrealized gains and losses included as a component of shareholders’ equity until realized. The carrying amount of the Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable, including interest rate curves. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

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

Effective January 18, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” Specifically, the Company assured compliance with clarified guidance related to the determination of a class of assets or liabilities for which separate fair value measurement should be disclosed and the need to disclose valuation techniques used to measure both recurring and nonrecurring Level 2 or Level 3 fair value measurements. Expanded disclosures related to significant transfers in and out of Level 1 and Level 2, nor the requirement related to the presentation of the Level 3 reconciliation are applicable to the Company at April 11, 2010.

Details on the fair value of the Company’s assets and liabilities recorded at fair value are included in Note 3 to the consolidated financial statements, “Fair Value Measurements.”

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance within ASC 805, “Business Combinations,” which replaces previous guidance on this topic and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. The new provisions establish principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired, and also provide for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional amendments address the recognition and initial measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired as part of a business combination. The newly issued guidance is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for the Company’s fiscal year ending September 26, 2010. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In April 2008, the FASB issued amendments to ASC 350, “Intangibles — Goodwill and Other.” These provisions amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the determination of the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The amended guidance is effective for fiscal years beginning after December 15, 2008. These provisions are effective for the Company’s fiscal year ending September 26, 2010. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging,” which amends ASC 815, “Derivatives and Hedging.” The amended guidance clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting as well as under which circumstances embedded credit derivative features would not qualify for the scope exception and would be subject to potential bifurcation and separate accounting. The guidance provided in ASU No. 2010-11 is effective at the beginning of the Company’s first fiscal quarter beginning after June 15, 2010. ASU No. 2010-11 is effective for the Company’s fourth quarter of fiscal year ending September 26, 2010. We do not expect the adoption of this provision to affect our future consolidated financial statements.

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

The Company held the following financial assets and liabilities at fair value, based on the hierarchy input levels indicated, on a recurring basis, at April 11, 2010 and September 27, 2009 (in thousands):

April 11, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$162,576	$—	$—	$162,576
Marketable securities — available-for-sale	423,354	—	—	423,354
Total	$585,930	$—	$—	$585,930
Liabilities:
Interest rate swap	$—	$10,427	$—	$10,427

September 27, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$509,395	$—	$—	$509,395
Liabilities:
Interest rate swap	$—	$20,588	$—	$20,588

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the twelve and twenty-eight weeks ended April 11, 2010, the Company recorded fair value adjustments totaling approximately $0.1 million and $1.9 million, respectively, reducing the carrying value of related property and equipment to zero. Fair value adjustments were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Direct store expenses	$33	$12,944	$979	$14,369
Relocation, store closure and lease termination costs	112	82	896	701
Total impairment of fixed assets	$145	$13,026	$1,875	$15,070

(4) FTC Settlement Agreement

The Federal Trade Commission (“FTC”) challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. The Company reached a settlement agreement with the FTC, and received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009 after a 30-day public comment period. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009:  leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture period was extended by the FTC until March 8, 2010 to allow for good faith offers that were not finalized for six operating and two non-operating former Wild Oats stores as well as Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. At the conclusion of the divestiture period, the divestiture trustee submitted buyers awaiting FTC approval for a total of two operating and one non-operating former Wild Oats stores, as well as the Wild Oats trademarks and intellectual property. The 11 remaining operating stores and 18 non-operating stores may be retained by the Company without further obligation to attempt to divest.

Pursuant to the FTC’s approval of the final consent order, the Company recorded adjustments during the second half of fiscal year 2009 totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at April 11, 2010 was approximately $0.1 million. Additionally, the Company recorded adjustments totaling approximately $2.7 million during the twelve weeks ended April 11, 2010 to measure the store closure reserve related to the remaining non-operating store at fair value. The Company has determined that these locations do not meet the conditions for reporting their results in discontinued operations. Cash expenses relating to legal and trustee fees are not expected to be material. No material charges are expected related to the potential sale of the two operating stores, the one non-operating property for which a lease liability reserve is already recorded, or the trademarks and intellectual property which have been fully amortized.

(5) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	April 11,	September 27,
	2010	2009
Land	$48,928	$48,928
Buildings and leasehold improvements	1,764,673	1,687,103
Capitalized real estate leases	24,874	24,874
Fixtures and equipment	1,237,034	1,187,195
Construction in progress and equipment not yet in service	126,918	130,068
	3,202,427	3,078,168
Less accumulated depreciation and amortization	(1,306,962)	(1,180,315)
	$1,895,465	$1,897,853

Depreciation expense related to property and equipment totaled approximately $60.7 and $141.3 million for the twelve and twenty-eight weeks ended April 11, 2010, respectively. During the same periods of the prior fiscal year, depreciation expense related to property and equipment totaled approximately $58.7 million and $136.4 million, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $8.3 million and $9.6 million at April 11, 2010 and September 27, 2009, respectively. During the twelve weeks ended April 11, 2010, the Company sold certain land and idle buildings that had been held for sale totaling approximately $4.8 million at September 27, 2009. Total proceeds, net of closing costs, were approximately $8.0 million, resulting in a gain on the sale of assets of approximately $3.2 million. The gain was included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations. Additionally, the Company held approximately $2.3 million, net of accumulated depreciation, related to certain buildings and equipment held for sale as of April 11, 2010 in the “Prepaid expenses and other current assets” line item on the Consolidated Balance Sheets.

(6) Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually at the beginning of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. There were no impairments of goodwill during the twenty-eight weeks ended April 11, 2010 or April 12, 2009. The Company recorded goodwill adjustments of approximately $2.6 million and $2.3 million, related to actual exit costs of certain restructuring reserves related to the Wild Oats acquisition, during the twenty-eight weeks ended April 11, 2010 and April 12, 2009, respectively.

Indefinite-lived intangible assets are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. There were no impairments of indefinite-lived intangible assets during the twenty-eight weeks ended April 11, 2010 or April 12, 2009.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately zero and $0.5 million, primarily consisting of acquired leasehold rights, during the twelve and twenty-eight weeks ended April 11, 2010, respectively. During the twelve and twenty-eight weeks ended April 12, 2009 we acquired definite-lived intangible assets totaling approximately $0.4 million, primarily consisting of acquired leasehold rights. There were no impairments of definite-lived intangible assets during the twenty-eight weeks ended April 11, 2010. The Company recorded impairment charges related to certain definite-lived intangible assets during the twelve and twenty-eight weeks ended April 12, 2009, totaling approximately $0.1 million and $0.3 million, respectively. Asset impairment charges were included in the “Direct store expenses” line item on the Consolidated Statements of Operations. Amortization associated with intangible assets totaled approximately $1.3 million and $3.2 million for the twelve and twenty-eight weeks ended April 11, 2010, and approximately $1.6 million and $3.7 million, respectively, for the same periods in the prior fiscal year.

The components of intangible assets were as follows (in thousands):

	April 11, 2010		September 27, 2009
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,646	$—	$1,566	$—
Definite-lived contract-based	96,753	(28,107)	96,515	(25,105)
Definite-lived marketing-related and other	225	(190)	225	(166)
	$98,624	$(28,297)	$98,306	$(25,271)

Amortization associated with the net carrying amount of intangible assets at April 11, 2010 is estimated to be $2.7 million for the remainder of fiscal year 2010, $5.7 million in fiscal year 2011, $5.7 million in fiscal year 2012, $4.9 million in fiscal year 2013, $4.8 million in fiscal year 2014, and $4.5 million in fiscal year 2015.

(7) Reserves for Closed Properties

Following is a summary of store closure reserves activity during the twenty-eight weeks ended April 11, 2010 and fiscal year ended September 27, 2009 (in thousands):

	April 11,	September 27,
	2010	2009
Beginning balance	$69,228	$69,269
Additions	2,951	8,276
Usage	(11,626)	(17,841)
Adjustments	5,805	9,524
Ending balance	$66,358	$69,228

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. During the twenty-eight weeks ended April 11, 2010, the Company did not record any additional reserves related to new closures. Usage included approximately $4.6 million and $4.2 million in termination fees related to certain idle properties, and approximately $7.0 million and $13.7 million in ongoing cash rental payments during the twenty-eight weeks ended April 11, 2010 and fiscal year ended September 27, 2009, respectively. During the first quarter of fiscal year 2010, the Company recognized charges for adjustments of approximately $10.1 million related to increases in reserves primarily due to changes in certain subtenant income estimates related to the continued depression in the commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” Additionally, during the twenty-eight weeks ended April 11, 2010 the Company recorded goodwill adjustments of approximately $2.6 million.

(8) Long-Term Debt

The Company has outstanding a $700 million, five-year term loan agreement that expires in 2012. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At April 11, 2010 we were in compliance with all applicable debt covenants. On May 12, 2010 the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement.

The Company also has outstanding a $350 million revolving line of credit that extends to 2012. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At April 11, 2010 and September 27, 2009 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $337.7 million and $335.2 million by outstanding letters of credit totaling approximately $12.3 million and $14.8 million at April 11, 2010 and September 27, 2009, respectively.

During fiscal year 2008, the Company entered into an interest rate swap agreement, which expires in October 2010, with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. Hedge ineffectiveness was not material during the twenty-eight weeks ended April 11, 2010 or the same period of the prior fiscal year.

The interest rate swap agreement does not contain a credit-risk-related contingent feature. The carrying amount of the Company’s interest rate swap totaled approximately $10.4 million and $20.6 million at April 11, 2010 and September 27, 2009, respectively. The Company had accumulated net derivative losses of approximately $6.2 million and $12.6 million, net of taxes, in accumulated other comprehensive income as of April 11, 2010 and September 27, 2009, respectively, related to this cash flow hedge. These losses are being recognized as an adjustment to interest expense over the same period in which the interest costs on the related debt are recognized. During the twelve and twenty-eight weeks ended April 11, 2010 the Company had reclassified approximately $3.0 million and $7.0 million, respectively, from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations. During the twelve and twenty-eight weeks ended April 12, 2009 the Company had reclassified approximately $2.2 million and $3.3 million, respectively, from accumulated other comprehensive income related to ongoing interest payments. The Company expects to reclass approximately $10.4 million from accumulated other comprehensive income to interest expense over the remaining life of the agreement.

(9) Redeemable Preferred Stock

During the first quarter of fiscal year 2009, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. The Series A Preferred Stock was classified as temporary shareholders’ equity at September 27, 2009 since the shares were (i) redeemable at the option of the holder and (ii) had conditions for redemption which are not solely within the control of the Company. The holders of the Series A Preferred Stock were entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash. The Company paid cash dividends on the Series A Preferred Stock totaling zero and $8.5 million during the twelve and twenty-eight weeks ended April 11, 2010. During the twelve and twenty-eight weeks ended April 12, 2009 the Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million and approximately $11.3 million, respectively.

On October 23, 2009 the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption on November 27, 2009 in accordance with the terms governing such Series A Preferred Stock. On November 26, 2009 the holders converted all 425,000 outstanding shares of the Series A Preferred Stock. The Series A Preferred Stock was converted to common stock based on the quotient of (i) the liquidation preference plus accrued dividends and (ii) 1,000, multiplied by the conversion rate of 68.9655. At the conversion date, the liquidation preference of the Series A Preferred Stock of $425 million and accrued dividends of approximately $5.2 million converted into approximately 29.7 million shares of common stock of the Company.

(10) Comprehensive Income

Our comprehensive income was comprised of net income; unrealized losses on investments; unrealized losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes.

Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Net income	$67,451	$35,258	$122,606	$67,587
Foreign currency translation adjustments, net	(1,312)	(490)	1,794	(15,701)
Reclassification adjustments for amounts included in net income, net	3,046	2,189	7,025	3,283
Unrealized losses, net	(183)	845	(633)	(9,998)
Comprehensive income	$69,002	$37,802	$130,792	$45,171

Unrealized loss on investments, net of tax, totaled approximately $50,000 and $60,000 for the twelve and twenty-eight weeks ended April 11, 2010. At April 11, 2010, accumulated other comprehensive loss consisted of foreign currency translation adjustment gains of approximately $1.0 million and unrealized losses on cash flow hedge instruments and investments of approximately $6.2 million, net of related income tax effect of approximately $4.2 million.

(11) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 11, 2010 includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options. Additionally, the computation of diluted earnings per share for the twenty-eight weeks ended April 11, 2010 includes the assumed conversion of Series A Preferred Stock.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Income available to common shareholders (numerator for basic earnings per share)	$67,451	$27,324	$117,128	$55,120
Preferred stock dividends	—	—	5,478	—
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$67,451	$27,324	$122,606	$55,120
Weighted average common shares outstanding (denominator for basic earnings per share)	170,893	140,404	161,476	140,362
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	933	—	654	—
Assumed conversion of redeemable preferred stock	—	—	8,823	—
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	171,826	140,404	170,953	140,362

Basic earnings per share	$0.39	$0.19	$0.73	$0.39

Diluted earnings per share	$0.39	$0.19	$0.72	$0.39

The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 11, 2010 does not include options to purchase approximately 12.2 million shares and 12.3 million shares of common stock, respectively, due to their antidilutive effect. For the twelve and twenty-eight weeks ended April 12, 2009, the computation of diluted earnings per share does not include options to purchase approximately 16.6 million shares and 16.9 million shares of common stock, respectively, or the conversion of Series A Preferred Stock to approximately 29.3 million shares and 19.6 million shares, respectively, of common stock due to their antidilutive effect.

(12) Share-Based Payments

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2009 Stock Incentive Plan. Under this plan, options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date and have a five or seven year term. The market value of the stock is determined as the closing stock price at the grant date.  At April 11, 2010 and September 27, 2009 there were approximately 15.8 million and 15.4 million shares, respectively, of our common stock available for future stock option grants.

Total unrecognized share-based payment expense related to nonvested stock options, net of estimated forfeitures, was approximately $25.1 million as of the end of the second quarter of fiscal year 2010 and related to approximately 4.7 million shares. We anticipate this expense to be recognized over a weighted average period of approximately 2.4 years.

Share-based payment expense recognized during the twelve and twenty-eight weeks ended April 11, 2010 totaled approximately $3.9 million and $9.2 million, respectively. Share-based payment expense recognized during the twelve and twenty-eight weeks ended April 12, 2009 totaled approximately $2.4 million and $6.1 million, respectively. All share-based payment expense consisted entirely of stock option expense. The second quarter of fiscal year 2009 included a $0.5 million credit adjustment to the expense recognized for the acceleration of stock options in September 2005, to adjust for actual experience. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Cost of goods sold and occupancy costs	$165	$49	$385	$172
Direct store expenses	2,265	1,277	5,295	3,467
General and administrative expenses	1,502	1,027	3,493	2,503
Share-based payment expense before income taxes	3,932	2,353	9,173	6,142
Income tax benefit	(1,587)	(1,082)	(3,699)	(2,513)
Net share-based payment expense	$2,345	$1,271	$5,474	$3,629

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of April 11, 2010.

(14) Subsequent Events

On May 12, 2010, the Company repaid the $210 million portion of its $700 million term note maturing in 2012 that was not subject to an interest rate swap agreement. The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including general business conditions, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

General

Whole Foods Market, Inc. is the leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of April 11, 2010, we operated 292 stores: 281 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. Fiscal years 2010 and 2009 are fifty-two week years.

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

As the economy and consumer confidence improves, we are gaining back customers at a faster rate than our competitors. Our value work in perishables clearly has resonated with our customers as evidenced by our strong rebounds in perishable sales. Our 7.7% identical store sales growth was driven by healthy increases in both transaction count and basket size, with about two-thirds of the increase coming from higher transaction counts. With the average price per item remaining flat, our first increase in basket size since the fourth quarter of fiscal year 2008 was driven entirely by our customers putting more items into their basket. We remain focused on continuing to strike the right balance between driving sales, improving our value offerings, and maintaining margin. While many of our competitors have wavered on their pricing strategies, we are committed to our goal of offering competitive prices on known value items, day in and day out, along with robust promotional programs.

Outlook for Fiscal Year 2010

Based on year-to-date results through the second quarter, the Company has raised its sales outlook for the full fiscal year 2010 to sales growth of 11.0% to 12.0%, comparable store sales growth of 6.0% to 7.0%, and identical store sales growth of 5.5% to 6.5%. The Company has no relocations or significant expansions this fiscal year, so after the Lincoln Park store cycles over its opening in May, comparable and identical store sales growth will be the same.

The Company expects operating margin of 4.6% to 4.7% for fiscal year 2010. For the third and fourth quarters, the Company does not expect to generate the same high level of year-over-year basis point improvement in gross profit as a percentage of sales, excluding LIFO, that it produced in the first half of the year, as the Company has cycled over the shift in its pricing strategy that occurred in the first half of last year. In addition, the Company is committed to maintaining its relative price positioning which might require a higher level of price investments going forward if favorable buying opportunities are not available to the same extent they have been in the past.

The Company expects general and administrative expenses as a percentage of sales for the full fiscal year 2010 to be in line with year-to-date fiscal year 2010 results of 2.9% excluding FTC-related legal fees. The Company expects pre-opening and relocation costs for the full fiscal year 2010 to be in the range of $58 million to $60 million. Capital expenditures for the fiscal year are expected to be in the range of $300 million to $350 million. The Company expects to open 16 new stores this year, nine of which have already opened, translating to a 6.1% increase in ending square footage. The Company expects to produce cash flows from operations in excess of its capital expenditure requirements on an annual basis, including sufficient cash flow to fund the 47 stores in its current development pipeline.

The Company expects diluted earnings per share to range from $1.33 to $1.37 for fiscal year 2010.

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.7	65.3	65.3	66.0
Gross profit	35.3	34.7	34.7	34.0
Direct store expenses	26.2	26.9	26.4	26.7
General and administrative expenses	3.0	3.1	2.9	3.2
Pre-opening expenses	0.6	0.7	0.5	0.6
Relocation, store closure and lease termination costs	(0.1)	0.3	0.2	0.2
Operating income	5.7	3.7	4.7	3.2
Interest expense	(0.4)	(0.4)	(0.4)	(0.5)
Investment and other income (expense)	0.1	—	0.1	—
Income before income taxes	5.4	3.3	4.4	2.7
Provision for income taxes	2.2	1.4	1.8	1.1
Net income	3.2	1.9	2.6	1.6
Preferred stock dividends	—	0.4	0.1	0.3
Income available to common shareholders	3.2%	1.5%	2.5%	1.3%

Figures may not sum due to rounding.

Sales increased approximately 13.4% and 9.7% for the twelve and twenty-eight weeks ended April 11, 2010, respectively, over the same periods of the prior fiscal year. Comparable store sales increased 8.7% and 5.7% for the twelve and twenty-eight weeks ended April 11, 2010, respectively, and identical store sales increased 7.7% and 4.7%, respectively. As of April 11, 2010, there were 279 locations in the comparable store base. Identical store sales for the twelve weeks ended April 11, 2010 exclude four relocated stores from the comparable calculation to reduce the impact of square footage growth on the comparison. Identical store sales for the twenty-eight weeks ended April 11, 2010 exclude five relocated stores and two major expansions. The number of stores open fifty-two weeks or less equaled 16 at April 11, 2010. The sales increase contributed by stores open less than fifty-two weeks totaled approximately $115.9 million and $235.6 million for the twelve and twenty-eight weeks ended April 11, 2010, respectively.

The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 11, 2010 was approximately 35.3% and 34.7%, respectively, compared to approximately 34.7% and 34.0%, respectively, for the same periods of the prior fiscal year. Factors contributing to the increases in gross profit as a percentage of sales include lower cost of goods sold driven by better purchasing and distribution disciplines, and improved store-level execution, particularly in terms of shrink control and inventory management. For the twelve and twenty-eight weeks ended April 11, 2010, the Company recognized a LIFO credit totaling approximately $3.0 million and $2.8 million, respectively, compared to no charge and a charge of approximately $3.6 million for the same periods of the prior fiscal year, respectively. For the third quarter in a row, year-over-year declines in inventory levels are driving improvements in inventory turns. Our gross profit may vary throughout the year depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation.

Direct store expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 11, 2010 were approximately 26.2% and 26.4%, respectively, compared to approximately 26.9% and 26.7%, respectively, for the same periods of the prior fiscal year. During the second quarter of fiscal year 2009, the Company recorded impairment charges on long-lived assets related to operating locations totaling approximately $13.0 million.

General and administrative expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 11, 2010 were approximately 3.0% and 2.9%, respectively, compared to approximately 3.1% and 3.2%, respectively, for the same periods of the prior fiscal year. FTC-related legal costs incurred during the twelve and twenty-eight weeks ended April 11, 2010 totaled approximately $0.8 million and $1.5 million, respectively, compared to approximately $2.8 million and $13.9 million, respectively, for the same periods of the prior fiscal year.

Pre-opening expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 11, 2010 were approximately 0.6% and 0.5%, respectively, compared to approximately 0.7% and 0.6%, respectively, for the same periods of the prior fiscal year. Currently, rent expense has generally been incurred beginning approximately nine months prior to a store’s opening date as compared to approximately 13 months for stores opened during fiscal year 2009.

Relocation, store closure and lease termination costs as a percentage of sales for the twelve and twenty-eight weeks ended April 11, 2010 were a credit of approximately 0.1% and expense of approximately 0.2%, respectively, compared to expenses of approximately 0.3% and 0.2%, respectively, for the same periods of the prior fiscal year. During the twelve and twenty-eight weeks ended April 11, 2010, the Company recorded additional lease termination costs totaling approximately $1.2 million and $11.3 million, respectively, compared to approximately $1.9 million and $3.8 million during the same periods of the prior year, respectively, to increase reserves for closed properties due to the downturn in the real estate market and actual exit costs. These adjustments during the twelve weeks ended April 11, 2010 were offset by a gain of approximately $3.2 million from the sale of a non-operating property and a reduction of approximately $2.9 million in store closure reserve liabilities related to one store to be sold under the FTC settlement and one early lease termination. During the twelve and twenty-eight weeks ended April 12, 2009, the Company recorded reserves on stores closed during these periods totaling approximately $1.3 million and $2.4 million, respectively. The Company continues to evaluate store closure reserve adjustments primarily related to changes in certain subtenant income estimates driven by the outlook for the commercial real estate market.

The number of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
New stores	3	2	9	5
Relocated stores	—	1	—	3

Interest expense for the twelve and twenty-eight weeks ended April 11, 2010 totaled approximately $7.8 million and $18.3 million, respectively, compared to approximately $7.7 million and $21.3 million, respectively, for the same periods of the prior fiscal year. The decrease in interest expense for the twenty-eight weeks ended April 11, 2010 compared to the same period of the prior year is due primarily to interest expense related to amounts outstanding on the Company’s revolving line of credit during the first quarter of fiscal year 2009. The Company had no amounts outstanding on its revolving line of credit during the twenty-eight weeks ended April 11, 2010.

Investment and other income or expense, which includes investment gains and losses, interest income, rental income and other income, totaled approximately $1.9 million and $3.7 million for the twelve and twenty-eight weeks ended April 11, 2010 compared to net expense of approximately $0.6 million and income of approximately $1.2 million for the same periods of the prior fiscal year. The increases were due primarily to investment income earned on investments in available-for-sale securities during fiscal year 2010.

Income taxes for the twelve and twenty-eight weeks ended April 11, 2010 resulted in an effective tax rate of approximately 40.5% and 40.7%, respectively, compared to approximately 42.5% and 42.0%, respectively, for the same periods of the prior fiscal year.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Cost of goods sold and occupancy costs	$165	$49	$385	$172
Direct store expenses	2,265	1,277	5,295	3,467
General and administrative expenses	1,502	1,027	3,493	2,503
Share-based payment expense before income taxes	3,932	2,353	9,173	6,142
Income tax benefit	(1,587)	(1,082)	(3,699)	(2,513)
Net share-based payment expense	$2,345	$1,271	$5,474	$3,629

Liquidity and Capital Resources and Changes in Financial Condition

The following table summarizes the Company’s cash and short-term investments (in thousands):

	April 11,	September 27,
	2010	2009
Cash and cash equivalents	$215,209	$430,130
Short-term investments — available-for-sale securities	376,242	—
Restricted cash	87,207	71,023
Total	$678,658	$501,153

We generated cash flows from operating activities totaling approximately $343.0 million during the twenty-eight weeks ended April 11, 2010 compared to approximately $315.1 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. During the twenty-eight weeks ended April 11, 2010, increased cash flows from operating activities were driven by increased net income and an increase in cash provided by changes in operating working capital.

Net cash used in investing activities totaled approximately $587.1 million for the twenty-eight weeks ended April 11, 2010 compared to approximately $185.9 million for the same period of the prior fiscal year. The Company purchased available-for-sale securities of approximately $350.7 million and $615.5 million during the twelve and twenty-eight weeks ended April 11, 2010, respectively. During the twenty-eight weeks ended April 11, 2010, the Company invested approximately $422.8 million, net of sales, in available-for-sale securities, and at April 11, 2010 had short-term investments in available-for-sale securities totaling approximately $376.2 million and long-term investments in available-for-sale securities totaling approximately $47.1 million. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 11, 2010 totaled approximately $147.0 million, of which approximately $111.0 million was for new store development and approximately $36.0 million was for remodels and other additions. Capital expenditures for the twenty-eight weeks ended April 12, 2009 totaled approximately $185.2 million, of which approximately $142.5 million was for new store development and approximately $42.7 million was for remodels and other additions. Subsequent to the end of the second quarter of fiscal year 2010, the Company signed an asset purchase agreement for two stores in Chattanooga, TN and Asheville, NC which is expected to close in late May 2010.

The following table provides information about the Company’s store development activities during fiscal year 2009 and fiscal year-to-date through May 12, 2010:

			Properties	Total
	Stores opened	Stores opened	tendered	leases signed
	during Fiscal	during Fiscal	as of	as of
	Year 2009	Year 2010	May 12, 2010	May 12, 2010(1)
Number of stores (including relocations)	15	12	13	47
Number of relocations	6	—	1	10
Number of lease acquisitions, ground leases and owned properties	4	—	4	4
New areas	1	4	1	5
Average store size (gross square feet)	53,500	42,300	40,200	42,900
Total square footage	801,800	507,500	522,600	2,064,700
Average tender period in months	12.6	9.1
Average pre-opening expense per store(2)	$3.0 million	$2.5 million
Average pre-opening rent per store	$1.3 million	$0.8 million

(1)Includes leases for properties tendered

(2)Includes rent

The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal year 2010 through 2013 based on the Company’s current development pipeline. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 47 stores in our store development pipeline. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

			Average		Ending
			new store	Ending	square
	Total		square	square	footage
	openings	Relocations	footage	footage(1)	growth
Fiscal year 2010 remaining stores in development	4	—	42,400	11,209,100	6.1%
Fiscal year 2011 stores in development	17	5	38,700	11,796,000	5.2%
Fiscal year 2012 stores in development	15	1	44,300	12,382,700	5.0%
Fiscal year 2013 stores in development	11	4	47,700	12,747,300	2.9%
Total	47	10	42,900

(1)Reflects year-to-date store openings and closures in 2010 and three major expansions in development in 2011.

Net cash provided by financing activities was approximately $27.6 million for the twenty-eight weeks ended April 11, 2010 compared to approximately $205.8 million for the same period of the prior fiscal year. Net proceeds from the issuance of redeemable preferred stock for the twenty-eight weeks ended April 12, 2009 totaled approximately $413.1 million. The Company made no borrowings on its revolving line of credit for the twenty-eight weeks ended April 11, 2010 compared to $123.0 million for the same period of the prior fiscal year. Payments on debt and capital lease obligations totaled approximately $0.1 million for the twenty-eight weeks ended April 11, 2010 compared to approximately $320.9 million for the same period of the prior fiscal year.

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. On October 23, 2009 the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption in accordance with the terms governing such Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009 at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted by the holders thereof. On November 26, 2009 the holders converted all 425,000 outstanding shares of Series A Preferred Stock into approximately 29.7 million shares of common stock of the Company. The Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million during the first quarter of fiscal year 2010.

The Company has outstanding a $700 million, five-year term loan agreement due in 2012. Subsequent to the end of the second quarter of fiscal year 2010, the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement. The Company also has outstanding a $350 million revolving line of credit, secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. No amounts were drawn under the agreement at April 11, 2010 and September 27, 2009. The amount available to the Company under the agreement at April 11, 2010 was effectively reduced to approximately $337.7 million by outstanding letters of credit totaling approximately $12.3 million. Standard & Poor’s credit rating agency currently rates the Company BB- with a positive rating outlook, and Moody’s credit rating agency currently rates the Company Ba3 with a positive rating outlook.

Net proceeds to the Company from team members’ stock plans for the twenty-eight weeks ended April 11, 2010 totaled approximately $34.3 million compared to approximately $2.0 million for the same period of the prior fiscal year. At April 11, 2010 and September 27, 2009 there were approximately 15.8 million and 15.4 million shares, respectively, of our common stock available for future grants. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success.

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

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $1.6 million for the twenty-eight weeks ended April 11, 2010 compared to a decrease totaling approximately $3.4 million for the same period of the prior fiscal year. These changes reflect the relative strengthening or weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during these periods, respectively.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of April 11, 2010 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Long-term debt obligations	$700,000	$—	$700,000	$—	$—
Estimated interest on long-term debt obligations	45,690	28,811	16,879	—	—
Capital lease obligations (including interest)	38,020	2,064	4,170	4,224	27,562
Operating lease obligations(1)	5,950,067	275,731	629,600	656,760	4,387,976
Total	$6,733,777	$306,606	$1,350,649	$660,984	$4,415,538

(1)Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 11, 2010 were approximately $18.1 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at April 11, 2010 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 8 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Part I. Item 1. Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds money market fund investments that are classified as cash equivalents and restricted cash. Additionally, the Company holds available-for-sale securities generally consisting of state and local government obligations. We had cash equivalent investments and restricted cash investments totaling approximately $75.4 million and $87.2 million at April 11, 2010, respectively. We had short-term investments totaling approximately $376.2 million and long-term investments totaling approximately $47.1 million at April 11, 2010. The Company had no available-for-sale securities at September 27, 2009. Interest rate fluctuations would affect the amount of interest income earned on these investments. All investments are recorded at fair value and are generally short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective of the end of the period covered by this report.

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

The Federal Trade Commission (“FTC”) challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. The Company reached a settlement agreement with the FTC, and received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009 after a 30-day public comment period. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009:  leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture period was extended by the FTC until March 8, 2010 to allow for good faith offers that were not finalized for six operating and two non-operating former Wild Oats stores as well as Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. At the conclusion of the divestiture period, the divestiture trustee submitted buyers awaiting FTC approval for a total of two operating and one non-operating former Wild Oats stores, as well as the Wild Oats trademarks and intellectual property. The 11 remaining operating stores and 18 non-operating stores may be retained by the Company without further obligation to attempt to divest.

Pursuant to the FTC’s approval of the final consent order, the Company recorded adjustments during the second half of fiscal year 2009 totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. The total fair value associated with these locations at April 11, 2010 was approximately $0.1 million. Additionally, the Company recorded adjustments totaling approximately $2.7 million during the twelve weeks ended April 11, 2010 to measure the store closure reserve related to the remaining non-operating store at fair value. The Company has determined that these locations do not meet the conditions for reporting their results in discontinued operations. Cash expenses relating to legal and trustee fees are not expected to be material. No material charges are expected related to the potential sale of the two operating stores, the one non-operating property for which a lease liability reserve is already recorded, or the trademarks and intellectual property which have been fully amortized.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of April 11, 2010.

Item 5. Other Information

Whole Foods Retention Agreements

On May 20, 2010, the Board of Directors of Whole Foods Market Inc. approved a plan and form of retention agreement (the “Agreement”) for certain members of the Company’s management, including one of the Company’s Co-Chief Executive Officers, Chief Financial Officer and the two other most highly compensated executive officers of the Company for fiscal 2009 (the “named executive officers”).  The Agreement provides certain benefits to covered persons in exchange for a “non-compete” agreement and other obligations, and also provides certain benefits to the covered persons in the event of a “change of control” (as defined in the Agreement). We believe these “non-compete” arrangements are beneficial to the Company and its shareholders because they will discourage the covered persons from competing with the Company.  We believe the “change of control” arrangements are beneficial to the Company and its shareholders because they will help provide the Company with the continued dedication of its leadership team; should a change of control be threatened, the covered persons’ compensation and benefits expectations will not thereby be called into question, allowing the leadership team to fully focus on the best interest of the Company and its shareholders.

In keeping with his voluntary decision to reduce his annual salary to $1 and forgo earning any future cash compensation, stock awards and/or options awards, John Mackey, Co-Chief Executive Officer, has opted not to execute such Agreement.

Pursuant to the Agreement, if at any time after the earlier to occur of a change of control or March 1, 2012, a covered person’s employment is terminated (a) other than for “cause” (as defined in the Agreement) or (b) by the covered person, and, within 45 days of such termination, the covered person signs a release, then, subject to the covered person’s continued compliance with the confidentiality provisions and non-compete restrictions of the Agreement, the covered person will receive the following:

•                  up to a designated amount, for a maximum of 5 years, paid in equal semiannual installments; provided that if the covered person voluntarily terminates employment without “good reason” (as defined in the Agreement), then unless the covered person has held his current position or one of several other designated positions with the Company for 15 years or more, such payment will be reduced by 20% for each year below 15 years of employment;

•                  all stock options granted to the covered person will vest and become immediately exercisable and remain exercisable until the earlier of the fifth anniversary of termination or the original expiration date of the stock option; and

•                  reimbursement by the Company of COBRA premiums paid by the covered person.

For each of Walter Robb, Co-Chief Executive Officer, and A.C. Gallo, President and Chief Operating Officer, the semiannual payment in exchange for a non-compete referred to in the first bullet above equals $800,000.  For each of Glenda Chamberlain, Executive Vice President and Chief Financial Officer, and Jim Sud, Executive Vice President of Growth and Business Development, the semiannual payment in exchange for a non-compete referred to in the first bullet above equals $600,000.

The Agreement also provides that for the two-year period following a change of control:

•                  the covered persons’ annual base salary will be at least equal to 12 times the highest monthly base salary rate applicable to the covered person in the one-year period immediately preceding the month in which the change of control occurs;

•                  the covered person’s annual bonus will be calculated according the formula used to calculate the covered person’s last annual bonus paid prior to the change of control (unless any comparable bonus under the Company’s successor plan would result in a higher payment to the covered person);

•                  the covered person will be entitled to participate in all long-term cash incentive, equity incentive, savings and retirement plans, practices, policies and programs applicable generally to similarly titled persons of the Company or affiliated companies, in each case not less favorable, in the aggregate, than most favorable of those provided by the Company and affiliated companies for such persons under such plans, practices, policies and programs as in effect prior to the change of control;

•                  the covered person will be eligible to participate in the Company’s medical, dental, disability, life and other insurance programs; and

•                  the covered person will receive certain other benefits consistent with those provided prior to the change of control.

In addition, during such two-year period, if the covered person is terminated other than for “cause” (as defined in the Agreement) or that if the covered person voluntarily terminates employment with “good reason” (as defined in the Agreement), then the covered person will be entitled to receive a lump sum amount equal to three times the sum of (a) the covered person’s annual base salary and (b) the average of the last three bonuses paid to the covered person.

Item 6. Exhibits

Exhibit      22.1               Submission of Matters to a Vote of Security Holders (1)

Exhibit      31.1               Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a — 14(a)

Exhibit      31.2               Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a — 14(a)

Exhibit      31.3               Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a — 14(a)

Exhibit      32.1               Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit      32.2               Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit      32.3               Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)          Filed as Item 5.07 in Registrant’s Form 8-K filed March 8, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	May 21, 2010	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)