Form 10-Q
period 2010-07-04
WHOLE FOODS MARKET INC
filed 2010-08-13
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended July 4, 2010;

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 4, 2010 was 171,898,661 shares.

Whole Foods Market, Inc.

Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), July 4, 2010 and September 27, 2009	3

Consolidated Statements of Operations (unaudited), for the twelve and forty weeks ended July 4, 2010 and July 5, 2009	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the forty weeks ended July 4, 2010 and fiscal year ended September 27, 2009	5

Consolidated Statements of Cash Flows (unaudited), for the forty weeks ended July 4, 2010 and July 5, 2009	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signature	25

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

July 4, 2010 and September 27, 2009

(In thousands)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$136,144	$430,130
Short-term investments — available-for-sale securities	294,926	—
Restricted cash	86,814	71,023
Accounts receivable	122,421	104,731
Merchandise inventories	333,554	310,602
Prepaid expenses and other current assets	44,940	51,137
Deferred income taxes	103,508	87,757
Total current assets	1,122,307	1,055,380
Property and equipment, net of accumulated depreciation and amortization	1,888,310	1,897,853
Long-term investments — available-for-sale securities	57,364	—
Goodwill	665,210	658,254
Intangible assets, net of accumulated amortization	69,363	73,035
Deferred income taxes	76,525	91,000
Other assets	9,586	7,866
Total assets	$3,888,665	$3,783,388

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$402	$389
Accounts payable	203,294	189,597
Accrued payroll, bonus and other benefits due team members	235,934	207,983
Dividends payable	—	8,217
Other current liabilities	281,371	277,838
Total current liabilities	721,001	684,024
Long-term debt and capital lease obligations, less current installments	513,196	738,848
Deferred lease liabilities	284,950	250,326
Other long-term liabilities	69,600	69,262
Total liabilities	1,588,747	1,742,460

Series A redeemable preferred stock, $0.01 par value, 425 shares authorized, zero and 425 shares issued and outstanding in 2010 and 2009, respectively	—	413,052

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized, 171,899 and 140,542 shares issued and outstanding in 2010 and 2009, respectively	1,763,559	1,283,028
Accumulated other comprehensive loss	(4,713)	(13,367)
Retained earnings	541,072	358,215
Total shareholders’ equity	2,299,918	1,627,876
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,888,665	$3,783,388

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Sales	$2,163,181	$1,878,338	$6,908,400	$6,202,391
Cost of goods sold and occupancy costs	1,402,847	1,218,029	4,499,421	4,074,047
Gross profit	760,334	660,309	2,408,979	2,128,344
Direct store expenses	567,191	499,830	1,821,702	1,654,196
General and administrative expenses	68,153	52,592	206,629	192,024
Pre-opening expenses	8,692	10,763	33,137	38,616
Relocation, store closure and lease termination costs	728	18,209	10,452	27,937
Operating income	115,570	78,915	337,059	215,571
Interest expense	(7,421)	(7,688)	(25,757)	(28,964)
Investment and other income	1,543	1,326	5,236	2,528
Income before income taxes	109,692	72,553	316,538	189,135
Provision for income taxes	43,963	29,746	128,203	78,741
Net income	65,729	42,807	188,335	110,394
Preferred stock dividends	—	7,839	5,478	20,306
Income available to common shareholders	$65,729	$34,968	$182,857	$90,088

Basic earnings per share	$0.38	$0.25	$1.11	$0.64
Weighted average shares outstanding	171,653	140,439	164,529	140,385

Diluted earnings per share	$0.38	$0.25	$1.10	$0.64
Weighted average shares outstanding, diluted basis	172,601	140,439	171,395	140,385

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Forty weeks ended July 4, 2010 and fiscal year ended September 27, 2009

(In thousands)

			Accumulated
			other		Total
	Shares	Common	comprehensive	Retained	shareholders’
	outstanding	stock	income (loss)	earnings	equity
Balances at September 28, 2008	140,286	$1,266,141	$422	$239,461	$1,506,024
Net income	—	—	—	146,804	146,804
Foreign currency translation adjustments	—	—	(8,748)	—	(8,748)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	8,440	—	8,440
Change in unrealized losses, net of income taxes	—	—	(13,481)	—	(13,481)
Comprehensive income					133,015
Redeemable preferred stock dividends	—	—	—	(28,050)	(28,050)
Issuance of common stock pursuant to team member stock plans	256	4,286	—	—	4,286
Excess tax benefit related to exercise of team member stock options	—	54	—	—	54
Share-based payment expense	—	12,795	—	—	12,795
Other	—	(248)	—	—	(248)
Balances at September 27, 2009	140,542	1,283,028	(13,367)	358,215	1,627,876
Net income	—	—	—	188,335	188,335
Foreign currency translation adjustments	—	—	(1,009)	—	(1,009)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	10,019	—	10,019
Change in unrealized losses, net of income taxes	—	—	(356)	—	(356)
Comprehensive income					196,989
Redeemable preferred stock dividends	358	5,195	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	413,052
Issuance of common stock pursuant to team member stock plans	1,688	43,953	—	—	43,953
Excess tax benefit related to exercise of team member stock options	—	2,960	—	—	2,960
Share-based payment expense	—	15,371	—	—	15,371
Balances at July 4, 2010	171,899	$1,763,559	$(4,713)	$541,072	$2,299,918

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 4,	July 5,
	2010	2009
Cash flows from operating activities
Net income	$188,335	$110,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,073	204,291
Loss (gain) on disposition of fixed assets	(756)	2,138
Impairment of long-lived assets	2,020	22,164
Share-based payment expense	15,371	8,829
LIFO benefit	(6,519)	(2,177)
Deferred income tax expense (benefit)	(7,178)	32,488
Excess tax benefit related to exercise of team member stock options	(2,817)	—
Deferred lease liabilities	31,322	39,338
Other	(1,679)	5,141
Net change in current assets and liabilities:
Accounts receivable	(17,613)	8,912
Merchandise inventories	(14,558)	14,165
Prepaid expenses and other current assets	7,610	24,711
Accounts payable	13,722	(9,495)
Accrued payroll, bonus and other benefits due team members	27,771	9,728
Other current liabilities	12,023	(270)
Net change in other long-term liabilities	2,803	4,364
Net cash provided by operating activities	460,930	474,721
Cash flows from investing activities
Development costs of new locations	(143,379)	(196,949)
Other property and equipment expenditures	(56,388)	(55,182)
Purchase of available-for-sale securities	(888,947)	—
Sale of available-for-sale securities	536,794	—
Increase in restricted cash	(15,791)	(70,397)
Payment for purchase of acquired entities, net of cash acquired	(14,450)	—
Other investing activities	(1,075)	(884)
Net cash used in investing activities	(583,236)	(323,412)
Cash flows from financing activities
Preferred stock dividends paid	(8,500)	(19,833)
Issuance of common stock	43,896	2,705
Excess tax benefit related to exercise of team member stock options	2,817	—
Proceeds from issuance of redeemable preferred stock, net	—	413,052
Proceeds from long-term borrowings	—	123,000
Payments on long-term debt and capital lease obligations	(210,228)	(320,980)
Net cash provided by (used in) financing activities	(172,015)	197,944
Effect of exchange rate changes on cash and cash equivalents	335	(2,752)
Net change in cash and cash equivalents	(293,986)	346,501
Cash and cash equivalents at beginning of period	430,130	30,534
Cash and cash equivalents at end of period	$136,144	$377,035

Supplemental disclosures of cash flow information:
Interest paid	$38,494	$42,059
Federal and state income taxes paid	$136,195	$27,647
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$418,247	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

July 4, 2010

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2010 and 2009 are fifty-two week fiscal years. We have one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Sales:
United States	97.0%	97.1%	97.0%	97.3%
Canada and United Kingdom	3.0%	2.9%	3.0%	2.7%
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area:

	July 4,	September 27,
	2010	2009
Long-lived assets, net:
United States	96.6%	96.5%
Canada and United Kingdom	3.4%	3.5%
Total long-lived assets, net	100.0%	100.0%

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

Effective September 28, 2009, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities. Specifically, the Company measures certain property and equipment and intangible assets at fair value resulting from impairment as applicable. The fair value is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections. When the Company determines assets related to an operating location are impaired, a charge to write down the related assets to fair value is included in the “Direct store expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

Effective January 18, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” Specifically, the Company updated the determination of a class of assets or liabilities for which separate fair value measurement should be disclosed and the need to disclose valuation techniques used to measure both recurring and nonrecurring Level 2 or Level 3 fair value measurements, based on clarified guidance. Expanded disclosures related to significant transfers in and out of Level 1 and Level 2, and the requirement related to the presentation of the Level 3 reconciliation are not applicable to the Company at July 4, 2010 as we had no transfers in valuation levels or Level 3 financial assets and liabilities.

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

(3) Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash and available-for-sale marketable securities generally consisting of state and local government obligations that are measured at fair value on a recurring basis, based on current market prices. The Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates expected interest rate curves. The Company held the following financial assets and liabilities at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

July 4, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$112,701	$—	$—	$112,701
Marketable securities — available-for-sale	352,290	—	—	352,290
Total	$464,991	$—	$—	$464,991
Liabilities:
Interest rate swap	$—	$5,177	$—	$5,177

September 27, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$509,395	$—	$—	$509,395
Liabilities:
Interest rate swap	$—	$20,588	$—	$20,588

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the twelve and forty weeks ended July 4, 2010, the Company recorded fair value adjustments totaling approximately $0.1 million and $2.0 million, respectively, reducing the carrying value of related property and equipment to zero. Fair value adjustments were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Direct store expenses	$127	$125	$1,106	$14,494
Relocation, store closure and lease termination costs	18	5,782	914	6,483
Total impairment of fixed assets	$145	$5,907	$2,020	$20,977

(4) FTC Settlement Agreement

The Federal Trade Commission (“FTC”) challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. The Company reached a settlement agreement with the FTC and received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009 after a 30-day public comment period. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009:  leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture period was extended by the FTC until March 8, 2010 to allow for good faith offers that were not finalized for six operating and two non-operating former Wild Oats stores as well as Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. At the conclusion of the divestiture period, the divestiture trustee submitted buyers awaiting FTC approval for a total of two operating and one non-operating former Wild Oats stores, as well as the Wild Oats trademarks and intellectual property. The FTC approved the sale of those properties and related intangible on June 18, 2010. These transactions were completed during the twelve weeks ended July 4, 2010. The 11 remaining operating stores and 18 non-operating stores have been retained by the Company without further obligation to attempt to divest.

Pursuant to the FTC’s approval of the final consent order, the Company recorded adjustments during the second half of fiscal year 2009 totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. Additionally, the Company recorded adjustments totaling approximately $0.2 million and $3.0 million during the twelve and forty weeks ended July 4, 2010, respectively, to measure the disposed assets and liabilities at fair value.

(5) Business Combination

Greenlife Grocery

On May 24, 2010, we completed the acquisition of certain assets of Greenlife Grocery, LLC (“Greenlife”) in exchange for approximately $14.5 million in cash plus the assumption of certain liabilities. The transaction has been recorded in accordance with ASC 805, “Business Combinations.” The assets acquired are all assets related to two natural foods supermarkets in Chattanooga, Tennessee and Asheville, North Carolina. Assets acquired included, but were not limited to, inventory, fixed assets, and the Greenlife trade name. The purchase price has been preliminarily allocated to tangible and identifiable intangible assets totaling approximately $5.4 million based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and identifiable intangible assets acquired of approximately $9.5 million have been recorded as goodwill. Results of these acquired operations are included in our consolidated statements of operations for the period beginning May 25, 2010 through July 4, 2010.

(6) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	July 4,	September 27,
	2010	2009
Land	$48,928	$48,928
Buildings and leasehold improvements	1,792,856	1,687,103
Capitalized real estate leases	24,874	24,874
Fixtures and equipment	1,299,582	1,187,195
Construction in progress and equipment not yet in service	80,334	130,068
	3,246,574	3,078,168
Less accumulated depreciation and amortization	(1,358,264)	(1,180,315)
	$1,888,310	$1,897,853

Depreciation expense related to property and equipment totaled approximately $61.8 and $203.1 million for the twelve and forty weeks ended July 4, 2010, respectively. During the same periods of the prior fiscal year, depreciation expense related to property and equipment totaled approximately $59.2 million and $195.6 million, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $7.8 million and $9.6 million at July 4, 2010 and September 27, 2009, respectively. During the second quarter of fiscal year 2010, the Company sold certain land and idle buildings that had been held for sale totaling approximately $4.8 million at September 27, 2009. Total proceeds, net of closing costs, were approximately $8.0 million, resulting in a gain on the sale of assets of approximately $3.2 million. The gain was included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations. Additionally, at July 4, 2010, the Company held approximately $1.8 million, net of accumulated depreciation, primarily related to certain leasehold improvements and fixtures held for sale included in the pending United Natural Foods, Inc. asset purchase agreement. These amounts are included in the “Prepaid expenses and other current assets” line item on the Consolidated Balance Sheets.

(7) Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually at the beginning of the fourth fiscal quarter, or more frequently if impairment indicators arise. We allocate goodwill to one reporting unit for goodwill impairment testing. There were no impairments of goodwill during the forty weeks ended July 4, 2010 or July 5, 2009. During the twelve weeks ended July 4, 2010, the Company acquired goodwill totaling approximately $9.5 million related to the Greenlife acquisition. The Company recorded goodwill adjustments of approximately $2.6 million and $2.3 million, primarily related to actual exit costs of certain restructuring reserves related to the Wild Oats acquisition, during the forty weeks ended July 4, 2010 and July 5, 2009, respectively.

Indefinite-lived intangible assets are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. There were no impairments of indefinite-lived intangible assets during the forty weeks ended July 4, 2010. During the forty weeks ended July 5, 2009, the Company recognized impairment charges totaling $0.4 million for liquor licenses related to locations included in the FTC settlement.

Definite-lived intangible assets are amortized over the useful life of the related agreement. We acquired definite-lived intangible assets totaling approximately $0.4 million, primarily consisting of intangibles associated with the Greenlife acquisition, and $0.9 million, primarily consisting of acquired leasehold rights, during the twelve and forty weeks ended July 4, 2010, respectively. During the twelve and forty weeks ended July 5, 2009 we acquired definite-lived intangible assets totaling approximately $0.9 million and $1.4 million, respectively, primarily consisting of acquired leasehold rights. There were no impairments of definite-lived intangible assets during the forty weeks ended July 4, 2010. The Company recorded impairment charges related to certain definite-lived intangible assets during the twelve and forty weeks ended July 5, 2009 totaling approximately $0.5 million and $0.8 million, respectively. Asset impairment charges of approximately $0.5 million were related to the FTC settlement and included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations, while approximately $0.3 million related to certain favorable lease assets and were included in the “Direct store expenses” line item on the Consolidated Statements of Operations. Amortization associated with intangible assets totaled approximately $1.4 million and $4.6 million for the twelve and forty weeks ended July 4, 2010, respectively, and approximately $2.4 million and $6.1 million for the same periods in the prior fiscal year, respectively.

The components of intangible assets were as follows (in thousands):

	July 4, 2010		September 27, 2009
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,646	$—	$1,566	$—
Definite-lived contract-based	96,767	(29,430)	96,515	(25,105)
Definite-lived marketing-related and other	591	(211)	225	(166)
	$99,004	$(29,641)	$98,306	$(25,271)

Amortization associated with the net carrying amount of intangible assets at July 4, 2010 is estimated to be $1.4 million for the remainder of fiscal year 2010, $5.8 million in fiscal year 2011, $5.8 million in fiscal year 2012, $4.9 million in fiscal year 2013, $4.8 million in fiscal year 2014, and $4.5 million in fiscal year 2015.

(8) Reserves for Closed Properties

Following is a summary of store closure reserves activity during the forty weeks ended July 4, 2010 and fiscal year ended September 27, 2009 (in thousands):

	July 4,	September 27,
	2010	2009
Beginning balance	$69,228	$69,269
Additions	4,148	8,276
Usage	(14,645)	(17,841)
Adjustments	4,990	9,524
Ending balance	$63,721	$69,228

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. During the forty weeks ended July 4, 2010, the Company did not record any additional reserves related to new closures. The Company recorded reserves totaling approximately $2.7 million related to five new closures during the fiscal year ended September 27, 2009. Usage included approximately $4.6 million and $4.2 million in termination fees related to certain idle properties, and approximately $10.1 million and $13.7 million in ongoing cash rental payments during the forty weeks ended July 4, 2010 and fiscal year ended September 27, 2009, respectively. During the forty weeks ended July 4, 2010 and fiscal year ended September 27, 2009, the Company recognized charges for net adjustments of approximately $7.6 million and $12.9 million, respectively, related to increases in reserves primarily due to changes in certain subtenant income estimates related to the continued depression in the commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” Additionally, the Company recorded goodwill adjustments of approximately $2.6 million during the forty weeks ended July 4, 2010 and fiscal year ended September 27, 2009.

(9) Long-Term Debt

The Company entered into a $700 million, five-year term loan agreement that expires in 2012. During the twelve weeks ended July 4, 2010 the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement. At July 4, 2010, the Company has outstanding $490 million under this agreement. The loan bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.75%, or LIBOR plus an applicable margin, currently 1.75%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The interest period on LIBOR borrowings may range from one to six months at our option. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At July 4, 2010 we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit that extends to 2012. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.875%, or LIBOR plus an applicable margin, currently 1.875%, based on the Company’s Moody’s and S&P rating. These applicable margins are currently the maximum allowed under these agreements. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. At July 4, 2010 and September 27, 2009 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $341.4 million and $335.2 million by outstanding letters of credit totaling approximately $8.6 million and $14.8 million at July 4, 2010 and September 27, 2009, respectively.

During fiscal year 2008, the Company entered into an interest rate swap agreement, which expires in October 2010, with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. Hedge ineffectiveness was not material during the forty weeks ended July 4, 2010 or the same period of the prior fiscal year.

The interest rate swap agreement does not contain a credit-risk-related contingent feature. The carrying amount of the Company’s interest rate swap totaled approximately $5.2 million and $20.6 million at July 4, 2010 and September 27, 2009, respectively. The Company had accumulated net derivative losses of approximately $3.1 million and $12.6 million, net of taxes, in accumulated other comprehensive income as of July 4, 2010 and September 27, 2009, respectively, related to this cash flow hedge. These losses are being recognized as an adjustment to interest expense over the same period in which the interest costs on the related debt are recognized. During the twelve and forty weeks ended July 4, 2010 the Company had reclassified approximately $5.0 million and $16.9 million, respectively, from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations. During the twelve and forty weeks ended July 5, 2009 the Company had reclassified approximately $4.1 million and $9.7 million, respectively, from accumulated other comprehensive income related to ongoing interest payments. The Company expects to reclass approximately $5.2 million from accumulated other comprehensive income to interest expense over the remaining life of the agreement.

(10) Equity

Redeemable Preferred Stock

During the first quarter of fiscal year 2009, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. The Series A Preferred Stock was classified as temporary shareholders’ equity at September 27, 2009 since the shares were (i) redeemable at the option of the holder and (ii) had conditions for redemption which are not solely within the control of the Company. The holders of the Series A Preferred Stock were entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash. The Company paid cash dividends on the Series A Preferred Stock totaling zero and $8.5 million during the twelve and forty weeks ended July 4, 2010. During the twelve and forty weeks ended July 5, 2009 the Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million and approximately $19.8 million, respectively.

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

Restricted Stock Issuance

On May 14, 2010 the Company awarded approximately 98,000 shares of restricted common stock pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuance on grant date totaled approximately $4.0 million. The stock will fully vest and all restrictions will lapse on August 14, 2010. The Company recorded approximately $2.3 million of share-based payment expense related to this transaction during the twelve weeks ended July 4, 2010. For further information, see Note 13 to the consolidated financial statements, “Share-Based Payments.”

(11) Comprehensive Income

Our comprehensive income was comprised of net income; unrealized gains and losses on investments; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Net income	$65,729	$42,807	$188,335	$110,394
Foreign currency translation adjustments, net	(2,803)	6,113	(1,009)	(9,588)
Reclassification adjustments for amounts included in net income	2,994	2,391	10,019	5,674
Unrealized gains (losses), net	277	(1,669)	(356)	(11,667)
Comprehensive income	$66,197	$49,642	$196,989	$94,813

Unrealized gains on investments, net of tax, totaled approximately $230,000 and $280,000 for the twelve and forty weeks ended July 4, 2010, respectively. Unrealized losses on investments, net of tax, totaled approximately $60,000 and $170,000 over the same periods. At July 4, 2010, accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of approximately $1.7 million and unrealized losses on cash flow hedge instruments and investments of approximately $3.0 million, net of related income tax effect of approximately $2.1 million.

(12) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for the twelve and forty weeks ended July 4, 2010 includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options. Additionally, the computation of diluted earnings per share for the forty weeks ended July 4, 2010 includes the assumed conversion of Series A Preferred Stock.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Income available to common shareholders (numerator for basic earnings per share)	$65,729	$34,968	$182,857	$90,088
Preferred stock dividends	—	—	5,478	—
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$65,729	$34,968	$188,335	$90,088
Weighted average common shares outstanding (denominator for basic earnings per share)	171,653	140,439	164,529	140,385
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	948	—	690	—
Assumed conversion of redeemable preferred stock	—	—	6,176	—
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	172,601	140,439	171,395	140,385

Basic earnings per share	$0.38	$0.25	$1.11	$0.64

Diluted earnings per share	$0.38	$0.25	$1.10	$0.64

The computation of diluted earnings per share for the twelve and forty weeks ended July 4, 2010 does not include options to purchase approximately 13.6 million shares and 12.7 million shares of common stock, respectively, due to their antidilutive effect. For the twelve and forty weeks ended July 5, 2009, the computation of diluted earnings per share does not include options to purchase approximately 16.0 million shares and 16.7 million shares of common stock, respectively, or the conversion of Series A Preferred Stock to approximately 29.3 million shares and 22.5 million shares of common stock, respectively, due to their antidilutive effect.

(13) Share-Based Payments

Our Company maintains several stock based incentive plans. We grant options to purchase common stock under our Whole Foods Market 2009 Stock Incentive Plan. Under this plan, options are granted at an option price equal to the closing price of the Company’s common stock on the grant date and generally vest ratably over a four-year period beginning one year from grant date and have a five or seven year term. During the twelve weeks ended July 4, 2010, the Company also granted options that vest over a nine-year period beginning one year from grant date, and have a ten year term. On July 4, 2010 and September 27, 2009 there were approximately 12.7 million and 15.4 million shares of our common stock, respectively, available for future stock option grants.

Our Company also offers a team member stock purchase plan to all full-time team members with a minimum of 400 hours of service. Participating team members may purchase Company common stock through payroll deductions. The plan provides for a 5% discount from the shares market value on the share purchase date which meets the share-based payment “Safe Harbor” provisions, and therefore is non-compensatory.

As of July 4, 2010 there was approximately $65.9 million of unrecognized share-based payment expense related to nonvested stock options, net of estimated forfeitures, related to approximately 5.7 million shares. We anticipate this expense to be recognized over a weighted average period of 3.44 years. To the extent the forfeiture rate is different than what we have anticipated, share-based payment expense related to these awards will differ from our expectations.

Share-based payment expense recognized during the twelve and forty weeks ended July 4, 2010 totaled approximately $6.2 million and $15.4 million, respectively, which included approximately $3.9 million and $13.1 million, respectively, related to stock options. Share-based payment expense for the twelve and forty weeks ended July 4, 2010 also included approximately $2.3 million associated with awards of restricted common stock and is included in the “General and administrative expenses” line item on the Consolidated Statements of Operations. Share-based payment expense recognized during the twelve and forty weeks ended July 5, 2009 totaled approximately $2.7 million and $8.8 million, respectively, and related entirely to stock options. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Cost of goods sold and occupancy costs	$194	$102	$579	$274
Direct store expenses	2,047	1,416	7,342	4,883
General and administrative expenses	3,957	1,169	7,450	3,672
Share-based payment expense before income taxes	6,198	2,687	15,371	8,829
Income tax benefit	(2,547)	(1,121)	(6,202)	(3,612)
Net share-based payment expense	$3,651	$1,566	$9,169	$5,217

On May 14, 2010, the Company issued its annual grant of options to team members and directors. The following table summarizes option activity during the first three quarters of fiscal year 2010:

			Weighted
	Number		average	Aggregate
	of options	Weighted	remaining	intrinsic
	outstanding	average	contractual life	value
	(in thousands)	exercise price	(in years)	(in thousands)
Outstanding options at September 27, 2009	18,317	$45.24
Options granted	3,128	40.80
Options exercised	(1,501)	27.49
Options forfeited	(238)	28.08
Options expired	(379)	55.68
Outstanding options at July 4, 2010	19,327	$45.91	3.21	$53,455
Options vested and expected to vest	18,670	$46.31	3.09	$47,811
Exercisable options at July 4, 2010	12,967	$52.71	1.91	$14,855

The weighted average fair value of options granted during fiscal year 2010 was $16.60. The aggregate intrinsic value of stock options at exercise, represented in the table above, for the forty weeks ended July 4, 2010 was approximately $12.3 million.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.26%	1.56%
Expected volatility	46.19%	52.31%
Expected life, in years	4.56	3.97

Risk-free interest rate is based on the US Treasury yield curve on the date of the grant for the time period equal to the expected term. Expected life is calculated in tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last four years. Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised halfway between vest and expiration date. Expected volatility is calculated using a ratio of implied volatility, derived through the Newton-Raphson method of bisection, and four or six-year historical volatilities based on the expected life of each tranche of options. The Company determined the use of both implied volatility and historical volatility represents a more consistent and accurate calculation of option fair value. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

In addition to the above valuation assumptions, the Company is required to estimate an annual forfeiture rate for unvested options and true up fair value expense accordingly. The Company monitors actual forfeiture experience and adjusts the rate from time to time as necessary.

(14) Commitments and Contingencies

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of July 4, 2010.

(15) Subsequent Events

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

General

Whole Foods Market, Inc. is the leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of July 4, 2010, we operated 298 stores: 287 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Our 8.4% identical store sales growth for the twelve weeks ended July 4, 2010 was driven primarily by transaction count along with a 1% increase in basket size. We believe our transaction count increases are being driven by a combination of our loyal customers shopping with us more frequently, prior customers returning to shop with us, and an increasing number of new customers entering our doors. Our increase in basket size was driven entirely by customers putting more items in their baskets. We have worked hard to improve our value image and believe our success in this regard has played a large role in the sales momentum we are seeing. The pass-through of select product cost increases was more than offset by our continued strategic price investments. Customers are still seeking value as demonstrated by continued strong sales growth in promotional and private label items; however, branded product sales growth is outpacing private label growth, and customers are selectively trading up to higher-priced items in certain areas.

Our internal benchmarking research indicates continued improvement in our price competitiveness during the twelve weeks ended July 4, 2010 relative to our regional and national competitors. Whole Foods Market is being looked at differently in this area according to our Nielsen study which shows improving trends in consumer sentiment around our value efforts and, even more importantly, as reflected in our continued strong sales growth relative to most other food retailers.

Outlook for Fiscal Year 2010

The following table provides additional information on the Company’s results through July 4, 2010 and expectations for the fourth quarter and fiscal year 2010:

		Estimated
	Forty weeks ended	fourth quarter	Estimated
	July 4, 2010	fiscal year 2010	fiscal year 2010
Sales growth	11.4%	12.8% — 13.8%	11.7% — 11.9%
Comparable store sales growth	6.7%	6.5% — 7.5%	6.6% — 6.8%
Identical store sales growth	5.9%	6.5% — 7.5%	6.0% — 6.2%
General and administrative expenses excluding FTC-related legal costs	2.9%	3.2%	3.0%
Pre-opening and relocation costs	$43.6 million	$8.0 — $9.5 million	$51 — $53 million
Diluted earnings per share	$1.10	$0.27 — $0.29	$1.37 — $1.39
Capital expenditures	$199.8 million	$50 — $60 million	$250 — $260 million

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.9	64.8	65.1	65.7
Gross profit	35.1	35.2	34.9	34.3
Direct store expenses	26.2	26.6	26.4	26.7
General and administrative expenses	3.2	2.8	3.0	3.1
Pre-opening expenses	0.4	0.6	0.5	0.6
Relocation, store closure and lease termination costs	—	1.0	0.2	0.5
Operating income	5.3	4.2	4.9	3.5
Interest expense	(0.3)	(0.4)	(0.4)	(0.5)
Investment and other income	0.1	0.1	0.1	—
Income before income taxes	5.1	3.9	4.6	3.0
Provision for income taxes	2.0	1.6	1.9	1.3
Net income	3.0	2.3	2.7	1.8
Preferred stock dividends	—	0.4	0.1	0.3
Income available to common shareholders	3.0%	1.9%	2.6%	1.5%

Figures may not sum due to rounding.

Sales increased approximately 15.2% and 11.4% for the twelve and forty weeks ended July 4, 2010, respectively, over the same periods of the prior fiscal year. Comparable store sales increased 8.8% and 6.7% for the twelve and forty weeks ended July 4, 2010, respectively, and identical store sales increased 8.4% and 5.9%, respectively. As of July 4, 2010, there were 280 locations in the comparable store base. Identical store sales for the twelve weeks ended July 4, 2010 exclude three relocated stores from the comparable calculation to reduce the impact of square footage growth on the comparison. Identical store sales for the forty weeks ended July 4, 2010 exclude five relocated stores and two major expansions. The number of stores open or acquired fifty-two weeks or less equaled 20 at July 4, 2010. The sales increase contributed by stores open or acquired fifty-two weeks or less totaled approximately $164.0 million and $244.8 million for the twelve and forty weeks ended July 4, 2010, respectively.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 4, 2010 was approximately 35.1% and 34.9%, respectively, compared to approximately 35.2% and 34.3% for the same periods of the prior fiscal year, respectively. For the twelve and forty weeks ended July 4, 2010, the Company recognized LIFO credits totaling approximately $3.7 million and $6.5 million, respectively, compared to credits totaling approximately $5.8 million and $2.2 million for the same periods of the prior fiscal year, respectively. Excluding the impact of LIFO, gross margin increased 13 basis points for the twelve weeks ended July 4, 2010 compared to the same period of the prior fiscal year due to an improvement in occupancy costs which helped offset slightly higher cost of goods sold as a percentage of sales. Now that we have fully cycled over the shift in our pricing strategy that occurred in the first half of 2009, we are not generating the same level of year-over-year improvement in gross margin as we saw in the first half of the year. In addition, we made strategic pricing decisions on select teams during the twelve weeks ended July 4, 2010 to position ourselves competitively in the marketplace. Our gross profit may vary throughout the year depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation or deflation.

Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 4, 2010 were approximately 26.2% and 26.4%, respectively, compared to approximately 26.6% and 26.7% for the same periods of the prior fiscal year, respectively. The decrease in direct store expenses as a percentage of sales for the twelve weeks ended July 4, 2010 was driven by reductions in salaries and benefits and depreciation expense as a percentage of sales. During the forty weeks ended July 5, 2009 the Company recorded impairment charges on long-lived assets related to operating locations totaling approximately $14.5 million.

General and administrative expenses as a percentage of sales for the twelve and forty weeks ended July 4, 2010 were approximately 3.2% and 3.0%, respectively, compared to approximately 2.8% and 3.1% for the same periods of the prior fiscal year, respectively. FTC-related legal costs incurred during the twelve and forty weeks ended July 4, 2010 totaled approximately $1.4 million and $3.0 million, respectively, compared to approximately $0.4 million and $14.2 million for the same periods of the prior fiscal year, respectively.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Cost of goods sold and occupancy costs	$194	$102	$579	$274
Direct store expenses	2,047	1,416	7,342	4,883
General and administrative expenses	3,957	1,169	7,450	3,672
Share-based payment expense before income taxes	6,198	2,687	15,371	8,829
Income tax benefit	(2,547)	(1,121)	(6,202)	(3,612)
Net share-based payment expense	$3,651	$1,566	$9,169	$5,217

Pre-opening expenses as a percentage of sales for the twelve and forty weeks ended July 4, 2010 were approximately 0.4% and 0.5%, respectively, compared to approximately 0.6% for each of the same periods of the prior fiscal year. Currently, rent expense generally has been incurred beginning approximately 11 months prior to a store’s opening date as compared to approximately 13 months for stores opened during fiscal year 2009.

Relocation, store closure and lease termination costs as a percentage of sales for the twelve and forty weeks ended July 4, 2010 were approximately 0.0% and 0.2%, respectively, compared to approximately 1.0% and 0.5% for the same periods of the prior fiscal year, respectively. During the twelve weeks ended July 4, 2010, the Company recorded credit adjustments to reduce expected future lease termination costs totaling approximately $0.8 million due to lower estimated future lease-related costs on certain properties. During the forty weeks ended July 4, 2010, the Company recorded net adjustments to lease termination costs totaling approximately $7.6 million. Adjustments totaling approximately $9.7 million and $13.5 million were recorded for the twelve and forty weeks ended July 5, 2009, respectively, to increase reserves for closed properties due to the downturn in the real estate market and actual exit costs. During the forty weeks ended July 4, 2010 the Company recognized a gain of approximately $3.2 million from the sale of a non-operating property and a reduction in store closure reserve liabilities of approximately $2.5 million related to two stores to be sold under the FTC settlement and one early lease termination. During the twelve and forty weeks ended July 5, 2009, the Company recorded non-cash asset impairment charges included in store closure costs totaling approximately $6.7 million and $7.4 million, respectively, including approximately $5.2 million during the third quarter related to the potential sale of certain operating store assets under the FTC settlement agreement. The Company continues to evaluate store closure reserve adjustments primarily related to changes in certain subtenant income estimates driven by the outlook for the commercial real estate market.

The number of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
New stores	6	1	15	6
Relocated stores	—	3	—	6

Interest expense for the twelve and forty weeks ended July 4, 2010 totaled approximately $7.4 million and $25.8 million, respectively, compared to approximately $7.7 million and $29.0 million for the same periods of the prior fiscal year, respectively. The decrease in interest expense for the forty weeks ended July 4, 2010 compared to the same period of the prior year is due primarily to interest expense related to amounts outstanding on the Company’s revolving line of credit during the first quarter of fiscal year 2009 as well as the repayment of the $210 million portion of the Company’s $700 million term loan during the twelve weeks ended July 4, 2010. The Company had no amounts outstanding on its revolving line of credit during the forty weeks ended July 4, 2010.

Investment and other income, which includes investment gains and losses, interest income, rental income and other income, totaled approximately $1.5 million and $5.2 million for the twelve and forty weeks ended July 4, 2010, respectively, compared to approximately $1.3 million and $2.5 million for the same periods of the prior fiscal year, respectively. The increases were due primarily to investment income earned on investments in available-for-sale securities during fiscal year 2010.

Income taxes for the twelve and forty weeks ended July 4, 2010 resulted in an effective tax rate of approximately 40.1% and 40.5%, respectively, compared to approximately 41.0% and 41.6% for the same periods of the prior fiscal year, respectively.

Liquidity and Capital Resources and Changes in Financial Condition

The following table summarizes the Company’s cash and short-term investments (in thousands):

	July 4,	September 27,
	2010	2009
Cash and cash equivalents	$136,144	$430,130
Short-term investments – available-for-sale securities	294,926	—
Restricted cash	86,814	71,023
Total	$517,884	$501,153

We generated cash flows from operating activities totaling approximately $460.9 million during the forty weeks ended July 4, 2010 compared to approximately $474.7 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $583.2 million for the forty weeks ended July 4, 2010 compared to approximately $323.4 million for the same period of the prior fiscal year. Approximately $352.1 million of the use in cash for the forty weeks ended July 4, 2010 resulted from our investment of a portion of our available cash balances in available-for-sale securities. At July 4, 2010 we had short-term investments in available-for-sale securities totaling approximately $294.9 million and long-term investments in available-for-sale securities totaling approximately $57.4 million. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 4, 2010 totaled approximately $199.8 million, of which approximately $143.4 million was for new store development and approximately $56.4 million was for remodels and other additions. Capital expenditures for the forty weeks ended July 5, 2009 totaled approximately $252.1 million, of which approximately $196.9 million was for new store development and approximately $55.2 million was for remodels and other additions. During the third quarter of fiscal year 2010, the Company acquired two stores in Chattanooga, TN and Asheville, NC for a net purchase price totaling approximately $14.4 million.

The following table provides information about the Company’s store development activities during fiscal year 2009 and fiscal year-to-date through August 3, 2010:

			Properties	Total
	Stores opened	Stores opened	tendered	leases signed
	during fiscal	during fiscal	as of	as of
	year 2009	year 2010	August 3, 2010	August 3, 2010(1)
Number of stores (including relocations)	15	15	11	48
Number of relocations	6	—	2	10
Number of lease acquisitions, ground leases and owned properties	4	—	4	4
New areas	1	4	1	5
Average store size (gross square feet)	53,500	42,300	40,000	41,600
Total square footage	801,800	634,800	439,800	2,045,500
Average tender period in months	12.6	11.0
Average pre-opening expense per store(2)	$3.0 million	$2.3 million
Average pre-opening rent per store	$1.3 million	$1.1 million

(1)Includes leases for properties tendered

(2)Includes rent

The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal year 2010 through 2014 based on the Company’s current development pipeline. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 48 stores in our store development pipeline. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

			Average		Ending
			new store	Ending	square
	Total		square	square	footage
	openings	Relocations	footage	footage(1)	growth
Fiscal year 2010 remaining stores in development	1	—	48,300	11,232,300	6.3%
Fiscal year 2011 stores in development	17	6	39,500	11,755,900	4.7%
Fiscal year 2012 stores in development	19	—	40,400	12,523,100	6.5%
Fiscal year 2013 stores in development	9	4	46,800	12,783,600	2.1%
Fiscal year 2014 stores in development	2	—	44,500	12,872,600	0.7%
Total	48	10	41,600

(1)Reflects year-to-date store openings, acquisitions and closures in 2010 and three major expansions in development in 2011.

Net cash used in financing activities was approximately $172.0 million for the forty weeks ended July 4, 2010 compared to net cash provided by financing activities totaling approximately $197.9 million for the same period of the prior fiscal year. The Company made no borrowings on its revolving line of credit for the forty weeks ended July 4, 2010 compared to $123.0 million for the same period of the prior fiscal year. Payments on debt and capital lease obligations totaled approximately $210.2 million for the forty weeks ended July 4, 2010 compared to approximately $321.0 million for the same period of the prior fiscal year. Net proceeds from the issuance of redeemable preferred stock for the forty weeks ended July 5, 2009 totaled approximately $413.1 million.

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

The Company entered into a $700 million, five-year term loan agreement due in 2012. During the third quarter of fiscal year 2010, the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement. The interest rate swap agreement on the $490 million balance of our term loan expires October 1, 2010. We expect to be in a position to repay the term loan prior to it coming due in August 2012, but our timing will depend on the economic outlook and our continued generation of free cash flow. The Company also has outstanding a $350 million revolving line of credit, secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. No amounts were drawn under the agreement at July 4, 2010 and September 27, 2009. The amount available to the Company under the agreement at July 4, 2010 was effectively reduced to approximately $341.4 million by outstanding letters of credit totaling approximately $8.6 million. Standard & Poor’s credit rating agency currently rates the Company BB- with a positive rating outlook, and Moody’s credit rating agency currently rates the Company Ba3 with a positive rating outlook.

Net proceeds to the Company from team members’ stock plans for the forty weeks ended July 4, 2010 totaled approximately $43.9 million compared to approximately $2.7 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At July 4, 2010 and September 27, 2009 there were approximately 12.7 million and 15.4 million shares, respectively, of our common stock available for future grants.

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

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $0.3 million for the forty weeks ended July 4, 2010 compared to a decrease totaling approximately $2.8 million for the same period of the prior fiscal year. This increase is primarily due to the relative strengthening or weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during the forty weeks ended July 4, 2010 as compared to the relative weakening of these currencies against the U.S. dollar during the same period of the prior fiscal year.

Our principal historical sources of liquidity have been cash generated by operations, available cash and cash equivalents, short-term investments, and amounts available under our revolving line of credit. Absent any significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next twelve months will be funded by these sources. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that our revolving line of credit and other sources of capital will be available to us in the future.

Contractual Obligations

The following table shows payments due by period on contractual obligations as of July 4, 2010 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Long-term debt obligations	$490,000	$—	$490,000	$—	$—
Estimated interest on long-term debt obligations	30,783	17,111	13,672	—	—
Capital lease obligations (including interest)	37,646	2,061	4,166	4,239	27,180
Operating lease obligations(1)	5,878,441	273,447	629,886	659,051	4,316,057
Total	$6,436,870	$292,619	$1,137,724	$663,290	$4,343,237

(1)Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 4, 2010 were approximately $16.6 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at July 4, 2010 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 9 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds money market fund investments that are classified as cash equivalents and restricted cash. Additionally, the Company holds available-for-sale securities generally consisting of state and local government obligations. We had cash equivalent investments and restricted cash investments totaling approximately $25.9 million and $86.8 million at July 4, 2010, respectively. We had short-term investments totaling approximately $294.9 million and long-term investments totaling approximately $57.4 million at July 4, 2010. The Company had no available-for-sale securities at September 27, 2009. Interest rate fluctuations would affect the amount of interest income earned on these investments. All investments are recorded at fair value and are generally short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers (principal executive officers) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective of the end of the period covered by this report.

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

The Federal Trade Commission (“FTC”) challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. The Company reached a settlement agreement with the FTC and received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009 after a 30-day public comment period. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009:  leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture period was extended by the FTC until March 8, 2010 to allow for good faith offers that were not finalized for six operating and two non-operating former Wild Oats stores as well as Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. At the conclusion of the divestiture period, the divestiture trustee submitted buyers awaiting FTC approval for a total of two operating and one non-operating former Wild Oats stores, as well as the Wild Oats trademarks and intellectual property. The FTC approved the sale of those properties and related intangible on June 18, 2010. These transactions were completed during the twelve weeks ended July 4, 2010. The 11 remaining operating stores and 18 non-operating stores have been retained by the Company without further obligation to attempt to divest.

Pursuant to the FTC’s approval of the final consent order, the Company recorded adjustments during the second half of fiscal year 2009 totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. Additionally, the Company recorded adjustments totaling approximately $0.2 million and $3.0 million during the twelve and forty weeks ended July 4, 2010, respectively, to measure the disposed assets and liabilities at fair value.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of July 4, 2010.

Item 5. Other Information

Whole Foods Executive Retention Plan and Non-Compete Arrangement

As previously disclosed, the Board of Directors of Whole Foods Market Inc. approved a plan, the Whole Foods Executive Retention Plan (the “Plan”), and associated form of retention agreement (the “Agreement”) to certain members of the Company’s management, including one of the Co-Chief Executive Officers, Chief Financial Officer, and the two other most highly compensated executive officers of the Company for fiscal year 2009. Pursuant to the Plan, if at any time after the earlier to occur of a change of control or March 1, 2012, a covered person’s employment is terminated (a) other than for “cause” (as defined in the Plan) or (b) by the covered person, and, within 45 days of such termination, the covered person signs a release, then, subject to the covered person’s continued compliance with the confidentiality provisions, non-compete and other restrictions of the Plan and Agreement, the covered person will receive the following:

•                  up to a designated amount, for a maximum of 5 years, paid in equal semiannual installments; provided that if the covered person voluntarily terminates employment without “good reason” (as defined in the Plan), then unless the covered person has held his current position or one of several other designated positions with the Company for 15 years or more, such payment will be reduced by 20% for each year below 15 years of employment;

•                  all stock options granted to the covered person will vest and become immediately exercisable and remain exercisable until the earlier of the fifth anniversary of termination or the original expiration date of the stock option; and

•                  reimbursement by the Company of COBRA premiums paid by the covered person.

On August 12, 2010, the Board of Directors approved an amendment to the Plan and the form of Agreement for Executive Team Members to change the name of the Plan to the “Whole Foods Executive Retention Plan and Non-Compete Arrangement” and to clarify the conditions under which the benefits described in the bullets above will be made to an Executive Team Member in the event of a voluntary termination of employment.

The Company also entered into amended Agreements with Glenda Chamberlain, A.C. Gallo, and Jim Sud to revise their previous Agreements to be consistent with the amended form of Agreement for Executive Team Members. Pursuant to these amended Agreements, if the covered person voluntarily terminates employment for a reason other than a “good reason” (as defined in the Plan), “disability” (as defined in the Plan) or death, the benefits, if any, described in the bullets above are subject to future negotiation between either one of the two Co-Chief Executive Officers of the Company and the covered person, except in the event either of the two Co-Chief Executive Officers of the Company are involuntarily terminated or if both of the Co-Chief Executive Officers die and/or otherwise terminate employment with the Company within 45 days of each other and the Covered Executive subsequently terminates employment with the Company the benefits described in the bullets above will be payable. The annual non-compete payment shall not exceed $1.6 million for A.C. Gallo, nor $1.2 million for Glenda Chamberlain or Jim Sud, adjusted to reflect the increase, if any,  in the Consumer Price Index.

The Company also entered into an amended Agreement with Walter Robb to revise his previous Agreement to be consistent with the amended form of Agreement for Executive Team Members. Pursuant to his amended Agreement, if Walter Robb voluntarily terminates employment for a reason other than a “good reason” (as defined in the Plan), “disability” (as defined in the Plan) or death, the benefits, if any, described in the bullets above are subject to future negotiation between him and the other Co-Chief Executive Officer of the Company, except in the event that John Mackey dies or terminates employment with the Company for any reason and Walter Robb subsequently terminates his employment with the Company the benefits described in the bullets above will be payable. The annual non-compete payment shall not exceed $1.6 million for Walter Robb, adjusted to reflect the increase, if any, in the Consumer Price Index.

Item 6. Exhibits

Exhibit	10.1

First Amendment, dated June 2, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission)

Exhibit	10.2	Form of Executive Retention Plan and Non-Compete Arrangement by and between the executive leadership team of the Registrant and the Registrant

Exhibit	31.1	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit	31.2	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit	31.3	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a – 14(a)

Exhibit	32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit	32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit	32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit	101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended July 4, 2010, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	August 13, 2010	By:	/s/ Glenda Chamberlain
Glenda Chamberlain
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)