Form 10-K
period 2010-09-26
WHOLE FOODS MARKET INC
filed 2010-11-24
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2010

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

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 11, 2010 was $6,589,496,771.  The number of shares of the registrant’s common stock, no par value, outstanding as of November 19, 2010 was 172,953,403.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held February 28, 2011.

Whole Foods Market, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 26, 2010

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

PART I

Item 1.      Business.

General

Whole Foods Market is the world’s leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Unless otherwise specified, references to “Whole Foods Market,” “Company,” or “We” in this Report include the Company and its consolidated, wholly owned subsidiaries. The Company was formed in 1980 and is based in Austin, Texas. We completed our initial public offering in January 1992, and our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WFMI.” Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, food safety concerns, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 30 years.

We have one operating segment, natural and organic foods supermarkets. As of September 26, 2010 we operated 299 stores in the United States, Canada, and the United Kingdom. Our stores average 37,600 square feet in size and nine years in age, and are supported by our Austin headquarters, regional offices, distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, meat and produce procurement centers, and a specialty coffee, tea procurement and brewing operation.

The following is a summary of our annual percentage sales and net long-lived assets by geographic area:

	2010	2009	2008
Sales:
United States	97.0%	97.2%	96.5%
Canada and United Kingdom	3.0%	2.8%	3.5%
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	96.6%	96.5%	96.4%
Canada and United Kingdom	3.4%	3.5%	3.6%
Total long-lived assets, net	100.0%	100.0%	100.0%

The Natural and Organic Products Industry

According to a leading trade publication for the industry, sales of natural products across all retail and direct-to-consumer channels grew to approximately $76 billion in 2009, a 5% increase over the prior year. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

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

Our Core Values

We believe that much of our success to date is because we remain a uniquely mission-driven Company. Our core values succinctly express the purpose of our business, which is not only to make profits but to create value for all of our major stakeholders, each of which is linked interdependently. By maintaining our core values, regardless of how large we become, we are able to preserve what has always been special about our Company.

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

Products

We offer a broad and differentiated selection of high-quality natural and organic products with a strong emphasis on perishable foods. Our product selection includes, but is not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), coffee and tea, nutritional supplements, vitamins, body care and educational products such as books, floral, pet products and household products. We estimate our stores carry on average approximately 20,500 SKUs.

The following is a summary of annual percentage sales by product category:

	2010	2009	2008
Grocery	33.5%	33.8%	33.2%
Prepared foods	18.8%	19.1%	19.3%
Other perishables	47.7%	47.1%	47.5%
Total sales	100.0%	100.0%	100.0%

Natural foods can be defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic foods are grown through methods intended to support and enhance the earth’s natural balance. Under the U.S. Department of Agriculture’s (“USDA”) Organic Rule, implemented into Federal law in 2002, all products labeled as “organic” in any form must be certified by a USDA-accredited certifying agency. Furthermore, all retailers, including Whole Foods Market, that handle, store, and sell organic products must implement measures to protect their organic integrity. Generally, organic food products are produced using:

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

Our Quality Standards

We aspire to become an international brand synonymous with not just natural and organic foods, but also with being the highest quality food retailer in every community in which we are located. We believe our strict quality standards differentiate our stores from other supermarkets and enable us to attract and maintain a broad base of loyal customers.

•                  We carefully evaluate each and every product we sell.

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

Store Brands

Our store brands currently feature approximately 2,200 SKUs led by our primary brands, 365 Everyday Value and 365 Organic. While some of our store brands yield greater margins than their national brand alternative, their primary purpose is to help differentiate our product selection and provide more value offerings to our customers. In addition to our nationally driven programs, we have a number of store-made and regionally made fresh items sold under the Whole Foods Market label; we offer specialty and organic coffee, tea and drinking chocolates through our Allegro Coffee Company subsidiary, and we have developed a grouping of “exclusive” and “control brand” products to fill out our family of brands. Total sales of store-branded products across all categories were approximately 11% of our retail sales in both fiscal years 2010 and 2009.

Whole TradeTM Guarantee

Whole Trade Guarantee products meet our high quality standards; provide more money to producers; ensure better wages and working conditions for workers; and utilize sound environmental practices. Our Whole Trade Guarantee program currently includes over 1,400 items, with sales of approximately $114.3 million in fiscal year 2010. Whole Foods Market donates 1% of sales of exclusive Whole Trade Guarantee products to the Whole Planet Foundation® to help alleviate world poverty.

Locally Grown

We are committed to buying from local producers whose products meet our high quality standards, particularly those who are dedicated to environmentally friendly, sustainable agriculture. Whole Foods Market currently purchases produce from over 2,000 different farms through various suppliers. In 2007, we established a budget of up to $10 million to promote local food production, and as of September 26, 2010, we had disbursed more than $3.7 million in loans to 66 local producers Company-wide.

Animal Compassionate

We are dedicated to promoting animal welfare on farms and ranches that raise animals for meat production, helping to create alternatives to the “factory farm” methods of raising livestock. We have encouraged innovative animal production practices to improve the quality and safety of the meat and poultry sold in our stores while also supporting humane living conditions for the animals. Work on our “animal compassionate” standards started in 2003, and additional standards development and implementation of a 5-Step Animal Welfare Rating system transitioned to the Global Animal Partnership foundation in 2008. Global Animal Partnership’s 5-Step Animal Welfare Rating standards have been developed for beef cattle, pigs and broiler chickens and are in the works for other species as well. By February 2011, our meat departments in all stores will reflect these certifications.

Sustainable Seafood

In September 2010, we completed the launch of a color-coded, science-based seafood sustainability ratings program developed by partnering organizations, Blue Ocean Institute and Monterey Bay Aquarium. The new program rates non-MSC certified wild-caught seafood based on key criteria for sustainable fisheries with solid, transparent ranking methods. The ratings provide customers with the information they need to make informed decisions about their seafood purchases, and with our promise to phase out all “red-rated” species by Earth Day 2013, we have deepened our commitment to having fully sustainable seafood departments. This new seafood ratings program builds upon our ongoing partnership with the Marine Stewardship Council (“MSC”) and complements Whole Foods Market’s existing farmed seafood standards, which remain the highest in the industry. Farmed seafood at Whole Foods Market carries the “Responsibly Farmed” logo to indicate that it meets these high standards.

Seasonality

The Company’s average weekly sales are typically highest in the second and third fiscal quarters and lowest in the fourth fiscal quarter. Gross profit is typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales period during the summer months.

Growth Strategy

We are a Fortune 500 company, ranking number 284 on the 2010 list. Our sales have grown rapidly due to historically high identical store sales growth, acquisitions, and new store openings from approximately $92.5 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $9.01 billion in fiscal year 2010, a compounded annual growth rate of approximately 27%.

Over the last 10 years, our identical store sales growth has averaged approximately 7%. Approximately 21% of our existing square footage was acquired, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results. Our growth strategy is to expand primarily through new store openings. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our new stores typically are located on premium real estate sites and range in size between 35,000 and 50,000 square feet which we believe is appropriate in most circumstances to maximize return on invested capital and Economic Value Added (“EVA®”). We expect the majority of our stores to fall within this range going forward. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge on the cost of invested capital necessary to generate those profits.

Our historical store growth and sales mix is summarized below:

	2010	2009	2008	2007	2006
Stores at beginning of fiscal year	284	275	276	186	175
Stores opened	16	15	20	21	13
Acquired stores	2	—	—	109	1
Divested stores	(2)	—	—	(35)	—
Relocated stores	—	(5)	(7)	(5)	(2)
Closed stores	(1)	(1)	(14)	—	(1)
Stores at end of fiscal year	299	284	275	276	186
Remodels with major expansions(1)	—	2	1	2	1
Total gross square footage at end of fiscal year	11,231,000	10,566,000	9,895,000	9,312,000	6,377,000
Year-over-year growth	6%	7%	6%	46%	10%
Sales mix:
Identical stores	93.2%	91.4%	80.9%	88.8%	90.4%
New/relocated stores and remodels with major expansions	6.0%	7.8%	9.9%	8.4%	8.8%
Acquired stores	0.1%	0.0%	8.7%	1.3%	0.1%
Other sales, primarily non-retail external sales	0.7%	0.8%	0.5%	1.5%	0.7%
Total sales	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Defined as remodels with expansions of square footage greater than 20% completed during the fiscal year.

We remain focused on the right sized store for each market. In response to overall economic conditions, we trimmed approximately 1.4 million square feet from our development pipeline. Over the last two and a half years, we downsized 20 leases for stores in development by an average of 13,000 square feet each, and we terminated 22 leases averaging 52,000 square feet per store. We are now focused on rebuilding the pipeline given the improvement in the economy, our strong new store performance, and the favorable rent opportunities we are seeing. We anticipate an accelerated pace of lease signings in the future to translate into a higher number of store openings starting in fiscal year 2012. Our historical store development pipeline is summarized below:

	November 3,	November 4,	November 5,	November 20,	November 2,
	2010	2009	2008	2007	2006
Stores in development	52	53	66	87	88
Average size (gross square feet)	39,000	45,000	49,000	51,000	56,000
Total gross square footage in development	2,052,000	2,410,000	3,294,000	4,485,000	5,003,000

Store Description

Each of our stores is designed to fit the size and configuration of the particular location and to reflect the community in which it is located. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with colorful décor, well-trained team members, an exciting product mix that emphasizes healthy eating and our high quality standards, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, and prepared foods stations. We also incorporate many environmentally sustainable aspects into our store design. Our stores typically include sit-down eating areas, customer comment boards and customer service booths. In addition, some stores offer special services such as massage, valet parking, personal shopping and home delivery. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Most of our stores are located in high-traffic shopping areas on premier real estate sites and are either freestanding or in strip centers. We also have a number of urban stores located in high-density, mixed-use developments. In selecting store locations, we use an internally developed model to analyze potential sites based on various criteria such as education levels, population density and income levels within certain drive times. After we have selected a target site, our development group does a comprehensive site study and sales projection. Each project must meet an internal EVA hurdle return based on a 9% weighted average cost of capital, which for new stores generally is expected to be cumulative positive EVA in five years or less.

The required cash investment for new stores varies depending on the size of the store, geographic location, degree of work performed by the landlord and complexity of site development issues. To a significant degree, it also depends on how the project is structured, including costs for elements that often increase or decrease rent, e.g., lease acquisition costs, shell and/or garage costs, and landlord allowances. For stores opened during fiscal year 2010, the average size was 42,600 square feet, and the average new store investment was approximately $11.1 million, or $261 per square foot. This excludes new store inventory of approximately $0.9 million and pre-opening and relocation expenses, which averaged approximately $2.6 million per store. In comparison, our stores opened during fiscal year 2009, including six relocations, averaged 53,500 square feet in size, and the average new store investment was approximately $16.9 million, or $316 per square foot; new store inventory averaged $1.1 million, and pre-opening and relocation expenses averaged approximately $3.0 million.

Purchasing and Distribution

The majority of our purchasing, particularly in dry grocery, occurs at the regional and national levels, enabling us to negotiate better volume discounts with major vendors and distributors while allowing our store buyers to focus on local products and the unique product mix necessary to keep the neighborhood market feel in our stores. We are increasingly focusing more of our purchasing on producer-direct and manufacturer-direct programs, and we remain committed to buying from local producers that meet our high quality standards.

We own two produce procurement centers which facilitate the procurement and distribution of the majority of the produce we sell. We also operate four seafood-processing and distribution facilities, a specialty coffee and tea procurement and brewing operation, and 10 regional distribution centers that focus primarily on perishables distribution to our stores across the U.S., Canada and the United Kingdom. In addition, we have five regional commissary kitchens and six bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 27% of our total purchases in fiscal year 2010. In June 2010, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2020. A separate agreement signed in July 2010 made UNFI our primary non-perishables distributor in an additional two regions, beginning in fiscal year 2011, allowing us to focus our internal distribution efforts in our regions around key perishable departments.

Store Operations

We strive to promote a strong Company culture featuring a team approach to store operations that we believe is distinctly more empowering of team members than that of the traditional supermarket. Our domestic Whole Foods Market stores each employ between 45 and 650 team members who comprise up to 13 self-managed teams per store, each led by a team leader. Each team within a store is responsible for a different product offering or aspect of store operations such as prepared foods, grocery, or customer service, among others. We also promote a decentralized approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more assistant store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible.

Team members are involved at all levels of our business. We strive to create a Company-wide consciousness of “shared fate” by uniting the interests of team members as closely as possible with those of our shareholders. One way we reinforce this concept is through our Gainsharing program. Under Gainsharing, as part of our annual planning process, each store and team receives a labor budget expressed as a percentage of sales, with leverage built into the budgets on an overall Company basis. When teams come in under budget due either to higher sales or lower labor costs, a portion of the surplus is divided among the team members to boost their hourly pay and a portion is set aside in a savings pool. When teams are over budget (or in a labor deficit position), no Gainsharing money is paid out. Instead, the overage is taken out of the team’s savings pool or, in the absence of savings, paid back using future surpluses. Rewarding our team members for increases in labor productivity, something they can control, gives them a direct stake in the success of our business. We also encourage stock ownership among team members through our broad-based team member stock option plan, stock purchase plan and 401(k) plan.

Team Members

As of September 26, 2010, we had approximately 58,300 team members, including approximately 45,300 full-time, 10,700 part-time and 2,300 temporary team members. Full-time team members accounted for approximately 81% of all permanent positions at the end of fiscal year 2010 compared to 85% at the end of fiscal year 2009. Voluntary turnover of full-time team members improved to 9% in fiscal year 2010 from 12% in fiscal year 2009, which we believe is very low for the food retailing industry and allows us to better serve our customers. All of our team members are non-union, and we consider our team member relations to be very good.

We believe in empowering our team members to make Whole Foods Market not only a great place to shop but a great place to build a career. Our salary and benefits programs reflect our philosophy of egalitarianism. To ensure they are perceived as fundamentally fair to all stakeholders, our books are open to our team members, including our annual individual compensation report. We also have a salary cap that limits the total cash compensation paid to any team member in a calendar year to 19 times the average annual wage of all team members. In addition, our co-founder and co-chief executive officer, John Mackey, has voluntarily set his annual salary at $1 and receives no cash bonuses or stock option awards.

All of our full-time and part-time team members are eligible to receive stock options through annual leadership grants or through service-hour grants once they have accumulated 6,000 service hours (approximately three years of employment). Approximately 92% of the equity awards granted under the Company’s stock plan since its inception in 1992 have been granted to team members who are not executive officers.

Team members are encouraged to take an active role in choosing the benefits made available by the Company by participating in a Company-wide benefits vote every three years. Under the current plan voted on by team members, Whole Foods Market provides health care at no cost to full-time team members who work 30 or more hours per week and have worked a minimum of 10,000 service hours. In addition, the Company provides Personal Wellness Accounts (“PWA”) of up to $1,800 per year to help cover the cost of deductibles and other allowable out-of-pocket health care expenses not covered by insurance.

For the past 13 years, our team members have helped Whole Foods Market become one of FORTUNE magazine’s “100 Best Companies to Work for in America.” Ranking 18th overall and sixth among large companies in 2010, we are one of only 13 companies to make the “100 Best” list every year since its inception.

Competition

Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, farmers’ markets, and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection, quality, customer service, price or a combination of these factors. Our commitment to natural and organic products, high quality standards, emphasis on perishable product sales, and empowered team members who focus on unparalleled customer service differentiate us from the competition and have created a loyal core customer base. We believe our passionate support of causes and leadership in areas important to our customers reinforce our position as the authentic retailer of natural and organic foods, making us the preferred choice for customers aspiring to a healthier lifestyle.

Marketing

We spend much less on advertising and marketing than other supermarkets — approximately 0.4% of our total sales in fiscal year 2010. Instead, we rely on word-of-mouth recommendations and testimonials from our shoppers, and we allocate our marketing budgets among national and regional programs and our individual stores. We also connect and engage with our customers through social media websites, in addition to e-newsletters and our own corporate website and blog at www.wholefoodsmarket.com. Our stores spend most of their marketing budgets on in-store marketing-related activities, including promotional signage and events such as local farmers’ markets, taste fairs, classes, tours and product samplings. We also dedicate resources to The Whole Deal in-store value guide. Our marketing support mirrors our business model, as well as our commitment to the community and environment. Each store retains a separate budget for making contributions to a variety of philanthropic and community activities, fostering goodwill and developing a high profile with the community. Contributions (including in-kind contributions of food) to not-for-profit organizations amount to at least 5% of our after-tax profits annually.

Social Media

Social media provides us with a powerful way to communicate and interact with our customers, giving us insight at both a local and global level as to how we are viewed and what our customers want and expect from us. Currently, we have over 387,000 fans on Facebook and over 1.8 million followers on Twitter. In addition, many of our stores have set up their own Facebook and Twitter accounts.

The Whole Deal

We launched our national “The Whole Deal” campaign in fiscal year 2008 to emphasize the value of our product offerings. The program includes The Whole Deal value guide available in all of our U.S. stores, which contains coupons, budget-conscious recipes, money-saving tips and more; in-store Value Tours led by our “Value Gurus” to help shoppers find the best deals in every department; and Sure Deal specials, which highlight everyday pricing on high-quality products our customers want, not discounts on overstocked or discontinued items. In fiscal year 2010, the average basket containing a coupon from The Whole Deal value guide was $66 and contained 20 items compared to our overall average basket in identical stores which was $34 and contained eight items.

Corporate Responsibility

We seek to be a deeply responsible company in the communities where we do business around the world, providing ethically-sourced, high-quality products and transparent information to our customers, reducing our impact on the environment, and actively participating in our local communities. We believe that many customers are concerned about health and nutrition, food safety, fair trade and the environment and choose to shop our stores for these reasons. “Farm-to-fork” traceability allows them to make more informed purchasing decisions and “vote” with their dollars.

Healthy Eating Education

We are providing a revolutionary educational program in our stores to encourage healthier lifestyles. Our new Health Starts HereTM program consists of a simple approach to eating, paired with practical tools and valuable resources, rooted in our four principles:

•                  Whole FoodTM: Opt for whole, fresh, natural, organic, local and seasonal foods that are not refined or highly processed.

•                  PLANT-STRONGTM: Simply put, eat mostly plants. Eat more vegetables, fruits, legumes and beans, nuts, seeds and whole grains.

•                  Healthy Fat: Get your fats from plant sources, such as nuts and avocados. Alternatively, if eating a diet that includes animal products, choose leaner meats and seafood.

•                  Nutrient Dense: Choose foods that are rich in nutrients when compared to their total caloric content, building menus that ensure highly nutrient-dense meals.

The program includes, among other things: in-store healthy eating centers to display books and answer questions about healthy eating and cooking ideas; store tours focused on making healthy eating choices; and a wide variety of educational opportunities for team members, along with healthy eating classes and networking opportunities for our customers. We believe our “Health Starts Here” initiative will grow and evolve over time to become a key competitive advantage for us, and by offering an informed approach to food as a source for improved health and vitality, we will help change many more lives for the better.

Whole Planet Foundation®

Created in 2005, the Whole Planet Foundation is an independent, non-profit organization whose mission is to empower the poor through microcredit, with a focus on the developing-world communities that supply our stores with product. Microcredit is a system pioneered by Professor Muhammad Yunus, founder of the Grameen Bank in Bangladesh and co-recipient of the 2006 Nobel Peace Prize. The philosophy behind microcredit is to provide the poor access to credit without requiring contracts or collateral, enabling them to lift themselves out of poverty by creating or expanding home-based businesses. Whole Foods Market covers all operating costs and the overhead budget for Whole Planet Foundation, funded in part by the sale of products under the Company’s Whole Trade Guarantee program as well as support from customers, vendors, and team members. As of September 26, 2010, the Whole Planet Foundation has partnered with various microfinance institutions to support over $12.4 million in grants in 20 countries where the Company sources products. Over 95,000 people (91% women) have received loans which are being used for home-based businesses including poultry and pig farming, agriculture, furniture making, tailoring, and selling handicrafts, homemade and bakery-made foods, clothing and footwear. It is estimated that each woman supports a family of five, which means our support is indirectly contributing to the prosperity of approximately 477,000 individuals.

Green Mission®

We are committed to supporting wise environmental practices and being a leader in environmental stewardship. Over the years, we have purchased over 2.8 billion megawatt hours of wind-based renewable energy, earning six Environmental Protection Agency (“EPA”) Green Power awards from 2005 through 2010. We have 14 stores and one distribution center using or hosting rooftop solar systems, three stores with fuel cells, and a commissary kitchen that soon will be using biofuel from internally-generated waste cooking oil. We have made a commitment to reduce energy consumption at all of our stores by 25% per square foot by 2015, and we build our new stores with the environment in mind, using green building innovations whenever possible. Eleven of our stores have received Leadership in Energy and Environmental Design (“LEED”) certification by the U.S. Green Building Council, and two stores have earned Green Globes from the Green Building Initiative.

We discontinued the use of disposable plastic grocery bags at the checkouts in all stores in 2008 and pay at least a nickel per reusable bag refund at the checkout. We also were the first national retailer to provide Forest Stewardship Council (“FSC”) certified paper bags originating from post-consumer recycled fiber. Nearly all of our stores are involved in a recycling program, and most participate in a composting program where food waste and compostable paper goods are regenerated into compost. Additionally, in 2007 we introduced fiber packaging in many of our prepared foods departments that is a compostable alternative to traditional petroleum and wood- or tree-based materials. We also are working to eliminate the use of Styrofoam in packing materials shipped to our Company and in product packaging in our stores.

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

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” “365 Everyday Value,” “365 Organic Everyday Value,” “AFA,” “Allegro Coffee Company,” “America’s Healthiest Grocery Store,” “Capers Community Market,” “Bread & Circus,” “Fresh & Wild,” “Fresh Fields,” “Green Mission,” “Harry’s Farmers Market,” “Health Starts Here,” “Ideal Market,” “Merchant of Vino,” “Mrs. Gooch’s,” “Vine Buys,” “Wellspring,” “Whole Baby,” “The Whole Deal,” “Whole Foods, Whole People, Whole Planet,” “Whole Kids,” “Whole Kids Organic,” and “Whole Trade.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its branded products. In addition, the Company licenses certain trademarks, including “PLANT-STRONG,” a trademark owned by Engine 2 for Life, LLC.

Available Information

Our corporate website at www.wholefoodsmarket.com averages over 80,000 visitors each day and provides detailed information about our Company, history, product offerings, and store locations, with hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. In addition, access to the Company’s corporate governance policies and SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data, current reports on Form 8-K, Section 16 filings, and all amendments to those reports, are available through our website free of charge. As with our stores, the focus of our website is customer service. We believe our website provides us with an opportunity to further our relationships with customers, suppliers and investors; educate them on a variety of issues; and improve our service levels.

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

Economic Conditions

The global economic crisis adversely impacted our business and financial results in fiscal year 2009. Our results of operations may be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. There can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors.

Future Growth

Our continued growth depends on our ability to increase sales in our identical stores and our ability to open new stores. Our results of operations may be materially impacted by fluctuations in our identical store sales. Our identical store sales growth could be lower than our historical average for many reasons including the impact of new and acquired stores entering into the identical store base, the opening of new stores that cannibalize store sales in existing areas, general economic conditions, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any year of above-average sales results.

Our growth strategy includes opening new stores in existing and new areas and operating those stores successfully. Successful implementation of this strategy is dependent on finding suitable locations, and we face competition from other retailers for such sites. There can be no assurance that we will continue to grow through new store openings. We may not be able to timely open new stores or operate them successfully. Also, we may not be able to successfully hire and train new team members or integrate those team members into the programs and policies of the Company. We may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner.

Competitive Environment

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

Fluctuations in Quarterly Operating Results

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

Stock Price Volatility

In fiscal year 2010, the closing market price per share of our common stock ranged from $25.30 to $42.50. The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and any failure to meet market expectations; changes in ratings and earnings estimates by securities analysts; publicity regarding us, our competitors, or the natural products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically; and sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock. Our cash flow from the exercise of team member stock options may be adversely affected in the future by fluctuations in the market price of our common stock.

Self-Insurance Plans

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

Product Liability

There is increasing governmental scrutiny of and public awareness regarding food safety. We believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. We believe that our customers hold us to a higher food safety standard than other supermarkets. The real or perceived sale of contaminated food products by us could result in government enforcement action, private litigation, product recalls and other liabilities, the settlement or outcome of which might have a material adverse effect on our sales and operations.

Brand Value

We believe our Company has built an excellent reputation as a food retailer, socially-responsible corporation and employer. We believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, which can have an adverse impact on these perceptions and lead to adverse affects on our business or team members.

Natural and Organic Products Availability

There is no assurance that quality natural and organic products will be available to meet our future needs. If other supermarkets significantly increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. To a certain degree, we are also dependent on our largest supplier, United Natural Foods, Inc. (“UNFI”), which accounted for approximately 27% of our total purchases in fiscal year 2010. Any significant disruption in the supply of quality natural and organic products could have a material impact on our overall sales and cost of goods sold.

Impairment of Long-Lived Assets

Our total assets included long-lived assets totaling approximately $1.96 billion at September 26, 2010. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group. Long-lived asset impairments could result in material charges that would adversely affect our results of operations and capitalization.

Lease Obligations

The majority of our stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from 1 to 35 years. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all. As of September 26, 2010, we had 25 leased properties that are not being utilized in current operations, with expiration dates ranging from 5 months to 19 years. The 25 leased properties represent acquired dormant locations, stores closed post-acquisition, and stores closed due to relocation.

Perishable Products

We believe our stores more heavily emphasize perishable products than other supermarket stores. Perishable products accounted for approximately 66.5% of total sales at Whole Foods Market locations in fiscal year 2010. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

Legal Matters

From time to time, we are party to legal proceedings, including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions, and other proceedings arising in the ordinary course of business. Our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

Accounting Standards and Estimates

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, derivatives, store closures, leases, income taxes and share-based payments, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in underlying estimates, assumptions or judgments by our management could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations.

Loss of Key Management

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

Supplier Concentration Risk

UNFI is our single largest third-party supplier, accounting for approximately 27% of our total purchases in fiscal year 2010. During fiscal year 2010, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2020 and added two of our regions to our distribution arrangement beginning in fiscal year 2011. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our business, financial condition or results of operations while we establish alternative distribution channels.

Widespread Health Epidemic

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

Indebtedness

As of November 19, 2010, we had $390 million remaining on our term loan maturing August 28, 2012 and we may incur additional debt in the future. A significant portion of our future cash flow from operating activities may be dedicated to the repayment on our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow to meet our debt service obligations, we may be required to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital or operating expenditures. If we fail to comply with our debt covenants, we will be in default, in which case there can be no assurance that we would be able to cure the default, receive waivers from our lenders, amend the loan agreements or refinance the debt.

Labor Relations

All of our team members are non-union, and we consider our team member relations to be very good. From time to time, however, unions have attempted to organize all or part of our team member base at certain stores and non-retail facilities. Responding to such organization attempts is distracting to management and team members and may have a negative financial impact on a store, facility or the Company as a whole.

Governmental Regulation

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

International Operations

Though only 3.0% of our total sales in fiscal year 2010, the Company’s international operations are subject to certain risks of conducting business abroad, including fluctuations in foreign currency exchange rates, changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, among other things.

Intellectual Property

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

Income Taxes

Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states or countries where we have lower statutory rates and higher than historical results in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. The Company has been notified that the IRS will open an audit covering fiscal years 2008 and 2007. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2007, and to state and local examinations for fiscal years prior to 2001. Our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

Information Systems

We rely extensively on information systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our information systems may have a material adverse effect on our business or results of operations.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of September 26, 2010. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting.”

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

As of September 26, 2010, we operated 299 stores: 288 stores in 38 U.S. states and the District of Columbia; 6 stores in Canada; and 5 stores in the United Kingdom. We own 11 stores, two distribution facilities and land for one store in development, including the adjacent property. We also own a building on leased land, which is leased to third parties, and have two stores in development on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from 1 to 35 years. We have options to renew most of our leases in five-year increments with renewal periods ranging from 5 to 50 years. In addition, as of September 26, 2010, we had 25 leased properties that are not being utilized in current operations, of which 19 are related to Wild Oats, with expiration dates ranging from 5 months to 19 years. We are actively negotiating to sublease or terminate leases related to these locations.

The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 26, 2010:

	Number		Number		Number
Location	of stores	Location	of stores	Location	of stores
Alabama	1	Kentucky	2	Ohio	6
Arizona	7	Louisiana	3	Oklahoma	1
Arkansas	1	Maine	1	Oregon	7
California	60	Maryland	8	Pennsylvania	8
Canada	6	Massachusetts	20	Rhode Island	3
Colorado	17	Michigan	5	South Carolina	2
Connecticut	7	Minnesota	2	Tennessee	4
District of Columbia	3	Missouri	2	Texas	15
Florida	16	Nebraska	1	United Kingdom	5
Georgia	7	Nevada	5	Utah	4
Hawaii	2	New Jersey	10	Virginia	9
Illinois	17	New Mexico	4	Washington	6
Indiana	2	New York	10	Wisconsin	2
Kansas	2	North Carolina	6

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats Markets violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 26, 2010.

Item 4.      Removed and Reserved.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market under the symbol “WFMI.”

The Company was added to Standard & Poor’s S&P 500 index in December 2005.

The following sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2010 and 2009:

	High	Low
2010
September 28, 2009 to January 17, 2010	$34.40	$24.94
January 18, 2010 to April 11, 2010	38.80	26.88
April 12, 2010 to July 4, 2010	43.18	34.52
July 5, 2010 to September 26, 2010	40.43	33.96

2009
September 29, 2008 to January 18, 2009	$22.21	$7.04
January 19, 2009 to April 12, 2009	19.11	9.06
April 13, 2009 to July 5, 2009	23.71	17.08
July 6, 2009 to September 27, 2009	30.13	17.16

As of November 19, 2010, there were 1,547 holders of record of Whole Foods Market’s common stock, and the closing stock price was $45.71.

Treasury Stock

On November 8, 2009, the Company’s stock repurchase program, with approximately $200 million in remaining authorization, expired and was not renewed.

Redeemable Preferred Stock

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. On October 23, 2009, the Company announced its intent to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption in accordance with the terms governing such Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009 at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted to common stock by the holders thereof. On November 26, 2009, the holders of the Company’s Series A Preferred Stock converted all outstanding shares into approximately 29.7 million shares of Company common stock. The shares of common stock were issued using a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. During fiscal years 2010 and 2009, the Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million and approximately $19.8 million, respectively.

The following table summarizes information about the Company’s equity compensation plans by type as of September 26, 2010 (in thousands, except per share amounts):

			Options
		Weighted	available
	Options	average	for future
Plan category	outstanding	exercise price	issuance
Approved by security holders	18,946	$46.00	12,677
Not approved by security holders	—	—	—
Total	18,946	$46.00	12,677

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

	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 30,	Sept. 24,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data(1)
Sales	$9,005,794	$8,031,620	$7,953,912	$6,591,773	$5,607,376
Cost of goods sold and occupancy costs	5,870,393	5,277,310	5,247,207	4,295,170	3,647,734
Gross profit	3,135,401	2,754,310	2,706,705	2,296,603	1,959,642
Direct store expenses	2,375,716	2,145,809	2,107,940	1,711,229	1,421,968
General and administrative expenses	272,449	243,749	270,428	217,743	181,244
Pre-opening expenses	38,044	49,218	55,554	59,319	32,058
Relocation, store closure and lease termination costs	11,217	31,185	36,545	10,861	5,363
Operating income	437,975	284,349	236,238	297,451	319,009
Interest expense	(33,048)	(36,856)	(36,416)	(4,208)	(32)
Investment and other income	6,854	3,449	6,697	11,324	20,736
Income before income taxes	411,781	250,942	206,519	304,567	339,713
Provision for income taxes	165,948	104,138	91,995	121,827	135,885
Net income	245,833	146,804	114,524	182,740	203,828
Preferred stock dividends	5,478	28,050	—	—	—
Income available to common shareholders	$240,355	$118,754	$114,524	$182,740	$203,828

Basic earnings per share	$1.45	$0.85	$0.82	$1.30	$1.46
Weighted average shares outstanding	166,244	140,414	139,886	140,088	139,328

Diluted earnings per share	$1.43	$0.85	$0.82	$1.29	$1.41
Weighted average shares outstanding, diluted basis	171,710	140,414	140,011	141,836	145,082

Dividends declared per common share	$—	$—	$0.60	$0.87	$2.45

Consolidated Balance Sheets Data
Net working capital	$413,647	$371,356	$(43,571)	$(104,364)	$114,211
Total assets	3,986,540	3,783,388	3,380,736	3,213,128	2,042,996
Long-term debt (including current maturities)	508,698	739,237	929,170	760,868	8,655
Shareholders’ equity	2,373,258	1,627,876	1,506,024	1,458,804	1,404,143

Operating Data
Number of stores at end of fiscal year	299	284	275	276	186
Average store size (gross square footage)	38,000	37,000	36,000	34,000	34,000
Average weekly sales per store	$588,000	$549,000	$570,000	$617,000	$593,000
Comparable store sales increase(2)	7.1%	-3.1%	4.9%	7.1%	11.0%
Identical store sales increase(2)	6.5%	-4.3%	3.6%	5.8%	10.3%

(1)	Fiscal years 2010, 2009, 2008 and 2006 were 52-week years and fiscal year 2007 was a 53-week year.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Whole Foods Market, Inc. is the leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. We opened our first store in Texas in 1980 and, as of September 26, 2010, we operated 299 stores: 288 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within 24 months after entering the store development pipeline. New stores generally become profitable during their first year of operation, although some new stores may incur operating losses for the first several years of operation. Gross profit is typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales period during the summer months.

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Stores acquired in purchase acquisitions enter the comparable store sales base effective the fifty-third full week following the date of the merger. Identical store sales exclude sales from relocated stores and remodeled stores with expansions of square footage greater than 20% from the comparable calculation to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2010, 2009 and 2008 were 52-week years.

Economic and Industry Factors

Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, farmers’ markets, and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection, quality, customer service, price or a combination of these factors. Natural and organic food continues to be one of the fastest growing segments of food retailing today.

Highlights for Fiscal Year 2010

Whole Foods Market experienced strong sales and earnings growth in fiscal year 2010 against increasingly tougher sales comparisons in the later quarters of the year. We are gaining market share at a faster rate than most public food retailers and attribute much of our success to the progress we have made in our relative price positioning and to our initiatives in areas such as healthy eating, animal welfare and sustainable seafood. These initiatives are aligned with our core customer base and reinforce our position as the authentic retailer of natural and organic foods, further differentiating the Whole Foods Market shopping experience and making us the preferred choice for customers aspiring to a healthier lifestyle. In fiscal year 2010:

•                  Sales increased 12.1% over the prior year to $9.01 billion driven by a 7.1% comparable store sales increase. Identical store sales increased 6.5% over the prior year;

•                  Income available to common shareholders increased 102% over the prior year to $240.4 million;

•                  Diluted earnings per share increased 69% over the prior year to $1.43;

•                  We produced $585.3 million in cash flow from operations and invested $256.8 million in capital expenditures. We had cash, restricted cash, and investments totaling approximately $644.7 million at the end of the fiscal year; and

•                  We repaid $210 million of our term loan, leaving a remaining balance of $490 million at the end of the fiscal year, and had $342.9 million available on our credit line.

Additionally, our Board of Directors promoted Walter Robb to co-chief executive officer and elected him to the Board of Directors, and promoted A.C. Gallo as the Company’s sole president and chief operating officer. John Mackey, co-founder of the Company, continues to serve as co-chief executive officer and as a member of the Board of Directors alongside Mr. Robb.

Outlook for Fiscal Year 2011

The Company expects sales growth of 10% to 12% for fiscal year 2011 driven by weighted average square footage growth of approximately 5% and identical stores sales growth of 5% to 7%. We are hopeful we can continue to successfully strike the right balance between driving sales, improving our value offerings and maintaining margin going forward. The Company expects interest expense, net of investment and other income, to range from approximately $1 million to $3 million in fiscal year 2011. We expect diluted earnings per share for fiscal year 2011 to be in the range of $1.66 to $1.71, or 16% to 20% growth year over year. This guidance reflects steady sales growth on tougher comparisons as well as our commitment to delivering incremental earnings growth in excess of sales growth. The Company expects capital expenditures for fiscal year 2011 to be in the range of approximately $350 million to $400 million. The Company expects to produce cash flows from operations in excess of its capital expenditure requirements on an annual basis.

Results of Operations

The following table sets forth our statements of operations data expressed as a percentage of total sales for the fiscal years indicated:

	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.2	65.7	66.0
Gross profit	34.8	34.3	34.0
Direct store expenses	26.4	26.7	26.5
General and administrative expenses	3.0	3.0	3.4
Pre-opening expenses	0.4	0.6	0.7
Relocation, store closure and lease termination costs	0.1	0.4	0.5
Operating income	4.9	3.5	3.0
Interest expense	(0.4)	(0.5)	(0.5)
Investment and other income	0.1	—	0.1
Income before income taxes	4.6	3.1	2.6
Provision for income taxes	1.8	1.3	1.2
Net income	2.7	1.8	1.4
Preferred stock dividends	0.1	0.3	—
Income available to common shareholders	2.7%	1.5%	1.4%

Figures may not sum due to rounding.

Sales

Sales totaled approximately $9.01 billion, $8.03 billion and $7.95 billion in fiscal years 2010, 2009 and 2008, respectively, representing increases of 12.1%, 1.0% and 20.7% over the previous fiscal years, respectively. Sales for all fiscal years shown reflect increases due to identical store sales growth and new stores opened or acquired. We also have worked hard to improve our value image and believe our success in this regard has played a large role in the sales momentum we are seeing. Customers are still seeking value as demonstrated by continued strong sales growth in promotional and store-branded items; however, national-branded product sales growth is outpacing store-branded sales growth, and customers are selectively trading up to higher-priced items in certain areas. Comparable store sales increased approximately 7.1% and 4.9% in fiscal years 2010 and 2008, respectively, and decreased approximately 3.1% in fiscal year 2009. As of September 26, 2010, there were 281 locations in the comparable store base. The number of stores open or acquired 52-weeks or less equaled 18, 15 and 20 at the end of fiscal years 2010, 2009 and 2008, respectively. The sales increase contributed by stores open or acquired within 52-weeks or less totaled approximately $251.8 million, $234.8 million and $236.1 million for fiscal years 2010, 2009 and 2008, respectively. Identical store sales increased approximately 6.5% and 3.6% in fiscal years 2010 and 2008, respectively, and decreased approximately 4.3% in fiscal year 2009. Identical store sales in fiscal years 2010, 2009 and 2008 exclude from the comparable calculation six, twelve and seven store relocations, respectively, and two, three and three remodels with major expansions, respectively, during portions of each fiscal year.

Gross Profit

Gross profit totaled approximately $3.14 billion, $2.75 billion and $2.71 billion in fiscal years 2010, 2009 and 2008, respectively. Net LIFO inventory reserves were reduced by approximately $7.7 million and $5.6 million in fiscal years 2010 and 2009, respectively, due primarily to reduced inventory balances and net deflation in product costs compared to an increase in net reserves of approximately $12.7 million in fiscal year 2008. During fiscal years 2010 and 2009, the Company realized sequentially lower cost of goods sold by taking advantage of buying opportunities and improving our distribution, shrink control and inventory management. We have maintained our commitment to offering highly competitive prices on known value items in addition to implementing targeted pricing and promotional strategies. To the extent changes in costs are not reflected in changes in retail prices or changes in retail prices are delayed, our gross profit will be affected. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of weather or a host of other factors, including seasonality, competition, inflation or deflation. Relative to existing stores, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses

Direct store expenses totaled approximately $2.38 billion, $2.15 billion and $2.11 billion in fiscal years 2010, 2009 and 2008, respectively. Decreased direct store expenses as a percentage of sales in fiscal year 2010 reflect leverage in depreciation, asset impairment charges, and health care costs, partially offset by an increase in workers’ compensation expense, as a percentage of sales. Direct store expenses as a percentage of sales tends to be higher for new stores and decrease as stores mature, reflecting increasing operational productivity of the store teams.

General and Administrative Expenses

General and administrative expenses totaled approximately $272.4 million, $243.7 million and $270.4 million in fiscal years 2010, 2009 and 2008, respectively. The decrease in general and administrative expenses as a percentage of sales starting in fiscal year 2009 was primarily due to cost-containment measures implemented at the Company’s global and regional offices beginning in the fourth quarter of fiscal year 2008. General and administrative expenses for fiscal year 2010 include share-based payment costs related to restricted common stock grants of approximately $4.2 million. General and administrative expenses for fiscal years 2010, 2009 and 2008 include FTC-related legal costs totaling approximately $2.5 million, $14.7 million and $2.5 million, respectively.

Pre-opening Expenses

Pre-opening expenses totaled approximately $38.0 million, $49.2 million and $55.6 million in fiscal years 2010, 2009 and 2008, respectively. The Company opened 16, 15 and 20 new store locations during fiscal years 2010, 2009 and 2008, respectively. Average pre-opening expense per new store, including pre-opening rent, totaled approximately $2.6 million, $3.0 million and $2.5 million in fiscal years 2010, 2009 and 2008, respectively.

Relocation, Store Closure and Lease Termination Costs

Relocation, store closure and lease termination costs totaled approximately $11.2 million, $31.2 million and $36.5 million in fiscal years 2010, 2009 and 2008, respectively. The Company relocated or closed 1, 6 and 21 store locations during fiscal years 2010, 2009 and 2008, respectively. Fiscal year 2008 store closures primarily relate to the acquisition of Wild Oats Markets. Relocation, store closure and lease termination costs for fiscal years 2010, 2009 and 2008 include charges totaling approximately $6.9 million, $9.5 million and $14.7 million, respectively, to increase store closure reserves for increased estimated net lease obligations for closed stores and approximately $1.0 million, $4.4 million and $5.5 million, respectively, in costs related to lease modifications or terminations for stores previously in development. During fiscal year 2010, the Company recorded a gain totaling approximately $3.2 million related to the sale of a non-operating property. The Company recorded a charge totaling approximately $4.8 million in fiscal year 2009 to adjust the carrying value of leases and fixed assets to fair value relating to the potential sale of certain operating locations as part of the Federal Trade Commission (“FTC”) settlement agreement.

Interest Expense

Interest expense, net of amounts capitalized, was approximately $33.0 million, $36.9 million and $36.4 million in fiscal years 2010, 2009 and 2008, respectively. Interest expense for fiscal years 2010, 2009 and 2008 consists principally of interest expense on the term loan we entered into on August 28, 2007 to finance the acquisition of Wild Oats Markets. The reduction in net interest expense in fiscal year 2010 is primarily due to the repayment during the third quarter of the $210 million portion of the term loan that was not subject to an interest rate swap agreement. The Company had no amounts outstanding on its revolving line of credit at September 26, 2010 or September 27, 2009.

Investment and Other Income

Investment and other income includes investment gains and losses, interest income, rental income and other income totaling approximately $6.9 million, $3.4 million and $6.7 million in fiscal years 2010, 2009 and 2008, respectively. The Company held higher average investment balances during fiscal year 2010.

Income Taxes

Income taxes resulted in an effective tax rate of approximately 40.3%, 41.5% and 44.5% in fiscal years 2010, 2009 and 2008, respectively. The higher effective tax rate for fiscal year 2008 resulted primarily from the repatriation of cash from the Company’s Canadian subsidiary.

Share-Based Payments

Share-based payment expense before income taxes recognized during fiscal years 2010, 2009 and 2008 was approximately $22.9 million, $12.8 million and $10.5 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2010	2009	2008
Cost of goods sold and occupancy costs	$862	$439	$233
Direct store expenses	10,140	7,152	5,300
General and administrative expenses	11,892	5,204	4,972
Share-based payment expense before income taxes	22,894	12,795	10,505
Income tax benefit	(9,170)	(5,222)	(4,815)
Net share-based payment expense	$13,724	$7,573	$5,690

The Company intends to keep its stock incentive program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and short-term investments for the fiscal years indicated (in thousands):

	2010	2009
Cash and cash equivalents	$131,996	$430,130
Short-term investments — available-for-sale securities	329,738	—
Restricted cash	86,802	71,023
Total	$548,536	$501,153

We generated cash flows from operating activities of approximately $585.3 million, $587.7 million and $335.0 million in fiscal years 2010, 2009 and 2008, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $715.4 million, $386.3 million and $372.7 million for fiscal years 2010, 2009 and 2008, respectively. Approximately $425.6 million of the net cash used in investing activities for fiscal year 2010 resulted from our investment of a portion of our available cash balances in available-for-sale securities. At September 26, 2010, we had short-term investments in available-for-sale securities totaling approximately $329.7 million and long-term investments in available-for-sale securities totaling approximately $96.1 million. During fiscal year 2008, net cash used in investing activities was partially offset by approximately $163.9 million received from the sale of 35 operating locations under the Henry’s Farmers Market and Sun Harvest banners. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal years 2010, 2009 and 2008 totaled approximately $256.8 million, $314.6 million and $529.5 million, respectively, of which approximately $171.4 million, $248.0 million and $357.5 million, respectively, was for new store development and approximately $85.4 million, $66.6 million and $172.0 million, respectively, was for remodels and other property and equipment expenditures.

The following table provides information about the Company’s store development activities:

			Properties	Total
	Stores opened	Stores opened	tendered	leases signed
	during fiscal	during fiscal	as of	as of
	year 2009	year 2010	November 3, 2010	November 3, 2010(1)
Number of stores (including relocations)	15	16	11	52
Number of relocations	6	—	3	9
Number of lease acquisitions, ground leases and owned properties	4	—	4	4
New areas	1	4	1	8
Average store size (gross square feet)	53,500	42,600	41,100	38,700
Total square footage	801,800	682,200	451,900	2,051,800
Average tender period in months	12.6	10.9
Average pre-opening expense per store	$3.0 million	$2.6 million
Average pre-opening rent per store	$1.3 million	$1.2 million

(1) Includes leased properties tendered

The following table provides information about the Company’s historical store growth:

	2010	2009	2008
Stores at beginning of fiscal year	284	275	276
Stores opened	16	15	20
Acquired stores	2	—	—
Divested stores	(2)	—	—
Relocated stores	—	(5)	(7)
Closed stores	(1)	(1)	(14)
Stores at end of fiscal year	299	284	275
Remodels with major expansions(1)	—	2	1
Total gross square footage at end of fiscal year	11,231,000	10,566,000	9,895,000
Year-over-year growth	6%	7%	6%

(1) Defined as remodels with expansions of square footage greater than 20% completed during the fiscal year.

The Company has opened two stores in fiscal year 2011 as of November 3, 2010. The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal years 2011 through 2014 based on the Company’s current development pipeline. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

			Average		Ending
			new store	Ending	square
	Total		square	square	footage
	openings	Relocations	footage	footage(1)	growth
Remaining fiscal year 2011 stores in development	15	6	41,400	11,762,800	5%
Fiscal year 2012 stores in development	20	—	36,500	12,493,500	6%
Fiscal year 2013 stores in development	14	3	36,600	12,920,700	3%
Fiscal year 2014 stores in development	3	—	48,800	13,067,200	1%
Total	52	9

(1) Reflects openings in fiscal year 2011 through November 3, 2010 and three scheduled expansions in fiscal year 2011.

Net cash used in financing activities totaled approximately $168.9 million in fiscal year 2010. Net cash provided by financing activities totaled approximately $199.5 million and $69.8 million in fiscal years 2009 and 2008, respectively. Proceeds from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $47.0 million, $4.3 million and $18.0 million in fiscal years 2010, 2009 and 2008, respectively.

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. During the third quarter of fiscal year 2010, the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement. At September 26, 2010, the Company had outstanding $490 million under this agreement. Subsequent to year-end, the Company repaid an additional $100 million on the term loan, bringing the current outstanding to $390 million. The loan, which is secured by a pledge of substantially all of the stock in our subsidiaries, bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.5%, or

LIBOR plus an applicable margin, currently 1.5%, based on the Company’s Moody’s and S&P rating. The interest period on LIBOR borrowings may range from one to six months at our option. The participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan in the first quarter of fiscal year 2009. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 26, 2010, we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit, which is secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 26, 2010, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.625%, or LIBOR plus an applicable margin, currently 1.625%, based on the Company’s Moody’s and S&P rating. The participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility in the first quarter of fiscal year 2009. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. No amounts were drawn under this agreement at September 26, 2010 and September 27, 2009. The amount available to the Company under the agreement was effectively reduced to $342.9 million and $335.2 million by outstanding letters of credit totaling approximately $7.1 million and $14.8 million at September 26, 2010 and September 27, 2009, respectively.

The Company assumed convertible debentures totaling approximately $115.0 million in the Wild Oats acquisition, of which approximately $21.8 million was paid off during fiscal year 2008. We had outstanding convertible subordinated debentures which had a carrying amount of approximately $2.7 million at September 28, 2008. In fiscal year 2009, the Company redeemed all remaining debentures at a redemption price equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. On October 23, 2009, the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption on November 27, 2009 in accordance with the terms governing such Series A Preferred Stock at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted by the holders thereof. On November 26, 2009, the holders converted all 425,000 outstanding shares of Series A Preferred Stock into approximately 29.7 million shares of common stock of the Company. The Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million and approximately $19.8 million during fiscal years 2010 and 2009, respectively.

The Company is committed under certain capital leases for rental of equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2011 to 2054.

The following table shows payments due by period on contractual obligations as of September 26, 2010 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Long term debt obligations	$490,000	$—	$490,000	$—	$—
Estimated interest on long term debt obligations	14,602	7,929	6,673	—	—
Capital lease obligations (including interest)	37,142	2,061	4,169	4,262	26,650
Operating lease obligations(1)	6,006,492	294,985	645,707	675,812	4,389,988
Total	$6,548,236	$304,975	$1,146,549	$680,074	$4,416,638

(1) Amounts exclude taxes, insurance and other related expenses.

At September 26, 2010, the Company had gross unrecognized tax benefits totaling approximately $14.9 million including interest and penalties. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 26, 2010, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits in the next 12 months by approximately $5.4 million.

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

During the fourth quarter of fiscal year 2008, the Company’s Board of Directors suspended the quarterly cash dividend on common shares.

During fiscal year 2008, the Company retired approximately 4.5 million shares held in treasury that had been repurchased for a total of approximately $200 million. On November 8, 2009, the Company’s stock repurchase program expired in accordance with its terms.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $0.9 million for fiscal year 2010 and decreases in cash and cash equivalents totaling approximately $1.3 million and $1.6 million for fiscal years 2009 and 2008, reflecting the relative strengthening and weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during these periods.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at September 26, 2010 consist of operating leases disclosed in the above contractual obligations table and the undrawn portion of our revolving credit facility discussed in Note 10 to the consolidated financial statements, “Long-Term Debt,” in “Item 8. Financial Statements and Supplementary Data.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 93.9% and 93.6% of inventories at September 26, 2010 and September 27, 2009, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $19.4 million and $27.1 million at September 26, 2010 and September 27, 2009, respectively.  Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method.

Cost is determined using the item cost method and the retail method for inventories. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins.

Our cost-to-retail ratios contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory mix, inventory spoilage and inventory shrink. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% difference in our cost-to-retail ratios at September 26, 2010 would have affected net income by approximately $1.3 million for fiscal year 2010.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees. The interest rate swap was designated as a cash flow hedge. Hedge effectiveness is measured by comparing the change in fair value of the hedge item with the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge is recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income (loss).” Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded on the accompanying Consolidated Statements of Operations under the caption “Interest expense.” Subsequent to year-end, the swap agreement expired and the carrying amount was paid.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance and self-insured liabilities at September 26, 2010 would have affected net income by approximately $6.0 million for fiscal year 2010.

Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining non-cancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from 1 to 19 years. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our closed property reserves at September 26, 2010 would have affected net income by a maximum of approximately $3.5 million for fiscal year 2010. Any reductions in reserves for closed properties established as part of the Wild Oats Markets acquisition will be applied against goodwill and will not impact earnings.

Share-Based Payments

The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven, or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a three-month period.

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

All full-time team members with a minimum of 400 hours of service may purchase our common stock through payroll deductions under the Company’s Team Member Stock Purchase Plan (“TMSPP”). The TMSPP provides for a 5% discount on the shares purchase date market value which meets the share-based payment, “Safe Harbor” provisions, and therefore is non-compensatory. As a result, no compensation expense will be recognized for our employee stock purchase plan.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our share-based payment expense would have affected net income by approximately $1.4 million for fiscal year 2010.

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

The analysis presented for each of our market risk sensitive instruments is based on a 10% change in interest or currency exchange rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Interest Rate Risk

We seek to minimize the risks from interest rate fluctuations through ongoing evaluation of the composition of our investments and long-term debt.

The Company holds money market fund investments that are classified as cash equivalents and restricted cash. We had cash equivalent investments and restricted cash investments totaling approximately $25.8 million and $86.6 million, respectively, at September 26, 2010. Cash equivalent investments and restricted cash investments totaled approximately $439.0 million and $70.4 million, respectively, at September 27, 2009. These investments are generally short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal year 2010, a hypothetical 10% increase or decrease in interest rates would have resulted in an increase or decrease in interest income earned on these investments of approximately $0.1 million.

The Company also holds available-for-sale securities that are classified as short-term and long-term investments generally consisting of state and local government obligations. We had short-term investments totaling approximately $329.7 million and long-term investments totaling approximately $96.1 million at September 26, 2010. The Company had no available-for-sale securities at September 27, 2009. These investments are recorded at fair value and are generally short-term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal year 2010, a hypothetical 10% increase or decrease in interest rates would have resulted in an increase or decrease in interest income earned on these investments of approximately $0.2 million.

We have outstanding a five-year term loan agreement that bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin or LIBOR plus an applicable margin, based on the Company’s Moody’s and S&P ratings. We had $490 million and $700 million outstanding on the term loan at September 26, 2010 and September 27, 2009, respectively. At September 26, 2010 and September 27, 2009 the loan bore interest based on LIBOR. We believe our term loans do not give rise to significant fair value risk because they are variable interest rate loans with revolving maturities which reflect market changes to interest rates and contain variable risk premiums based on the Company’s corporate ratings. The Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to fix the interest rate at 4.718%, excluding applicable margin and associated fees, to help manage our exposure to interest rate fluctuations. The swap agreement expired on October 1, 2010.

We also have outstanding a $350 million revolving line of credit that extends to 2012. All outstanding amounts under this agreement bear interest at our option of the ABR plus an applicable margin or LIBOR plus an applicable margin, based on the Company’s Moody’s and S&P ratings. At September 26, 2010 and September 27, 2009 no amounts were drawn. We believe our line of credit borrowings do not give rise to significant fair value risk because these borrowings have revolving maturities and contain variable risk premiums based on the Company’s corporate credit ratings.

Additional term loan and line of credit information for September 26, 2010 and September 27, 2009 are as follows (in thousands):

	2010	2009
Term loan agreement:
Outstanding loan balance	$490,000	$700,000
Fair value of swap agreement liability	$399	$20,588
Variable interest rate, excluding applicable margin on non-swap portion of loan	0.553%	0.253%
Interest rate swap fixed interest rate, excluding applicable margin	4.718%	4.718%
Applicable margin — LIBOR, based on Moody’s and S&P ratings	1.500%	1.750%
Applicable margin — ABR, based on Moody’s and S&P ratings	0.500%	0.750%

Line of credit agreement:
Outstanding line of credit balance	$—	$—
Variable interest rate, excluding applicable margin	n/a	n/a
Applicable margin — LIBOR, based on Moody’s and S&P ratings	1.625%	1.875%
Applicable margin — ABR, based on Moody’s and S&P ratings	0.625%	0.875%

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk. We own and operate six stores in Canada and five stores in the United Kingdom. Sales made from the Canadian and United Kingdom stores are made in exchange for Canadian dollars and Great Britain pounds, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At September 26, 2010, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound would have resulted in an immaterial change to our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm	30
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	31
Consolidated Balance Sheets at September 26, 2010, and September 27, 2009	32
Consolidated Statements of Operations for the fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008	33
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008	34
Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008	35
Notes to Consolidated Financial Statements	36

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. as of September 26, 2010 and September 27, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 26, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 26, 2010 and September 27, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 26, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective September 28, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whole Foods Market, Inc.’s internal control over financial reporting as of September 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

November 24, 2010

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders

Whole Foods Market, Inc.

We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 26, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 26, 2010 and September 27, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 26, 2010 of Whole Foods Market, Inc. and our report dated November 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

November 24, 2010

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 26, 2010 and September 27, 2009

Assets	2010	2009
Current assets:
Cash and cash equivalents	$131,996	$430,130
Short-term investments — available-for-sale securities	329,738	—
Restricted cash	86,802	71,023
Accounts receivable	133,346	104,731
Merchandise inventories	323,487	310,602
Prepaid expenses and other current assets	54,686	51,137
Deferred income taxes	101,464	87,757
Total current assets	1,161,519	1,055,380
Property and equipment, net of accumulated depreciation and amortization	1,886,130	1,897,853
Long-term investments — available-for-sale securities	96,146	—
Goodwill	665,224	658,254
Intangible assets, net of accumulated amortization	69,064	73,035
Deferred income taxes	99,156	91,000
Other assets	9,301	7,866
Total assets	$3,986,540	$3,783,388

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$410	$389
Accounts payable	213,212	189,597
Accrued payroll, bonus and other benefits due team members	244,427	207,983
Dividends payable	—	8,217
Other current liabilities	289,823	277,838
Total current liabilities	747,872	684,024
Long-term debt and capital lease obligations, less current installments	508,288	738,848
Deferred lease liabilities	294,291	250,326
Other long-term liabilities	62,831	69,262
Total liabilities	1,613,282	1,742,460

Series A redeemable preferred stock, $0.01 par value, 425 shares authorized; zero and 425 shares issued and outstanding at 2010 and 2009, respectively	—	413,052

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 172,033 and 140,542 shares issued and outstanding at 2010 and 2009, respectively	1,773,897	1,283,028
Accumulated other comprehensive income (loss)	791	(13,367)
Retained earnings	598,570	358,215
Total shareholders’ equity	2,373,258	1,627,876
Commitments and contingencies
Total liabilities and shareholders’ equity	$3,986,540	$3,783,388

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008

	2010	2009	2008
Sales	$9,005,794	$8,031,620	$7,953,912
Cost of goods sold and occupancy costs	5,870,393	5,277,310	5,247,207
Gross profit	3,135,401	2,754,310	2,706,705
Direct store expenses	2,375,716	2,145,809	2,107,940
General and administrative expenses	272,449	243,749	270,428
Pre-opening expenses	38,044	49,218	55,554
Relocation, store closure and lease termination costs	11,217	31,185	36,545
Operating income	437,975	284,349	236,238
Interest expense	(33,048)	(36,856)	(36,416)
Investment and other income	6,854	3,449	6,697
Income before income taxes	411,781	250,942	206,519
Provision for income taxes	165,948	104,138	91,995
Net income	245,833	146,804	114,524
Preferred stock dividends	5,478	28,050	—
Income available to common shareholders	$240,355	$118,754	$114,524

Basic earnings per share	$1.45	$0.85	$0.82
Weighted average shares outstanding	166,244	140,414	139,886

Diluted earnings per share	$1.43	$0.85	$0.82
Weighted average shares outstanding, diluted basis	171,710	140,414	140,011

Dividends declared per common share	$—	$—	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

Fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008

				Accumulated
			Common	other		Total
	Shares	Common	stock in	comprehensive	Retained	shareholders’
	outstanding	stock	treasury	income (loss)	earnings	equity
Balances at September 30, 2007	139,240	$1,232,845	$(199,961)	$15,722	$410,198	$1,458,804
Net income	—	—	—	—	114,524	114,524
Foreign currency translation adjustments	—	—	—	(7,714)	—	(7,714)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	—	2,302	—	2,302
Change in unrealized losses, net of income taxes	—	—	—	(9,888)	—	(9,888)
Comprehensive income						99,224
Dividends ($0.60 per common share)	—	—	—	—	(84,012)	(84,012)
Issuance of common stock pursuant to team member stock plans	1,040	17,206	—	—	—	17,206
Retirement of treasury stock	—	—	199,961	—	(199,961)	—
Excess tax benefit related to exercise of team member stock options	—	6,083	—	—	—	6,083
Share-based payment expense	—	10,505	—	—	—	10,505
Cumulative effect of new accounting standard adoption	—	—	—	—	(1,288)	(1,288)
Other	6	(498)	—	—	—	(498)
Balances at September 28, 2008	140,286	1,266,141	—	422	239,461	1,506,024
Net income	—	—	—	—	146,804	146,804
Foreign currency translation adjustments	—	—	—	(8,748)	—	(8,748)
Reclassification adjustments for amounts included in income, net of income taxes	—	—	—	8,440	—	8,440
Change in unrealized losses, net of income taxes	—	—	—	(13,481)	—	(13,481)
Comprehensive income						133,015
Redeemable preferred stock dividends	—	—	—	—	(28,050)	(28,050)
Issuance of common stock pursuant to team member stock plans	256	4,286	—	—	—	4,286
Excess tax benefit related to exercise of team member stock options	—	54	—	—	—	54
Share-based payment expense	—	12,795	—	—	—	12,795
Other	—	(248)	—	—	—	(248)
Balances at September 27, 2009	140,542	1,283,028	—	(13,367)	358,215	1,627,876
Net income	—	—	—	—	245,833	245,833
Foreign currency translation adjustments	—	—	—	1,564	—	1,564
Reclassification adjustments for amounts included in income, net of income taxes	—	—	—	12,943	—	12,943
Change in unrealized losses, net of income taxes	—	—	—	(349)	—	(349)
Comprehensive income						259,991
Redeemable preferred stock dividends	358	5,195	—	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	—	413,052
Issuance of common stock pursuant to team member stock plans	1,822	47,020	—	—	—	47,020
Excess tax benefit related to exercise of team member stock options	—	2,708	—	—	—	2,708
Share-based payment expense	—	22,894	—	—	—	22,894
Balances at September 26, 2010	172,033	$1,773,897	$—	$791	$598,570	$2,373,258

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008

	2010	2009	2008
Cash flows from operating activities
Net income	$245,833	$146,804	$114,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,589	266,695	249,213
Loss (gain) on disposition of fixed assets	(170)	3,012	3,754
Impairment of long-lived assets	2,237	24,508	9,195
Share-based payment expense	22,894	12,795	10,505
LIFO expense (benefit)	(7,670)	(5,598)	12,683
Deferred income tax expense (benefit)	(33,534)	14,076	(9,993)
Excess tax benefit related to exercise of team member stock options	(2,982)	(42)	(5,686)
Deferred lease liabilities	39,636	48,029	44,167
Other	(2,371)	2,800	(65)
Net change in current assets and liabilities:
Accounts receivable	(28,447)	10,408	(10,468)
Merchandise inventories	(3,048)	21,732	(52,630)
Prepaid expenses and other current assets	(1,640)	21,415	(27,833)
Accounts payable	23,454	6,527	(45,378)
Accrued payroll, bonus and other benefits due team members	36,133	11,985	14,413
Other current liabilities	20,030	14,696	14,350
Net change in other long-term liabilities	(659)	(12,121)	14,241
Net cash provided by operating activities	585,285	587,721	334,992
Cash flows from investing activities
Development costs of new locations	(171,379)	(247,999)	(357,520)
Other property and equipment expenditures	(85,414)	(66,616)	(171,952)
Purchase of available-for-sale securities	(1,072,243)	—	(194,316)
Sale of available-for-sale securities	646,594	—	194,316
Decrease (increase) in restricted cash	(15,779)	(70,406)	1,693
Payment for purchase of acquired entities, net of cash acquired	(14,470)	—	(5,480)
Proceeds received from divestiture, net	—	—	163,913
Other investing activities	(2,715)	(1,262)	(3,375)
Net cash used in investing activities	(715,406)	(386,283)	(372,721)
Cash flows from financing activities
Common stock dividends paid	—	—	(109,072)
Preferred stock dividends paid	(8,500)	(19,833)	—
Issuance of common stock	46,962	4,286	18,019
Excess tax benefit related to exercise of team member stock options	2,982	42	5,686
Proceeds from issuance of redeemable preferred stock, net	—	413,052	—
Proceeds from long-term borrowings	—	123,000	317,000
Payments on long-term debt and capital lease obligations	(210,350)	(318,370)	(161,151)
Other financing activities	—	(2,722)	(652)
Net cash provided by (used in) financing activities	(168,906)	199,455	69,830
Effect of exchange rate changes on cash and cash equivalents	893	(1,297)	(1,567)
Net change in cash and cash equivalents	(298,134)	399,596	30,534
Cash and cash equivalents at beginning of year	430,130	30,534	—
Cash and cash equivalents at end of year	$131,996	$430,130	$30,534

Supplemental disclosures of cash flow information:
Interest paid	$39,156	$43,685	$36,155
Federal and state income taxes paid	$193,044	$69,701	$118,366
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$418,247	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements

Fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008

(1) Description of Business

Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) own and operate the largest chain of natural and organic foods supermarkets. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 30 years. As of September 26, 2010, we operated 299 stores: 288 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom.

The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of annual percentage sales and net long-lived assets by geographic area:

	2010	2009	2008
Sales:
United States	97.0%	97.2%	96.5%
Canada and United Kingdom	3.0%	2.8%	3.5%
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	96.6%	96.5%	96.4%
Canada and United Kingdom	3.4%	3.5%	3.6%
Total long-lived assets, net	100.0%	100.0%	100.0%

The following is a summary of annual percentage sales by product category:

	2010	2009	2008
Grocery	33.5%	33.8%	33.2%
Prepared foods	18.8%	19.1%	19.3%
Other perishables	47.7%	47.1%	47.5%
Total sales	100.0%	100.0%	100.0%

(2) Summary of Significant Accounting Policies

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2010, 2009 and 2008 were 52-week years.

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

Investments

We classify as available-for-sale our cash equivalent investments, restricted cash investments, and our investments in debt and equity securities that have readily determinable fair values. Available-for-sale investments are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary for a period greater than two fiscal quarters results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method.

Restricted Cash

Restricted cash primarily relates to cash held as collateral to support a portion of our projected workers’ compensation obligations.

Inventories

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 93.9% and 93.6% of inventories in fiscal years 2010 and 2009, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $19.4 million and $27.1 million at September 26, 2010 and September 27, 2009, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method.

Cost is determined using the item cost method and the retail method for inventories. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins.

Our largest supplier, United Natural Foods, Inc., accounted for approximately 27%, 28% and 32% of our total purchases in fiscal years 2010, 2009 and 2008, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. We provide depreciation of equipment over the estimated useful lives (generally 3 to 15 years) using the straight-line method. We provide amortization of leasehold improvements and real estate assets under capital leases on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company’s option if exercise of the option is determined to be reasonably assured. We provide depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. The Company recognizes a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred. Repair and maintenance costs are expensed as incurred. Interest costs on significant projects constructed or developed for the Company’s own use are capitalized as a separate component of the asset. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Operating Leases

The Company leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space for construction and other purposes. We record tenant improvement allowances and rent holidays as deferred rent liabilities, and amortize the deferred rent over the terms of the lease to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels as defined by the lease will be reached.

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

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, liquor licenses, license agreements, non-competition agreements, and debt issuance costs. Indefinite-lived intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. We amortize definite-lived intangible assets on a straight-line basis over the life of the related agreement. Currently, the weighted average life is approximately 16 years for contract-based intangible assets, and approximately 4 years for marketing-related and other identifiable intangible assets.

In fiscal year 2010, the Company adopted amendments to the Financial Accounting Standards Board (“FASB”) guidance on Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” These provisions amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the determination of the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of these provisions had no impact on our consolidated financial statements.

Business Combinations

In fiscal year 2010, the Company adopted new guidance within ASC 805, “Business Combinations,” which replaced previous guidance in that Topic and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals,” and combinations achieved without the transfer of consideration. The new provisions establish principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired, and also provide for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional amendments address the recognition and initial measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired as part of a business combination. The guidance was applied prospectively on business combinations during fiscal year 2010 and did not have an impact on our consolidated financial statements.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company impairs assets related to an operating location, a charge to write down the related assets is included in the “Direct store expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets to their estimated recoverable value is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

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

The Company holds money market fund investments that are classified as cash equivalents or restricted cash and available-for-sale securities generally consisting of state and local government obligations that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. Investments are stated at fair value, based on quoted prices in active markets for identical assets, with unrealized gains and losses included as a component of shareholders’ equity until realized. The carrying amount of the Company’s interest rate swap agreement is measured at fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable, including interest rate curves. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged against net earnings.

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

Effective September 28, 2009, the Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities. Specifically, the Company measures certain property and equipment and intangible assets at fair value resulting from impairment as applicable. The fair value is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections. When the Company determines assets related to an operating location are impaired, a charge to write down the related assets to fair value is included in the “Direct store expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

Effective January 18, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” Specifically, the Company updated the determination of a class of assets or liabilities for which separate fair value measurement should be disclosed and the need to disclose valuation techniques used to measure both recurring and nonrecurring Level 2 or Level 3 fair value measurements, based on clarified guidance. Expanded disclosures related to significant transfers in and out of Level 1 and Level 2, and the requirement related to the presentation of the Level 3 reconciliation, were not applicable to the Company during fiscal year 2010 as we had no transfers in valuation levels or Level 3 financial assets and liabilities.

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

Effective January 19, 2009, the Company adopted amendments to ASC 815, “Derivatives and Hedging,” that establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Effective July 5, 2010, the Company adopted the provisions of ASU No. 2010-11, “Scope Exceptions Related to Embedded Credit Derivatives,” which amends ASC 815, “Derivatives and Hedging.” The amended guidance clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting as well as under which circumstances embedded credit derivative features would not qualify for the scope exception and would be subject to potential bifurcation and separate accounting. The adoption of this provision did not affect our consolidated financial statements.

Insurance and Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company had insurance liabilities totaling approximately $101.1 million and $86.9 million at September 26, 2010 and September 27, 2009, respectively, included in the “Other current liabilities” line item on the Consolidated Balance Sheets.

Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from 1 to 19 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, distribution and food preparation costs, and shipping and handling costs. The Company receives various rebates from third party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are calculated based on actual purchase volumes. Volume discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance costs, and property insurance.

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefits costs, supplies, depreciation, community marketing and other store-specific costs. Advertising and marketing expense for fiscal years 2010, 2009 and 2008 was approximately $37.9 million, $32.9 million and $39.7 million, respectively. Advertising costs are charged to expense as incurred.

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits costs, occupancy and other related costs associated with corporate and regional administrative support services.

Pre-opening Expenses

Pre-opening expenses include rent expense incurred during construction of new stores and costs related to new store openings, including costs associated with hiring and training personnel, smallwares, supplies and other miscellaneous costs. Rent expense is generally incurred approximately 11 months prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 30 days prior to a new store opening. Pre-opening costs are expensed as incurred.

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

Share-Based Payments

The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven, or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a three-month period.

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

All full-time team members with a minimum of 400 hours of service may purchase our common stock through payroll deductions under the Company’s Team Member Stock Purchase Plan (“TMSPP”). The TMSPP provides for a 5% discount on the shares purchase date market value which meets the share-based payment, “Safe Harbor” provisions, and therefore is non-compensatory. As a result, no compensation expense will be recognized for our employee stock purchase plan.

Income Taxes

We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. The Company believes that its tax positions are consistent with applicable tax law, but certain positions may be challenged by taxing authorities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

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

Treasury Stock

The Company maintained a stock repurchase program which expired on November 8, 2009. Under that program, the Company could repurchase shares of the Company’s common stock on the open market that are held in treasury at cost. The subsequent retirement of treasury stock is recorded as a reduction in retained earnings at cost. The Company’s common stock has no par value.

Earnings per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the fiscal period. Net income available to common shareholders in fiscal years 2010 and 2009 is calculated using the two-class method, which is an earnings allocation method for computing earnings per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The application of the two-class method is required since the Company’s redeemable preferred shares contained a participation feature.

Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of convertible debt, dilutive options, and redeemable preferred stock.

During fiscal year 2010, the Company adopted ASU No. 2009-08, “Earnings per Share — Amendments to Sections 260-10-S99.” The amended guidance represents technical changes to ASC 260, “Earnings per Share,” to reflect SEC staff pronouncements on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The update consisted principally of formatting changes and removing out-of-date guidance. The adoption of ASU No. 2009-08 had no impact on our consolidated financial statements.

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

Foreign Currency Translation

The Company’s Canadian and United Kingdom operations use their local currency as their functional currency. Beginning in fiscal year 2009, foreign currency transaction gains and losses related to Canadian intercompany operations are charged to net income in the period incurred. The Company recognized foreign currency expense totaling approximately $0.2 million and $0.9 million in fiscal years 2010 and 2009, respectively. Intercompany transaction gains and losses associated with our United Kingdom operations are excluded from the determination of net income since these transactions are considered long-term investments in nature. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual amounts could differ from those estimates.

Reclassifications

Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation.

(3) Business Combinations

Greenlife Grocery

On May 24, 2010, the Company completed the acquisition of certain assets of Greenlife Grocery, LLC (“Greenlife”) in exchange for approximately $14.5 million in cash plus the assumption of certain liabilities. The assets acquired are all assets related to two natural foods supermarkets in Chattanooga, Tennessee, and Asheville, North Carolina. Assets acquired included, but were not limited to, inventory, fixed assets, and the Greenlife trade name. The purchase price has been allocated to tangible and identifiable intangible assets totaling approximately $5.4 million based on their estimated fair values at the date of acquisition. Total costs in excess of tangible and identifiable intangible assets acquired of approximately $9.5 million have been recorded as goodwill. Results of these acquired operations are included in our Consolidated Statements of Operations for the period beginning May 25, 2010 through September 26, 2010.

Wild Oats Markets

Effective August 28, 2007, the Company completed the acquisition of Wild Oats Markets, Inc. (“Wild Oats”) in a cash tender offer totaling approximately $565 million plus the assumption of debt. At the date of acquisition, Wild Oats had 109 stores in 23 states and British Columbia, Canada, operating under four banners: Wild Oats Marketplace nationwide, Henry’s Farmers Market (“Henry’s”) in Southern California, Sun Harvest in Texas, and Capers Community Market in British Columbia. In connection with the acquisition of Wild Oats, the Company separately entered into an agreement to sell certain assets and liabilities, consisting primarily of fixed assets, inventories and operating leases, related to all 35 Henry’s and Sun Harvest stores and a related distribution center in Riverside, California, to a wholly owned subsidiary of Smart & Final, Inc., a Los Angeles-based food retailer, for a final purchase price of approximately $163.9 million. This sale was completed effective September 30, 2007. Regarding the other 74 Wild Oats and Capers banner stores the Company acquired in the Wild Oats Markets transaction, the Company has closed 22 stores, divested 2 stores as part of the settlement agreement with the Federal Trade Commission (“FTC”), and currently intends to relocate 2 additional stores in fiscal year 2011.

During fiscal year 2010, the Company recorded goodwill adjustments of approximately $2.6 million that related primarily to certain restructuring reserves.

(4) FTC Settlement Agreement

The FTC challenged the Company’s August 28, 2007 acquisition of Wild Oats Markets, Inc. The Company reached a settlement agreement with the FTC and received final approval of the settlement agreement by the FTC Commissioners on June 1, 2009, after a 30-day public comment period. Under the terms of the agreement, a third-party divestiture trustee was appointed to market for sale until September 8, 2009: leases and related assets for 19 non-operating former Wild Oats stores; leases and related fixed assets (excluding inventory) for 12 operating acquired Wild Oats stores and one operating Whole Foods Market store; and Wild Oats trademarks and other intellectual property associated with the Wild Oats stores.

Pursuant to the settlement agreement, the divestiture period was extended by the FTC until March 8, 2010 to allow for good faith offers that were not finalized for six operating and two non-operating former Wild Oats stores as well as Wild Oats trademarks and other intellectual property associated with the Wild Oats stores. At the conclusion of the divestiture period, the divestiture trustee submitted buyers awaiting FTC approval for a total of two operating and one non-operating former Wild Oats stores, as well as the Wild Oats trademarks and intellectual property. The FTC approved the sale of those properties and related intangible assets on June 18, 2010. These transactions were completed during the third quarter of fiscal year 2010. The 11 remaining operating stores and 18 non-operating stores have been retained by the Company without further obligation to divest.

Pursuant to the FTC’s approval of the final consent order, the Company recorded adjustments during the second half of fiscal year 2009 totaling approximately $4.8 million to measure long-lived assets and certain lease liabilities related to certain of the operating stores for which sale and transfer of the assets was determined to be probable or more likely than not at the lower of carrying amount or fair value less costs to sell. Additionally, the Company recorded adjustments totaling $3.0 million during fiscal year 2010 to measure the disposed assets and liabilities at fair value.

(5) Investments

The Company had money market fund investments that are classified as short-term cash equivalent investments and restricted cash investments totaling approximately $25.8 million and $86.6 million at September 26, 2010, compared to approximately $439.0 million and $70.4 million at September 27, 2009, respectively.

At September 26, 2010, the Company also had available-for-sale securities, generally consisting of state and local government obligations totaling approximately $425.9 million, of which approximately $329.7 million were classified as short-term. No available-for sale securities were held at September 27, 2009.

(6) Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company held the following financial assets and liabilities at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

September 26, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$112,363	$—	$—	$112,363
Marketable securities — available-for-sale	425,884	—	—	425,884
Total	$538,247	$—	$—	$538,247
Liabilities:
Interest rate swap	$—	$399	$—	$399

September 27, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$509,395	$—	$—	$509,395
Liabilities:
Interest rate swap	$—	$20,588	$—	$20,588

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value adjustments were included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in thousands):

	2010	2009	2008
Direct store expenses	$1,261	$14,827	$1,492
Relocation, store closure and lease termination costs	976	9,681	7,703
Total impairment of long-lived assets	$2,237	$24,508	$9,195

The Company recorded fair value adjustments totaling approximately $2.2 million, $19.1 million and $6.9 million during fiscal years 2010, 2009 and 2008, respectively, reducing the carrying value of related property and equipment to zero. During fiscal year 2009, total long-lived asset impairment charges also included approximately $5.3 million related to locations included in the FTC settlement, reducing the carrying value to fair value. The FTC settlement is discussed further in Note 4 to the consolidated financial statements, “FTC Settlement Agreement.”

(7) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2010	2009
Land	$48,928	$48,928
Buildings and leasehold improvements	1,863,259	1,687,103
Capitalized real estate leases	24,874	24,874
Fixtures and equipment	1,240,303	1,187,195
Construction in progress and equipment not yet in service	120,845	130,068
	3,298,209	3,078,168
Less accumulated depreciation and amortization	(1,412,079)	(1,180,315)
	$1,886,130	$1,897,853

Depreciation and amortization expense related to property and equipment totaled approximately $265.1 million, $255.3 million and $233.5 million for fiscal years 2010, 2009 and 2008, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $7.8 million and $9.6 million at September 26, 2010, and September 27, 2009, respectively. Property and equipment includes approximately $3.8 million, $5.2 million and $6.0 million of interest capitalized during fiscal years 2010, 2009 and 2008, respectively. Development costs of new locations totaled approximately $171.4 million, $248.0 million and $357.5 million in fiscal years 2010, 2009 and 2008, respectively. Construction accruals related to development sites, remodels, and expansions were included in the “Other current liabilities” line item on the Consolidated Balance Sheets and totaled approximately $29.9 million and $35.2 million at September 26, 2010, and September 27, 2009, respectively. Additionally, the Company also held approximately $1.5 million and $4.8 million, net of accumulated depreciation, related to certain land and buildings held for sale as of September 26, 2010 and September 27, 2009, respectively, in the “Prepaid expenses and other current assets” line item on the Consolidated Balance Sheets. During fiscal year 2010, the Company recorded a gain of approximately $3.2 million related to the sale of a non-operating property, which was included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations. Subsequent to year-end, the Company sold certain fixtures and equipment at carrying value, totaling approximately $1.5 million.

(8) Goodwill and Other Intangible Assets

There were no impairments of goodwill during fiscal years 2010, 2009 or 2008. The Company recorded goodwill adjustments of approximately $2.6 million, related to certain restructuring reserves, and approximately $1.3 million related primarily to certain restructuring reserves and certain tax liabilities during fiscal years 2010 and 2009, respectively. Additionally, during fiscal year 2010, the Company recorded goodwill totaling approximately $9.5 million in connection with the Greenlife acquisition.

The components of intangible assets were as follows (in thousands):

	2010		2009
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,643	$—	$1,566	$—
Definite-lived contract-based	96,821	(30,706)	96,515	(25,105)
Definite-lived marketing-related and other	1,574	(268)	225	(166)
	$100,038	$(30,974)	$98,306	$(25,271)

We acquired definite-lived intangible assets totaling approximately $1.9 million, consisting primarily of license agreements and acquired leasehold rights, and approximately $1.6 million, consisting primarily of acquired leasehold rights, during fiscal years 2010 and 2009, respectively. Amortization associated with intangible assets totaled approximately $6.0 million, $7.9 million and $12.9 million during fiscal years 2010, 2009 and 2008, respectively.

Future amortization associated with the net carrying amount of intangible assets is estimated to be approximately as follows (in thousands):

Fiscal year 2011	$6,076
Fiscal year 2012	6,025
Fiscal year 2013	5,138
Fiscal year 2014	5,005
Fiscal year 2015	4,692
Future fiscal years	40,485
$67,421

(9) Reserves for Closed Properties

Following is a summary of store closure reserve activity during the fiscal years indicated (in thousands):

	2010	2009
Beginning balance	$69,228	$69,269
Additions	5,236	8,276
Usage	(19,431)	(17,841)
Adjustments	4,265	9,524
Ending Balance	$59,298	$69,228

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. There were no additions to the store closure reserve related to new closures in fiscal year 2010. During fiscal year 2009, the Company recorded reserves totaling approximately $2.7 million related to five new closures. Usage included approximately $6.6 million and $4.2 million in termination fees related to certain idle properties, and approximately $12.8 million and $13.7 million in ongoing cash rental payments during fiscal years 2010 and 2009, respectively. During fiscal years 2010 and 2009, the Company recognized charges of approximately $6.9 million and $12.9 million, respectively, related to increases in reserves primarily due to changes in certain subtenant income estimates related to the continued depression in the commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” Additionally, the Company recorded goodwill adjustments of approximately $2.6 million during fiscal years 2010 and 2009.

(10) Long-Term Debt

We have long-term debt and obligations under capital leases as follows (in thousands):

	2010	2009
Obligations under capital lease agreements, due in monthly installments through 2029	$18,299	$18,649
Cash flow hedge instrument	399	20,588
Term loan	490,000	700,000
Total long-term debt and capital lease obligations	508,698	739,237
Less current installments	410	389
Long-term debt and capital lease obligations, less current installments	$508,288	$738,848

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. During the third quarter of fiscal year 2010, the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement. At September 26, 2010, the Company had outstanding $490 million under this agreement. Subsequent to year-end, the Company repaid an additional $100 million on the term loan, bringing the current outstanding to $390 million. The loan, which is secured by a pledge of substantially all of the stock in our subsidiaries, bears interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.5%, or LIBOR plus an applicable margin, currently 1.5%, based on the Company’s Moody’s and S&P rating. The interest period on LIBOR borrowings may range from one to six months at our option. The participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the term loan in the first quarter of fiscal year 2009. The term loan agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 26, 2010, we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit, which is secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 26, 2010, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin, currently 0.625%, or LIBOR plus an applicable margin, currently 1.625%, based on the Company’s Moody’s and S&P rating. The participating banks obtained security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility in the first quarter of fiscal year 2009. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. No amounts were drawn under this agreement at September 26, 2010 and September 27, 2009. The amount available to the Company under the agreement was effectively reduced to $342.9 million and $335.2 million by outstanding letters of credit totaling approximately $7.1 million and $14.8 million at September 26, 2010 and September 27, 2009, respectively.

A summary of applicable interest rates as of the end of fiscal years 2010 and 2009 follows:

	2010	2009
Term loan agreement:
Variable interest rate, excluding applicable margin on non-swap portion of loan	0.533%	0.253%
Interest rate swap fixed interest rate, excluding applicable margin	4.718%	4.718%
Applicable margin — LIBOR, based on Moody’s and S&P ratings	1.500%	1.750%
Applicable margin — ABR, based on Moody’s and S&P ratings	0.500%	0.750%

Line of credit agreement:
Variable interest rate, excluding applicable margin	n/a	n/a
Applicable margin — LIBOR, based on Moody’s and S&P ratings	1.625%	1.875%
Applicable margin — ABR, based on Moody’s and S&P ratings	0.625%	0.875%
Commitment fee on undrawn amount	0.325%	0.375%

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2029.  Lease agreements are discussed further in Note 12 to the consolidated financial statements, “Leases.”

(11) Derivatives

During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. Hedge ineffectiveness was not material during fiscal year 2010 or 2009.

The interest rate swap agreement does not contain a credit-risk-related contingent feature. The carrying amount of the Company’s interest rate swap totaled approximately $0.4 million and $20.6 million at September 26, 2010 and September 27, 2009, respectively, and is included on the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. These losses are being recognized as an adjustment to interest expense over the same period in which the interest costs on the related debt are recognized. During fiscal years 2010 and 2009, the Company reclassified approximately $21.7 million and $14.4 million, respectively, from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations.

Subsequent to year end, the swap agreement expired and the carrying amount was paid. The interest rate on the Company’s term loan is now determined based on the agreement described in Note 10 to the consolidated financial statements, “Long-Term Debt.”

(12) Leases

The Company is committed under certain capital leases for rental of equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2011 to 2054. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2010, 2009 and 2008 totaled approximately $303.5 million, $281.9 million and $257.5 million, respectively.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in thousands):

	Capital	Operating	Sublease
Fiscal year 2011	$2,061	$294,985	$6,999
Fiscal year 2012	2,059	317,357	6,402
Fiscal year 2013	2,110	328,350	5,742
Fiscal year 2014	2,097	336,972	4,900
Fiscal year 2015	2,165	338,840	3,909
Future fiscal years	26,650	4,389,988	11,825
	37,142	$6,006,492	$39,777
Less amounts representing interest	18,843
Net present value of capital lease obligations	18,299
Less current installments	410
Long-term capital lease obligations, less current installments	$17,889

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease.

During fiscal years 2010, 2009 and 2008, we paid contingent rentals totaling approximately $9.5 million, $9.4 million and $10.8 million, respectively. Sublease rental income totaled approximately $7.2 million, $6.3 million and $5.4 million during fiscal years 2010, 2009 and 2008, respectively.

(13) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2010	2009	2008
Current federal income tax	$151,349	$64,680	$62,835
Current state income tax	40,730	23,974	22,906
Current foreign income tax	4,172	1,536	6,758
Total current tax	196,251	90,190	92,499
Deferred federal income tax	(23,695)	15,347	(1,086)
Deferred state income tax	(6,572)	(1,258)	(1,589)
Deferred foreign income tax	(36)	(141)	2,171
Total deferred tax	(30,303)	13,948	(504)
Total income tax expense	$165,948	$104,138	$91,995

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2010	2009	2008
Federal tax based on statutory rates	$144,123	$87,780	$72,282
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	—	967	—
Tax exempt interest	(369)	—	(112)
Share-based compensation	(386)	33	(181)
Deductible state income taxes	(11,955)	(7,951)	(7,461)
Tax rate differential relating to foreign operations	(4,981)	(3,058)	(4,953)
Other, net	1,221	2,256	2,174
Total federal taxes	127,653	80,027	61,749
State income taxes	34,158	22,717	21,317
Foreign income taxes	4,137	1,394	8,929
Total income tax expense	$165,948	$104,138	$91,995

Current income taxes payable totaled approximately $10.7 million and $7.8 million at September 26, 2010 and September 27, 2009, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2010	2009
Deferred tax assets:
Compensation-related costs	$88,729	$68,675
Insurance-related costs	34,849	29,968
Inventories	2,827	1,975
Lease and other termination accruals	24,396	28,416
Rent differential	91,086	78,120
Deferred taxes associated with unrecognized tax benefit	3,555	4,967
Cash flow hedge instrument	154	7,960
Tax basis of fixed assets in excess of book basis	7,212	7,243
Net domestic and international operating loss carryforwards	16,405	13,395
Tax credit carryforwards	124	124
Gross deferred tax assets	269,337	240,843
Valuation allowance	(24,682)	(21,707)
	244,655	219,136
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(34,862)	(37,295)
Capitalized costs expensed for tax purposes	(3,885)	(2,898)
Other	(5,288)	(186)
	(44,035)	(40,379)
Net deferred tax asset	$200,620	$178,757

Deferred taxes for continuing operations have been classified on the Consolidated Balance Sheets as follows (in thousands):

	2010	2009
Current assets	$101,464	$87,757
Noncurrent assets	99,156	91,000
Net deferred tax asset	$200,620	$178,757

At September 26, 2010, the Company had international operating loss carryforwards totaling approximately $58.5 million, all of which have an indefinite life. The Company provided a valuation allowance totaling approximately $24.7 million for deferred tax assets associated with international operating loss carryforwards, federal credit carryforwards, and deferred tax assets associated with unrecognized tax benefits, for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

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

At September 26, 2010, the Company had unrecognized tax benefits totaling approximately $10.7 million (not including accrued interest and penalties). The aggregate changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the two years ended September 26, 2010, is as follows (in thousands):

Balance at September 29, 2008	$19,912
Additions based on tax positions related to the current year	150
Additions for tax positions of prior years	3,422
Reductions for tax positions of prior years	(358)
Lapse of statute of limitations	(255)
Settlements	(9,673)
Balance at September 27, 2009	$13,198
Additions based on tax positions related to the current year	84
Additions for tax positions of prior years	1,059
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(105)
Settlements	(3,494)
Balance at September 26, 2010	$10,742

The Company’s total gross unrecognized tax benefits are classified in the “Other long-term liabilities” line item on the Consolidated Balance Sheets. If the Company were to prevail on all unrecognized tax benefits recorded at September 26, 2010, the total gross unrecognized tax benefit totaling approximately $10.7 million would benefit the Company’s effective tax rate if recognized. In addition, associated penalties and interest previously recognized would also benefit the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. During the fiscal year ended September 26, 2010, we recorded approximately $1.4 million in interest and penalties. The Company had accrued approximately $4.2 million and $4.9 million for the payment of interest and penalties at September 26, 2010 and September 27, 2009, respectively.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in Canada and the United Kingdom. The Internal Revenue Service (“IRS”) of the United States completed its examination of the Company’s federal tax returns for its fiscal years 2005 and 2006 during the fourth quarter of fiscal year 2010. The Company has been notified that the IRS will open an audit covering fiscal years 2007 and 2008. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years before 2007 and is no longer subject to state and local income tax examinations for fiscal years before 2001.

Although timing of the resolution and/or closure of income tax audits is highly uncertain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits in the next 12 months. As of September 26, 2010, the amount of unrecognized tax benefit which is reasonably possible to result in payment of cash within 12 months, including interest and penalties, is approximately $5.4 million.

(14) Redeemable Preferred Stock

During the first quarter of fiscal year 2009, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. The Series A Preferred Stock was classified as temporary shareholders’ equity at September 27, 2009 since the shares were (i) redeemable at the option of the holder and (ii) had conditions for redemption which are not solely within the control of the Company. The holders of the Series A Preferred Stock were entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash. The Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million and approximately $19.8 million during fiscal years 2010 and 2009, respectively.

On October 23, 2009, the Company announced its intention to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption on November 27, 2009 in accordance with the terms governing such Series A Preferred Stock. On November 26, 2009, the holders converted all 425,000 outstanding shares of the Series A Preferred Stock to common stock. The Series A Preferred Stock was converted to common stock based on the quotient of (i) the liquidation preference plus accrued dividends and (ii) 1,000, multiplied by the conversion rate of 68.9655. At the conversion date, the liquidation preference of the Series A Preferred Stock of $425 million and accrued dividends of approximately $5.2 million converted into approximately 29.7 million shares of common stock of the Company.

(15) Shareholders’ Equity

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

During the fourth quarter of fiscal year 2008, the Company’s Board of Directors suspended the quarterly cash dividend on common shares.

Treasury Stock

During fiscal year 2008, the Company’s Board of Directors approved a $100 million increase in the Company’s stock repurchase program, bringing the total authorization to $400 million. During fiscal year 2008, the Company retired all shares held in treasury totaling approximately $200 million. The Company’s remaining authorization under the stock repurchase program expired during the first quarter of fiscal year 2010 and was not renewed.

Comprehensive Income

Our comprehensive income is comprised of net income; unrealized gains and losses on investments; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	2010	2009
Net income	$245,833	$146,804
Foreign currency translation adjustment, net	1,564	(8,748)
Reclassification adjustments for amount included in net income	12,943	8,440
Unrealized losses, net	(349)	(13,481)
Comprehensive income	$259,991	$133,015

At September 27, 2009, accumulated other comprehensive income consisted of unrealized losses on cash flow hedge instruments of approximately $12.6 million, which were reclassified to net income during fiscal year 2010.

(16) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for fiscal years 2010 and 2008 include the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options. Additionally, the computation of diluted earnings per share for fiscal year 2010 includes the assumed conversion of Series A Preferred Stock.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	2010	2009	2008
Income available to common shareholders (numerator for basic earnings per share)	$240,355	$118,754	$114,524
Preferred stock dividends	5,478	—	—
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$245,833	$118,754	$114,524

Weighted average common shares outstanding (denominator for basic earnings per share)	166,244	140,414	139,886
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	715	—	125
Assumed conversion of preferred stock	4,751	—	—
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	171,710	140,414	140,011

Basic earnings per share	$1.45	$0.85	$0.82

Diluted earnings per share	$1.43	$0.85	$0.82

The computation of diluted earnings per share for fiscal year 2010 does not include options to purchase approximately 13.2 million shares of common stock due to their antidilutive effect. The computation of diluted earnings per share for fiscal year 2009 does not include options to purchase approximately 16.5 million shares of common stock or the conversion of Series A Preferred Stock to approximately 24.1 million shares of common stock due to their antidilutive effect. The computation of diluted earnings per share for fiscal year 2008 does not include options to purchase approximately 13.4 million shares of common stock or approximately 70,000 shares of common stock related to the zero coupon convertible subordinated debentures at year end due to their antidilutive effect.

(17) Share-Based Payments

Total share-based payment expense before income taxes recognized during fiscal years 2010, 2009 and 2008 was approximately $22.9 million, $12.8 million and $10.5 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2010	2009	2008
Cost of goods sold and occupancy costs	$862	$439	$233
Direct store expenses	10,140	7,152	5,300
General and administrative expenses	11,892	5,204	4,972
Share-based payment expense before income taxes	22,894	12,795	10,505
Income tax benefit	(9,170)	(5,222)	(4,815)
Net share-based payment expense	$13,724	$7,573	$5,690

Stock Options

At September 26, 2010, September 27, 2009 and September 28, 2008, approximately 12.7 million, 15.4 million and 4.5 million shares of our common stock, respectively, were available for future stock incentive grants.

The following table summarizes option activity (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	average	Aggregate
	of options	average	remaining	intrinsic
	outstanding	exercise price	contractual life	value
Outstanding options at September 30, 2007	17,211	$49.80
Options granted	2,249	27.59
Options exercised	(973)	15.73
Options expired	(842)	55.64
Options forfeited	(215)	43.18
Outstanding options at September 28, 2008	17,430	$48.64
Options granted	2,714	18.73
Options exercised	(62)	25.38
Options expired	(1,506)	39.46
Options forfeited	(259)	34.05
Outstanding options at September 27, 2009	18,317	$45.24
Options granted	3,136	40.78
Options exercised	(1,624)	27.30
Options expired	(553)	56.23
Options forfeited	(330)	29.15
Outstanding options at September 26, 2010	18,946	$46.00	2.99	$59,984
Vested/expected to vest at September 26, 2010	18,436	$46.34	2.91	$44,353
Exercisable options at September 26, 2010	12,677	$52.90	1.68	$16,139

The weighted average fair values of options granted during fiscal years 2010, 2009 and 2008 were $16.59, $7.75 and $6.46, respectively. The aggregate intrinsic values of stock options at exercise, represented in the table above, was approximately $13.8 million during fiscal year 2010 and $0.2 million during fiscal year 2009. As of the end of fiscal years 2010 and 2009, there was approximately $62.2 million and $34.3 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 5.8 million and 4.7 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

A summary of options outstanding and exercisable at September 26, 2010 follows (share amounts in thousands):

		Options Outstanding			Options Exercisable
			Weighted	Weighted average		Weighted
Range of Exercise Prices		Number	average	remaining	Number	average
From	To	outstanding	exercise price	life (in years)	exercisable	exercise price
$11.12	$27.62	4,058	$22.36	4.36	1,219	$23.95
28.03	40.83	6,322	40.16	3.97	2,894	39.59
41.05	60.74	3,598	53.56	1.56	3,596	53.56
66.81	66.81	3,885	66.81	1.94	3,885	66.81
68.96	73.14	1,083	69.00	0.61	1,083	69.00
Total		18,946	$46.00	2.99	12,677	$52.90

Share-based payment expense related to vesting stock options recognized during fiscal years 2010, 2009 and 2008 totaled approximately $18.7 million, $13.3 million and $10.5 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Expected dividend yield	0.00%	0.00%	2.90%
Risk-free interest rate	2.26%	1.56%	2.32%
Expected volatility	46.19%	52.31%	36.73%
Expected life, in years	4.56	3.97	3.38

Risk-free interest rate is based on the U.S. treasury yield curve on the date of the grant for the time period equal to the expected term of the grant. Expected volatility is calculated using a ratio of implied volatility based on the Newton-Raphson method of bisection, and four or six year historical volatilities based on the expected life of each tranche of options. The

Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five or seven years. Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised half-way between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. In addition to the above valuation assumptions, the Company estimates an annual forfeiture rate for unvested options and adjusts fair value expense accordingly. The Company monitors actual forfeiture experience and adjusts the rate from time to time as necessary.

Restricted Stock

During fiscal year 2010 the Company awarded approximately 109,000 shares of restricted common stock pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date totaled approximately $4.4 million. The stock fully vested and all restrictions lapsed, except for 11,000 shares which remain restricted through November 23, 2010. The Company recorded approximately $4.2 million of share-based payment expense related to this transaction during fiscal year 2010, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations.

Team Member Stock Purchase Plan

Under the Team Member Stock Purchase Plan, we issued approximately 94,000, 194,000 and 68,000 shares in fiscal years 2010, 2009 and 2008, respectively. At September 26, 2010, September 27, 2009 and September 28, 2008, approximately 430,000, 502,000 and 218,000 shares of our common stock, respectively, were available for future issuance.

(18) Team Member 401(k) Plan

The Company offers a team member 401(k) plan to all team members with a minimum of 1,000 services hours in one year.  In fiscal years 2010, 2009 and 2008, the Company made a cash contribution to the plan of approximately $4.2 million, $3.7 million and $3.0 million, respectively.

(19) Quarterly Results (unaudited)

The Company’s first quarter consists of 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal years 2010 and 2009 are 52-week years with twelve weeks in the fourth quarter. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The Company recorded store closure reserve adjustments totaling approximately $10.1 million and $9.7 million during the first quarter of fiscal year 2010 and the third quarter of fiscal year 2009, respectively, related to changes in certain subtenant income estimates driven by the outlook for the commercial real estate market, which was included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations. Additionally, included in that line item during the third quarter of fiscal year 2010, the Company recorded a gain of approximately $3.2 million related to the sale of a non-operating property.

The following tables set forth selected quarterly unaudited Consolidated Statements of Operations information for the fiscal years ended September 26, 2010 and September 27, 2009 (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2010
Sales	$2,639,158	$2,106,061	$2,163,181	$2,097,394
Cost of goods sold and occupancy costs	1,732,942	1,363,632	1,402,847	1,370,972
Gross profit	906,216	742,429	760,334	726,422
Direct store expenses	702,806	551,705	567,191	554,014
General and administrative expenses	75,936	62,540	68,153	65,820
Pre-opening expenses	12,809	11,636	8,692	4,907
Relocation, store closure and lease termination costs	12,412	(2,688)	728	765
Operating income	102,253	119,236	115,570	100,916
Interest expense	(10,553)	(7,783)	(7,421)	(7,291)
Investment and other income	1,783	1,910	1,543	1,618
Income before income taxes	93,483	113,363	109,692	95,243
Provision for income taxes	38,328	45,912	43,963	37,745
Net income	55,155	67,451	65,729	57,498
Preferred stock dividends	5,478	—	—	—
Income available to common shareholders	$49,677	$67,451	$65,729	$57,498

Basic earnings per share	$0.32	$0.39	$0.38	$0.33
Diluted earnings per share	$0.32	$0.39	$0.38	$0.33

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2009
Sales	$2,466,503	$1,857,550	$1,878,338	$1,829,229
Cost of goods sold and occupancy costs	1,643,785	1,212,233	1,218,029	1,203,263
Gross profit	822,718	645,317	660,309	625,966
Direct store expenses	653,974	500,392	499,830	491,613
General and administrative expenses	82,600	56,832	52,592	51,725
Pre-opening expenses	14,064	13,789	10,763	10,602
Relocation, store closure and lease termination costs	5,077	4,651	18,209	3,248
Operating income	67,003	69,653	78,915	68,778
Interest expense	(13,580)	(7,696)	(7,688)	(7,892)
Investment and other income (loss)	1,841	(639)	1,326	921
Income before income taxes	55,264	61,318	72,553	61,807
Provision for income taxes	22,935	26,060	29,746	25,397
Net income	32,329	35,258	42,807	36,410
Preferred stock dividends	4,533	7,934	7,839	7,744
Income available to common shareholders	$27,796	$27,324	$34,968	$28,666

Basic earnings per share	$0.20	$0.19	$0.25	$0.20
Diluted earnings per share	$0.20	$0.19	$0.25	$0.20

(20) Commitments and Contingencies

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

The Company has entered into retention agreements with certain members of the Company’s management pursuant to which: (1) if at any time after a change of control or March 1, 2012, the management member’s employment is terminated (a) other than for “cause” (as defined in the agreement) or (b) by the management member and the management member signs a release, then, subject to the management member’s continued compliance with the agreement, the management member will receive a severance payment, immediate vesting of stock options and reimbursement of COBRA premiums; and (2) if at any time for two years after a change of control, the management member’s employment is terminated other than for “cause” or the management member’s death, or the management member terminates employment for “good reason” (as defined in the agreement), then the management member will be entitled to a change of control payment. Notwithstanding the foregoing, the retention agreements with Walter Robb, Glenda Flanagan, A.C. Gallo, and Jim Sud provide that in certain situations the benefits described in clause (1) of the prior sentence are subject to future negotiation.

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 26, 2010.

(21) Subsequent Events

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

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 26, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report which is included in Part II, Item 8 of this Report on Form 10-K.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 28, 2011 to be filed with the Commission pursuant to Regulation 14A.

The Company has adopted a Code of Conduct and Ethics for Team Members and Directors pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Conduct and Ethics is publicly available on our Company website at http://www.wholefoodsmarket.com/company/pdfs/codeofconduct.pdf and the Company will provide disclosure of future updates by posting them to our website. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 11.   Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item about our Company’s securities authorized for issuance under equity compensation plans as of September 26, 2010 is included in Part I, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K. All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

PART IV

Item 15.          Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
	(2)	Financial Statement Schedules: No schedules are required.
	(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated March 24, 2006 (9)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated April 13, 2009 (9)
3.3	Amended and Restated By-laws of the Registrant adopted August 13, 2008 (5)
3.4	Amended and Restated By-laws of the Registrant adopted September 8, 2010, effective January 1, 2011 (4)
4.1	Series A Preferred Stock Registration Rights Agreement (2)
4.2	Form of Series A Preferred Stock Certificate (2)
10.1	1993 Team Member Stock Purchase Plan (1)
10.2	2007 Stock Incentive Plan (10)
10.3	Amendment No. One to the Whole Foods Market 2007 Stock Incentive Plan (5)
10.4	2009 Stock Incentive Plan (12)
10.5	2007 Team Member Stock Purchase Plan (11)
10.6	Form of Executive Retention Plan and Non-Compete Arrangement by and between the executive leadership team of the Registrant and the Registrant (7)
10.7	Form of Director & Officer Indemnification Agreement (3)
10.8

Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (8)

10.9

First Amendment, dated June 2, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission) (7)

10.10

Term Loan Agreement dated August 28, 2007 by and among Registrant, Royal Bank of Canada; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Wachovia Bank, N.A.; LaSalle Bank Midwest, N.A.;  RBC Capital Markets; and J.P. Morgan Securities Inc. (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (6)

10.11

Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (6)

10.12

First Amendment, dated June 2, 2008, of Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (5)

10.13	Securities Purchase Agreement dated November 5, 2008, among Whole Foods Market, Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P. and Thyme Coinvest, LLC (2)
10.14

Amendment No. 1, dated April 12, 2009, to the Securities Purchase Agreement dated November 5, 2008, among Whole Foods Market, Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P. and Thyme Coinvest, LLC (3)

12.1	Computation of Ratio of Earnings to Fixed Charges (13)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Ernst & Young LLP (13)
31.1	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (13)
31.2	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (13)
31.3	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (13)
32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (13)
32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (13)
32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (13)

101

The following financial information from the Company’s Annual Report on Form 10-K, for the period ended September 26, 2010, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (13) (14)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed December 2, 2008 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed September 10, 2010 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2008 filed August 15, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 12, 2009 filed May 22, 2009 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 4, 2010 filed August 13, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 27, 2009 filed November 27, 2009 and incorporated herein by reference.
(10)	Filed as Appendix B to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(11)	Filed as Appendix C to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(12)	Filed as Appendix A to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 16, 2009 filed January 26, 2009 and incorporated herein by reference.
(13)	Filed herewith.
(14)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: November 24, 2010	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 24, 2010.

Name	Title

/s/ John Mackey
John Mackey	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Walter Robb
Walter Robb	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Glenda Flanagan
Glenda Flanagan	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Dr. John B. Elstrott
Dr. John B. Elstrott	Chairman of the Board

/s/ Gabrielle E. Greene
Gabrielle E. Greene	Director

/s/ Shahid M. Hassan
Shahid M. Hassan	Director

Stephanie Kugelman	Director

/s/ Jonathan A. Seiffer
Jonathan A. Seiffer	Director

/s/ Morris J. Siegel
Morris J. Siegel	Director

/s/ Jonathan D. Sokoloff
Jonathan D. Sokoloff	Director

/s/ Dr. Ralph Z Sorenson
Dr. Ralph Z. Sorenson	Director

/s/ William A. Tindell
William A Tindell	Director