Form 10-Q
period 2011-01-16
WHOLE FOODS MARKET INC
filed 2011-02-25
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended January 16, 2011;

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

The number of shares of the registrant’s common stock, no par value, outstanding as of January 16, 2011 was 173,564,990 shares.

Whole Foods Market, Inc.

Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), January 16, 2011 and September 26, 2010	3

Consolidated Statements of Operations (unaudited), for the sixteen weeks ended January 16, 2011 and January 17, 2010	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the sixteen weeks ended January 16, 2011 and fiscal year ended September 26, 2010	5

Consolidated Statements of Cash Flows (unaudited), for the sixteen weeks ended January 16, 2011 and January 17, 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	17

Part II. Other Information

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

Signature	19

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

January 16, 2011 and September 26, 2010

(In thousands)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$162,280	$131,996
Short-term investments — available-for-sale securities	421,577	329,738
Restricted cash	86,792	86,802
Accounts receivable	142,337	133,346
Merchandise inventories	341,939	323,487
Prepaid expenses and other current assets	44,353	54,686
Deferred income taxes	101,302	101,464
Total current assets	1,300,580	1,161,519
Property and equipment, net of accumulated depreciation and amortization	1,902,517	1,886,130
Long-term investments — available-for-sale securities	91,380	96,146
Goodwill	664,628	665,224
Intangible assets, net of accumulated amortization	68,562	69,064
Deferred income taxes	84,306	99,156
Other assets	9,051	9,301
Total assets	$4,121,024	$3,986,540

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$426	$410
Accounts payable	211,718	213,212
Accrued payroll, bonus and other benefits due team members	257,209	244,427
Dividends payable	17,348	—
Other current liabilities	335,452	289,823
Total current liabilities	822,153	747,872
Long-term debt and capital lease obligations, less current installments	407,877	508,288
Deferred lease liabilities	305,665	294,291
Other long-term liabilities	70,744	62,831
Total liabilities	1,606,439	1,613,282

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 173,565 and 172,033 shares issued and outstanding at 2011 and 2010, respectively	1,841,603	1,773,897
Accumulated other comprehensive income	3,030	791
Retained earnings	669,952	598,570
Total shareholders’ equity	2,514,585	2,373,258
Commitments and contingencies
Total liabilities and shareholders’ equity	$4,121,024	$3,986,540

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Sales	$3,003,655	$2,639,158
Cost of goods sold and occupancy costs	1,965,416	1,732,942
Gross profit	1,038,239	906,216
Direct store expenses	790,383	702,806
General and administrative expenses	88,511	75,936
Pre-opening expenses	8,640	12,809
Relocation, store closure and lease termination costs	3,146	12,412
Operating income	147,559	102,253
Interest expense	(2,333)	(10,553)
Investment and other income	2,652	1,783
Income before income taxes	147,878	93,483
Provision for income taxes	59,148	38,328
Net income	88,730	55,155
Preferred stock dividends	—	5,478
Income available to common shareholders	$88,730	$49,677

Basic earnings per share	$0.51	$0.32
Weighted average shares outstanding	172,795	154,413

Diluted earnings per share	$0.51	$0.32
Weighted average shares outstanding, diluted basis	174,482	154,858

Dividends declared per common share	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Sixteen weeks ended January 16, 2011 and fiscal year ended September 26, 2010

(In thousands)

			Accumulated
			other		Total
	Shares	Common	comprehensive	Retained	shareholders’
	outstanding	stock	income (loss)	earnings	equity
Balances at September 27, 2009	140,542	$1,283,028	$(13,367)	$358,215	$1,627,876
Net income	—	—	—	245,833	245,833
Foreign currency translation adjustments	—	—	1,564	—	1,564
Reclassification adjustments for amounts included in income, net of income taxes	—	—	12,943	—	12,943
Change in unrealized losses, net of income taxes	—	—	(349)	—	(349)
Comprehensive income					259,991
Redeemable preferred stock dividends	358	5,195	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	413,052
Issuance of common stock pursuant to team member stock plans	1,822	47,020	—	—	47,020
Excess tax benefit related to exercise of team member stock options	—	2,708	—	—	2,708
Share-based payment expense	—	22,894	—	—	22,894
Balances at September 26, 2010	172,033	1,773,897	791	598,570	2,373,258
Net income	—	—	—	88,730	88,730
Foreign currency translation adjustments	—	—	2,250	—	2,250
Reclassification adjustments for amounts included in income, net of income taxes	—	—	245	—	245
Change in unrealized losses, net of income taxes	—	—	(256)	—	(256)
Comprehensive income					90,969
Dividends ($0.10 per common share)	—	—	—	(17,348)	(17,348)
Issuance of common stock pursuant to team member stock plans	1,532	56,722	—	—	56,722
Excess tax benefit related to exercise of team member stock options	—	3,625	—	—	3,625
Share-based payment expense	—	7,359	—	—	7,359
Balances at January 16, 2011	173,565	$1,841,603	$3,030	$669,952	$2,514,585

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Cash flows from operating activities
Net income	$88,730	$55,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,691	83,701
Loss on disposition of fixed assets	548	529
Impairment of long-lived assets	559	1,730
Share-based payment expense	7,359	5,241
LIFO expense	2,000	195
Deferred income tax expense (benefit)	14,969	(1,584)
Excess tax benefit related to exercise of team member stock options	(2,728)	(81)
Deferred lease liabilities	9,470	10,717
Other	(60)	(3,100)
Net change in current assets and liabilities:
Accounts receivable	(5,956)	(8,812)
Merchandise inventories	(20,195)	(12,547)
Prepaid expenses and other current assets	10,225	10,041
Accounts payable	(1,902)	(2,619)
Accrued payroll, bonus and other benefits due team members	12,637	20,351
Other current liabilities	42,401	(5,030)
Net change in other long-term liabilities	8,289	7,590
Net cash provided by operating activities	253,037	161,477
Cash flows from investing activities
Development costs of new locations	(45,613)	(59,273)
Other property and equipment expenditures	(45,436)	(23,257)
Purchase of available-for-sale securities	(497,560)	(264,782)
Sale of available-for-sale securities	409,081	17,205
Decrease (increase) in restricted cash	10	(16,191)
Other investing activities	(958)	(475)
Net cash used in investing activities	(180,476)	(346,773)
Cash flows from financing activities
Preferred stock dividends paid	—	(8,500)
Issuance of common stock	53,764	3,962
Excess tax benefit related to exercise of team member stock options	2,728	81
Payments on long-term debt and capital lease obligations	(100,000)	—
Other financing activities	4	3
Net cash used in financing activities	(43,504)	(4,454)
Effect of exchange rate changes on cash and cash equivalents	1,227	1,032
Net change in cash and cash equivalents	30,284	(188,718)
Cash and cash equivalents at beginning of period	131,996	430,130
Cash and cash equivalents at end of period	$162,280	$241,412

Supplemental disclosures of cash flow information:
Interest paid	$11,342	$19,375
Federal and state income taxes paid	$21,083	$41,483
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$—	$418,247

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

January 16, 2011

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2010. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2011 and 2010 are fifty-two week fiscal years. We have one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of percentage sales by geographic area for the periods indicated:

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Sales:
United States	96.9%	97.0%
Canada and United Kingdom	3.1	3.0
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	January 16,	September 26,
	2011	2010
Long-lived assets, net:
United States	96.5%	96.6%
Canada and United Kingdom	3.5	3.4
Total long-lived assets, net	100.0%	100.0%

(2) Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance within Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which updates previous guidance on this topic and applies to all material transactions. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred as of the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for the Company’s fiscal year ending September 30, 2012. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

(3) Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash and available-for-sale marketable securities generally consisting of state and local government obligations that are measured at fair value on a recurring basis, based on current market prices. At January 16, 2011, the average effective maturity of the Company’s short and long-term investments was approximately 3 and 17 months, respectively. The Company’s interest rate swap agreement, which expired in October 2010, was measured at fair value on a recurring basis using a standard valuation model that incorporates expected interest rate curves.

The Company held the following financial assets and liabilities at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

January 16, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$110,969	$—	$—	$110,969
Marketable securities — available-for-sale	512,956	—	—	512,956
Total	$623,925	$—	$—	$623,925

September 26, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$112,363	$—	$—	$112,363
Marketable securities — available-for-sale	425,884	—	—	425,884
Total	$538,247	$—	$—	$538,247
Liabilities:
Interest rate swap	$—	$399	$—	$399

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain property and equipment and intangible assets at fair value resulting from impairment as applicable. The fair value is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections. During the sixteen weeks ended January 16, 2011 and January 17, 2010, the Company recorded fair value adjustments totaling approximately $0.6 million and $1.7 million, respectively, reducing the carrying value of related property and equipment to zero. Fair value adjustments were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Direct store expenses	$492	$946
Relocation, store closure and lease termination costs	67	784
Total impairment of long-lived assets	$559	$1,730

(4) Goodwill and Other Intangible Assets

There were no impairments of goodwill during the sixteen weeks ended January 16, 2011 or January 17, 2010. The Company recorded goodwill adjustments of approximately $0.6 million and $0.3 million, primarily related to actual exit costs of certain restructuring reserves, during the sixteen weeks ended January 16, 2011 and January 17, 2010, respectively. The components of intangible assets were as follows (in thousands):

	January 16, 2011		September 26, 2010
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,783	$—	$1,643	$—
Definite-lived contract-based	96,226	(30,633)	96,821	(30,706)
Definite-lived marketing-related and other	1,550	(364)	1,574	(268)
	$99,559	$(30,997)	$100,038	$(30,974)

We acquired definite-lived intangible assets totaling approximately $1.2 million and $0.5 million, consisting primarily of acquired leasehold rights, during the sixteen weeks ended January 16, 2011 and January 17, 2010, respectively. Amortization associated with intangible assets totaled approximately $1.8 million for the sixteen weeks ended January 16, 2011, and approximately $1.9 million for the same period of the prior fiscal year.

Future amortization associated with the net carrying amount of intangible assets is estimated to be approximately as follows (in thousands):

Remainder of fiscal year 2011	$4,669
Fiscal year 2012	5,241
Fiscal year 2013	4,969
Fiscal year 2014	4,860
Fiscal year 2015	4,523
Future fiscal years	42,517
$66,779

(5) Reserves for Closed Properties

Following is a summary of store closure reserve activity during the sixteen weeks ended January 16, 2011 and fiscal year ended September 26, 2010 (in thousands):

	January 16,	September 26,
	2011	2010
Beginning balance	$59,298	$69,228
Additions	1,236	5,236
Usage	(3,916)	(19,431)
Adjustments	442	4,265
Ending balance	$57,060	$59,298

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. During the sixteen weeks ended January 16, 2011, the Company recorded additions of approximately $1.2 million related to the lease termination of one future store closure. The Company did not record any additional reserves related to new closures during fiscal year 2010. Usage included approximately $1.1 million and $6.6 million in termination fees related to certain idle properties, and approximately $2.8 million and $12.8 million in ongoing cash rental payments during the sixteen weeks ended January 16, 2011 and fiscal year ended September 26, 2010, respectively. During the sixteen weeks ended January 17, 2010, the Company recognized charges for net adjustments of approximately $10.1 million related to increases in reserves primarily due to changes in certain subtenant income estimates related to the continued depression in the commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.”

(6) Long-Term Debt

The Company has outstanding a $700 million, five-year term loan agreement due in 2012. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding. The Company had outstanding $390 million and $490 million under this agreement at January 16, 2011 and September 26, 2010, respectively. Subsequent to the end of the first fiscal quarter, the Company repaid $200 million on the term loan, bringing the current outstanding balance to $190 million under this agreement. At January 16, 2011 we were in compliance with all applicable debt covenants.

The Company also has outstanding a $350 million revolving line of credit, which is secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding. At January 16, 2011 we were in compliance with all applicable debt covenants. At January 16, 2011 and September 26, 2010 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $342.9 million by outstanding letters of credit totaling approximately $7.1 million at January 16, 2011 and September 26, 2010.

During fiscal year 2008, the Company entered into an interest rate swap agreement, which expired in October 2010, with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. The carrying amount of the Company’s interest rate swap totaled approximately $0.4 million at September 26, 2010 and was included in the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. During the sixteen weeks ended January 16, 2011 the Company had reclassified approximately $0.2 million from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations. During the sixteen weeks ended January 17, 2010 the Company had reclassified approximately $4.0 million from accumulated other comprehensive income related to ongoing interest payments.

(7) Redeemable Preferred Stock

During the first quarter of fiscal year 2010, the Company announced its intention to call all 425,000 outstanding shares of the Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) for redemption on November 27, 2009 in accordance with the terms governing such Series A Preferred Stock. On November 26, 2009 the holders converted all 425,000 outstanding shares of the Series A Preferred Stock. At the conversion date, the liquidation preference of the Series A Preferred Stock of $425 million and accrued dividends of approximately $5.2 million converted into approximately 29.7 million shares of common stock of the Company. The Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million during the first quarter of fiscal year 2010.

(8) Shareholders’ Equity

Dividends per Common Share

On December 8, 2010, the Company’s Board of Directors reinstated a quarterly cash dividend to shareholders and declared a dividend of $0.10 per share on the common stock of the Company, payable on January 20, 2011 to shareholders of record on January 10, 2011. The dividend payable at January 16, 2011 totaled approximately $17.3 million.

Comprehensive Income

Our comprehensive income was comprised of: net income; unrealized gains and losses on investments; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Net income	$88,730	$55,155
Foreign currency translation adjustments, net	2,250	3,106
Reclassification adjustments for amounts included in net income	245	3,979
Unrealized losses, net	(256)	(450)
Comprehensive income	$90,969	$61,790

At January 16, 2011, accumulated other comprehensive income primarily consisted of foreign currency translation adjustment gains of approximately $3.1 million. Unrealized losses on investments at January 16, 2011 and January 17, 2010 related to aggregate available-for-sale investments totaling approximately $162.0 million and $10.6 million, respectively.

(9) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for the sixteen weeks ended January 16, 2011 and January 17, 2010 includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Income available to common shareholders (numerator for basic and diluted earnings per share)	$88,730	$49,677
Weighted average common shares outstanding (denominator for basic earnings per share)	172,795	154,413
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	1,687	445
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	174,482	154,858
Basic earnings per share	$0.51	$0.32
Diluted earnings per share	$0.51	$0.32

The computation of diluted earnings per share for the sixteen weeks ended January 16, 2011 does not include options to purchase approximately 8.3 million shares of common stock due to their antidilutive effect. For the sixteen weeks ended January 17, 2010, the computation of diluted earnings per share does not include options to purchase approximately 12.4 million shares of common stock or the conversion of Series A Preferred Stock to approximately 15.7 million shares of common stock due to their antidilutive effect.

(10) Share-Based Payments

Total share-based payment expense before income taxes recognized during the sixteen weeks ended January 16, 2011 and January 17, 2010 totaled approximately $7.4 million and $5.2 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Cost of goods sold and occupancy costs	$370	$220
Direct store expenses	3,725	3,030
General and administrative expenses	3,264	1,991
Share-based payment expense before income taxes	7,359	5,241
Income tax benefit	(2,899)	(2,112)
Net share-based payment expense	$4,460	$3,129

Stock Options

At January 16, 2011 and September 26, 2010, approximately 12.7 million shares of our common stock were available for future stock incentive grants. At January 16, 2011 and September 26, 2010, there was approximately $55.5 million and $62.2 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 5.8 million shares. We anticipate this expense to be recognized over a weighted average period of approximately three years.

Restricted Stock

During the sixteen weeks ended January 16, 2011, 11,000 shares of the Company’s restricted common stock fully vested and all restrictions lapsed. The Company recorded approximately $0.2 million of share-based payment expense during the first quarter of fiscal year 2011 related to these shares, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations. No common shares were restricted at January 16, 2011.

(11) Commitments and Contingencies

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of January 16, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2010. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including general business conditions, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law.

General

Whole Foods Market, Inc. is the leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of January 16, 2011, we operated 302 stores: 291 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. Stores typically open within two years after entering the store development pipeline. New stores generally become profitable during their first year of operation; although some new stores may incur operating losses for the first several years of operation. The Company’s average weekly sales are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter. Gross profit is typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth quarter due to the seasonally slower sales in the summer months. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation.

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

The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. Fiscal years 2011 and 2010 are fifty-two week years.

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

We believe our value efforts and differentiation are continuing to gain traction as evidenced by our strong 7.3% increase in transaction count in identical stores. A 1.6% percent increase in basket size during the first fiscal quarter was driven primarily by customers putting more items in their baskets. While there has been a lot of discussion about inflationary pressures on product costs, our average price per item showed only a slight increase year over year. This is a reversal from the slight decreases we had been seeing. We attribute this net overall result to our strategic price investments offsetting the selective pass-through of some higher product costs. Our results underscored signs that consumer confidence continues to improve.

Outlook for Fiscal Year 2011

The following table provides additional information on the Company’s results through January 16, 2011 and expectations for the remainder of fiscal year 2011:

		Implied
		second through
	Sixteen weeks ended	fourth quarter of	Estimated
	January 16, 2011	fiscal year 2011	fiscal year 2011
Sales growth	13.8%	9.4% – 12.4%	10.7% – 12.8%
Comparable store sales growth	9.1%	6.3% – 9.2%	7.2% – 9.2%
Identical store sales growth	9.1%	6.1% – 9.0%	7.0% – 9.0%
General and administrative expenses	2.9%	3.0%	3.0%
Pre-opening and relocation costs	$11.8 million	$38 – $41 million	$50 – $53 million
Tax rate	40%	40%	40%
Diluted earnings per share	$0.51	$1.25 – $1.29	$1.76 – $1.80
Capital expenditures	$91 million	$259 – $309 million	$350 – $400 million

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.4	65.7
Gross profit	34.6	34.3
Direct store expenses	26.3	26.6
General and administrative expenses	2.9	2.9
Pre-opening expenses	0.3	0.5
Relocation, store closure and lease termination costs	0.1	0.5
Operating income	4.9	3.9
Interest expense	(0.1)	(0.4)
Investment and other income	0.1	0.1
Income before income taxes	4.9	3.5
Provision for income taxes	2.0	1.5
Net income	3.0	2.1
Preferred stock dividends	—	0.2
Income available to common shareholders	3.0%	1.9%

Figures may not sum due to rounding.

Sales for the sixteen weeks ended January 16, 2011 totaled approximately $3.0 billion, increasing 13.8% over the same period of the prior fiscal year. Comparable and identical store sales increased 9.1% during the sixteen weeks ended January 16, 2011. As of January 16, 2011, there were 285 locations in the comparable store base. The sales increase contributed by stores open less than fifty-two weeks totaled approximately $115.6 million for the sixteen weeks ended January 16, 2011. Average weekly sales per store for all stores increased 8.5% to approximately $0.6 million, translating to sales per square foot of approximately $856.

Gross profit as a percentage of sales for the sixteen weeks ended January 16, 2011 was approximately 34.6%, increasing 23 basis points over the same period of the prior fiscal year. During the first quarter, the LIFO charge was $2.0 million versus $0.2 million during the same period of the prior fiscal year. Excluding LIFO, gross profit increased 29 basis points over the sixteen weeks ended January 17, 2010 driven by an improvement in occupancy costs as a percentage of sales.

Direct store expenses as a percentage of sales were approximately 26.3% for the sixteen weeks ended January 16, 2011 compared to approximately 26.6% for the same period of the prior fiscal year. The decrease in direct store expenses as a percentage of sales was due to leverage in healthcare costs, depreciation expense and wages as a percentage of sales.

General and administrative expenses as a percentage of sales were approximately 2.9% for the sixteen weeks ended January 16, 2011, increasing seven basis points over the same period of the prior fiscal year due primarily to higher wages as a percentage of sales.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 16,	January 17,
	2011	2010
Cost of goods sold and occupancy costs	$370	$220
Direct store expenses	3,725	3,030
General and administrative expenses	3,264	1,991
Share-based payment expense before income taxes	7,359	5,241
Income tax benefit	(2,899)	(2,112)
Net share-based payment expense	$4,460	$3,129

Pre-opening expenses as a percentage of sales were approximately 0.3% for the sixteen weeks ended January 16, 2011 compared to approximately 0.5% for the same period of the prior fiscal year. Pre-opening rent expense totaled approximately $4.9 million for the sixteen weeks ended January 16, 2011 compared to approximately $7.6 million for the same period of the prior fiscal year. The Company opened three stores and completed one major expansion during the sixteen weeks ended January 16, 2011. Six stores were opened during the sixteen weeks ended January 17, 2010.

Relocation, store closure and lease termination costs as a percentage of sales were approximately 0.1% for the sixteen weeks ended January 16, 2011 compared to approximately 0.5% for the same period of the prior fiscal year. Relocation, store closure and lease termination costs include charges totaling approximately $1.0 million and $10.1 million for the sixteen weeks ended January 16, 2011 and January 17, 2010, respectively, for increases in reserves for closed properties due to revisions to estimates of income from subtenants driven by the outlook for commercial real estate markets.

Interest expense for the sixteen weeks ended January 16, 2011 decreased to approximately $2.3 million from approximately $10.6 million for the same period of the prior fiscal year due primarily to a lower average balance outstanding on the term loan and lower effective interest rates.

Investment and other income, which includes rental income, interest income, investment gains and losses, and other income, totaled approximately $2.7 million compared to approximately $1.8 million for the same period of the prior fiscal year due principally to higher invested balances.

Income taxes for the sixteen weeks ended January 16, 2011 resulted in an effective tax rate of approximately 40.0% compared to approximately 41.0% for the same period of the prior fiscal year.

Liquidity and Capital Resources and Changes in Financial Condition

The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in thousands):

	January 16,	September 26,
	2011	2010
Cash and cash equivalents	$162,280	$131,996
Short-term investments — available-for-sale securities	421,577	329,738
Restricted cash	86,792	86,802
Total	$670,649	$548,536

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $91.4 million and $96.1 million at January 16, 2011 and September 26, 2010, respectively.

We generated cash flows from operating activities totaling approximately $253.0 million during the sixteen weeks ended January 16, 2011 compared to approximately $161.5 million during the same period of the prior fiscal year. During the sixteen weeks ended January 16, 2011, increased cash flows from operating activities were driven by increased net income and an increase in cash provided by changes in operating working capital.

Net cash used in investing activities totaled approximately $180.5 million for the sixteen weeks ended January 16, 2011 compared to approximately $346.8 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 16, 2011 totaled approximately $91.0 million, of which approximately $45.6 million was for new store development and approximately $45.4 million was for remodels and other additions. Capital expenditures for the sixteen weeks ended January 17, 2010 totaled approximately $82.5 million, of which approximately $59.3 million was for new store development and approximately $23.2 million was for remodels and other additions. As of February 9, 2011, the Company expected to open an additional 14 stores and two major expansions in fiscal year 2011.

The following table provides information about the Company’s store development activities during fiscal year 2010 and fiscal year-to-date through February 9, 2011:

			Properties	Total
	Stores opened	Stores opened	tendered	leases signed
	during fiscal	during fiscal	as of	as of
	year 2010	year 2011	February 9, 2011	February 9, 2011(1)
Number of stores (including relocations)	16	3	17	56
Number of relocations	—	—	6	8
Number of lease acquisitions, ground leases and owned properties	—	—	4	4
New areas	4	—	1	8
Average store size (gross square feet)	42,600	43,800	40,100	37,800
Total square footage	682,200	131,300	681,100	2,129,000
Average tender period in months	10.9
Average pre-opening expense per store(2)	$2.6 million
Average pre-opening rent per store	$1.2 million
Average development cost per square foot	$261

(1)Includes leases for properties tendered

(2)Includes rent

The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal year 2011 through 2014 based on the Company’s current development pipeline. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 56 stores in our store development pipeline. We believe the investments we are making in our new, acquired and existing stores will result in substantial earnings growth in the near future. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

			Average		Ending
			new store	Ending	square
	Total		square	square	footage
	openings	Relocations	footage	footage(1)	growth
Fiscal year 2011 remaining stores in development	14	5	40,000	11,847,500	5%
Fiscal year 2012 stores in development	20	1	35,100	12,527,700	6%
Fiscal year 2013 stores in development	18	2	37,100	13,131,200	5%
Fiscal year 2014 stores in development	4	—	46,300	13,316,300	1%
Total	56	8

(1)Reflects three openings and one expansion year to date and two additional expansions in fiscal year 2011.

Net cash used in financing activities totaled approximately $43.5 million for the sixteen weeks ended January 16, 2011 compared to approximately $4.5 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2010, the Company announced its intention to call all 425,000 outstanding shares of the Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) for redemption in accordance with the terms governing such Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009 at a price per share equal to $1,000 plus accrued and unpaid dividends. On November 26, 2009 the holders converted all 425,000 outstanding shares of Series A Preferred Stock into approximately 29.7 million shares of common stock of the Company. The Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million during the sixteen weeks ended January 17, 2010.

The Company has outstanding a $700 million, five-year term loan agreement due in 2012. During the first quarter of fiscal year 2011, the Company repaid $100 million on the term loan and at January 16, 2011 had $390 million outstanding under this agreement. Subsequent to the end of the first quarter of fiscal year 2011, the Company repaid an additional $200 million on the term loan, bringing the current amount outstanding to $190 million. The loan bears interest at our option of the alternative base rate plus an applicable margin or LIBOR plus an applicable margin, based on the Company’s Moody’s and S&P ratings. At January 16, 2011, the applicable interest rate based on LIBOR, including applicable margin, was 1.761%. At September 26, 2010, the applicable interest rate, including applicable margin, was fixed by the Company’s interest rate swap agreement at 6.218%. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding. The term loan contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. The Company also has outstanding a $350 million revolving line of credit, secured by a pledge of substantially all of the stock in our subsidiaries, that extends to 2012. No amounts were drawn under the agreement at January 16, 2011 or September 26, 2010. The amount available to the Company under the agreement at January 16, 2011 was effectively reduced to approximately $342.9 million by outstanding letters of credit totaling approximately $7.1 million. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At January 16, 2011, we were in compliance with all applicable debt covenants.

Net proceeds to the Company from team members’ stock plans for the sixteen weeks ended January 16, 2011 totaled approximately $53.8 million compared to approximately $4.0 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings per share dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings per share dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At January 16, 2011 and September 26, 2010, approximately 12.7 million shares of our common stock were available for future stock incentive grants.

On December 8, 2010, the Company’s Board of Directors reinstated a quarterly cash dividend to shareholders and declared a dividend of $0.10 per share on the common stock of the Company, payable on January 20, 2011 to shareholders of record on January 10, 2011. The dividend payable at January 16, 2011 totaled approximately $17.3 million.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2054.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $1.2 million for the sixteen weeks ended January 16, 2011 compared to an increase of approximately $1.0 million for the same period of the prior fiscal year. These changes principally reflect the relative strengthening of the Canadian dollar compared to the U.S. dollar during these periods.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of January 16, 2011 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Long-term debt obligations	$390,000	$—	$390,000	$—	$—
Estimated interest on long-term debt obligations	6,238	3,819	2,419	—	—
Capital lease obligations (including interest)	36,508	2,060	4,191	4,251	26,006
Operating lease obligations(1)	5,975,707	291,887	648,750	678,119	4,356,951
Total	$6,408,453	$297,766	$1,045,360	$682,370	$4,382,957

(1)Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at January 16, 2011 were approximately $15.2 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at January 16, 2011 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 6 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of January 16, 2011.

Item 6. Exhibits

Exhibit	10.1

Second Amendment, dated October 11, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission)

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

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended January 16, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

(1)                                        Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	February 25, 2011	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)