Form 10-Q
period 2011-04-10
WHOLE FOODS MARKET INC
filed 2011-05-20
CIK 865436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended April 10, 2011;

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

The number of shares of the registrant’s common stock, no par value, outstanding as of April 10, 2011 was 175,712,740 shares.

Whole Foods Market, Inc.

Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), April 10, 2011 and September 26, 2010	3

Consolidated Statements of Operations (unaudited), for the twelve and twenty-eight weeks ended April 10, 2011 and April 11, 2010	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the twenty-eight weeks ended April 10, 2011 and fiscal year ended September 26, 2010	5

Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks ended April 10, 2011 and April 11, 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	17

Part II. Other Information

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

Signature	19

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

April 10, 2011 and September 26, 2010

(In thousands)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$162,103	$131,996
Short-term investments — available-for-sale securities	391,846	329,738
Restricted cash	86,785	86,802
Accounts receivable	155,092	133,346
Merchandise inventories	341,539	323,487
Prepaid expenses and other current assets	62,127	54,686
Deferred income taxes	103,394	101,464
Total current assets	1,302,886	1,161,519
Property and equipment, net of accumulated depreciation and amortization	1,933,764	1,886,130
Long-term investments — available-for-sale securities	80,437	96,146
Goodwill	661,483	665,224
Intangible assets, net of accumulated amortization	67,093	69,064
Deferred income taxes	81,549	99,156
Other assets	9,362	9,301
Total assets	$4,136,574	$3,986,540

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$435	$410
Accounts payable	233,991	213,212
Accrued payroll, bonus and other benefits due team members	254,334	244,427
Dividends payable	17,572	—
Other current liabilities	338,072	289,823
Total current liabilities	844,404	747,872
Long-term debt and capital lease obligations, less current installments	207,741	508,288
Deferred lease liabilities	321,986	294,291
Other long-term liabilities	59,708	62,831
Total liabilities	1,433,839	1,613,282

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 175,713 and 172,033 shares issued and outstanding at 2011 and 2010, respectively	1,954,250	1,773,897
Accumulated other comprehensive income	6,408	791
Retained earnings	742,077	598,570
Total shareholders’ equity	2,702,735	2,373,258
Commitments and contingencies
Total liabilities and shareholders’ equity	$4,136,574	$3,986,540

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 10,	April 11,	April 10,	April 11,
	2011	2010	2011	2010
Sales	$2,350,518	$2,106,061	$5,354,173	$4,745,219
Cost of goods sold and occupancy costs	1,513,699	1,363,632	3,479,115	3,096,574
Gross profit	836,819	742,429	1,875,058	1,648,645
Direct store expenses	608,484	551,705	1,398,867	1,254,511
General and administrative expenses	75,661	62,540	164,172	138,476
Pre-opening expenses	9,543	11,636	18,183	24,445
Relocation, store closure and lease termination costs	1,003	(2,688)	4,149	9,724
Operating income	142,128	119,236	289,687	221,489
Interest expense	(1,283)	(7,783)	(3,616)	(18,336)
Investment and other income	1,941	1,910	4,593	3,693
Income before income taxes	142,786	113,363	290,664	206,846
Provision for income taxes	52,851	45,912	111,999	84,240
Net income	89,935	67,451	178,665	122,606
Preferred stock dividends	—	—	—	5,478
Income available to common shareholders	$89,935	$67,451	$178,665	$117,128

Basic earnings per share	$0.51	$0.39	$1.03	$0.73
Weighted average shares outstanding	174,686	170,893	173,606	161,476

Diluted earnings per share	$0.51	$0.39	$1.02	$0.72
Weighted average shares outstanding, diluted basis	177,124	171,826	175,614	170,953

Dividends declared per common share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Twenty-eight weeks ended April 10, 2011 and fiscal year ended September 26, 2010

(In thousands)

			Accumulated
			other		Total
	Shares	Common	comprehensive	Retained	shareholders’
	outstanding	stock	income (loss)	earnings	equity
Balances at September 27, 2009	140,542	$1,283,028	$(13,367)	$358,215	$1,627,876
Net income	—	—	—	245,833	245,833
Foreign currency translation adjustments, net	—	—	1,564	—	1,564
Reclassification adjustments for amounts included in income	—	—	12,943	—	12,943
Change in unrealized losses, net of income taxes	—	—	(349)	—	(349)
Comprehensive income					259,991
Redeemable preferred stock dividends	358	5,195	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	413,052
Issuance of common stock pursuant to team member stock plans	1,822	47,020	—	—	47,020
Excess tax benefit related to exercise of team member stock options	—	2,708	—	—	2,708
Share-based payment expense	—	22,894	—	—	22,894
Balances at September 26, 2010	172,033	1,773,897	791	598,570	2,373,258
Net income	—	—	—	178,665	178,665
Foreign currency translation adjustments, net	—	—	5,389	—	5,389
Reclassification adjustments for amounts included in income	—	—	245	—	245
Change in unrealized losses, net of income taxes	—	—	(17)	—	(17)
Comprehensive income					184,282
Dividends ($0.20 per common share)	—	—	—	(34,920)	(34,920)
Issuance of common stock pursuant to team member stock plans	3,684	154,968	—	—	154,968
Excess tax benefit related to exercise of team member stock options	—	12,537	—	—	12,537
Share-based payment expense	—	12,848	—	—	12,848
Other	(4)	—	—	(238)	(238)
Balances at April 10, 2011	175,713	$1,954,250	$6,408	$742,077	$2,702,735

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-eight weeks ended
	April 10,	April 11,
	2011	2010
Cash flows from operating activities
Net income	$178,665	$122,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,903	146,795
Loss (gain) on disposition of fixed assets	914	(2,172)
Impairment of long-lived assets	581	1,875
Share-based payment expense	12,848	9,173
LIFO expense (benefit)	3,000	(2,805)
Deferred income tax expense (benefit)	15,747	(7,773)
Excess tax benefit related to exercise of team member stock options	(9,251)	(1,844)
Deferred lease liabilities	24,110	19,954
Other	(379)	(3,895)
Net change in current assets and liabilities:
Accounts receivable	(24,991)	(17,581)
Merchandise inventories	(20,474)	(2,734)
Prepaid expenses and other current assets	(7,310)	10,370
Accounts payable	20,176	17,565
Accrued payroll, bonus and other benefits due team members	9,580	14,980
Other current liabilities	46,457	33,342
Net change in other long-term liabilities	241	5,127
Net cash provided by operating activities	402,817	342,983
Cash flows from investing activities
Development costs of new locations	(89,451)	(110,966)
Other property and equipment expenditures	(80,130)	(36,055)
Purchase of available-for-sale securities	(780,154)	(615,492)
Sale of available-for-sale securities	731,306	192,685
Decrease (increase) in restricted cash	17	(16,184)
Other investing activities	(1,576)	(1,048)
Net cash used in investing activities	(219,988)	(587,060)
Cash flows from financing activities
Common stock dividends paid	(17,348)	—
Preferred stock dividends paid	—	(8,500)
Issuance of common stock	153,067	34,321
Excess tax benefit related to exercise of team member stock options	9,251	1,844
Payments on long-term debt and capital lease obligations	(300,123)	(110)
Net cash provided by (used in) financing activities	(155,153)	27,555
Effect of exchange rate changes on cash and cash equivalents	2,431	1,601
Net change in cash and cash equivalents	30,107	(214,921)
Cash and cash equivalents at beginning of period	131,996	430,130
Cash and cash equivalents at end of period	$162,103	$215,209

Supplemental disclosures of cash flow information:
Interest paid	$14,002	$28,653
Federal and state income taxes paid	$109,611	$78,616
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$—	$418,247

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 10, 2011

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2010. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fifty-two or fifty-three week fiscal year ending on the last Sunday in September. The first fiscal quarter is sixteen weeks, the second and third quarters each are twelve weeks, and the fourth quarter is twelve or thirteen weeks. Fiscal years 2011 and 2010 are fifty-two week fiscal years. We have one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of percentage sales by geographic area for the twelve and twenty-eight weeks ended:

	April 10,	April 11,
	2011	2010
Sales:
United States	96.9%	97.0%
Canada and United Kingdom	3.1	3.0
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	April 10,	September 26,
	2011	2010
Long-lived assets, net:
United States	96.2%	96.6%
Canada and United Kingdom	3.8	3.4
Total long-lived assets, net	100.0%	100.0%

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s second quarter of fiscal year ending September 30, 2012. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

(3) Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash and available-for-sale marketable securities generally consisting of state and local government obligations that are measured at fair value on a recurring basis, based on current market prices. Currently, the Company primarily holds variable rate demand notes. At April 10, 2011, the average effective maturity of the Company’s short and long-term investments was approximately three and 15 months, respectively.

The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

April 10, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$119,426	$—	$—	$119,426
Marketable securities — available-for-sale	472,283	—	—	472,283
Total	$591,709	$—	$—	$591,709

September 26, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$112,363	$—	$—	$112,363
Marketable securities — available-for-sale	425,884	—	—	425,884
Total	$538,247	$—	$—	$538,247

(4) Goodwill and Other Intangible Assets

There were no impairments of goodwill during the twenty-eight weeks ended April 10, 2011 or April 11, 2010. The Company recorded goodwill adjustments of approximately $3.7 million and $2.6 million, related to actual exit costs of certain restructuring reserves, during the twenty-eight weeks ended April 10, 2011 and April 11, 2010, respectively. The components of intangible assets were as follows (in thousands):

	April 10, 2011		September 26, 2010
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,792	$—	$1,643	$—
Definite-lived contract-based	96,776	(32,581)	96,821	(30,706)
Definite-lived marketing-related and other	1,307	(201)	1,574	(268)
	$99,875	$(32,782)	$100,038	$(30,974)

Amortization associated with intangible assets totaled approximately $2.0 million and $3.8 million for the twelve and twenty-eight weeks ended April 10, 2011, and approximately $1.3 million and $3.2 million, respectively, for the same periods of the prior fiscal year. Future amortization associated with the net carrying amount of intangible assets is estimated to be approximately as follows (in thousands):

Remainder of fiscal year 2011	$2,674
Fiscal year 2012	5,268
Fiscal year 2013	4,997
Fiscal year 2014	4,887
Fiscal year 2015	4,550
Future fiscal years	42,925
$65,301

(5) Reserves for Closed Properties

Following is a summary of store closure reserve activity during the twenty-eight weeks ended April 10, 2011 and fiscal year ended September 26, 2010 (in thousands):

	April 10,	September 26,
	2011	2010
Beginning balance	$59,298	$69,228
Additions	2,059	5,236
Usage	(13,030)	(19,431)
Adjustments	(2,811)	4,265
Ending balance	$45,516	$59,298

Additions to store closure reserves relate to the accretion of interest on existing reserves. Usage included approximately $7.7 million and $6.6 million in termination fees related to certain idle properties, and approximately $5.4 million and $12.8 million in ongoing cash rental payments during the twenty-eight weeks ended April 10, 2011 and fiscal year ended September 26, 2010, respectively. Additionally, the Company recorded goodwill adjustments of approximately $3.7 million during the twenty-eight weeks ended April 10, 2011.

(6) Long-Term Debt

The Company had a $700 million, five-year term loan agreement due in 2012, with outstanding balances of $190 million and $490 million at April 10, 2011 and September 26, 2010, respectively. Subsequent to the end of the second fiscal quarter, the Company repaid the remaining $190 million on the term loan. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of our subsidiaries. At April 10, 2011 we were in compliance with all applicable debt covenants.

The Company has outstanding a $350 million revolving line of credit that extends to 2012. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of our subsidiaries. At April 10, 2011 we were in compliance with all applicable debt covenants. At April 10, 2011 and September 26, 2010 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $342.9 million by outstanding letters of credit totaling approximately $7.1 million at April 10, 2011 and September 26, 2010.

During fiscal year 2008, the Company entered into an interest rate swap agreement, which expired in October 2010, with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. The carrying amount of the Company’s interest rate swap totaled approximately $0.4 million at September 26, 2010 and was included in the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. During the first quarter of fiscal year 2011 the Company had reclassified approximately $0.2 million from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations. During the twelve and twenty-eight weeks ended April 11, 2010 the Company had reclassified approximately $3.0 million and $7.0 million, respectively, from accumulated other comprehensive income related to ongoing interest payments.

(7) Shareholders’ Equity

Dividends per Common Share

During the twelve weeks ended April 10, 2011, the Company’s Board of Directors declared a cash dividend to shareholders of $0.10 per common share, payable on April 22, 2011 to shareholders of record on April 12, 2011. Approximately $17.6 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at April 10, 2011.

Comprehensive Income

Our comprehensive income was comprised of: net income; unrealized gains and losses on investments; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes.

Comprehensive income was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 10,	April 11,	April 10,	April 11,
	2011	2010	2011	2010
Net income	$89,935	$67,451	$178,665	$122,606
Foreign currency translation adjustments, net	3,139	(1,312)	5,389	1,794
Reclassification adjustments for amounts included in net income	—	3,046	245	7,025
Unrealized gains / (losses), net	239	(183)	(17)	(633)
Comprehensive income	$93,313	$69,002	$184,282	$130,792

At April 10, 2011, accumulated other comprehensive income primarily consisted of foreign currency translation adjustment gains of approximately $6.2 million. Unrealized losses on investments at April 10, 2011 and April 11, 2010 related to aggregate available-for-sale investments totaling approximately $111.9 million and $68.0 million, respectively.

(8) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 10, 2011 and April 11, 2010 includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options. Additionally, the computation of diluted earnings per share for the twenty-eight weeks ended April 11, 2010 includes the assumed conversion of Series A Preferred Stock.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 10,	April 11,	April 10,	April 11,
	2011	2010	2011	2010
Income available to common shareholders (numerator for basic earnings per share)	$89,935	$67,451	$178,665	$117,128
Preferred stock dividends	—	—	—	5,478
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$89,935	$67,451	$178,665	$122,606

Weighted average common shares outstanding (denominator for basic earnings per share)	174,686	170,893	173,606	161,476
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	2,438	933	2,008	654
Assumed conversion of redeemable preferred stock	—	—	—	8,823
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	177,124	171,826	175,614	170,953

Basic earnings per share	$0.51	$0.39	$1.03	$0.73

Diluted earnings per share	$0.51	$0.39	$1.02	$0.72

The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 10, 2011 does not include options to purchase approximately 4.9 million shares and 6.8 million shares of common stock due to their antidilutive effect. For the twelve and twenty-eight weeks ended April 11, 2010, the computation of diluted earnings per share does not include options to purchase approximately 12.2 million shares and 12.3 million shares of common stock, respectively, due to their antidilutive effect.

(9) Share-Based Payments

Total share-based payment expense before income taxes recognized during the twelve and twenty-eight weeks ended April 10, 2011 was approximately $5.5 million and $12.8 million, respectively, and approximately $3.9 million and $9.2 million, respectively, for the same periods of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 10,	April 11,	April 10,	April 11,
	2011	2010	2011	2010
Cost of goods sold and occupancy costs	$288	$165	$658	$385
Direct store expenses	2,894	2,265	6,619	5,295
General and administrative expenses	2,307	1,502	5,571	3,493
Share-based payment expense before income taxes	5,489	3,932	12,848	9,173
Income tax benefit	(1,999)	(1,587)	(4,870)	(3,699)
Net share-based payment expense	$3,490	$2,345	$7,978	$5,474

At April 10, 2011 and September 26, 2010, approximately 13.6 million shares and 12.7 million shares, respectively, of our common stock were available for future stock incentive grants. At April 10, 2011 and September 26, 2010, there was approximately $50.6 million and $62.2 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 5.8 million shares. We anticipate this expense to be recognized over a weighted average period of approximately three years.

(10) Commitments and Contingencies

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters in a manner that we believe best serves the interests of our stakeholders. Our primary contingencies are associated with insurance and self-insurance obligations and litigation matters. We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Estimation of our insurance and self-insurance liabilities requires significant judgments, and actual claim settlements and associated expenses may differ from our current provisions for loss. We have exposures to loss contingencies arising from pending or threatened litigation for which assessing and estimating the outcomes of these matters involve substantial uncertainties.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case continues to be in the early stages of litigation. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of April 10, 2011.

The Company evaluates contingencies on an ongoing basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. Insurance and legal settlement liabilities are included in the “Other current liabilities” line item on the Consolidated Balance Sheets. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. However, resolution of contingencies resulting in amounts that vary materially from the Company’s current estimates could have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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

General

Whole Foods Market, Inc. is the leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of April 10, 2011, we operated 304 stores: 293 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation; although some new stores may incur operating losses for the first several years of operation. The Company’s average weekly sales are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter. Gross profit is typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales in the summer months. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including inflation in product costs.

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

We believe our value efforts and differentiation continue to gain traction as evidenced by our strong 6.0% increase in transaction count in identical stores. As anticipated, the inflationary pressures on product costs accelerated in the twelve weeks ended April 10, 2011. A 1.5% percent increase in basket size during the second fiscal quarter was driven primarily by an increase in the average price per item, with only a slight increase in items per basket. We have worked very hard over the last couple of years to successfully improve our price image and remain focused on maintaining our relative price position in the marketplace. We are hopeful that we can again strike the right balance between rising product costs and our retails based on our contracts, distribution, and tools to manage value.

Outlook for Fiscal Year 2011

The following table provides additional information on the Company’s results through April 10, 2011 and expectations for the remainder of fiscal year 2011:

		Implied
		third and fourth
	Twenty-eight weeks	quarter of	Estimated
	ended April 10, 2011	fiscal year 2011	fiscal year 2011
Sales growth	12.8%	10.3% – 12.4%	11.7% – 12.6%
Comparable store sales growth	8.5%	7.2% – 9.2%	7.9% – 8.9%
Identical store sales growth	8.5%	7.0% – 9.0%	7.8% – 8.7%
General and administrative expenses	3.1%	3.0%	3.0%
Pre-opening and relocation costs	$22 million	$28 – $31 million	$50 – $53 million
Tax rate	38.5%	38.5% – 39.0%	38.5 – 38.8%
Diluted earnings per share	$1.02	$0.85 – $0.88	$1.87 – $1.90
Capital expenditures	$170 million	$180 – $230 million	$350 – $400 million
Weighted square footage growth	6%	4%	5%

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 10,	April 11,	April 10,	April 11,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.4	64.7	65.0	65.3
Gross profit	35.6	35.3	35.0	34.7
Direct store expenses	25.9	26.2	26.1	26.4
General and administrative expenses	3.2	3.0	3.1	2.9
Pre-opening expenses	0.4	0.6	0.3	0.5
Relocation, store closure and lease termination costs	—	(0.1)	0.1	0.2
Operating income	6.0	5.7	5.4	4.7
Interest expense	(0.1)	(0.4)	(0.1)	(0.4)
Investment and other income	0.1	0.1	0.1	0.1
Income before income taxes	6.1	5.4	5.4	4.4
Provision for income taxes	2.2	2.2	2.1	1.8
Net income	3.8	3.2	3.3	2.6
Preferred stock dividends	—	—	—	0.1
Income available to common shareholders	3.8%	3.2%	3.3%	2.5%

Figures may not sum due to rounding.

Sales increased approximately 11.6% and 12.8% for the twelve and twenty-eight weeks ended April 10, 2011, respectively, over the same periods of the prior fiscal year. Comparable and identical store sales increased 7.8% and 8.5% for the twelve and twenty-eight weeks ended April 10, 2011, respectively, including a negative impact of 50 basis points from Easter shifting from the second fiscal quarter last year to the third fiscal quarter in the current year. As of April 10, 2011, there were 290 locations in the comparable store base. The number of stores open fifty-two weeks or less equaled 15 at April 10, 2011. The sales increase contributed by stores open less than fifty-two weeks totaled approximately $85.9 million and $178.2 million for the twelve and twenty-eight weeks ended April 10, 2011, respectively. Average weekly sales per store for all stores increased 7.4% to approximately $0.6 million, translating to sales per square foot of approximately $888.

Gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 10, 2011 was approximately 35.6% and 35.0%, respectively, compared to approximately 35.3% and 34.7%, respectively, for the same periods of the prior fiscal year. Factors contributing to the increases in gross profit as a percentage of sales include lower occupancy costs and cost of goods sold as a percentage of sales, offset by increases in LIFO expenses. For the twelve and twenty-eight weeks ended April 10, 2011, the Company recognized LIFO charges totaling approximately $1.0 million and $3.0 million, respectively, compared to LIFO credits of approximately $3.0 million and $2.8 million, respectively, for the same periods of the prior fiscal year.

Direct store expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 10, 2011 were approximately 25.9% and 26.1%, respectively, compared to approximately 26.2% and 26.4%, respectively, for the same periods of the prior fiscal year. The decreases in direct store expenses as a percentage of sales were due to leverage in wages, depreciation expense and healthcare costs as a percentage of sales.

General and administrative expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 10, 2011 were approximately 3.2% and 3.1%, respectively, compared to approximately 3.0% and 2.9%, respectively, for the same periods of the prior fiscal year. The increase in general and administrative expenses as a percentage of sales is due primarily to an increase in salaries and benefits as a percentage of sales.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 10,	April 11,	April 10,	April 11,
	2011	2010	2011	2010
Cost of goods sold and occupancy costs	$288	$165	$658	$385
Direct store expenses	2,894	2,265	6,619	5,295
General and administrative expenses	2,307	1,502	5,571	3,493
Share-based payment expense before income taxes	5,489	3,932	12,848	9,173
Income tax benefit	(1,999)	(1,587)	(4,870)	(3,699)
Net share-based payment expense	$3,490	$2,345	$7,978	$5,474

Pre-opening expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 10, 2011 were approximately 0.4% and 0.3%, respectively, compared to approximately 0.6% and 0.5%, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs for the twelve and twenty-eight weeks ended April 10, 2011 were approximately $1.0 million and $4.1 million, respectively, compared to a credit of approximately $2.7 million and expense of approximately $9.7 million, respectively, for the same periods of the prior fiscal year. The Company recorded lease termination costs totaling approximately $1.2 million and $11.3 million during the twelve and twenty-eight weeks ended April 11, 2010, respectively, to increase reserves for closed properties due to the downturn in the real estate market and actual exit costs. These adjustments during the twelve weeks ended April 11, 2010 were offset by a gain of approximately $3.2 million from the sale of a non-operating property and a reduction of approximately $2.9 million in store closure reserve liabilities related to one store sold under the FTC settlement and one early lease termination.

The number of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 10,	April 11,	April 10,	April 11,
	2011	2010	2011	2010
New stores	2	3	5	9
Relocated stores	1	—	1	—

Interest expense for the twelve and twenty-eight weeks ended April 10, 2011 decreased to approximately $1.3 million and $3.6 million, respectively, from approximately $7.8 million and $18.3 million, respectively, for the same periods of the prior fiscal year. The decrease in interest expense is due primarily to a lower average balance outstanding on the term loan and lower effective interest rates.

Investment and other income, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $1.9 million and $4.6 million for the twelve and twenty-eight weeks ended April 10, 2011, respectively, compared to approximately $1.9 million and $3.7 million, respectively, for the same periods of the prior fiscal year. The increase in investment and other income during the twenty-eight weeks ended April 10, 2011 compared to the same period of the prior year is due principally to higher invested balances.

Income taxes for the twelve and twenty-eight weeks ended April 10, 2011 resulted in an effective tax rate of approximately 37.0% and 38.5%, respectively, compared to approximately 40.5% and 40.7%, respectively, for the same periods of the prior fiscal year. The decline in the effective tax rate is primarily due to certain tax savings initiatives and investments.

Liquidity and Capital Resources and Changes in Financial Condition

The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in thousands):

	April 10,	September 26,
	2011	2010
Cash and cash equivalents	$162,103	$131,996
Short-term investments — available-for-sale securities	391,846	329,738
Total	$553,949	$461,734

Additionally, the Company had restricted cash balances totaling approximately $86.8 million at April 10, 2011 and September 26, 2010 and long-term investments in available-for-sale securities totaling approximately $80.4 million and $96.1 million at April 10, 2011 and September 26, 2010, respectively.

We generated cash flows from operating activities totaling approximately $402.8 million during the twenty-eight weeks ended April 10, 2011 compared to approximately $343.0 million during the same period of the prior fiscal year. During the twenty-eight weeks ended April 10, 2011, increased cash flows from operating activities were primarily driven by increased net income.

Net cash used in investing activities totaled approximately $220.0 million for the twenty-eight weeks ended April 10, 2011 compared to approximately $587.1 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 10, 2011 totaled approximately $169.6 million, of which approximately $89.5 million was for new store development and approximately $80.1 million was for remodels and other additions. Capital expenditures for the twenty-eight weeks ended April 11, 2010 totaled approximately $147.0 million, of which approximately $111.0 million was for new store development and approximately $36.0 million was for remodels and other additions. As of May 4, 2011, the Company expected to open an additional ten stores and two major expansions in fiscal year 2011.

The following table provides information about the Company’s store development activities during fiscal year 2010 and fiscal year-to-date through May 4, 2011:

			Properties	Total
	Stores opened	Stores opened	tendered	leases signed
	during fiscal	during fiscal	as of	as of
	year 2010	year 2011	May 4, 2011	May 4, 2011(1)
Number of stores (including relocations)	16	7	20	61
Number of relocations	—	2	5	7
Number of lease acquisitions, ground leases and owned properties	—	—	4	4
New areas	4	—	1	12
Average store size (gross square feet)	42,600	40,900	37,900	36,600
Total square footage	682,200	286,400	757,400	2,249,100
Average tender period in months	10.9
Average pre-opening expense per store(2)	$2.6 million
Average pre-opening rent per store	$1.2 million
Average development cost per square foot	$261

(1) Includes leases for properties tendered

(2) Includes rent

The following table provides additional information about the Company’s estimated store openings for the remainder of fiscal year 2011 through 2014 based on the Company’s current development pipeline. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 61 stores in our store development pipeline. We believe the investments we are making in our new and existing stores will result in substantial earnings growth in the future. These openings reflect estimated tender dates which are subject to change and do not incorporate any potential new leases, terminations or square footage reductions:

			Average		Ending
			new store	Ending	square
	Total		square	square	footage
	openings	Relocations	footage	footage(1)	growth
Fiscal year 2011 remaining stores in development	10	4	36,500	11,786,200	5%
Fiscal year 2012 stores in development	20	—	35,900	12,503,300	6%
Fiscal year 2013 stores in development	22	3	36,300	13,228,900	6%
Fiscal year 2014 stores in development	9	—	39,300	13,582,500	3%
Total	61	7

(1) Reflects seven openings and one expansion year to date and two additional expansions in fiscal year 2011.

Net cash used in financing activities totaled approximately $155.2 million for the twenty-eight weeks ended April 10, 2011 compared to net cash provided by financing activities totaling approximately $27.6 million for the same period of the prior fiscal year.

The Company had outstanding a $700 million, five-year term loan agreement due in 2012. During the twenty-eight weeks ended April 10, 2011, the Company repaid $300 million on the term loan and at April 10, 2011 had $190 million outstanding under this agreement. Subsequent to the end of the second quarter of fiscal year 2011, the Company repaid the remaining $190 million on the term loan. The Company also has outstanding a $350 million revolving line of credit that extends to 2012. At April 10, 2011 and September 26, 2010 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $342.9 million by outstanding letters of credit totaling approximately $7.1 million at April 10, 2011 and September 26, 2010. The Company’s obligations under these facilities are secured by liens on certain of the Company’s assets, including stock of our subsidiaries. The term loan and revolving line of credit contain certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At April 10, 2011 we were in compliance with all applicable debt covenants.

Net proceeds to the Company from team members’ stock plans for the twenty-eight weeks ended April 10, 2011 totaled approximately $153.1 million compared to approximately $34.3 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At April 10, 2011 and September 26, 2010, approximately 13.6 million shares and 12.7 million shares of our common stock were available for future stock incentive grants.

During the first quarter of fiscal year 2011, the Company’s Board of Directors reinstated a quarterly cash dividend to shareholders. Following is a summary of dividends declared per common share during fiscal year 2011 (in thousands, except per share amounts):

Date of	Dividend per	Date of	Date of	Total
declaration	common share	record	payment	amount
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572	(1)

(1) Dividend accrued at April 10, 2011

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2054.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $2.4 million for the twenty-eight weeks ended April 10, 2011 compared to approximately $1.6 million for the same period of the prior fiscal year. These changes principally reflect the relative strengthening of the Canadian dollar compared to the U.S. dollar during these periods.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of April 10, 2011 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Long-term debt obligations	$190,000	$—	$190,000	$—	$—
Estimated interest on long-term debt obligations	424	424	—	—	—
Capital lease obligations (including interest)	35,954	2,035	4,188	4,220	25,511
Operating lease obligations(1)	5,972,983	290,746	656,440	683,776	4,342,021
Total	$6,199,361	$293,205	$850,628	$687,996	$4,367,532

(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 10, 2011 were approximately $14.9 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at April 10, 2011 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 6 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters in a manner that we believe best serves the interests of our stakeholders. We have exposures to loss contingencies arising from pending or threatened litigation for which assessing and estimating the outcomes of these matters involve substantial uncertainties.

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case continues to be in the early stages of litigation. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of April 10, 2011.

The Company evaluates contingencies on an ongoing basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. Legal settlement liabilities are included in the “Other current liabilities” line item on the Consolidated Balance Sheets. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. However, resolution of contingencies resulting in amounts that vary materially from the Company’s current estimates could have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended April 10, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (2)

(1)             Filed as Item 5.07 in Registrant’s Form 8-K filed February 28, 2011 and incorporated herein by reference.

(2)             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date: May 20, 2011	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)