Form 10-Q
period 2011-07-03
WHOLE FOODS MARKET INC
filed 2011-08-12
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended July 3, 2011;

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 3, 2011 was 177,185,926 shares.

Whole Foods Market, Inc.

Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), July 3, 2011 and September 26, 2010	3

Consolidated Statements of Operations (unaudited), for the twelve and forty weeks ended July 3, 2011 and July 4, 2010	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the forty weeks ended July 3, 2011 and fiscal year ended September 26, 2010	5

Consolidated Statements of Cash Flows (unaudited), for the forty weeks ended July 3, 2011 and July 4, 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 6. Exhibits	23

Signature	24

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.

Consolidated Balance Sheets (unaudited)

July 3, 2011 and September 26, 2010

(In thousands)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$289,107	$131,996
Short-term investments — available-for-sale securities	247,803	329,738
Restricted cash	86,819	86,802
Accounts receivable	157,162	133,346
Merchandise inventories	348,293	323,487
Prepaid expenses and other current assets	84,143	54,686
Deferred income taxes	103,077	101,464
Total current assets	1,316,404	1,161,519
Property and equipment, net of accumulated depreciation and amortization	1,968,247	1,886,130
Long-term investments — available-for-sale securities	40,255	96,146
Goodwill	662,938	665,224
Intangible assets, net of accumulated amortization	65,736	69,064
Deferred income taxes	51,525	99,156
Other assets	8,446	9,301
Total assets	$4,113,551	$3,986,540

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$446	$410
Accounts payable	228,303	213,212
Accrued payroll, bonus and other benefits due team members	272,447	244,427
Dividends payable	17,700	—
Other current liabilities	337,225	289,823
Total current liabilities	856,121	747,872
Long-term debt and capital lease obligations, less current installments	17,595	508,288
Deferred lease liabilities	341,722	294,291
Other long-term liabilities	52,997	62,831
Total liabilities	1,268,435	1,613,282

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 177,186 and 172,033 shares issued and outstanding at 2011 and 2010, respectively	2,027,016	1,773,897
Accumulated other comprehensive income	5,251	791
Retained earnings	812,849	598,570
Total shareholders’ equity	2,845,116	2,373,258
Commitments and contingencies
Total liabilities and shareholders’ equity	$4,113,551	$3,986,540

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Sales	$2,399,781	$2,163,181	$7,753,954	$6,908,400
Cost of goods sold and occupancy costs	1,551,340	1,402,847	5,030,455	4,499,421
Gross profit	848,441	760,334	2,723,499	2,408,979
Direct store expenses	620,588	567,191	2,019,455	1,821,702
General and administrative expenses	73,073	68,153	237,245	206,629
Pre-opening expenses	11,784	8,692	29,967	33,137
Relocation, store closure and lease termination costs	2,371	728	6,520	10,452
Operating income	140,625	115,570	430,312	337,059
Interest expense	(266)	(7,421)	(3,882)	(25,757)
Investment and other income	1,938	1,543	6,531	5,236
Income before income taxes	142,297	109,692	432,961	316,538
Provision for income taxes	53,825	43,963	165,824	128,203
Net income	88,472	65,729	267,137	188,335
Preferred stock dividends	—	—	—	5,478
Income available to common shareholders	$88,472	$65,729	$267,137	$182,857

Basic earnings per share	$0.50	$0.38	$1.53	$1.11
Weighted average shares outstanding	176,444	171,653	174,457	164,529

Diluted earnings per share	$0.50	$0.38	$1.51	$1.10
Weighted average shares outstanding, diluted basis	178,610	172,601	176,513	171,395

Dividends declared per common share	$0.10	$—	$0.30	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

Forty weeks ended July 3, 2011 and fiscal year ended September 26, 2010

(In thousands)

			Accumulated
			other		Total
	Shares	Common	comprehensive	Retained	shareholders’
	outstanding	stock	income (loss)	earnings	equity
Balances at September 27, 2009	140,542	$1,283,028	$(13,367)	$358,215	$1,627,876
Net income	—	—	—	245,833	245,833
Foreign currency translation adjustments	—	—	1,564	—	1,564
Reclassification adjustments for amounts included in income	—	—	12,943	—	12,943
Change in unrealized losses, net of income taxes	—	—	(349)	—	(349)
Comprehensive income					259,991
Redeemable preferred stock dividends	358	5,195	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	413,052
Issuance of common stock pursuant to team member stock plans	1,822	47,020	—	—	47,020
Excess tax benefit related to exercise of team member stock options	—	2,708	—	—	2,708
Share-based payment expense	—	22,894	—	—	22,894
Balances at September 26, 2010	172,033	1,773,897	791	598,570	2,373,258
Net income	—	—	—	267,137	267,137
Foreign currency translation adjustments	—	—	4,201	—	4,201
Reclassification adjustments for amounts included in income	—	—	245	—	245
Change in unrealized gains, net of income taxes	—	—	14	—	14
Comprehensive income					271,597
Dividends ($0.30 per common share)	—	—	—	(52,620)	(52,620)
Issuance of common stock pursuant to team member stock plans	5,157	213,026	—	—	213,026
Excess tax benefit related to exercise of team member stock options	—	21,003	—	—	21,003
Share-based payment expense	—	19,090	—	—	19,090
Other	(4)	—	—	(238)	(238)
Balances at July 3, 2011	177,186	$2,027,016	$5,251	$812,849	$2,845,116

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty weeks ended
	July 3,	July 4,
	2011	2010
Cash flows from operating activities
Net income	$267,137	$188,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,082	211,073
Loss (gain) on disposition of fixed assets	1,478	(756)
Impairment of long-lived assets	688	2,020
Share-based payment expense	19,090	15,371
LIFO expense (benefit)	6,500	(6,519)
Deferred income tax expense (benefit)	45,916	(7,178)
Excess tax benefit related to exercise of team member stock options	(16,934)	(2,817)
Deferred lease liabilities	42,501	31,322
Other	4,052	(1,679)
Net change in current assets and liabilities:
Accounts receivable	(20,692)	(17,613)
Merchandise inventories	(30,483)	(14,558)
Prepaid expenses and other current assets	(29,262)	7,610
Accounts payable	14,600	13,722
Accrued payroll, bonus and other benefits due team members	27,766	27,771
Other current liabilities	50,191	12,023
Net change in other long-term liabilities	(6,427)	2,803
Net cash provided by operating activities	595,203	460,930
Cash flows from investing activities
Development costs of new locations	(156,048)	(143,379)
Other property and equipment expenditures	(115,530)	(56,388)
Purchase of available-for-sale securities	(924,287)	(888,947)
Sale of available-for-sale securities	1,057,312	536,794
Increase in restricted cash	(17)	(15,791)
Payment for purchase of acquired entities, net of cash acquired	(1,972)	(14,450)
Other investing activities	(2,369)	(1,075)
Net cash used in investing activities	(142,911)	(583,236)
Cash flows from financing activities
Common stock dividends paid	(34,920)	—
Preferred stock dividends paid	—	(8,500)
Issuance of common stock	210,927	43,896
Excess tax benefit related to exercise of team member stock options	16,934	2,817
Payments on long-term debt and capital lease obligations	(490,258)	(210,228)
Net cash used in financing activities	(297,317)	(172,015)
Effect of exchange rate changes on cash and cash equivalents	2,136	335
Net change in cash and cash equivalents	157,111	(293,986)
Cash and cash equivalents at beginning of period	131,996	430,130
Cash and cash equivalents at end of period	$289,107	$136,144

Supplemental disclosures of cash flow information:
Interest paid	$15,060	$38,494
Federal and state income taxes paid	$144,347	$136,195
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$—	$418,247

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements (unaudited)

July 3, 2011

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

	Twelve weeks ended		Forty weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Sales:
United States	96.8%	97.0%	96.9%	97.0%
Canada and United Kingdom	3.2	3.0	3.1	3.0
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	July 3,	September 26,
	2011	2010
Long-lived assets, net:
United States	96.0%	96.6%
Canada and United Kingdom	4.0	3.4
Total long-lived assets, net	100.0%	100.0%

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s second quarter of fiscal year ending September 30, 2012. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires that all nonowner changes in stockholders’ equity be presented in either a single statement of comprehensive income or two separate but consecutive statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance provided in ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions are effective for the Company’s first quarter of the fiscal year ending September 29, 2013.

(3) Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The Company holds money market fund investments that are classified as either cash equivalents or restricted cash and available-for-sale marketable securities generally consisting of state and local government obligations that are measured at fair value on a recurring basis, based on current market prices. Currently, the Company primarily holds variable rate demand notes. At July 3, 2011, the average effective maturity of the Company’s short and long-term investments was approximately six months and 16 months, respectively.

The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

July 3, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$240,341	$—	$—	$240,341
Marketable securities — available-for-sale	288,058	—	—	288,058
Total	$528,399	$—	$—	$528,399

September 26, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market fund investments	$112,363	$—	$—	$112,363
Marketable securities — available-for-sale	425,884	—	—	425,884
Total	$538,247	$—	$—	$538,247

(4) Goodwill and Other Intangible Assets

The Company recorded goodwill totaling approximately $1.5 million during the twelve weeks ended July 3, 2011, related to the acquisition of a specialty store. During the same period of the prior fiscal year, the Company recorded goodwill totaling approximately $9.5 million related to the acquisition of two retail stores. The Company recorded goodwill adjustments of approximately $3.7 million and $2.6 million, related to actual exit costs of certain restructuring reserves, during the forty weeks ended July 3, 2011 and July 4, 2010, respectively. There were no impairments of goodwill during the forty weeks ended July 3, 2011 or July 4, 2010. The components of intangible assets were as follows (in thousands):

	July 3, 2011		September 26, 2010
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,748	$—	$1,643	$—
Definite-lived contract-based	93,472	(30,645)	96,821	(30,706)
Definite-lived marketing-related and other	1,464	(303)	1,574	(268)
	$96,684	$(30,948)	$100,038	$(30,974)

Amortization associated with intangible assets totaled approximately $1.6 million and $5.4 million for the twelve and forty weeks ended July 3, 2011, respectively, and approximately $1.4 million and $4.6 million, respectively, for the same periods of the prior fiscal year. Future amortization associated with the net carrying amount of intangible assets is estimated to be approximately as follows (in thousands):

Remainder of fiscal year 2011	$1,356
Fiscal year 2012	5,196
Fiscal year 2013	5,005
Fiscal year 2014	4,893
Fiscal year 2015	4,556
Future fiscal years	42,982
$63,988

(5) Reserves for Closed Properties

Following is a summary of store closure reserve activity during the forty weeks ended July 3, 2011 and fiscal year ended September 26, 2010 (in thousands):

	July 3,	September 26,
	2011	2010
Beginning balance	$59,298	$69,228
Additions	3,937	5,236
Usage	(15,373)	(19,431)
Adjustments	(2,754)	4,265
Ending balance	$45,108	$59,298

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. During the forty weeks ended July 3, 2011, the Company recorded reserves totaling approximately $1.1 million related to two new closures. There were no additions to store closure reserves related to new closures in fiscal year 2010. Usage included approximately $7.7 million and $6.6 million in termination fees related to certain idle properties, and approximately $7.7 million and $12.8 million in ongoing cash rental payments during the forty weeks ended July 3, 2011 and fiscal year ended September 26, 2010, respectively. Additionally, the Company recorded goodwill adjustments of approximately $3.7 million and $2.6 million during the forty weeks ended July 3, 2011 and fiscal year ended September 26, 2010.

(6) Long-Term Debt

The Company had a $700 million, five-year term loan agreement due in 2012, with an outstanding balance of $490 million at September 26, 2010. During the forty weeks ended July 3, 2011, the Company repaid the remaining balance on the term loan. The Company has outstanding a $350 million revolving line of credit that extends to 2012. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of our subsidiaries. At July 3, 2011 we were in compliance with all debt covenants. At July 3, 2011 and September 26, 2010 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $342.9 million by outstanding letters of credit totaling approximately $7.1 million at July 3, 2011 and September 26, 2010.

During fiscal year 2008, the Company entered into an interest rate swap agreement, which expired in October 2010, with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. The carrying amount of the Company’s interest rate swap totaled approximately $0.4 million at September 26, 2010 and was included in the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. During the first quarter of fiscal year 2011 the Company reclassified approximately $0.2 million from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations. During the twelve and forty weeks ended July 4, 2010 the Company reclassified approximately $5.0 million and $16.9 million, respectively, from accumulated other comprehensive income related to ongoing interest payments.

(7) Income Taxes

Income taxes for the twelve and forty weeks ended July 3, 2011 resulted in an effective tax rate of approximately 37.8% and 38.3%, respectively, compared to approximately 40.1% and 40.5%, respectively, for the same periods of the prior fiscal year. The decline in the effective tax rate is primarily due to certain tax savings initiatives and investments. At July 3, 2011, prepaid income tax totaled approximately $32.5 million compared to an income tax payable of approximately $10.7 million at September 26, 2010.

(8) Shareholders’ Equity

Dividends per Common Share

During the twelve weeks ended July 3, 2011, the Company’s Board of Directors declared a cash dividend to shareholders of $0.10 per common share, payable on July 5, 2011 to shareholders of record on June 24, 2011. Approximately $17.7 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at July 3, 2011.

Comprehensive Income

Our comprehensive income was comprised of: net income; unrealized gains and losses on investments; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes.

Comprehensive income was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Net income	$88,472	$65,729	$267,137	$188,335
Foreign currency translation adjustments	(1,188)	(2,803)	4,201	(1,009)
Reclassification adjustments for amounts included in net income	—	2,994	245	10,019
Unrealized gains / (losses), net	31	277	14	(356)
Comprehensive income	$87,315	$66,197	$271,597	$196,989

At July 3, 2011, accumulated other comprehensive income primarily consisted of foreign currency translation adjustment gains of approximately $5.0 million. At July 3, 2011 and July 4, 2010 available-for-sale securities totaling approximately $55.9 million and $60.1 million, respectively, were in unrealized loss positions.

(9) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for the twelve and forty weeks ended July 3, 2011 and July 4, 2010 includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options. Additionally, the computation of diluted earnings per share for the forty weeks ended July 4, 2010 includes the assumed conversion of Series A Preferred Stock. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Income available to common shareholders (numerator for basic earnings per share)	$88,472	$65,729	$267,137	$182,857
Preferred stock dividends	—	—	—	5,478
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$88,472	$65,729	$267,137	$188,335

Weighted average common shares outstanding (denominator for basic earnings per share)	176,444	171,653	174,457	164,529
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	2,166	948	2,056	690
Assumed conversion of redeemable preferred stock	—	—	—	6,176
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	178,610	172,601	176,513	171,395

Basic earnings per share	$0.50	$0.38	$1.53	$1.11

Diluted earnings per share	$0.50	$0.38	$1.51	$1.10

The computation of diluted earnings per share for the twelve and forty weeks ended July 3, 2011 does not include options to purchase approximately 5.9 million shares and 6.5 million shares of common stock, respectively, due to their antidilutive effect. For the twelve and forty weeks ended July 4, 2010, the computation of diluted earnings per share does not include options to purchase approximately 13.6 million shares and 12.7 million shares of common stock, respectively, due to their antidilutive effect.

(10) Share-Based Payments

Total share-based payment expense before income taxes recognized during the twelve and forty weeks ended July 3, 2011 was approximately $6.2 million and $19.1 million, respectively, and approximately $6.2 million and $15.4 million, respectively, for the same periods of the prior fiscal year.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Cost of goods sold and occupancy costs	$308	$194	$966	$579
Direct store expenses	3,086	2,047	9,705	7,342
General and administrative expenses	2,848	3,957	8,419	7,450
Share-based payment expense before income taxes	6,242	6,198	19,090	15,371
Income tax benefit	(2,322)	(2,547)	(7,198)	(6,202)
Net share-based payment expense	$3,920	$3,651	$11,892	$9,169

At July 3, 2011 and September 26, 2010, approximately 11.6 million shares and 12.7 million shares of our common stock, respectively, were available for future stock incentive grants.

On May 13, 2011, the Company issued its annual grant of options to team members and directors. The following table summarizes option activity during the forty weeks ended July 3, 2011 (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	average	Aggregate
	of options	average	remaining	intrinsic
	outstanding	exercise price	contractual life	value
Outstanding options at September 26, 2010	18,946	$46.00
Options granted	3,220	62.49
Options exercised	(5,097)	41.21
Options expired	(1,362)	66.87
Options forfeited	(227)	33.91
Outstanding options at July 3, 2011	15,480	$49.34	3.74	$242,223
Vested/expected to vest at July 3, 2011	14,844	$49.15	3.62	$181,410
Exercisable options at July 3, 2011	8,308	$52.32	1.77	$109,396

The weighted average fair value per option granted during the forty weeks ended July 3, 2011 was $21.84. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $79.4 million. At July 3, 2011 and September 26, 2010, there was approximately $105.2 million and $62.2 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 6.5 million shares and 5.8 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

A summary of options outstanding and exercisable at July 3, 2011 follows (share amounts in thousands):

		Options Outstanding			Options Exercisable
			Weighted	Weighted average		Weighted
Range of Exercise Prices		Number	average	remaining	Number	average
From	To	outstanding	exercise price	life (in years)	exercisable	exercise price
$11.12	$27.62	3,123	$22.02	3.70	1,452	$23.04
28.03	40.83	3,521	40.52	5.22	1,227	40.14
41.05	60.43	1,908	54.14	0.84	1,904	54.14
62.49	62.49	3,203	62.49	6.86	—	—
66.81	66.81	3,725	66.81	1.19	3,725	66.81
Total		15,480	$49.34	3.74	8,308	$52.32

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010
Expected dividend yield	0.698%	0.000%
Risk-free interest rate	1.76%	2.26%
Expected volatility	43.84%	46.19%
Expected life, in years	4.18	4.56

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

(11) Commitments and Contingencies

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case continues to be in the early stages of litigation. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of July 3, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. See “Part II, Item 1A. Risk Factors” for a discussion of risks and uncertainties that may affect our business. This management discussion should be read in conjunction with the management discussion included in our fiscal year 2010 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission. The Company does not undertake any obligation to update forward-looking statements.

General

Whole Foods Market, Inc. is the leading natural and organic foods supermarket and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of July 3, 2011, we operated 308 stores: 297 stores in 38 U.S. states and the District of Columbia; six stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable during their first year of operation; although some new stores may incur operating losses for the first several years of operation. The Company’s average weekly sales are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter. Gross profit is typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales in the summer months. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, seasonality, the impact of weather or a host of other factors, including our ability to pass through inflation in product costs.

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

We have worked very hard over the last couple of years to successfully improve our price image, particularly in perishables, and we remain focused on maintaining our relative price positioning in the marketplace. We are hopeful we can continue to strike the right balance between rising product costs and our retail pricing based on our contracts, distribution, and tools to manage value. We anticipate incremental increases in inflation during the fourth quarter of fiscal year 2011. Our pricing studies show that our competitors have been passing through product cost increases, and we currently expect this practice to continue for the foreseeable future.

Updated Outlook for Fiscal Year 2011 and Initial Outlook for Fiscal Year 2012

The following table provides additional information on the Company’s results through July 3, 2011, expectations for the remainder of fiscal year 2011, and expectations for fiscal year 2012. Fiscal year 2012 is a fifty-three week year.

		Implied fourth
	Forty weeks ended	quarter of	Estimated	Estimated
	July 3, 2011	fiscal year 2011	fiscal year 2011	fiscal year 2012
Sales growth	12.2%	11.9% – 12.9%	12.2% – 12.4%	13.0% – 15.0%
Comparable store sales growth	8.5%	8.5% – 9.5%	8.5% – 8.7%	6.8% – 8.8%
Identical store sales growth	8.4%	8.2% – 9.2%	8.3% – 8.6%	6.5% – 8.5%
General and administrative expenses	3.1%	3.1%	3.1%	3.0%
Pre-opening and relocation costs	$36.5 million	$12.0 – $13.5 million	$48.5 – $50.0 million	$51.0 – $56.0 million
Tax rate	38.3%	38.3%	38.3%	38.5% – 39.0%
Diluted earnings per share	$1.51	$0.40 – $0.41	$1.91 – $1.92	$2.21 – $2.26
Capital expenditures	$272 million	$103 – $113 million	$375 – $385 million	$410 – $460 million
Number of new stores	13	5	18	24 – 27
Ending square footage growth	4%	5%	5%	7% – 8%

Results of Operations

The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.6	64.9	64.9	65.1
Gross profit	35.4	35.1	35.1	34.9
Direct store expenses	25.9	26.2	26.0	26.4
General and administrative expenses	3.0	3.2	3.1	3.0
Pre-opening expenses	0.5	0.4	0.4	0.5
Relocation, store closure and lease termination costs	0.1	—	0.1	0.2
Operating income	5.9	5.3	5.5	4.9
Interest expense	—	(0.3)	(0.1)	(0.4)
Investment and other income	0.1	0.1	0.1	0.1
Income before income taxes	5.9	5.1	5.6	4.6
Provision for income taxes	2.2	2.0	2.1	1.9
Net income	3.7	3.0	3.4	2.7
Preferred stock dividends	—	—	—	0.1
Income available to common shareholders	3.7%	3.0%	3.4%	2.6%

Figures may not sum due to rounding.

Sales increased approximately 10.9% and 12.2% for the twelve and forty weeks ended July 3, 2011, respectively, over the same periods of the prior fiscal year. Comparable store sales increased 8.4% and 8.5% for the twelve and forty weeks ended July 3, 2011, respectively, and identical store sales increased 8.1% and 8.4%, respectively. Comparable and identical store sales growth for the third quarter of fiscal year 2011 include a positive impact of 60 basis points resulting from the shift of Easter from the second fiscal quarter last year to the third fiscal quarter this year. As of July 3, 2011, there were 298 locations in the comparable store base. Identical store sales for the twelve and forty weeks ended July 3, 2011 exclude four relocated stores and one major expansion from the comparable calculation to reduce the impact of square footage growth on the comparison. The number of stores open or acquired fifty-two weeks or less equaled 15 at July 3, 2011. The sales increase contributed by stores open or acquired fifty-two weeks or less totaled approximately $74.0 million and $134.4 million for the twelve and forty weeks ended July 3, 2011, respectively. With the return of inflation, we are seeing our comparable store sales breakout move toward our historical pattern of 60% transaction count and 40% basket size. During the twelve weeks ended July 3, 2011, our transaction count in comparable stores increased 5.0%, a slight moderation from the 6.2% increase we experienced in the twelve weeks ended April 10, 2011. We continue to experience the impact of inflation on our basket size. During the twelve weeks ended July 3, 2011, our basket size increased 2.9% compared to the 1.5% increase for the twelve weeks ended April 10, 2011, driven by higher average prices per item as we selectively passed through some product cost increases and continued to see signs of customers trading up.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 3, 2011 was approximately 35.4% and 35.1%, respectively, compared to approximately 35.1% and 34.9%, respectively, for the same periods of the prior fiscal year. For the twelve and forty weeks ended July 3, 2011, the Company recognized LIFO charges totaling approximately $3.5 million and $6.5 million, respectively, compared to credits totaling approximately $3.7 million and $6.5 million, respectively, for the same periods of the prior fiscal year. Excluding the impact of LIFO, gross margin increased 52 basis points for the twelve weeks ended July 3, 2011 compared to the same period of the prior fiscal year due to improvements in both cost of goods sold and occupancy costs as a percentage of sales.

Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 3, 2011 were approximately 25.9% and 26.0%, respectively, compared to approximately 26.2% and 26.4%, respectively, for the same periods of the prior fiscal year. The decrease in direct store expenses as a percentage of sales for the twelve weeks ended July 3, 2011 was driven primarily by reductions in wages and depreciation expense as a percentage of sales.

General and administrative expenses as a percentage of sales for the twelve and forty weeks ended July 3, 2011 were approximately 3.0% and 3.1%, respectively, compared to approximately 3.2% and 3.0%, respectively, for the same periods of the prior fiscal year. The decrease in general and administrative expenses as a percentage of sales for the twelve weeks ended July 3, 2011 was primarily related to certain legal costs in the prior year associated with the Company’s acquisition of Wild Oats Markets.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Cost of goods sold and occupancy costs	$308	$194	$966	$579
Direct store expenses	3,086	2,047	9,705	7,342
General and administrative expenses	2,848	3,957	8,419	7,450
Share-based payment expense before income taxes	6,242	6,198	19,090	15,371
Income tax benefit	(2,322)	(2,547)	(7,198)	(6,202)
Net share-based payment expense	$3,920	$3,651	$11,892	$9,169

Pre-opening expenses as a percentage of sales for the twelve and forty weeks ended July 3, 2011 were approximately 0.5% and 0.4%, respectively, compared to approximately 0.4% and 0.5%, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $2.4 million and $6.5 million for the twelve and forty weeks ended July 3, 2011, respectively, compared to approximately $0.7 million and $10.5 million, respectively, for the same periods of the prior fiscal year. During the forty weeks ended July 4, 2010, the Company recorded net adjustments to lease termination costs totaling approximately $7.6 million, reduced store closure reserve liabilities approximately $2.5 million related to two sold stores and one early lease termination, and recognized a gain of approximately $3.2 million from the sale of a non-operating property. The Company continues to evaluate store closure reserve adjustments primarily related to changes in certain subtenant income estimates driven by the outlook for the commercial real estate market.

The number of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
New stores	4	6	9	15
Relocated stores	3	—	4	—

Interest expense for the twelve and forty weeks ended July 3, 2011 decreased to approximately $0.3 million and $3.9 million, respectively, from approximately $7.4 million and $25.8 million, respectively, for the same periods of the prior fiscal year. The decrease in interest expense is due primarily to the paydown of the term loan and lower effective interest rates.

Investment and other income, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $1.9 million and $6.5 million for the twelve and forty weeks ended July 3, 2011, respectively, compared to approximately $1.5 million and $5.2 million, respectively, for the same periods of the prior fiscal year. The increase in investment and other income during the forty weeks ended July 3, 2011 compared to the same period of the prior year is due principally to higher invested balances.

Income taxes for the twelve and forty weeks ended July 3, 2011 resulted in an effective tax rate of approximately 37.8% and 38.3%, respectively, compared to approximately 40.1% and 40.5%, respectively, for the same periods of the prior fiscal year. The decline in the effective tax rate is primarily due to certain tax savings initiatives and investments.

Liquidity and Capital Resources and Changes in Financial Condition

The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in thousands):

	July 3,	September 26,
	2011	2010
Cash and cash equivalents	$289,107	$131,996
Short-term investments — available-for-sale securities	247,803	329,738
Total	$536,910	$461,734

Additionally, the Company had restricted cash balances totaling approximately $86.8 million at July 3, 2011 and September 26, 2010 and long-term investments in available-for-sale securities totaling approximately $40.3 million and $96.1 million at July 3, 2011 and September 26, 2010, respectively.

We generated cash flows from operating activities totaling approximately $595.2 million during the forty weeks ended July 3, 2011 compared to approximately $460.9 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital and deferred income taxes.

Net cash used in investing activities totaled approximately $142.9 million for the forty weeks ended July 3, 2011 compared to approximately $583.2 million for the same period of the prior fiscal year. Net purchases of available-for-sale securities totaled approximately $352.1 million during the forty weeks ended July 4, 2010, as compared to a net sale of available-for-sale securities totaling approximately $133.0 million in the same period of the current fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 3, 2011 totaled approximately $271.6 million, of which approximately $156.0 million was for new store development and approximately $115.5 million was for remodels and other additions. Capital expenditures for the forty weeks ended July 4, 2010 totaled approximately $199.8 million, of which approximately $143.4 million was for new store development and approximately $56.4 million was for remodels and other additions.

The following table provides information about the Company’s store development activities during fiscal year 2010 and fiscal year-to-date through July 27, 2011:

			Properties	Total
	Stores opened	Stores opened	tendered	leases signed
	during fiscal	during fiscal	as of	as of
	year 2010	year 2011	July 27, 2011	July 27, 2011(1)
Number of stores (including relocations)	16	15	16	61
Number of relocations	—	5	2	5
New areas	4	—	2	12
Average store size (gross square feet)	42,600	37,700	38,000	36,100
Total square footage	682,200	564,800	607,700	2,214,200
Average tender period in months	10.9
Average pre-opening expense per store(2)	$2.6 million
Average pre-opening rent per store	$1.2 million
Average development costs(3)	$11.1 million
Average development cost per square foot	$261

(1) Includes leases for properties tendered

(2) Includes rent

(3) Excludes pre-opening costs

The Company expects to open three additional stores, including one relocation, during the remainder of fiscal year 2011. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 61 stores in our store development pipeline. The following table provides information about the Company’s estimated store openings for the next two fiscal years:

	Estimated		Average new store	Ending square
	openings	Relocations	square footage	footage growth
Fiscal year 2012	24 – 27	1 – 2	35,000	7% – 8%
Fiscal year 2013	28 – 32	2 – 3	35,000	7% – 8%

Over the long term, the Company considers 1,000 stores to be a reasonable indication of its market opportunity in the United States as the Whole Foods Market brand continues to strengthen, consumer demand for natural and organic products continues to increase, and the Company’s flexibility on new store size opens up additional market opportunities. The Company believes significant opportunities exist in Canada and the United Kingdom as well.

Net cash used in financing activities was approximately $297.3 million for the forty weeks ended July 3, 2011 compared to approximately $172.0 million for the same period of the prior fiscal year.

The Company had outstanding a $700 million, five-year term loan agreement due in 2012. During the forty weeks ended July 3, 2011, the Company repaid the remaining $490 million balance on the term loan. The Company has outstanding a $350 million revolving line of credit that extends to 2012. At July 3, 2011 and September 26, 2010 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $342.9 million by outstanding letters of credit totaling approximately $7.1 million at July 3, 2011 and September 26, 2010. The Company’s obligations under the revolving line of credit are secured by liens on certain of the Company’s assets, including stock of our subsidiaries. The revolving line of credit contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At July 3, 2011 we were in compliance with all applicable debt covenants.

Net proceeds to the Company from team members’ stock plans for the forty weeks ended July 3, 2011 totaled approximately $210.9 million compared to approximately $43.9 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At July 3, 2011 and September 26, 2010, approximately 11.6 million shares and 12.7 million shares of our common stock, respectively, were available for future stock incentive grants.

During the first quarter of fiscal year 2011, the Company’s Board of Directors reinstated a quarterly cash dividend to shareholders. Following is a summary of dividends declared per common share during fiscal year 2011 (in thousands, except per share amounts):

Date of	Dividend per	Date of	Date of	Total
declaration	common share	record	payment	amount
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572
June 7, 2011	0.10	June 24, 2011	July 5, 2011	17,700	(1)

(1) Dividend accrued at July 3, 2011

The Company is committed under certain capital leases for rental of certain equipment, buildings and land. These leases expire or become subject to renewal clauses at various dates through 2054.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $2.1 million for the forty weeks ended July 3, 2011 compared to approximately $0.3 million for the same period of the prior fiscal year. These changes principally reflect the relative strengthening of the Canadian dollar compared to the U.S. dollar during these periods.

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

Contractual Obligations

The following table shows payments due by period on contractual obligations as of July 3, 2011 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Capital lease obligations (including interest)	$35,480	$2,059	$4,202	$4,196	$25,023
Operating lease obligations(1)	6,165,143	295,811	680,232	709,119	4,479,981
Total	$6,200,623	$297,870	$684,434	$713,315	$4,505,004

(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 3, 2011 were approximately $13.4 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at July 3, 2011 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 6 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case continues to be in the early stages of litigation. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of July 3, 2011.

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

Item 1A. Risk Factors

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

Economic conditions that adversely impact consumer spending could materially impact our business.

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

Our growth depends on increasing sales in identical stores and on new store openings, and our failure to achieve these goals could negatively impact our results of operations and financial condition.

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

Increased competition may adversely affect our revenues and profitability.

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

We may experience fluctuations in our quarterly operating results, which may adversely affect our stock price.

Our quarterly operating results could fluctuate for many reasons, including losses from new stores, variations in the mix of product sales, price changes in response to competitive factors and a potential lack of customer acceptance, foreign currency exchange rate fluctuations, increases in store operating costs, including commodity costs, that are either wholly or partially beyond our control, possible supply shortages, general economic conditions, health care costs, legal costs, insurance costs, extreme weather-related disruptions, including hurricanes and earthquakes, and potential uninsured casualty losses or other losses. In addition, our quarterly operating results and quarter-to-quarter comparisons have been and may be impacted by the timing of new store openings, construction and pre-opening expenses, the timing of acquisitions, store closures and relocations, seasonality, and the range of operating results generated from newly opened stores. Significant fluctuation in our quarterly operating results may negatively affect our stock price.

Our stock price has been volatile and may be negatively affected by reasons unrelated to our operating performance.

During the forty weeks ended July 3, 2011, the closing market price per share of our common stock ranged from $34.57 to $66.73. The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and any failure to meet market expectations; changes in ratings and earnings estimates by securities analysts; publicity regarding us, our competitors, or the natural products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically; and sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock. Our cash flow from the exercise of team member stock options may be adversely affected in the future by fluctuations in the market price of our common stock.

Claims under our self-insurance program may differ from our estimates, which could materially impact our results of operations.

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and team member health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results of operations could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Actual or perceived food safety concerns may adversely affect our sales.

There is increasing governmental scrutiny of and public awareness regarding food safety. We believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. We believe that our customers hold us to a higher food safety standard than other supermarkets. The real or perceived sale of contaminated food products by us could result in government enforcement action, private litigation, product recalls and other liabilities, the settlement or outcome of which might have a material adverse effect on our sales and results of operations.

Adverse publicity may reduce our brand value and negatively impact our business.

We believe our Company has built an excellent reputation as a food retailer, socially responsible corporation and employer. We believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, which can have an adverse impact on these perceptions and lead to adverse affects on our business or team members.

Changes in the availability of quality natural and organic products could impact our business.

There is no assurance that quality natural and organic products will be available to meet our future needs. If other supermarkets significantly increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.

Our total assets included long-lived assets totaling approximately $2.03 billion at July 3, 2011. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group. Long-lived asset impairments could result in material charges that would adversely affect our results of operations and capitalization.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

The majority of our stores, distribution centers, bakehouses and administrative facilities are leased, with expiration dates ranging from 7 months to 33 years. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all. As of July 3, 2011, we had 26 leased properties that are not being utilized in current operations, with expiration dates ranging from 9 months to 19 years. The 26 leased properties represent acquired dormant locations, stores closed post-acquisition, and stores closed due to relocation.

Perishable foods product losses could materially impact our results of operations.

We believe our stores more heavily emphasize perishable products than other supermarket stores. Perishable products accounted for approximately 66.7% of total sales at Whole Foods Market locations during the forty weeks ended July 3, 2011. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

Pending or future legal proceedings could materially impact our results of operations.

From time to time, we are party to legal proceedings, including matters involving personnel and employment issues, personal injury, intellectual property, acquisitions, and other proceedings arising in the ordinary course of business. Our results of operations could be materially impacted by the decisions and expenses related to pending or future proceedings.

Changes in accounting standards and estimates could materially impact our results of operations.

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

The loss of key management could negatively affect our business.

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

Disruption of significant supplier relationships could negatively affect our business.

United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 14% of our total purchases during the forty weeks ended July 3, 2011. During fiscal year 2010, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2020 and added two of our regions to our distribution arrangement beginning in fiscal year 2011. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our business, financial condition or results of operations while we establish alternative distribution channels.

A widespread health epidemic could materially impact our business.

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

Unions may attempt to organize our team members, which could harm our business.

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

Unfavorable changes in governmental regulation could harm our business.

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

The risk associated with doing business in other countries could materially impact our results of operations.

Though only 3.1% of our total sales during the forty weeks ended July 3, 2011, the Company’s international operations are subject to certain risks of conducting business abroad, including fluctuations in foreign currency exchange rates, changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, among other things.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

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

Effective tax rate changes and results of examinations by taxing authorities could materially impact our results of operations.

Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states or countries where we have lower statutory rates and higher than historical results in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. The Company is currently under audit by the IRS for fiscal years 2008 and 2007. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years prior to 2007, or to state and local examinations for fiscal years prior to 2001. Our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

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

A failure of our internal control over financial reporting could materially impact our business or stock price.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of July 3, 2011. See “Part I, Item 4. Controls and Procedures.”

Item 6. Exhibits

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
Exhibit 101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended July 3, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

(1)

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

WHOLE FOODS MARKET, INC.

Date:	August 12, 2011	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)