Form 10-K
period 2011-09-25
WHOLE FOODS MARKET INC
filed 2011-11-23
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 2011

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

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 10, 2011 was $10,950,904,153. The number of shares of the registrant’s common stock, no par value, outstanding as of November 18, 2011 was 179,500,346.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 9, 2012.

Whole Foods Market, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 25, 2011

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

PART I

Item 1.                 Business.

General

Whole Foods Market is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Unless otherwise specified, references to “Whole Foods Market,” “Company,” or “We” in this Report include the Company and its consolidated, wholly owned subsidiaries. The Company was formed in 1980 and is based in Austin, Texas. We completed our initial public offering in January 1992, and our common stock trades on the NASDAQ Global Select Market under the symbol “WFM.” Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 31 years.

We have one operating segment, natural and organic foods supermarkets. We are the largest retailer of natural and organic foods in the U.S. and the 10th largest food retailer overall based on 2010 sales rankings from Progressive Grocer. As of September 25, 2011, we operated 311 stores in the United States, Canada, and the United Kingdom. Our stores average 38,000 square feet in size and 10 years in age, and are supported by our Austin headquarters, regional offices, distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, meat and produce procurement centers, and a specialty coffee, tea procurement and roasting operation.

The following is a summary of our annual percentage sales and net long-lived assets by geographic area:

	2011	2010	2009
Sales:
United States	96.9%	97.0%	97.2%
Canada and United Kingdom	3.1	3.0	2.8
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	95.9%	96.6%	96.5%
Canada and United Kingdom	4.1	3.4	3.5
Total long-lived assets, net	100.0%	100.0%	100.0%

A five-year summary of certain financial and operating information can be found in Part II, “Item 6. Selected Financial Data,” of this Annual Report on Form 10-K. See also Part II, “Item 8. Financial Statements and Supplementary Data.”

Industry Overview

According to Nielsen TDLinx and Progressive Grocer, the U.S. grocery industry, which includes conventional supermarkets, supercenters, limited-assortment and natural/gourmet-positioned supermarkets, had approximately $563 billion in sales in 2010, a 1% increase over the prior year. Within this broader category, natural product sales through retail channels were approximately $65 billion, a 7% increase over the prior year, according to Natural Foods Merchandiser, a leading trade publication for the natural foods industry. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

•                  heightened awareness of the role that healthy eating plays in long-term wellness;

•                  a better-educated and wealthier populace whose median age is increasing each year;

•                  increasing consumer concern over the purity and safety of food; and

•                  environmental concerns.

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

Differentiated Product Offering

We offer a broad and differentiated selection of high-quality natural and organic products with a strong emphasis on perishable foods. Our product selection includes, but is not limited to: produce, seafood, grocery, meat and poultry, bakery, prepared foods and catering, specialty (beer, wine and cheese), coffee and tea, nutritional supplements, vitamins, body care, educational products such as books, floral items, pet products and household products. We estimate our stores carry on average approximately 21,000 SKUs.

The following is a summary of annual percentage sales by product category:

	2011	2010	2009
Non-perishables	33.2%	33.5%	33.8%
Prepared foods and bakery	18.8	18.8	19.1
Other perishables	48.0	47.7	47.1
Total sales	100.0%	100.0%	100.0%

Natural foods can be defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic foods are grown through methods intended to support and enhance the earth’s natural balance. Under the U.S. Department of Agriculture’s (“USDA”) Organic Rule, implemented into federal law in 2002, all products labeled as “organic” in any form must be certified by a USDA-accredited certifying agency. Furthermore, all retailers, including Whole Foods Market, that handle, store and sell organic products must implement measures to protect their organic integrity. Generally, organic food products are produced using:

•                  agricultural management practices intended to promote and enhance ecosystem health;

•                  no genetically engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides or fungicides;

•                  livestock management practices intended to promote healthy, humanely treated animals by providing organically grown feed, fresh air and outdoor access while using no antibiotics or growth hormones; and

•                  food-processing practices intended to protect the integrity of the organic product and disallow irradiation, genetically modified organisms (“GMOs”) or synthetic preservatives.

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

Store Brands

Our nationally driven store brands currently feature approximately 2,600 SKUs led by our primary brand, 365 Everyday Value®, along with a grouping of “exclusive” and “control brand” products. While some of our store brands yield greater margins than their national brand alternative, their primary purpose is to help differentiate our product selection and provide more value offerings to our customers. In addition to our nationally driven programs, we have a number of store-made and regionally made fresh items sold under the Whole Foods Market label, and we offer specialty and organic coffee, tea and drinking chocolates through our Allegro Coffee Company subsidiary. Total sales of store-branded products across all categories were approximately 11% of our retail sales for both fiscal years 2011 and 2010.

Value Programs

We continue to evaluate and strengthen our value offerings, providing a clear range of choices in every category, and we believe our focus in this area has played a key role in driving our sales growth. In addition to supporting our 365 Everyday Value brand, we have lowered prices on thousands of known value items, extended value choices to our perishables departments, promoted our regional “Madness Sales,” and focused on stronger customer education. We also have continued our national The Whole Deal campaign, launched in fiscal year 2008, which includes our printed value guide available in all U.S. stores.

Health Starts Here®

We are offering an increasing selection of Health Starts Here products in our stores. Health Starts Here is a mindful approach to healthy eating rooted in four simple ways to build better meals — Whole Food, Plant-StrongTM, Healthy Fats, and Nutrient Dense. Products such as frozen items, breads and prepared foods that meet these guidelines carry our “Health Starts Here” logo. In addition, all of our stores feature signage on the Aggregate Nutrient Density Index (“ANDI®”), a proprietary scoring system that ranks foods based on nutrient density (vitamins, minerals, phytochemicals and antioxidants) per calorie.

Whole Trade® Guarantee

Whole Trade products sourced from developing countries meet our high quality standards, provide more money to producers, ensure better wages and working conditions for workers, and utilize sound environmental practices. Demand for our Whole Trade Guarantee products continues to grow. We currently offer over 1,500 items, with sales increasing 28% year over year to approximately $146.3 million in fiscal year 2011. Whole Foods Market donates 1% of sales of exclusive Whole Trade products to the Whole Planet Foundation® to help alleviate world poverty.

Locally Grown

We are committed to buying from local producers whose products meet our high quality standards, particularly those who are dedicated to environmentally friendly, sustainable agriculture. Whole Foods Market currently purchases produce from over 2,000 different farms through various suppliers. In fiscal year 2007, we established a budget of up to $10 million to promote local food production, and as of September 25, 2011, we had disbursed more than $5.5 million in loans to 97 local producers company-wide.

Animal Welfare

We are dedicated to promoting animal welfare on farms and ranches that raise animals for meat production, helping to create alternatives to the “factory farm” methods of raising livestock. We have encouraged innovative animal production practices to improve the quality and safety of the meat and poultry sold in our stores while also supporting humane living conditions for the animals. Work on our “animal compassionate” standards started in 2003, and additional standards development and implementation of a 5-StepTM Animal Welfare Rating system transitioned to the Global Animal Partnership foundation in 2008. Global Animal Partnership’s 5-Step Animal Welfare Rating standards have been developed for beef cattle, pigs and broiler chickens and are in the works for other species as well. As of February 2011, our meat departments in all U.S. stores reflect these certifications.

Seafood Sustainability

In September 2010, we completed the launch of a color-coded, science-based seafood sustainability ratings program developed by partnering organizations, Blue Ocean Institute and Monterey Bay Aquarium. The program provides customers with the information they need to make informed decisions about their seafood purchases by rating non-Marine Stewardship Council (“MSC”) certified wild-caught seafood based on key criteria for sustainable fisheries with solid, transparent ranking methods. With our promise to phase out all “red-rated” species by Earth Day 2012, we have deepened our commitment to having fully sustainable seafood departments. This new seafood ratings program builds upon our ongoing partnership with the MSC and complements Whole Foods Market’s existing farmed seafood standards, which remain the highest in the industry. Farmed seafood at Whole Foods Market carries the “Responsibly Farmed” logo to indicate that it meets these high standards.

Eco-ScaleTM

Currently, there are no government regulations requiring full disclosure of ingredients on cleaning products, so in April 2011, we introduced our Eco-Scale™ Rating System — an industry-first set of tiered, green household standards — to help customers make more informed choices for their homes and the planet. Under our new Eco-Scale Rating System, all household cleaning products in our stores will list full ingredients on their packaging. This comprehensive, color-coded rating system will allow shoppers to easily identify a product’s environmental impact and safety based on a red-orange-yellow-green color scale. We are committed to working with our vendors to evaluate and independently audit every product in our cleaning category, and all products in our stores will be required to meet our baseline orange standard by Earth Day, April 2012.

Seasonality

The Company’s average weekly sales and gross profit are typically highest in the second and third fiscal quarters and lowest in the fourth fiscal quarter. Average weekly sales and gross profit are typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales during the summer months.

Growth Strategy

We are a Fortune 500 company, ranking number 273 on the 2011 list. Our sales have grown rapidly due to historically strong identical store sales growth, acquisitions and new store openings from approximately $92.5 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $10.11 billion in fiscal year 2011, a 20-year compounded annual growth rate of approximately 26%.

Over the last 10 fiscal years, our identical store sales growth has averaged approximately 7%. This growth was driven by an average 4% increase in transaction count and an average 3% increase in basket size, a mix of approximately 60% transaction count to 40% basket size. Our identical store sales growth for each of the last 10 fiscal years is shown in the following chart:

Approximately 18% of our existing square footage was acquired, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results. Our growth strategy is to expand primarily through new store openings. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. We typically target stores located on premium real estate sites, and while we may open stores as small as 15,000 square feet or as large as 75,000 square feet, the majority of our new stores are expected to fall in the range of 35,000 to 45,000 square feet going forward.

Our historical store growth and sales mix is summarized below:

	2011	2010	2009	2008	2007
Stores at beginning of fiscal year	299	284	275	276	186
Stores opened	18	16	15	20	21
Acquired stores	—	2	—	—	109
Divested stores	—	(2)	—	—	(35)
Relocated stores	(6)	—	(5)	(7)	(5)
Closed stores	—	(1)	(1)	(14)	—
Stores at end of fiscal year	311	299	284	275	276
Remodels with major expansions(1)	1	—	2	1	2
Total gross square footage at end of fiscal year	11,832,000	11,231,000	10,566,000	9,895,000	9,312,000
Year-over-year growth	5%	6%	7%	6%	46%

Sales mix:
Identical stores	94.6%	93.2%	91.4%	80.9%	88.8%
New/relocated stores and remodels with major expansions	4.7	6.0	7.8	9.9	8.4
Acquired stores	0.3	0.1	—	8.7	1.3
Other sales, primarily non-retail external sales	0.4	0.7	0.8	0.5	1.5
Total sales	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Defined as remodels with expansions of square footage greater than 20% completed during the fiscal year.

We remain focused on the right-sized store for each market. In response to the 2008-2009 recession, we trimmed approximately 1.4 million square feet from our development pipeline, downsizing 20 leases for stores in development and terminating an additional 22 leases. We now are rebuilding the pipeline, and we expect a higher number of store openings in fiscal year 2012. Our historical store development pipeline is summarized below:

	November 2,	November 3,	November 4,	November 5,	November 20,
	2011	2010	2009	2008	2007
Stores in development	62	52	53	66	87
Average size (gross square feet)	35,000	39,000	45,000	49,000	51,000
Total gross square footage in development	2,192,000	2,052,000	2,410,000	3,294,000	4,485,000

Store Description

Each of our stores is designed to fit the size and configuration of the particular location and to reflect the community in which it is located. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with a lively, inspirational atmosphere, mission-oriented décor, well-trained team members, an exciting product mix that emphasizes healthy eating and our high quality standards, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, and prepared foods stations. We also incorporate many environmentally sustainable aspects into our store design. Our stores typically include sit-down eating areas, customer comment boards and customer service booths. In addition, some stores offer special services such as massage, valet parking, Wellness Centers, personal shopping and home delivery. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Most of our stores are located in high-traffic shopping areas on premier real estate sites and are either freestanding or in strip centers. We also have a number of urban stores located in high-density, mixed-use developments. In selecting store locations, we use an internally developed model to analyze potential sites based on various criteria such as education levels, population density and income levels within certain drive times. After we have selected a target site, our development group does a comprehensive site study and sales projection and works with our regional teams to develop construction and operating cost estimates. Each project must meet an internal Economic Value Added (“EVA®”) hurdle return, based on our internal weighted-average cost of capital, which for new stores generally is expected to be cumulative positive EVA in five years or less. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge on the cost of invested capital necessary to generate those profits. In March 2011, we lowered our internal weighted-average cost of capital metric to 8% from 9% to reflect our current financial structure.

The required cash investment for new stores varies depending on the size of the store, geographic location, degree of work performed by the landlord and complexity of site development issues. To a significant degree, it also depends on how the project is structured, including costs for elements that often increase or decrease rent, e.g., lease acquisition costs, shell and/or garage costs, and landlord allowances. Because of these differences, the average cost per square foot may vary significantly from project to project and from year to year.

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

We own two produce procurement centers which facilitate the procurement and distribution of the majority of the produce we sell. We also operate four seafood processing and distribution facilities, a specialty coffee and tea procurement and roasting operation, and 10 regional distribution centers that focus primarily on perishables distribution to our stores across the U.S., Canada and the United Kingdom. In addition, we have five regional commissary kitchens and seven bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 31% of our total purchases in fiscal year 2011. In June 2010, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2020. Beginning in fiscal year 2011, UNFI also became our primary non-perishables distributor in two additional regions, allowing us to focus our internal distribution efforts in our regions around key perishables departments.

Store Operations

We strive to promote a strong company culture featuring a team approach to store operations that we believe is distinctly more empowering of team members than that of the traditional supermarket. Our domestic Whole Foods Market stores each employ between approximately 45 and 665 team members who generally comprise 10 self-managed teams per store, each led by a team leader. Each team within a store is responsible for a different product offering or aspect of store operations such as prepared foods, grocery, or customer service, among others. We also promote a decentralized approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible.

Team members are involved at all levels of our business. We strive to create a company-wide consciousness of “shared fate” by uniting the interests of team members as closely as possible with those of our shareholders. One way we reinforce this concept is through our Gainsharing program. Under Gainsharing, as part of our annual planning process, each team receives a labor budget expressed as a percentage of their team’s sales, with leverage built into the budgets on an overall company basis. When teams come in under budget due either to higher sales or lower labor costs, a portion of the surplus is divided among the team members and paid out every four weeks, and a portion is set aside in a savings pool. When teams are over budget (or in a labor deficit position), no Gainsharing money is paid out. Instead, the overage is taken out of the team’s savings pool or, in the absence of savings, paid back using future surpluses. The savings pool is paid out annually after the end of the fiscal year to all teams with a positive balance. Rewarding our team members for increases in labor productivity, something they can control, gives them a direct stake in the success of our business. We also encourage stock ownership among team members through our broad-based team member stock option plan, stock purchase plan and 401(k) plan.

Team Members

As of September 25, 2011, we had approximately 64,200 team members, including approximately 48,200 full-time, 13,300 part-time and 2,700 seasonal team members. Full-time team members accounted for approximately 78% of all permanent positions at the end of fiscal year 2011 compared to 81% at the end of fiscal year 2010. Voluntary turnover of full-time team members was 9% in fiscal years 2011 and 2010, which we believe is very low for the food retailing industry and allows us to better serve our customers. All of our team members are non-union, and we consider our team member relations to be very strong.

For the past 14 years, our team members have helped Whole Foods Market become one of FORTUNE magazine’s “100 Best Companies to Work for in America.” Ranking 24th overall and 7th among large companies in 2011, we are one of only 13 companies to make the “100 Best” list every year since its inception.

We believe in empowering our team members to make Whole Foods Market not only a great place to shop but a great place to build a career. Our salary and benefits programs reflect our philosophy of egalitarianism. To ensure they are perceived as fundamentally fair to all stakeholders, our books are open to our team members, including our annual individual compensation report. We also have a salary cap that limits the total cash compensation paid to any team member in a calendar year to 19 times the average annual wage, including bonuses, of all team members. In addition, our Co-Founder and Co-Chief

Executive Officer, John Mackey, has voluntarily set his annual salary at $1 and receives no cash bonuses or stock option awards.

All of our full-time and part-time team members are eligible to receive stock options through annual leadership grants or through service-hour grants once they have accumulated 6,000 service hours (approximately three years of full-time employment). Approximately 95% of the equity awards granted under the Company’s stock plan since its inception in 1992 have been granted to team members who are not executive officers.

Team members are encouraged to take an active role in choosing the benefits made available by the Company by participating in a company-wide benefits vote every three years. Under the current plan voted on by team members, Whole Foods Market provides health care at no cost to full-time team members who work 30 or more hours per week and have worked a minimum of 10,000 service hours. In addition, the Company provides personal wellness dollars in the form of either a health reimbursement arrangement (“HRA”) or, beginning January 1, 2012, a health savings account (“HSA”). Based on service hours, team members receive up to $1,800 per year to help cover the cost of deductibles and other allowable out-of-pocket health care expenses not covered by insurance.

Two initiatives developed to support our core value of Promoting the health of our stakeholders through healthy eating education were specifically designed for our team members. They include the Total Health Immersion Program and the Healthy Discount Incentive Program. The Total Health Immersion Program provides educational opportunities for team members that are fully paid by the Company. Since launching this program in the fall of 2009, nearly 1,000 team members have participated, and the program now is open to team member spouses as well, with the Company subsidizing 50% of their cost.

The Healthy Discount Incentive Program offers additional store discounts beyond the standard 20% that all team members receive, based on meeting designated biometric criteria (cholesterol/LDL, BMI or waist-height ratio, blood pressure) and being nicotine-free. In fiscal year 2011, approximately 15,000 team members participated in biometric screenings, with nearly 8,300 receiving higher-level discount cards compared to approximately 7,000 team members at the end of fiscal year 2010.

Competition

Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, farmers’ markets and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection, quality, customer service, price or a combination of these factors. Our commitment to natural and organic products, high quality standards, emphasis on perishable product sales, healthy eating products and education, range of choices based on price, and empowered team members who focus on unparalleled customer service differentiate us from the competition and have created a loyal core customer base. We believe our passionate support of causes and leadership in areas important to our customers reinforce our position as the authentic retailer of natural and organic foods, making us the preferred choice for customers aspiring to a healthier lifestyle.

Marketing

We spend much less on advertising and marketing than other supermarkets — approximately 0.4% of our total sales in fiscal year 2011. Instead, we rely on word-of-mouth recommendations and testimonials from our shoppers, and we allocate our marketing budgets among national and regional programs and our individual stores. We also connect and engage with our customers through social media websites, in addition to e-newsletters, and our own website and blog at www.wholefoodsmarket.com. Our stores spend most of their marketing budgets on in-store marketing-related activities, including promotional signage and events such as local farmers’ markets, taste fairs, classes, tours and product samplings. We also dedicate resources to The Whole Deal in-store value guide. Our marketing support mirrors our business model as well as our commitment to the community and environment. Each store retains a separate budget for making contributions to a variety of philanthropic and community activities, fostering goodwill and developing a high profile with the community. Contributions (including in-kind contributions of food) to not-for-profit organizations amount to at least 5% of our after-tax profits annually.

The Whole Deal

The Whole Deal value guide available in all of our U.S. stores features coupons, budget-conscious recipes and money-saving shopping and cooking tips. Also, we feature Sure Deals which highlight everyday value pricing on high-quality products our customers love. In fiscal year 2011, the average basket containing a coupon from The Whole Deal value guide was $68 and 19 items compared to our overall average basket in identical stores of $34 and eight items.

Social Media

Social media provides us with a powerful way to communicate and interact with our customers, giving us insight at both a local and global level as to how we are viewed and what our customers want and expect from us. Currently, we have over 725,000 fans on Facebook and over two million followers on Twitter. In addition, many of our stores have their own Facebook and Twitter accounts.

Global Responsibility

We seek to be a deeply responsible company in the communities where we do business around the world, providing ethically sourced, high-quality products and transparent information to our customers, reducing our impact on the environment, and actively participating in our local communities. We believe that many customers are concerned about health and nutrition, food safety, fair trade and the environment, and choose to shop our stores for these reasons. Our transparency regarding “farm-to-fork” traceability allows them to make more informed purchasing decisions and “vote” with their dollars.

Healthy Eating Education

We are providing a revolutionary educational program in our stores to promote the health of our customers and team members. Supported by a team of renowned doctors, researchers and authors who comprise our Scientific and Medical Advisory Board, along with nutritionists, chefs and other experts, our Health Starts Here program consists of a simple approach to eating, paired with practical tools and valuable resources, rooted in our four principles:

•                  Whole Food: We believe that food in its purest state — unadulterated by artificial additives, sweeteners, colorings, and preservatives — is the best tasting and most nutritious food available.

•                  Plant-StrongTM: No matter what type of diet you follow — including those with dairy, meat and seafood — reconfigure your plate so the majority of each meal is created from an abundance of raw and cooked vegetables, fruits, legumes and beans, nuts, seeds and whole grains.

•                  Healthy Fats: Get healthy fats from whole plant sources, such as nuts, seeds and avocados. These foods are rich in micronutrients as well. Work to eliminate (or minimize) extracted oils and processed fats.

•                  Nutrient Dense: Choose foods that are rich in micronutrients when compared to their total caloric content. Micro-nutrients include vitamins, minerals, antioxidants and phytochemicals. For guidance, look for the Aggregate Nutrient Density Index (“ANDI”) scoring system in our stores.

The program includes, among other things: in-store healthy eating centers to display books and answer questions about healthy eating and cooking ideas; store tours focused on making healthy eating choices; and a wide variety of educational opportunities for team members, along with healthy eating classes and networking opportunities for our customers. We believe our Health Starts Here program will grow and evolve over time to become a key competitive advantage for us, and by offering an informed approach to food as a source for improved health and vitality, we hope to play a big part in the solution to the healthcare crisis in America, changing many more lives for the better.

Wellness Clubs

In 2011, we piloted our new Wellness Clubs concept in four stores (www.wholefoodsmarket.com/wellnessclub). Whole Foods Market Wellness Clubs provide an inviting environment where members are empowered to make educated and positive lifestyle choices that promote their long-term health and well-being. The Clubs feature nutrition courses developed by medical doctors and a dietician; inspirational and informative skills-building classes; culinary classes; Supper Clubs and special events; coaching and support; a wellness assessment tool that keeps track of member progress; and access to a growing local network of community businesses offering additional benefits. Members also receive a 10% discount on thousands of designated healthy foods when they shop in stores where our Wellness Clubs are located. We are hopeful customers will embrace this idea, resulting in the opening of additional Wellness Clubs in the future.

Whole Planet Foundation®

Created in 2005, the Whole Planet Foundation (www.wholeplanetfoundation.org) is an independent, non-profit organization whose mission is to empower the poor through microcredit, with a focus on developing-world communities that supply our stores with product. Microcredit is a system pioneered by Professor Muhammad Yunus, founder of the Grameen Bank in Bangladesh and co-recipient of the 2006 Nobel Peace Prize. The philosophy behind microcredit is to provide the poor access to credit without requiring contracts or collateral, enabling them to lift themselves out of poverty by creating or expanding home-based businesses. Whole Foods Market covers all operating costs and the overhead budget for Whole Planet Foundation. Program grants are funded in part by the sale of products under the Company’s Whole Trade Guarantee Program, along with support from customers, vendors and team members. As of September 25, 2011, the Whole Planet Foundation has partnered with various microfinance institutions to support over $25.8 million in grants for 52 projects in 45 countries where the Company sources products. Over 161,000 borrower families (92% women) have received loans, which are being used for home-based businesses including poultry and pig farming, agriculture, furniture making, tailoring, and selling handicrafts, homemade and bakery-made foods, clothing and footwear. It is estimated that each woman supports a family of almost six, which means our support is contributing to the prosperity of nearly one million individuals.

Whole Kids FoundationTM

In July 2011, we launched the Whole Kids Foundation (www.wholekidsfoundation.org), a non-profit organization dedicated to improving children’s nutrition through partnerships with schools, educators and other organizations. The foundation’s first major initiative is the Whole Kids School Garden Grant Project, a program that will enable schools to help build children’s relationships with food through the power of gardening. Our customers clearly support this initiative, recently donating more than $2 million during a six-week campaign, with Whole Foods Market donating an additional $0.2 million, to fund more than 1,000 school gardens. Whole Foods Market covers all operating costs and the overhead budget for the foundation. Other areas of focus are the foundation’s partnership with The Lunch Box Project (in 2009, Whole Foods Market and shoppers donated more than $0.7 million to fund this online resource for public schools created by Chef Ann Cooper’s F3 Foundation) and with Let’s Move Salad Bars to Schools as a founding member (in 2010, Whole Foods Market shoppers donated more than $1.4 million during a seven-week campaign to help fund 570 salad bars in schools across the country). Let’s Move Salad Bars to Schools has now funded 1,000 salad bars for schools. By 2013, the group hopes to have placed 6,000 salad bars in schools, and Whole Foods Market has pledged $1 million towards that effort.

Green Mission®

We are committed to supporting wise environmental practices and being a leader in environmental stewardship. Over the years, we have purchased over 4.3 billion megawatt hours of wind-based renewable energy, earning six Environmental Protection Agency (“EPA”) Green Power awards from 2004 through 2010. We have 14 stores and one distribution center using or hosting rooftop solar systems, four stores with fuel cells, and a commissary kitchen that is using biofuel from internally generated waste cooking oil. We have made a commitment to reduce energy consumption at all of our stores by 25% per square foot by 2015, and we build our new stores with the environment in mind, using green building innovations whenever possible. Twelve of our stores have received Leadership in Energy and Environmental Design (“LEED”) certification by the U.S. Green Building Council, and four stores have earned Green Globes certification from the Green Building Initiative.

We discontinued the use of disposable plastic grocery bags at the checkouts in all stores in 2008 and refund at least a nickel per reusable bag at the checkout. We also were the first national retailer to provide Forest Stewardship Council (“FSC”) certified paper bags originating from 100% post-consumer recycled fiber. Nearly all of our stores are involved in a recycling program, and most participate in a composting program where food waste and compostable paper goods are regenerated into compost. Additionally, in 2007 we introduced fiber packaging in many of our prepared foods departments that is a compostable alternative to traditional petroleum and wood- or tree-based materials. We also are working to eliminate the use of Styrofoam in packing materials shipped to our Company and in product packaging in our stores.

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

Trademarks

Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” “365 Everyday Value,” “AFA,” “Allegro Coffee Company,” “America’s Healthiest Grocery Store,” “ANDI,” “Bread & Circus,” “Capers Community Market,” “Eco-Scale,” “Fresh & Wild,” “Fresh Fields,” “Green Mission,” “Harry’s Farmers Market,” “Health Starts Here,” “Ideal Market,” “Merchant of Vino,” “Mrs. Gooch’s,” “Vine Buys,” “Wellspring,” “Whole Baby,” “The Whole Deal,” “Whole Foods, Whole People, Whole Planet,” “Whole Kids,” “Whole Kids Foundation,” “Whole Kids Organic,” “Whole Planet Foundation,” and “Whole Trade.” The Company or its subsidiaries also holds registrations or applications, and maintains common law trademark rights for stylized logos and brand names for products created by Allegro Coffee Company and many of its branded products. In addition, the Company licenses certain trademarks, including “PLANT-STRONG,” a trademark owned by Engine 2 for Life, LLC. The Company considers certain of its trademarks to be of material importance and actively defends and enforces such trademarks. The Company’s trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Available Information

Our corporate website at www.wholefoodsmarket.com averages approximately 108,000 visitors each day and provides detailed information about our Company, history, product offerings and store locations, with hundreds of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. In addition, access to the Company’s corporate governance policies and Securities and Exchange Commission (“SEC”) filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data, current reports on Form 8-K, Section 16 filings, and all amendments to those reports, are available through our website free of charge. As with our stores, the focus of our website is customer service. We believe our website provides us with an opportunity to further our relationships with customers, suppliers and investors; educate them on a variety of issues; and improve our service levels.

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

Our operating results may be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. There can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors.

Our growth depends on increasing sales in identical stores and on new store openings, and our failure to achieve these goals could negatively impact our results of operations and financial condition.

Our continued growth depends on our ability to increase sales in our identical stores and our ability to open new stores. Our operating results may be materially impacted by fluctuations in our identical store sales. Our identical store sales growth could be lower than our historical average for many reasons including the impact of new and acquired stores entering into the identical store base, the opening of new stores that cannibalize store sales in existing areas, general economic conditions, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any year of above-average sales results.

Our growth strategy includes opening new stores in existing and new areas and operating those stores successfully. Successful implementation of this strategy is dependent on finding suitable locations, and we face competition from other retailers for such sites. There can be no assurance that we will continue to grow through new store openings. We may not be able to open new stores timely or operate them successfully. Also, we may not be able to successfully hire and train new team members or integrate those team members into the programs and policies of the Company. We may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner.

Increased competition may adversely affect our revenues and profitability.

Our competitors include but are not limited to local, regional, national and international supermarkets, natural food stores, warehouse membership clubs, small specialty stores and restaurants. Their businesses compete with us for products, customers and locations. In addition, some are expanding more aggressively in marketing a range of natural and organic foods. Some of these potential competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies, our operating results may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing.

We may experience fluctuations in our quarterly results of operations, which may adversely affect our stock price.

Our quarterly operating results and quarter-to-quarter comparisons could fluctuate for many reasons, including, but not limited to, variations in the mix of product sales, price changes in response to competitive factors, seasonality, increases in store operating costs, including commodity costs, possible supply shortages, general economic conditions, extreme weather-related disruptions, and other business costs. In addition, our results may be impacted by the timing of new store openings, construction and pre-opening expenses, the timing of acquisitions, store closures and relocations, and the range of operating results generated from newly opened stores.

Our stock price has been volatile and may be negatively affected by reasons unrelated to our operating performance.

In fiscal year 2011, the closing market price per share of our common stock ranged from $34.57 to $72.10. The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and any failure to meet market expectations; changes in ratings and earnings estimates by securities analysts; publicity regarding us, our competitors, or the natural products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically; and sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market, at times, experiences broad price fluctuations that may adversely affect the market price of our common stock.

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

There is no assurance that quality natural and organic products will be available to meet our needs. If other supermarkets significantly increase their natural and organic product offerings, if new laws require the reformulation of certain products to meet tougher standards, or if natural disasters or other catastrophic events occur, the supply of these products may be constrained.

Disruption of significant supplier relationships could negatively affect our business.

United Natural Foods, Inc. is our single largest third-party supplier, accounting for approximately 31% of our total purchases in fiscal year 2011. During fiscal year 2010, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2020 and added two of our regions to our distribution arrangement beginning in fiscal year 2011. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.

Our total assets included long-lived assets totaling approximately $2.06 billion at September 25, 2011. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

The majority of our stores, distribution centers, bakehouses and administrative facilities are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all. As of September 25, 2011, we had 20 leased properties that are not being utilized in current operations. These properties represent acquired dormant locations, stores closed post-acquisition, and stores closed due to relocation.

Claims under our self-insurance program may differ from our estimates, which could materially impact our results of operations.

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and team member health-care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Perishable foods product losses could materially impact our results of operations.

Our stores offer a significant number of perishable products, accounting for approximately 66.8% of our total sales in fiscal year 2011. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

Actual or perceived food safety concerns may adversely affect our sales.

There is increasing governmental scrutiny of and public awareness regarding food safety. We believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. We believe that our customers hold us to a higher food safety standard than other supermarkets. The real or perceived sale of contaminated food products by us could result in government enforcement action, private litigation, product recalls and other liabilities, the settlement or outcome of which might have a material adverse effect on our operating results.

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

The Company’s business could be severely impacted by a widespread regional, national or global health epidemic. Our stores are a place where customers come together, interact and learn while at the same time discover the many joys of eating and sharing food. A widespread health epidemic may cause customers to avoid public gathering places or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could also adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

Our investments in money market funds and certain other securities are subject to market risks, which may result in losses.

As of September 25, 2011, we had money market fund investments that are classified as short-term cash equivalent investments and restricted cash investments totaling approximately $75.9 million and $92.0 million, respectively, and approximately $495.1 million in available-for-sale marketable securities. We have invested these amounts primarily in state and local municipal obligations, government agency securities, corporate commercial paper, and money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

Unions may attempt to organize our team members, which could harm our business.

All of our team members are non-union, and we consider our team member relations to be very strong. From time to time, however, unions have attempted to organize all or part of our team member base at certain stores and non-retail facilities.

Responding to such organization attempts is distracting to management and team members and may have a negative financial impact on a store, facility or the Company as a whole.

Unfavorable changes in governmental regulation could harm our business.

The Company is subject to various international, federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, and licensing for the sale of food and, in some stores, alcoholic beverages. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices (e.g., health care reform and/or “card check” legislation) could have a significant impact on our business.

The USDA’s Organic Rule facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule could pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our operating results.

The risk associated with doing business in other countries could materially impact our results of operations.

Though only 3.1% of our total sales in fiscal year 2011, the Company’s international operations are subject to certain risks of conducting business abroad, including fluctuations in foreign currency exchange rates, changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, among other things.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

We rely on a combination of trademark, trade secret and copyright law and internal procedures and nondisclosure agreements to protect our intellectual property. There can be no assurance that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, the laws of certain foreign countries in which our products may be produced or sold do not protect our intellectual property rights to the same extent as the laws of the United States. Failure to protect our proprietary information could have a material adverse effect on our business.

Effective tax rate changes and results of examinations by taxing authorities could materially impact our results of operations.

Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states or countries where we have lower statutory rates and higher-than-historical results in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities. See Note 10 to the consolidated financial statements, “Income Taxes”, in “Item 8. Financial Statements and Supplementary Data.”

Disruptions in our information systems could harm our ability to run our business.

We rely extensively on information systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our information systems may have a material adverse effect on our operating results.

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

Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of September 25, 2011. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting.”

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

As of September 25, 2011, we operated 311 stores: 299 stores in 38 U.S. states and the District of Columbia; seven stores in Canada; and five stores in the United Kingdom. We own 12 stores, two distribution facilities and land for one store in development, including the adjacent property. We also own a building on leased land, which is leased to third parties, and have one store in development on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, and we have options to renew most of our leases in five-year increments. In addition, as of September 25, 2011, we had 20 leased properties that are not being utilized in current operations, of which 17 are related to Wild Oats. We are actively negotiating to sublease or terminate leases related to these locations.

The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 25, 2011:

	Number		Number		Number
Location	of stores	Location	of stores	Location	of stores
Alabama	1	Kentucky	2	Ohio	6
Arizona	7	Louisiana	3	Oklahoma	1
Arkansas	1	Maine	1	Oregon	7
California	65	Maryland	8	Pennsylvania	8
Canada	7	Massachusetts	20	Rhode Island	3
Colorado	17	Michigan	5	South Carolina	2
Connecticut	8	Minnesota	2	Tennessee	4
District of Columbia	4	Missouri	2	Texas	17
Florida	16	Nebraska	1	United Kingdom	5
Georgia	8	Nevada	5	Utah	4
Hawaii	2	New Jersey	10	Virginia	9
Illinois	17	New Mexico	4	Washington	6
Indiana	2	New York	10	Wisconsin	2
Kansas	2	North Carolina	7

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats Markets violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 25, 2011.

Item 4.      Removed and Reserved.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market. Effective May 6, 2011, the Company changed its trading symbol to “WFM” from “WFMI.”

The Company was added to Standard & Poor’s S&P 500 Index in December 2005. In December 2010, the Company was re-added to the NASDAQ-100® Index.

The following sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2011 and 2010:

	High	Low
2011
September 27, 2010 to January 16, 2011	$53.06	$34.04
January 17, 2011 to April 10, 2011	66.87	50.26
April 11, 2011 to July 3, 2011	66.75	53.92
July 4, 2011 to September 25, 2011	73.33	53.32

2010
September 28, 2009 to January 17, 2010	$34.40	$24.94
January 18, 2010 to April 11, 2010	38.80	26.88
April 12, 2010 to July 4, 2010	43.18	34.52
July 5, 2010 to September 26, 2010	40.43	33.96

As of November 18, 2011, there were 1,512 holders of record of Whole Foods Market’s common stock, and the closing stock price was $65.42.

Performance Graph

The graph below compares the cumulative five-year total return to shareholders of Whole Foods Market, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the S&P Food Retail index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from September 30, 2006 to September 30, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

On December 8, 2010, the Company’s Board of Directors reinstated a $0.10 quarterly cash dividend to shareholders. Following is a summary of dividends declared per common share during fiscal year 2011 (in thousands, except per share amounts):

Date of	Dividend per	Date of	Date of	Total
declaration	common share	record	payment	amount
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572
June 7, 2011	0.10	June 24, 2011	July 5, 2011	17,700
September 8, 2011	0.10	September 19, 2011	September 29, 2011	17,827	(1)

(1) Dividend accrued at September 25, 2011

On November 1, 2011, the Company’s Board of Directors approved a 40% increase in the Company’s quarterly dividend to $0.14 per common share, payable on January 24, 2012 to shareholders of record on January 13, 2012. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Treasury Stock

On November 8, 2009, the Company’s stock repurchase program, with approximately $200 million in remaining authorization, expired and was not renewed. On November 1, 2011, the Company’s Board of Directors authorized a new $200 million stock repurchase program through November 1, 2013. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Redeemable Preferred Stock

On December 2, 2008, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. On October 23, 2009, the Company announced its intent to call all 425,000 outstanding shares of the Series A Preferred Stock for redemption in accordance with the terms governing such Series A Preferred Stock. Subject to conversion of the Series A Preferred Stock by its holders, the Company planned to redeem such Series A Preferred Stock on November 27, 2009, at a price per share equal to $1,000 plus accrued and unpaid dividends. In accordance with the terms governing the Series A Preferred Stock, at any time prior to the redemption date, the Series A Preferred Stock could be converted to common stock by the holders thereof. On November 26, 2009, the holders of the Company’s Series A Preferred Stock converted all outstanding shares into approximately 29.7 million shares of Company common stock. The shares of common stock were issued using a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. During fiscal year 2010, the Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million.

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

	Sept. 25,	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 30,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data(1)
Sales	$10,107,787	$9,005,794	$8,031,620	$7,953,912	$6,591,773
Cost of goods sold and occupancy costs	6,571,238	5,869,519	5,276,493	5,246,468	4,294,639
Gross profit	3,536,549	3,136,275	2,755,127	2,707,444	2,297,134
Direct store expenses	2,628,811	2,376,590	2,146,626	2,108,679	1,711,760
General and administrative expenses	310,920	272,449	243,749	270,428	217,743
Pre-opening expenses	40,852	38,044	49,218	55,554	59,319
Relocation, store closure and lease termination costs	8,346	11,217	31,185	36,545	10,861
Operating income	547,620	437,975	284,349	236,238	297,451
Interest expense	(3,882)	(33,048)	(36,856)	(36,416)	(4,208)
Investment and other income	7,974	6,854	3,449	6,697	11,324
Income before income taxes	551,712	411,781	250,942	206,519	304,567
Provision for income taxes	209,100	165,948	104,138	91,995	121,827
Net income	342,612	245,833	146,804	114,524	182,740
Preferred stock dividends	—	5,478	28,050	—	—
Income available to common shareholders	$342,612	$240,355	$118,754	$114,524	$182,740

Basic earnings per share	$1.96	$1.45	$0.85	$0.82	$1.30
Weighted average shares outstanding	175,221	166,244	140,414	139,886	140,088

Diluted earnings per share	$1.93	$1.43	$0.85	$0.82	$1.29
Weighted average shares outstanding, diluted basis	177,279	171,710	140,414	140,011	141,836

Dividends declared per common share	$0.40	$—	$—	$0.60	$0.87

Consolidated Balance Sheets Data
Net working capital	$573,783	$413,647	$371,356	$(43,571)	$(104,364)
Total assets	4,292,075	3,986,540	3,783,388	3,380,736	3,213,128
Long-term debt (including current maturities)	17,905	508,698	739,237	929,170	760,868
Shareholders’ equity	2,991,305	2,373,258	1,627,876	1,506,024	1,458,804

Operating Data
Number of stores at end of fiscal year	311	299	284	275	276
Average store size (gross square footage)	38,000	38,000	37,000	36,000	34,000
Average weekly sales per store	$636,000	$588,000	$549,000	$570,000	$617,000
Comparable store sales increase(2)	8.5%	7.1%	-3.1%	4.9%	7.1%
Identical store sales increase(2)	8.4%	6.5%	-4.3%	3.6%	5.8%

(1)	Fiscal years 2011, 2010, 2009, and 2008 were 52-week years and fiscal year 2007 was a 53-week year.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Whole Foods Market, Inc. is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company was formed in 1980 and, as of September 25, 2011, operated 311 stores: 299 stores in 38 U.S. states and the District of Columbia; seven stores in Canada; and five stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our results of operations have been and may continue to be materially affected by the timing and number of new store openings. New stores generally become profitable within their first year of operation; although some new stores may incur operating losses for the first several years of operation. The Company’s average weekly sales and gross profit are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter. Average weekly sales and gross profit are typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales during the summer months.

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

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2011, 2010 and 2009 were 52-week years.

Economic and Industry Factors

Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, farmers’ markets, and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection, quality, customer service, price or a combination of these factors. Natural and organic food continues to be one of the fastest growing segments of food retailing today. Our commitment to natural and organic products, high quality standards, emphasis on perishable product sales, healthy eating products and education, range of choices based on price, and empowered team members who focus on unparalleled customer service differentiate us from the competition and have created a loyal customer base.

We have worked very hard over the last couple of years to successfully improve our price image, particularly in perishables, and we remain focused on maintaining our relative price positioning in the marketplace. We are hopeful we can continue to strike the right balance between rising product costs and our retail pricing based on our contracts, distribution, and tools to manage value.

Highlights for Fiscal Year 2011

We are pleased to end fiscal year 2011 with strong sales growth, solid execution, and capital discipline. We believe our pleasurable store experience, outstanding service, high quality standards and differentiated product mix have been the primary drivers of our growth and success. We are committed to maintaining our unique positioning in these areas. We are gaining market share at a faster rate than most public food retailers and attribute much of our success to the progress we have made in our well-executed value efforts which have positively impacted our price image while continuing to raise the bar in areas that matter to our customers — particularly our quality standards, and health and wellness. These initiatives are aligned with our core customer base and reinforce our position as the authentic retailer of natural and organic foods, further differentiating the Whole Foods Market shopping experience and making us the preferred choice for customers aspiring to a healthier lifestyle. In fiscal year 2011:

•      Sales increased 12.2% over the prior year to $10.11 billion driven by an 8.5% comparable store sales increase. Identical store sales increased 8.4% over the prior year;

•      Income available to common shareholders increased 42.5% over the prior year to $342.6 million;

•      Diluted earnings per share increased 35.0% over the prior year to $1.93;

•      We produced $754.8 million in cash flow from operations and invested $365.0 million in capital expenditures;

•      We repaid the $490 million balance on our term loan;

•      The Company’s Board of Directors reinstated a $0.10 quarterly cash dividend to shareholders and we made three dividend payments to shareholders totaling $52.6 million; and

•      We had cash, restricted cash, and investments totaling approximately $799.1 million at the end of the fiscal year.

Also during fiscal year 2011, we began opening in-store Wellness Clubs. Our Wellness Club offerings include nutrition courses; skill-building classes; culinary classes; Supper Clubs and special events; coaching and support; a wellness assessment tool; and access to benefits from a growing local network of community businesses. Members also receive a 10% discount on thousands of designated healthy foods when they shop in stores where Wellness Clubs are located. We are learning and evolving with each Club we open. While still very early, we are pleased with the initial results we are seeing. We hope customers will continue to embrace the concept and that we can expand our offering to more customers in the future.

Outlook for Fiscal Year 2012

The following table provides guidance for fiscal year 2012:

Sales growth	13% – 15%
Identical store sales growth	6.5% – 8.5%
Diluted earnings per share	$2.21 – $2.26
Diluted earnings per share growth	15% – 17%
Weighted average square footage growth	7% – 8%

Fiscal year 2012 will be a 53-week year, with the extra week falling in the fourth fiscal quarter. The Company estimates the impact on earnings from the extra week to be $0.06 per share. On a 52-week to 52-week basis, the company expects total sales growth of 11% to 13% and earnings per share growth of 12% to 14%.

The Company expects capital expenditures for fiscal year 2012 to be in the range of approximately $410 million to $460 million, which includes the opening of 24 to 27 new stores. The Company is committed to producing cash flows from operations in excess of its capital expenditure requirements on an annual basis, including sufficient cash flow to fund the 62 stores in its current development pipeline.

Results of Operations

The following table sets forth our statements of operations data expressed as a percentage of total sales for the fiscal years indicated:

	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.0	65.2	65.7
Gross profit	35.0	34.8	34.3
Direct store expenses	26.0	26.4	26.7
General and administrative expenses	3.1	3.0	3.0
Pre-opening expenses	0.4	0.4	0.6
Relocation, store closure and lease termination costs	0.1	0.1	0.4
Operating income	5.4	4.9	3.5
Interest expense	—	(0.4)	(0.5)
Investment and other income	0.1	0.1	—
Income before income taxes	5.5	4.6	3.1
Provision for income taxes	2.1	1.8	1.3
Net income	3.4	2.7	1.8
Preferred stock dividends	—	0.1	0.3
Income available to common shareholders	3.4%	2.7%	1.5%

Figures may not sum due to rounding.

Sales

Sales totaled approximately $10.11 billion, $9.01 billion and $8.03 billion in fiscal years 2011, 2010 and 2009, respectively, representing increases of 12.2%, 12.1% and 1.0% over the previous fiscal years, respectively. Comparable store sales increased approximately 8.5% and 7.1% in fiscal years 2011 and 2010, respectively, and decreased approximately 3.1% in fiscal year 2009. Identical store sales increased approximately 8.4% and 6.5% in fiscal years 2011 and 2010, respectively, and decreased approximately 4.3% in fiscal year 2009. As of September 25, 2011, there were 298 locations in the comparable store base. Identical store sales in fiscal years 2011, 2010 and 2009 exclude from the comparable calculation 6, 6 and 12 store relocations, respectively, and 1, 2 and 3 remodels with major expansions, respectively, during portions of each fiscal year.

The number of stores open or acquired 52 weeks or less equaled 18, 18 and 15 at the end of fiscal years 2011, 2010 and 2009, respectively. The sales increase contributed by stores open or acquired within 52 weeks or less totaled approximately $222.0 million, $251.8 million and $234.8 million for fiscal years 2011, 2010 and 2009, respectively.

We believe our efforts around value and differentiation continue to be a significant contributor to our momentum. Our customers have shifted their buying toward branded and organic products, higher priced tiers, and to several discretionary categories. With the return of inflation, we are seeing our identical store sales breakout move toward our historical pattern of approximately 60% transaction count and 40% basket size. During fiscal year 2011, our transaction count in identical stores increased 5.7%, an acceleration from the 5.1% increase we experienced in fiscal year 2010. During fiscal year 2011, our basket size increased 2.4% compared to the 1.1% increase for fiscal year 2010, primarily driven by higher average prices per item as we selectively passed through some product cost increases and continued to see signs of customers trading up.

Gross Profit

Gross profit totaled approximately $3.54 billion, $3.14 billion and $2.76 billion in fiscal years 2011, 2010 and 2009, respectively. Net LIFO inventory reserves increased approximately $10.3 million in fiscal year 2011, due primarily to inflation in product cost compared to a decrease in net LIFO inventory reserves of approximately $7.7 million and $5.6 million in fiscal years 2010 and 2009, respectively, due primarily to lower average inventory balances and net deflation in product costs. Despite the 19 basis point impact from the LIFO charge, the Company maintained healthy gross margins by balancing rising product costs while maintaining our relative value position. During fiscal years 2010 and 2009, the Company realized sequentially lower cost of goods sold by taking advantage of buying opportunities and improving our distribution, shrink control and inventory management.

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

Direct Store Expenses

Direct store expenses totaled approximately $2.63 billion, $2.38 billion and $2.15 billion in fiscal years 2011, 2010 and 2009, respectively. The 38 basis point decrease in direct store expenses as a percentage of sales in fiscal year 2011 primarily reflects leverage of 28 basis points in wages and 19 basis points in depreciation expense, partially offset by an increase in costs, including worker’s compensation expense of 5 basis points as a percentage of sales. During fiscal year 2010, the 34 basis point decrease in direct store expenses as a percentage of sales was primarily driven by an 18 basis point leverage in depreciation expense as a percentage of sales and a decrease in asset impairment charges related to ongoing locations of 17 basis points as a percentage of sales.

General and Administrative Expenses

General and administrative expenses totaled approximately $310.9 million, $272.4 million and $243.7 million in fiscal years 2011, 2010 and 2009, respectively. The increase in general and administrative expenses as a percentage of sales during fiscal year 2011 was primarily driven by higher wages, including wage costs associated with new strategic initiatives, totaling six basis points as a percentage of sales. General and administrative expenses for fiscal year 2010 include share-based payment costs related to restricted common stock grants of approximately $4.2 million. General and administrative expenses for fiscal years 2010 and 2009 include FTC-related legal costs totaling approximately $2.5 million and $14.7 million, respectively.

Pre-opening Expenses

Pre-opening expenses totaled approximately $40.9 million, $38.0 million and $49.2 million in fiscal years 2011, 2010 and 2009, respectively. The Company opened 18, 16 and 15 new store locations during fiscal years 2011, 2010 and 2009, respectively. Average pre-opening expense per new store, including pre-opening rent, totaled approximately $2.5 million, $2.6 million and $3.0 million in fiscal years 2011, 2010 and 2009, respectively.

Relocation, Store Closure and Lease Termination Costs

Relocation, store closure and lease termination costs totaled approximately $8.3 million, $11.2 million and $31.2 million in fiscal years 2011, 2010 and 2009, respectively. The Company relocated or closed six, one and six store locations during fiscal years 2011, 2010 and 2009, respectively. Relocation, store closure and lease termination costs for fiscal years 2011, 2010 and 2009 include charges totaling approximately $1.6 million, $6.9 million and $9.5 million, respectively, to increase store closure reserves for increased estimated net lease obligations for closed stores. During fiscal year 2010, the Company recorded a gain totaling approximately $3.2 million related to the sale of a non-operating property. The Company recorded a charge totaling approximately $4.8 million in fiscal year 2009 to adjust the carrying value of leases and fixed assets to fair value relating to the potential sale of certain operating locations as part of the Federal Trade Commission (“FTC”) settlement agreement.

Interest Expense

Interest expense, net of amounts capitalized, was approximately $3.9 million, $33.0 million and $36.9 million in fiscal years 2011, 2010 and 2009, respectively. Interest expense for fiscal years 2011, 2010 and 2009 consists principally of interest expense on the term loan we entered into to finance the acquisition of Wild Oats Markets. The reductions in net interest expense are primarily due to the repayment of $490 million and $210 million of the term loan during fiscal years 2011 and 2010, respectively. The Company had no amounts outstanding on its revolving line of credit at September 25, 2011 or September 26, 2010.

Investment and Other Income

Investment and other income includes interest income, investment gains and losses, rental income and other income totaling approximately $8.0 million, $6.9 million and $3.4 million in fiscal years 2011, 2010 and 2009, respectively. The Company held higher average investment balances during fiscal years 2011 and 2010.

Income Taxes

Income taxes resulted in an effective tax rate of approximately 37.9%, 40.3% and 41.5% in fiscal years 2011, 2010 and 2009, respectively. The lower effective tax rate for fiscal year 2011 resulted primarily from the savings realized as a result of certain initiatives and investments.

Share-Based Payments

Share-based payment expense before income taxes recognized during fiscal years 2011, 2010 and 2009 totaled approximately $27.3 million, $22.9 million and $12.8 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in thousands):

	2011	2010	2009
Cost of goods sold and occupancy costs	$1,396	$862	$439
Direct store expenses	14,121	10,140	7,152
General and administrative expenses	11,742	11,892	5,204
Share-based payment expense before income taxes	27,259	22,894	12,795
Income tax benefit	(10,072)	(9,170)	(5,222)
Net share-based payment expense	$17,187	$13,724	$7,573

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and short-term investments for the fiscal years indicated (in thousands):

	2011	2010
Cash and cash equivalents	$212,004	$131,996
Short-term investments — available-for-sale securities	442,320	329,738
Restricted cash	91,956	86,802
Total	$746,280	$548,536

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $52.8 million and $96.1 million at September 25, 2011 and September 26, 2010, respectively.

We generated cash flows from operating activities of approximately $754.8 million, $585.3 million and $587.7 million in fiscal years 2011, 2010 and 2009, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $450.7 million, $715.4 million and $386.3 million for fiscal years 2011, 2010 and 2009, respectively. Net purchases of available-for-sale securities totaled approximately $73.1 million and $425.6 million for fiscal years 2011 and 2010, respectively. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal years 2011, 2010 and 2009 totaled approximately $365.0 million, $256.8 million and $314.6 million, respectively, of which approximately $203.5 million, $171.4 million and $248.0 million, respectively, was for new store development and approximately $161.5 million, $85.4 million and $66.6 million, respectively, was for remodels and other property and equipment expenditures. The following table provides information about the Company’s store development activities:

			Stores opened	Properties	Total
	Stores opened	Stores opened	during fiscal	tendered	leases signed
	during fiscal	during fiscal	year 2012 as of	as of	as of
	year 2010	year 2011	Nov. 2, 2011	Nov. 2, 2011	Nov. 2, 2011(1)
Number of stores (including relocations)	16	18	5	16	62
Number of relocations	—	6	—	2	7
New areas	4	—	1	4	19
Average store size (gross square feet)	42,600	39,400	35,900	35,200	35,300
Total square footage	682,200	708,700	179,700	562,700	2,192,000
Average tender period in months	10.9	12.5
Average pre-opening expense per store	$2.6 million	$2.5 million
Average pre-opening rent per store	$1.2 million	$1.2 million

(1) Includes leased properties tendered

The following table provides information about the Company’s estimated store openings for fiscal years 2012 and 2013.

	Estimated		Average new store	Ending square
	openings	Relocations	square footage	footage growth
Fiscal year 2012	24 – 27	1 – 2	35,000	7% – 8%
Fiscal year 2013	28 – 32	2 – 3	35,000	7% – 8%

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 62 stores in our development pipeline.

Over the long term, the Company considers 1,000 stores to be a reasonable indication of its market opportunity in the United States as the Whole Foods Market brand continues to strengthen, consumer demand for natural and organic products continues to increase, and the Company’s flexibility on new store size opens up additional market opportunities. The Company believes Canada and the United Kingdom hold great promise as well.

Net cash used in financing activities totaled approximately $223.6 million and $168.9 million in fiscal years 2011 and 2010, respectively. Net cash provided by financing activities totaled approximately $199.5 million in fiscal year 2009. Proceeds from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $296.7 million, $47.0 million and $4.3 million in fiscal years 2011, 2010 and 2009, respectively.

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. During fiscal year 2010, the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement. During fiscal year 2011, the Company repaid the $490 million outstanding balance on the term loan.

The Company also has outstanding a $350 million revolving line of credit, which is secured by a pledge of substantially all of the stock in our subsidiaries, that extends to August 2012. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 25, 2011, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the alternative base rate (“ABR”) plus an applicable margin, currently 0.375%, or LIBOR plus an applicable margin, currently 1.375%, based on the Company’s S&P rating. The participating banks hold security interests in certain of the Company’s assets to collateralize amounts outstanding under the revolving credit facility. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. No amounts were drawn under this agreement at September 25, 2011 and September 26, 2010. The amount available to the Company under the agreement was effectively reduced to $348.6 million and $342.9 million by outstanding letters of credit totaling approximately $1.4 million and $7.1 million at September 25, 2011 and September 26, 2010, respectively.

We had outstanding convertible subordinated debentures which had a carrying amount of approximately $2.7 million at September 28, 2008. In fiscal year 2009, the Company redeemed all remaining debentures at a redemption price equal to the issue price plus accrued original issue discount totaling approximately $2.7 million.

On December 8, 2010, the Company’s Board of Directors reinstated a $0.10 quarterly cash dividend to shareholders. During fiscal year 2011 the Company made three quarterly dividend payments to shareholders totaling approximately $52.6 million. Following is a summary of dividends declared on common shares in fiscal year 2011 (in thousands, except per share amounts):

Date of	Dividend per	Date of	Date of	Total
declaration	common share	record	payment	amount
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572
June 7, 2011	0.10	June 24, 2011	July 5, 2011	17,700
September 8, 2011	0.10	September 19, 2011	September 29, 2011	17,827	(1)

(1) Dividend accrued at September 25, 2011

On November 2, 2011, the Company’s Board of Directors announced a 40% increase in the Company’s quarterly dividend to $0.14 per common share. The Company will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

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

On November 2, 2011, the Company’s Board of Directors authorized a new share repurchase program in the amount of $200 million through November 1, 2013. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations, and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The Company is committed under certain capital leases for rental of equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2012 to 2054.

The following table shows payments due by period on contractual obligations as of September 25, 2011 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Capital lease obligations (including interest)	$34,971	$2,100	$4,174	$4,169	$24,528
Operating lease obligations(1)	6,370,761	319,519	704,457	734,301	4,612,484
Total	$6,405,732	$321,619	$708,631	$738,470	$4,637,012

(1)Amounts exclude taxes, insurance and other related expenses.

At September 25, 2011, the Company had gross unrecognized tax benefits totaling approximately $9.8 million including interest and penalties. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 25, 2011, the Company does not expect tax audit resolutions will reduce its unrecognized tax benefits in the next 12 months.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in decreases in cash and cash equivalents totaling approximately $0.6 million and $1.3 million for fiscal years 2011 and 2009 and resulted in an increase in cash and cash equivalents totaling approximately $0.9 million for fiscal year 2010, reflecting the relative strengthening and weakening of the Canadian and United Kingdom currencies compared to the U.S. dollar during these periods.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at September 25, 2011 consist of operating leases disclosed in the above contractual obligations table and the undrawn portion of our revolving credit facility discussed in Note 8 to the consolidated financial statements, “Long-Term Debt,” in “Item 8. Financial Statements and Supplementary Data.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 92.3% and 93.9% of inventories at September 25, 2011 and September 26, 2010, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $29.7 million and $19.4 million at September 25, 2011 and September 26, 2010, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost is determined using the item cost method and the retail method for inventories. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins.

Our cost-to-retail ratios contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory mix, inventory spoilage and inventory shrink. Because of the significance of the judgments and estimation processes, it is possible that different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% difference in our cost-to-retail ratios at September 25, 2011 would have affected net income by approximately $0.7 million for fiscal year 2011.

Goodwill and Intangible Assets

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually during the Company’s fourth fiscal quarter, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. If it is more likely than not, we compare our fair value, which is determined utilizing both a market value method and discounted projected future cash flows, to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

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

Derivative Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The company does not use financial instruments or derivatives for any trading or other speculative purposes. Hedge effectiveness is measured by comparing the change in fair value of the hedged item to the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge is recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income (loss)” in the periods where applicable. Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded on the Consolidated Statements of Operations under the caption “Interest expense.”

During fiscal year 2008, the Company entered into a three-year interest rate swap agreement with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan, obtained to finance the acquisition of Wild Oats Markets, at 4.718%, excluding the applicable margin and associated fess. The interest rate swap was designated as a cash flow hedge. The swap agreement expired during the first quarter of fiscal year 2011.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance and self-insured liabilities at September 25, 2011 would have affected net income by approximately $6.8 million for fiscal year 2011.

Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining non-cancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from six months to 18 years. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our closed property reserves at September 25, 2011 would have affected net income by a maximum of approximately $2.8 million for fiscal year 2011. Any reductions in reserves for closed properties established as part of the Wild Oats Markets acquisition will be applied against goodwill and will not impact earnings.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our share-based payment expense would have affected net income by approximately $1.7 million for fiscal year 2011.

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

The Company holds money market fund investments that are classified as cash equivalents and restricted cash. We had cash equivalent investments and restricted cash investments totaling approximately $75.9 million and $92.0 million, respectively, at September 25, 2011. Cash equivalent investments and restricted cash investments totaled approximately $25.8 million and $86.6 million, respectively, at September 26, 2010. These investments are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal year 2011 and 2010, a hypothetical 10% increase or decrease in interest rates would not have materially affected our consolidated financial statements.

The Company also holds available-for-sale securities that are classified as short-term and long-term investments generally consisting of state and local municipal obligations. We had short-term investments totaling approximately $442.3 million and long-term investments totaling approximately $52.8 million at September 25, 2011. Short-term investments totaled approximately $329.7 million and long-term investments totaled approximately $96.1 million at September 26, 2010. These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal years 2011 and 2010, a hypothetical 10% increase or decrease in interest rates would have resulted in an increase or decrease in interest income earned on these investments of approximately $0.9 million and $0.2 million, respectively.

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk. We own and operate seven stores in Canada and five stores in the United Kingdom. Sales made from the Canadian and United Kingdom stores are made in exchange for Canadian dollars and Great Britain pounds, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At September 25, 2011, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound would not have materially affected our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Index to Consolidated Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm	31
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	32
Consolidated Balance Sheets at September 25, 2011, and September 26, 2010	33
Consolidated Statements of Operations for the fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009	34
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009	35
Consolidated Statements of Cash Flows for the fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009	36
Notes to Consolidated Financial Statements	37

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. as of September 25, 2011 and September 26, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 25, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 25, 2011 and September 26, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 25, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whole Foods Market, Inc.’s internal control over financial reporting as of September 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

November 23, 2011

Whole Foods Market, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Whole Foods Market, Inc.

We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 25, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 25, 2011 and September 26, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 25, 2011 of Whole Foods Market, Inc. and our report dated November 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

November 23, 2011

Whole Foods Market, Inc.

Consolidated Balance Sheets

(In thousands)

September 25, 2011 and September 26, 2010

Assets	2011	2010
Current assets:
Cash and cash equivalents	$212,004	$131,996
Short-term investments — available-for-sale securities	442,320	329,738
Restricted cash	91,956	86,802
Accounts receivable	175,310	133,346
Merchandise inventories	336,799	323,487
Prepaid expenses and other current assets	73,579	54,686
Deferred income taxes	121,176	101,464
Total current assets	1,453,144	1,161,519
Property and equipment, net of accumulated depreciation and amortization	1,997,212	1,886,130
Long-term investments — available-for-sale securities	52,815	96,146
Goodwill	662,938	665,224
Intangible assets, net of accumulated amortization	67,234	69,064
Deferred income taxes	50,148	99,156
Other assets	8,584	9,301
Total assets	$4,292,075	$3,986,540

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$466	$410
Accounts payable	236,913	213,212
Accrued payroll, bonus and other benefits due team members	281,587	244,427
Dividends payable	17,827	—
Other current liabilities	342,568	289,823
Total current liabilities	879,361	747,872
Long-term debt and capital lease obligations, less current installments	17,439	508,288
Deferred lease liabilities	353,776	294,291
Other long-term liabilities	50,194	62,831
Total liabilities	1,300,770	1,613,282

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 178,886 and 172,033 shares issued and outstanding at 2011 and 2010, respectively	2,120,972	1,773,897
Accumulated other comprehensive income (loss)	(164)	791
Retained earnings	870,497	598,570
Total shareholders’ equity	2,991,305	2,373,258
Commitments and contingencies
Total liabilities and shareholders’ equity	$4,292,075	$3,986,540

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

Fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009

	2011	2010	2009
Sales	$10,107,787	$9,005,794	$8,031,620
Cost of goods sold and occupancy costs	6,571,238	5,869,519	5,276,493
Gross profit	3,536,549	3,136,275	2,755,127
Direct store expenses	2,628,811	2,376,590	2,146,626
General and administrative expenses	310,920	272,449	243,749
Pre-opening expenses	40,852	38,044	49,218
Relocation, store closure and lease termination costs	8,346	11,217	31,185
Operating income	547,620	437,975	284,349
Interest expense	(3,882)	(33,048)	(36,856)
Investment and other income	7,974	6,854	3,449
Income before income taxes	551,712	411,781	250,942
Provision for income taxes	209,100	165,948	104,138
Net income	342,612	245,833	146,804
Preferred stock dividends	—	5,478	28,050
Income available to common shareholders	$342,612	$240,355	$118,754

Basic earnings per share	$1.96	$1.45	$0.85
Weighted average shares outstanding	175,221	166,244	140,414

Diluted earnings per share	$1.93	$1.43	$0.85
Weighted average shares outstanding, diluted basis	177,279	171,710	140,414

Dividends declared per common share	$0.40	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands, except per share amounts)

Fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009

			Accumulated other		Total
	Shares	Common	comprehensive	Retained	shareholders’
	outstanding	stock	income (loss)	earnings	equity
Balances at September 28, 2008	140,286	$1,266,141	$422	$239,461	$1,506,024
Net income	—	—	—	146,804	146,804
Foreign currency translation adjustments	—	—	(8,748)	—	(8,748)
Reclassification adjustments for amounts included in net income	—	—	8,440	—	8,440
Change in unrealized losses, net of income taxes	—	—	(13,481)	—	(13,481)
Comprehensive income					133,015
Redeemable preferred stock dividends	—	—	—	(28,050)	(28,050)
Issuance of common stock pursuant to team member stock plans	256	4,286	—	—	4,286
Excess tax benefit related to exercise of team member stock options	—	54	—	—	54
Share-based payment expense	—	12,795	—	—	12,795
Other	—	(248)	—	—	(248)
Balances at September 27, 2009	140,542	1,283,028	(13,367)	358,215	1,627,876
Net income	—	—	—	245,833	245,833
Foreign currency translation adjustments	—	—	1,564	—	1,564
Reclassification adjustments for amounts included in net income	—	—	12,943	—	12,943
Change in unrealized losses, net of income taxes	—	—	(349)	—	(349)
Comprehensive income					259,991
Redeemable preferred stock dividends	358	5,195	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	413,052
Issuance of common stock pursuant to team member stock plans	1,822	47,020	—	—	47,020
Excess tax benefit related to exercise of team member stock options	—	2,708	—	—	2,708
Share-based payment expense	—	22,894	—	—	22,894
Balances at September 26, 2010	172,033	1,773,897	791	598,570	2,373,258
Net income	—	—	—	342,612	342,612
Foreign currency translation adjustments	—	—	(1,209)	—	(1,209)
Reclassification adjustments for amounts included in net income	—	—	245	—	245
Change in unrealized gains, net of income taxes	—	—	9	—	9
Comprehensive income					341,657
Dividends ($0.40 per common share)	—	—	—	(70,447)	(70,447)
Issuance of common stock pursuant to team member stock plans	6,857	301,591	—	—	301,591
Excess tax benefit related to exercise of team member stock options	—	18,225	—	—	18,225
Share-based payment expense	—	27,259	—	—	27,259
Other	(4)	—	—	(238)	(238)
Balances at September 25, 2011	178,886	$2,120,972	$(164)	$870,497	$2,991,305

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009

	2011	2010	2009
Cash flows from operating activities
Net income	$342,612	$245,833	$146,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,109	275,589	266,695
Loss (gain) on disposition of fixed assets	2,228	(170)	3,012
Impairment of long-lived assets	1,317	2,237	24,508
Share-based payment expense	27,259	22,894	12,795
LIFO expense (benefit)	10,250	(7,670)	(5,598)
Deferred income tax expense (benefit)	19,540	(33,534)	14,076
Excess tax benefit related to exercise of team member stock options	(22,741)	(2,982)	(42)
Deferred lease liabilities	53,381	39,636	48,029
Other	5,713	(2,371)	2,800
Net change in current assets and liabilities:
Accounts receivable	(35,422)	(28,447)	10,408
Merchandise inventories	(23,267)	(3,048)	21,732
Prepaid expenses and other current assets	(18,987)	(1,640)	21,415
Accounts payable	23,768	23,454	6,527
Accrued payroll, bonus and other benefits due team members	37,204	36,133	11,985
Other current liabilities	53,831	20,030	14,696
Net change in other long-term liabilities	(8,950)	(659)	(12,121)
Net cash provided by operating activities	754,845	585,285	587,721
Cash flows from investing activities
Development costs of new locations	(203,457)	(171,379)	(247,999)
Other property and equipment expenditures	(161,507)	(85,414)	(66,616)
Purchase of available-for-sale securities	(1,228,920)	(1,072,243)	—
Sale of available-for-sale securities	1,155,795	646,594	—
Increase in restricted cash	(5,154)	(15,779)	(70,406)
Acquisition of intangible assets	(5,157)	(1,837)	(1,604)
Payment for purchase of acquired entities, net of cash acquired	(1,972)	(14,470)	—
Other investing activities	(352)	(878)	342
Net cash used in investing activities	(450,724)	(715,406)	(386,283)
Cash flows from financing activities
Common stock dividends paid	(52,620)	—	—
Preferred stock dividends paid	—	(8,500)	(19,833)
Issuance of common stock	296,719	46,962	4,286
Excess tax benefit related to exercise of team member stock options	22,741	2,982	42
Proceeds from issuance of redeemable preferred stock, net	—	—	413,052
Proceeds from long-term borrowings	—	—	123,000
Payments on long-term debt and capital lease obligations	(490,394)	(210,350)	(318,370)
Other financing activities	—	—	(2,722)
Net cash provided by (used in) financing activities	(223,554)	(168,906)	199,455
Effect of exchange rate changes on cash and cash equivalents	(559)	893	(1,297)
Net change in cash and cash equivalents	80,008	(298,134)	399,596
Cash and cash equivalents at beginning of year	131,996	430,130	30,534
Cash and cash equivalents at end of year	$212,004	$131,996	$430,130

Supplemental disclosure of cash flow information:
Interest paid	$15,837	$39,156	$43,685
Federal and state income taxes paid	$192,485	$193,044	$69,701
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$—	$418,247	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.

Notes to Consolidated Financial Statements

Fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009

(1) Description of Business

Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) own and operate the largest chain of natural and organic foods supermarkets. The Company’s mission is to promote vitality and well-being for all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 31 years. As of September 25, 2011, we operated 311stores: 299 stores in 38 U.S. states and the District of Columbia; seven stores in Canada; and five stores in the United Kingdom.

The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of annual percentage sales and net long-lived assets by geographic area:

	2011	2010	2009
Sales:
United States	96.9%	97.0%	97.2%
Canada and United Kingdom	3.1	3.0	2.8
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	95.9%	96.6%	96.5%
Canada and United Kingdom	4.1	3.4	3.5
Total long-lived assets, net	100.0%	100.0%	100.0%

The following is a summary of annual percentage sales by product category:

	2011	2010	2009
Non-perishables	33.2%	33.5%	33.8%
Prepared foods and bakery	18.8	18.8	19.1
Other perishables	48.0	47.7	47.1
Total sales	100.0%	100.0%	100.0%

(2) Summary of Significant Accounting Policies

Definition of Fiscal Year

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2011, 2010 and 2009 were 52-week years.

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

Accounts Receivable

Accounts receivable are shown net of related allowances and consist primarily of credit card receivables, occupancy-related receivables, customer purchases and vendor receivables. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method and totaled approximately $2.2 million in both fiscal year 2011 and 2010.

Inventories

The Company values inventories at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 92.3% and 93.9% of inventories in fiscal years 2011 and 2010, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $29.7 million and $19.4 million at September 25, 2011 and September 26, 2010, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method.

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. The Company provides depreciation of equipment over the estimated useful lives (generally 3 to 15 years) using the straight-line method, and provides amortization of leasehold improvements and real estate assets under capital leases on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company’s option if exercise of the option is determined to be reasonably assured. The Company provides depreciation of buildings over the estimated useful lives (generally 20 to 30 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. The Company recognizes a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred. Repair and maintenance costs are expensed as incurred. Interest costs on significant projects constructed or developed for the Company’s own use are capitalized as a separate component of the asset. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

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

Goodwill and Intangible Assets

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually during the Company’s fourth fiscal quarter, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” which amends Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” The amended guidance simplifies how entities test for goodwill impairment. The amendments permit an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test is necessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to early adopt this update effective for its impairment test for the fiscal year ended September 25, 2011.

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, patents, liquor licenses, license agreements, noncompetition agreements, and debt issuance costs. Indefinite-lived intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. The Company amortizes definite-lived intangible assets on a straight-line basis over the period the intangible asset is expected to generate cash flows, generally the life of the related agreement. Currently, the weighted average life is approximately 18 years for contract-based intangible assets, and approximately one year for marketing-related and other identifiable intangible assets.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company impairs assets related to an operating location, a charge to write down the related assets is included in the “Direct store expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets to their estimated recoverable value is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

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

The Company holds money market fund investments that are classified as cash equivalents or restricted cash that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. Investments are stated at fair value, based on quoted prices in active markets for identical assets, with unrealized gains and losses included as a component of shareholders’ equity until realized. Available-for-sale securities generally consist of state and local municipal obligations and variable rate demand notes which hold high credit ratings. These instruments are valued using a series of multi-dimensional relational models and series of matrices with standard inputs obtained from readily available pricing sources and other observable market data, such as benchmark yields and base spread. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged against net earnings.

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

Derivative Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates. All derivative financial instruments are recorded on the balance sheet at their respective fair value. The company does not use financial instruments or derivatives for any trading or other speculative purposes. Hedge effectiveness is measured by comparing the change in fair value of the hedged item to the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge is recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income (loss)” in the periods where applicable. Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded on the Consolidated Statements of Operations under the caption “Interest expense.”

Insurance and Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company had insurance liabilities totaling approximately $109.4 million and $101.1 million at September 25, 2011 and September 26, 2010, respectively, included in the “Other current liabilities” line item on the Consolidated Balance Sheets.

Reserves for Closed Properties

The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from 6 months to 18 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold includes cost of inventory sold during the period (net of discounts and allowances), distribution and food preparation costs, and shipping and handling costs. The Company receives various rebates from third party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are calculated based on actual purchase volumes. Volume discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance costs, and property insurance. Our largest supplier, United Natural Foods, Inc., accounted for approximately 31%, 27% and 28% of our total purchases in fiscal years 2011, 2010 and 2009, respectively.

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefits costs, supplies, depreciation, community marketing and other store-specific costs. Advertising and marketing expense for fiscal years 2011, 2010 and 2009 was approximately $43.2 million, $37.9 million and $32.9 million, respectively. Advertising costs are charged to expense as incurred.

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits costs, occupancy and other related costs associated with corporate and regional administrative support services.

Pre-opening Expenses

Pre-opening expenses include rent expense incurred during construction of new facilities and costs related to new location openings, including costs associated with hiring and training personnel, smallwares, supplies and other miscellaneous costs. Rent expense is generally incurred approximately one year prior to a store’s opening date. Other pre-opening expenses are incurred primarily in the 60 days prior to a new store opening. Pre-opening costs are expensed as incurred.

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

Share-Based Payments

The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven, or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. The Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a three-month period.

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

All full-time team members with a minimum of 400 hours of service may purchase our common stock through payroll deductions under the Company’s Team Member Stock Purchase Plan (“TMSPP”). The TMSPP provides for a 5% discount on the shares’ purchase date market value which meets the share-based payment, “Safe Harbor” provisions, and therefore is non-compensatory. As a result, no compensation expense is recognized for our team member stock purchase plan.

Income Taxes

The Company recognizes deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. The Company may recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained by the taxing authorities based on technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. The Company believes that its tax positions are consistent with applicable tax law, but certain positions may be challenged by taxing authorities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

Treasury Stock

Under the Company’s stock repurchase program, the Company could repurchase shares of the Company’s common stock on the open market that are held in treasury at cost. The subsequent retirement of treasury stock is recorded as a reduction in retained earnings at cost. The Company’s common stock has no par value.

Earnings per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the fiscal period. Net income available to common shareholders in fiscal years 2010 and 2009 is calculated using the two-class method, which is an earnings allocation method for computing earnings per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The application of the two-class method was required since the Company’s redeemable preferred shares contained a participation feature.

Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding as a result of the conversion of convertible debt, dilutive options, and redeemable preferred stock.

Comprehensive Income

Comprehensive income consists of: net income; unrealized gains and losses on marketable securities; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes. Comprehensive income is reflected in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Foreign Currency Translation

The Company’s Canadian and United Kingdom operations use their local currency as their functional currency. Foreign currency transaction gains and losses related to Canadian intercompany operations are charged to net income in the period incurred. The Company recognized foreign currency expense totaling approximately $0.4 million, $0.2 million and $0.9 million in fiscal years 2011, 2010 and 2009, respectively. Intercompany transaction gains and losses associated with our United Kingdom operations are excluded from the determination of net income since these transactions are considered long-term investments in nature. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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

(3) Investments

The Company had money market fund investments that are classified as short-term cash equivalent investments and restricted cash investments totaling approximately $75.9 million and $92.0 million at September 25, 2011, compared to approximately $25.8 million and $86.6 million at September 26, 2010, respectively.

At September 25, 2011, the Company also had available-for-sale securities, generally consisting of state and local muncipal obligations, totaling approximately $495.1 million, of which approximately $442.3 million were classified as short term, compared to approximately $425.9 million at September 26 2010, of which approximately $329.7 were classified as short term. At September 25, 2011, the average effective maturity of the Company’s short-term and long-term investments was approximately 4 months and 15 months, respectively, compared to approximately 3 months and 17 months, respectively, at September 26, 2010.

(4) Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

September 25, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$59,157	$—	$—	$59,157
Municipal bonds	—	3,791	—	3,791
Commercial paper	—	12,998	—	12,998
Restricted cash:
Money market fund	91,956	—	—	91,956
Marketable securities — available-for-sale:
Municipal bonds	—	316,662	—	316,662
Corporate bonds	—	5,361	—	5,361
Commercial paper	—	67,964	—	67,964
Variable rate demand notes	—	105,148	—	105,148
Total	$151,113	$511,924	$—	$663,037

September 26, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$7,031	$—	$—	$7,031
Commercial paper	—	18,726	—	18,726
Restricted cash:
Money market fund	86,606	—	—	86,606
Marketable securities — available-for-sale:
Municipal bonds	—	216,344	—	216,344
Variable rate demand notes	—	209,540	—	209,540
Total	$93,637	$444,610	$—	$538,247

The Company previously classified all of its cash equivalents and available-for-sale securities as using Level 1 inputs. The Company has determined that the pricing methods for certain of these investments use significant other observable inputs. Accordingly, such investments held in prior periods have been reclassified to Level 2 to conform to the current year presentation. The reclassification had no impact on the fair value of investments in any of the periods presented.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value adjustments, based on hierarchy input Level 3, were included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in thousands):

	2011	2010	2009
Direct store expenses	$1,161	$1,261	$14,827
Relocation, store closure and lease termination costs	156	976	9,681
Total impairment of long-lived assets	$1,317	$2,237	$24,508

The Company recorded fair value adjustments totaling approximately $1.3 million, $2.2 million and $19.1 million during fiscal years 2011, 2010 and 2009, respectively, reducing the carrying value of related property and equipment to zero. During fiscal year 2009, total long-lived asset impairment charges also included approximately $5.3 million related to locations included in the FTC settlement, reducing the carrying value to fair value.

(5) Property and Equipment

Balances of major classes of property and equipment are as follows (in thousands):

	2011	2010
Land	$48,928	$48,928
Buildings and leasehold improvements	1,958,612	1,863,259
Capitalized real estate leases	24,262	24,874
Fixtures and equipment	1,398,778	1,240,303
Construction in progress and equipment not yet in service	188,844	120,845
	3,619,424	3,298,209
Less accumulated depreciation and amortization	(1,622,212)	(1,412,079)
	$1,997,212	$1,886,130

Depreciation and amortization expense related to property and equipment totaled approximately $274.4 million, $265.1 million and $255.3 million for fiscal years 2011, 2010 and 2009, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $5.6 million and $7.8 million at September 25, 2011 and September 26, 2010, respectively. Property and equipment includes approximately $2.6 million, $3.8 million and $5.2 million of interest capitalized during fiscal years 2011, 2010 and 2009, respectively. Development costs of new locations totaled approximately $203.5 million, $171.4 million and $248.0 million in fiscal years 2011, 2010 and 2009, respectively. Construction accruals related to development sites, remodels, and expansions were included in the “Other current liabilities” line item on the Consolidated Balance Sheets and totaled approximately $57.9 million and $29.9 million at September 25, 2011 and September 26, 2010, respectively. During fiscal year 2010, the Company recorded a gain of approximately $3.2 million related to the sale of a non-operating property, which was included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

(6) Goodwill and Other Intangible Assets

The Company recorded goodwill totaling approximately $1.5 million, related to the acquisition of a specialty store, and approximately $9.5 million, related to the acquisition of two retail stores, during fiscal years 2011 and 2010, respectively. Additionally, the Company recorded goodwill adjustments of approximately $3.7 million and $2.6 million, related to actual exit costs of certain restructuring reserves, during fiscal years 2011 and 2010, respectively. There were no impairments of goodwill during fiscal years 2011, 2010 or 2009.

The components of intangible assets were as follows (in thousands):

	2011		2010
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
Indefinite-lived contract-based	$1,748	$—	$1,643	$—
Definite-lived contract-based	96,019	(31,660)	96,821	(30,706)
Definite-lived marketing-related and other	1,547	(420)	1,574	(268)
	$99,314	$(32,080)	$100,038	$(30,974)

The Company acquired definite-lived intangible assets totaling approximately $5.1 million and $1.9 million, consisting primarily of acquired leasehold rights, patent, and trade name during fiscal years 2011 and 2010, respectively. Amortization associated with intangible assets totaled approximately $6.8 million, $6.0 million and $7.9 million during fiscal years 2011, 2010 and 2009, respectively. Future amortization associated with the net carrying amount of intangible assets is estimated to be approximately as follows (in thousands):

Fiscal year 2012	$5,654
Fiscal year 2013	4,515
Fiscal year 2014	4,486
Fiscal year 2015	4,341
Fiscal year 2016	4,245
Future fiscal years	42,245
$65,486

(7) Reserves for Closed Properties

Following is a summary of store closure reserve activity during the fiscal years indicated (in thousands):

	2011	2010
Beginning balance	$59,298	$69,228
Additions	4,706	5,236
Usage	(17,805)	(19,431)
Adjustments	(1,497)	4,265
Ending Balance	$44,702	$59,298

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. During fiscal year 2011, the Company recorded reserves totaling approximately $1.2 million related to three new closures. There were no additions to the store closure reserve related to new closures in fiscal year 2010. Usage included approximately $7.7 million and $6.6 million in termination fees related to certain idle properties, and approximately $10.1 million and $12.8 million in ongoing cash rental payments during fiscal years 2011 and 2010, respectively. During fiscal years 2011 and 2010, the Company recognized charges of approximately $1.6 million and $6.9 million, respectively, related to increases in reserves primarily due to changes in certain subtenant income estimates related to the continued depression in certain commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” Additionally, the Company recorded reserve adjustments of approximately $3.7 million and $2.6 million during fiscal years 2011 and 2010, respectively, offset to goodwill.

(8) Long-Term Debt

The Company has long-term debt and obligations under capital leases as follows (in thousands):

	2011	2010
Obligations under capital lease agreements, due in monthly installments through 2029	$17,905	$18,299
Cash flow hedge instrument	—	399
Term loan	—	490,000
Total long-term debt and capital lease obligations	17,905	508,698
Less current installments	(466)	(410)
Long-term debt and capital lease obligations, less current installments	$17,439	$508,288

The Company had outstanding a $700 million, five-year term loan agreement due in 2012, with an outstanding balance of $490 million at September 26, 2010. During fiscal year 2011, the Company repaid the balance of the term loan. The loan, which was secured by a pledge of substantially all of the stock in our subsidiaries, bore an interest rate at our option of the alternative base rate (“ABR”) plus an applicable margin or LIBOR plus an applicable margin.

The Company has outstanding a $350 million revolving line of credit that extends to August 2012. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of our subsidiaries. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement. At September 25, 2011, we were in compliance with all applicable debt covenants. All outstanding amounts borrowed under this agreement bear interest at our option of the ABR plus an applicable margin or LIBOR plus an applicable margin based on the Company’s S&P rating. Commitment fees on the undrawn amount, reduced by outstanding letters of credit, are payable under this agreement. No amounts were drawn under this agreement at September 25, 2011 and September 26, 2010. The amount available to the Company under the agreement was effectively reduced to $348.6 million and $342.9 million by outstanding letters of credit totaling approximately $1.4 million and $7.1 million at September 25, 2011 and September 26, 2010, respectively.

A summary of applicable interest rates as of the end of fiscal years 2011 and 2010 follows:

	2011	2010
Term loan agreement:
Variable interest rate, excluding applicable margin on non-swap portion of loan	—	0.533%
Interest rate swap fixed interest rate, excluding applicable margin	—	4.718%
Applicable margin — LIBOR, based on Moody’s and S&P ratings	—	1.500%
Applicable margin — ABR, based on Moody’s and S&P ratings	—	0.500%

Line of credit agreement:
Variable interest rate, excluding applicable margin	n/a	n/a
Applicable margin — LIBOR, based on Moody’s and/or S&P ratings	1.375%	1.625%
Applicable margin — ABR, based on Moody’s and/or S&P ratings	0.375%	0.625%
Commitment fee on undrawn amount	0.250%	0.325%

During fiscal year 2008, the Company entered into an interest rate swap agreement, which expired in October 2010, with a notional amount of $490 million to effectively fix the interest rate on $490 million of the term loan at 4.718%, excluding the applicable margin and associated fees, to help manage cash flow exposure related to interest rate fluctuations. The interest rate swap was designated as a cash flow hedge. Hedge ineffectiveness was not material during fiscal year 2011 or 2010. The carrying amount of the Company’s interest rate swap totaled approximately $0.4 million at September 26, 2010 and was included in the “Long-term debt and capital lease obligations, less current installments” line item on the Consolidated Balance Sheets. During fiscal years 2011 and 2010, the Company reclassified approximately $0.2 million and $21.7 million, respectively, from accumulated other comprehensive income related to ongoing interest payments that was included in the “Interest expense” line item on the Consolidated Statements of Operations.

(9) Leases

The Company is committed under certain capital leases for rental of certain equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2012 to 2054. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2011, 2010 and 2009 totaled approximately $321.6 million, $303.5 million and $281.9 million, respectively.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in thousands):

	Capital	Operating	Sublease
Fiscal year 2012	$2,100	$319,519	$7,253
Fiscal year 2013	2,075	344,367	6,711
Fiscal year 2014	2,099	360,090	5,691
Fiscal year 2015	2,170	366,323	4,351
Fiscal year 2016	1,999	367,978	3,714
Future fiscal years	24,528	4,612,484	11,494
	34,971	$6,370,761	$39,214
Less amounts representing interest	17,066
Net present value of capital lease obligations	17,905
Less current installments	(466)
Long-term capital lease obligations, less current installments	$17,439

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease.

During fiscal years 2011, 2010 and 2009, the Company paid contingent rentals totaling approximately $9.8 million, $9.5 million and $9.4 million, respectively. Sublease rental income totaled approximately $6.7 million, $7.2 million and $6.3 million during fiscal years 2011, 2010 and 2009, respectively.

(10) Income Taxes

Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2011	2010	2009
Current federal income tax	$144,840	$151,349	$64,680
Current state income tax	38,807	40,730	23,974
Current foreign income tax	5,092	4,172	1,536
Total current tax	188,739	196,251	90,190
Deferred federal income tax	21,130	(23,695)	15,347
Deferred state income tax	(334)	(6,572)	(1,258)
Deferred foreign income tax	(435)	(36)	(141)
Total deferred tax	20,361	(30,303)	13,948
Total income tax expense	$209,100	$165,948	$104,138

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2011	2010	2009
Federal income tax based on statutory rates	$193,099	$144,123	$87,780
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	—	—	967
Tax exempt interest	(923)	(369)	—
Share-based payment expense	(941)	(386)	33
Deductible state income taxes	(14,533)	(11,955)	(7,951)
Tax rate differential relating to foreign operations	(6,360)	(4,981)	(3,058)
Excess charitable contributions	(1,327)	—	—
Federal income tax credits	(3,897)	(703)	—
Other, net	852	1,924	2,256
Total federal income taxes	165,970	127,653	80,027
State income taxes	38,473	34,158	22,717
Foreign income taxes	4,657	4,137	1,394
Total income tax expense	$209,100	$165,948	$104,138

Current income taxes receivable totaled approximately $14.8 million at September 25, 2011 and current income taxes payable totaled approximately $10.7 million at September 26, 2010.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2011	2010
Deferred tax assets:
Compensation-related costs	$82,990	$88,729
Insurance-related costs	39,629	34,849
Inventories	2,200	2,827
Lease and other termination accruals	18,462	24,396
Rent differential	105,332	91,086
Deferred taxes associated with unrecognized tax benefit	2,918	3,555
Cash flow hedge instrument	—	154
Tax basis of fixed assets in excess of book basis	6,391	7,212
Net domestic and international operating loss carryforwards	15,627	16,405
Tax credit carryforwards	44	124
Other	1,837	—
Gross deferred tax assets	275,430	269,337
Valuation allowance	(23,007)	(24,682)
	252,423	244,655
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(76,571)	(34,862)
Capitalized costs expensed for tax purposes	(4,388)	(3,885)
Other	(140)	(5,288)
	(81,099)	(44,035)
Net deferred tax asset	$171,324	$200,620

Deferred taxes for continuing operations have been classified on the Consolidated Balance Sheets as follows (in thousands):

	2011	2010
Current assets	$121,176	$101,464
Noncurrent assets	50,148	99,156
Net deferred tax asset	$171,324	$200,620

At September 25, 2011, the Company had international operating loss carryforwards totaling approximately $62.4 million, all of which have an indefinite life. The Company provided a valuation allowance totaling approximately $23.0 million for deferred tax assets associated with international operating loss carryforwards, federal credit carryforwards, and deferred tax assets associated with unrecognized tax benefits, for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

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

At September 25, 2011, the Company had unrecognized tax benefits totaling approximately $6.4 million (not including accrued interest and penalties). The aggregate changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the two fiscal years ended September 25, 2011, is as follows (in thousands):

Balance at September 27, 2009	$13,198
Additions based on tax positions related to the current year	84
Additions for tax positions of prior years	1,059
Lapse of statute of limitations	(105)
Settlements	(3,494)
Balance at September 26, 2010	$10,742
Reductions for tax positions of prior years	(8)
Settlements	(4,288)
Balance at September 25, 2011	$6,446

The Company’s total gross unrecognized tax benefits are classified in the “Other long-term liabilities” line item on the Consolidated Balance Sheets. If the Company were to prevail on all unrecognized tax benefits recorded at September 25, 2011, the total gross unrecognized tax benefit totaling approximately $6.4 million would benefit the Company’s effective tax rate if recognized. In addition, associated penalties and interest previously recognized would also benefit the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. During the fiscal year ended September 25, 2011, we recorded approximately $0.5 million in interest and penalties. The Company had accrued approximately $3.4 million and $4.2 million for the payment of interest and penalties at September 25, 2011 and September 26, 2010, respectively.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in Canada and the United Kingdom. The IRS of the United States completed its examination of the Company’s federal tax returns for its fiscal years 2007 and 2008 during the fourth quarter of fiscal year 2011. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years before 2007 and is no longer subject to state and local income tax examinations for fiscal years before 2001.

Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 25, 2011, the Company does not expect tax audit resolutions will reduce its unrecognized tax benefits in the next 12 months.

(11) Redeemable Preferred Stock

During fiscal year 2009, the Company issued 425,000 shares of Series A 8% Redeemable, Convertible Exchangeable Participating Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”) to affiliates of Leonard Green & Partners, L.P., for approximately $413.1 million, net of approximately $11.9 million in closing and issuance costs. The Series A Preferred Stock was classified as temporary shareholders’ equity at September 27, 2009 since the shares were (i) redeemable at the option of the holder and (ii) had conditions for redemption which are not solely within the control of the Company. The holders of the Series A Preferred Stock were entitled to an 8% dividend, payable quarterly on the first day of each calendar quarter in cash. The Company paid cash dividends on the Series A Preferred Stock totaling $8.5 million during fiscal year 2010.

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

(12) Shareholders’ Equity

Dividends per Common Share

On December 8, 2010, the Company’s Board of Directors reinstated a quarterly cash dividend to shareholders of $0.10 per common share. During fiscal year 2011, the Company paid approximately $52.6 million in dividends to shareholders. On September 8, 2011, the Company’s Board of Directors declared a cash dividend to shareholders of $0.10 per common share, payable on September 29, 2011 to shareholders of record on September 19, 2011. Approximately $17.8 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at September 25, 2011.

Treasury Stock

During the first quarter of fiscal year 2010, the Company’s stock repurchase program, with approximately $200 million in remaining authorization, expired and was not renewed. Subsequent to fiscal year 2011, the Company’s Board of Directors authorized a new $200 million stock repurchase program through November 1, 2013. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors, and will be made using the Company’s available resources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

Comprehensive Income

Our comprehensive income is comprised of: net income; unrealized gains and losses on investments; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes.

Comprehensive income was as follows (in thousands):

	2011	2010
Net income	$342,612	$245,833
Foreign currency translation adjustment	(1,209)	1,564
Reclassification adjustments for amount included in net income	245	12,943
Unrealized gains / (losses), net	9	(349)
Comprehensive income	$341,657	$259,991

At September 25, 2011 and September 26, 2010, available-for-sale securities totaling approximately $74.5 million and $109.8 million, respectively, were in unrealized loss positions.

(13) Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for fiscal years 2011 and 2010 includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options. Additionally, the computation of diluted earnings per share for fiscal year 2010 includes the assumed conversion of Series A Preferred Stock.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	2011	2010	2009
Income available to common shareholders (numerator for basic earnings per share)	$342,612	$240,355	$118,754
Preferred stock dividends	—	5,478	—
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$342,612	$245,833	$118,754

Weighted average common shares outstanding (denominator for basic earnings per share)	175,221	166,244	140,414
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	2,058	715	—
Assumed conversion of preferred stock	—	4,751	—
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	177,279	171,710	140,414

Basic earnings per share	$1.96	$1.45	$0.85

Diluted earnings per share	$1.93	$1.43	$0.85

The computation of diluted earnings per share for fiscal years 2011 and 2010 does not include options to purchase approximately 5.8 million shares and 13.2 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for fiscal year 2009 does not include options to purchase approximately 16.5 million shares of common stock or the conversion of Series A Preferred Stock to approximately 24.1 million shares of common stock due to their antidilutive effect.

(14) Share-Based Payments

Total share-based payment expense before income taxes recognized during fiscal years 2011, 2010 and 2009 was approximately $27.3 million, $22.9 million and $12.8 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in thousands):

	2011	2010	2009
Cost of goods sold and occupancy costs	$1,396	$862	$439
Direct store expenses	14,121	10,140	7,152
General and administrative expenses	11,742	11,892	5,204
Share-based payment expense before income taxes	27,259	22,894	12,795
Income tax benefit	(10,072)	(9,170)	(5,222)
Net share-based payment expense	$17,187	$13,724	$7,573

Stock Options

At September 25, 2011, September 26, 2010 and September 27, 2009, approximately 11.7 million shares, 12.7 million shares and 15.4 million shares of our common stock, respectively, were available for future stock incentive grants. The following table summarizes option activity (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	average	Aggregate
	of options	average	remaining	intrinsic
	outstanding	exercise price	contractual life	value
Outstanding options at September 28, 2008	17,430	$48.64
Options granted	2,714	18.73
Options exercised	(62)	25.38
Options expired	(1,506)	39.46
Options forfeited	(259)	34.05
Outstanding options at September 27, 2009	18,317	$45.24
Options granted	3,136	40.78
Options exercised	(1,624)	27.30
Options expired	(553)	56.23
Options forfeited	(330)	29.15
Outstanding options at September 26, 2010	18,946	$46.00
Options granted	3,219	62.49
Options exercised	(6,797)	43.93
Options expired	(1,394)	66.61
Options forfeited	(334)	37.94
Outstanding options at September 25, 2011	13,640	$48.99	3.77	$262,015
Vested/expected to vest at September 25, 2011	13,077	$48.79	3.66	$192,092
Exercisable options at September 25, 2011	6,585	$52.30	1.59	$104,683

The weighted average fair values of options granted during fiscal years 2011, 2010 and 2009 were $21.84, $16.59 and $7.75, respectively. The aggregate intrinsic values of stock options at exercise, represented in the table above, was approximately $106.3 million, $13.8 million, and $0.2 million during fiscal years 2011, 2010, and 2009, respectively. The total fair value of shares vested during fiscal years 2011, 2010 and 2009 was approximately $128.7 million, $69.3 million and $24.7 million, respectively, including the value of vested options exercised during those same periods. As of the end of fiscal years 2011 and 2010, there was approximately $97.4 million and $62.2 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 6.5 million shares and 5.8 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

A summary of options outstanding and exercisable at September 25, 2011 follows (share amounts in thousands):

		Options Outstanding			Options Exercisable
			Weighted	Weighted average		Weighted
Range of Exercise Prices		Number	average	remaining	Number	average
From	To	outstanding	exercise price	life (in years)	exercisable	exercise price
$11.12	$27.62	2,847	$21.91	3.49	1,204	$22.98
28.03	40.83	3,235	40.57	5.19	978	40.16
44.99	60.43	1,338	54.31	0.62	1,335	54.30
62.49	62.49	3,152	62.49	6.63	—	—
66.81	66.81	3,068	66.81	0.96	3,068	66.81
Total		13,640	$48.99	3.77	6,585	$52.30

Share-based payment expense related to vesting stock options recognized during fiscal years 2011, 2010 and 2009 totaled approximately $27.0 million, $18.7 million and $13.3 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009
Expected dividend yield	0.70%	0.00%	0.00%
Risk-free interest rate	1.76%	2.26%	1.56%
Expected volatility	43.84%	46.19%	52.31%
Expected life, in years	4.18	4.56	3.97

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

Restricted Stock

During fiscal year 2010, the Company awarded approximately 109,000 shares of restricted common stock pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date totaled approximately $4.4 million. The stock fully vested and all restrictions lapsed. The Company recorded approximately $0.2 million and $4.2 million of share-based payment expense related to this transaction during fiscal years 2011 and 2010, respectively, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations.

Team Member Stock Purchase Plan

Under the Team Member Stock Purchase Plan, the Company issued approximately 60,000, 94,000 and 194,000 shares in fiscal years 2011, 2010 and 2009, respectively. At September 25, 2011, September 26, 2010 and September 27, 2009, approximately 370,000, 430,000 and 502,000 shares of our common stock, respectively, were available for future issuance.

(15) Team Member 401(k) Plan

The Company offers a team member 401(k) plan to all team members with a minimum of 1,000 services hours in one year. In fiscal years 2011, 2010 and 2009, the Company made a cash contribution to the plan of approximately $4.7 million, $4.2 million and $3.7 million, respectively.

(16) Quarterly Results (unaudited)

The Company’s first quarter consists of 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal years 2011 and 2010 are 52-week years with twelve weeks in the fourth quarter. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The Company recorded store closure reserve adjustments totaling approximately $10.1 million during the first quarter of fiscal year 2010 related to changes in certain subtenant income estimates driven by the outlook for the commercial real estate market, which was included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations. Additionally, included in that line item during the third quarter of fiscal year 2010, the Company recorded a gain of approximately $3.2 million related to the sale of a non-operating property.

The following tables set forth selected unaudited quarterly Consolidated Statements of Operations information for the fiscal years ended September 25, 2011 and September 26, 2010 (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2011
Sales	$3,003,655	$2,350,518	$2,399,781	$2,353,833
Cost of goods sold and occupancy costs	1,965,416	1,513,699	1,551,340	1,540,783
Gross profit	1,038,239	836,819	848,441	813,050
Direct store expenses	790,383	608,484	620,588	609,356
General and administrative expenses	88,511	75,661	73,073	73,675
Pre-opening expenses	8,640	9,543	11,784	10,885
Relocation, store closure and lease termination costs	3,146	1,003	2,371	1,826
Operating income	147,559	142,128	140,625	117,308
Interest expense	(2,333)	(1,283)	(266)	—
Investment and other income	2,652	1,941	1,938	1,443
Income before income taxes	147,878	142,786	142,297	118,751
Provision for income taxes	59,148	52,851	53,825	43,276
Net income	88,730	89,935	88,472	75,475
Preferred stock dividends	—	—	—	—
Income available to common shareholders	$88,730	$89,935	$88,472	$75,475

Basic earnings per share	$0.51	$0.51	$0.50	$0.42
Diluted earnings per share	$0.51	$0.51	$0.50	$0.42

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2010
Sales	$2,639,158	$2,106,061	$2,163,181	$2,097,394
Cost of goods sold and occupancy costs	1,732,688	1,363,425	1,402,638	1,370,768
Gross profit	906,470	742,636	760,543	726,626
Direct store expenses	703,060	551,912	567,400	554,218
General and administrative expenses	75,936	62,540	68,153	65,820
Pre-opening expenses	12,809	11,636	8,692	4,907
Relocation, store closure and lease termination costs	12,412	(2,688)	728	765
Operating income	102,253	119,236	115,570	100,916
Interest expense	(10,553)	(7,783)	(7,421)	(7,291)
Investment and other income	1,783	1,910	1,543	1,618
Income before income taxes	93,483	113,363	109,692	95,243
Provision for income taxes	38,328	45,912	43,963	37,745
Net income	55,155	67,451	65,729	57,498
Preferred stock dividends	5,478	—	—	—
Income available to common shareholders	$49,677	$67,451	$65,729	$57,498

Basic earnings per share	$0.32	$0.39	$0.38	$0.33
Diluted earnings per share	$0.32	$0.39	$0.38	$0.33

Dividends declared per common share	$—	$—	$—	$—

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. This case is in the preliminary stages. Whole Foods Market cannot at this time predict the likely outcome of this judicial proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 25, 2011.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 25, 2011.

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

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 2012 to be filed with the Commission pursuant to Regulation 14A.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of September 25, 2011 (in thousands, except per share amounts):

			Options
		Weighted	available
	Options	average	for future
Plan category	outstanding	exercise price	issuance
Approved by security holders	13,640	$48.99	6,585
Not approved by security holders	—	—	—
Total	13,640	$48.99	6,585

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

PART IV

Item 15.          Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
	(2)	Financial Statement Schedules: No schedules are required.
	(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated March 24, 2006 (11)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated April 13, 2009 (11)
3.3	Amended and Restated By-laws of the Registrant adopted August 13, 2008 (6)
3.4	Amended and Restated By-laws of the Registrant adopted September 8, 2010, effective January 1, 2011 (4)
4.1	Series A Preferred Stock Registration Rights Agreement (2)
4.2	Form of Series A Preferred Stock Certificate (2)
10.1	1993 Team Member Stock Purchase Plan (1)
10.2	2007 Stock Incentive Plan (12)
10.3	Amendment No. One to the Whole Foods Market 2007 Stock Incentive Plan (6)
10.4	2009 Stock Incentive Plan (14)
10.5	2007 Team Member Stock Purchase Plan (13)
10.6	Form of Executive Retention Plan and Non-Compete Arrangement by and between the executive leadership team of the Registrant and the Registrant (8)
10.7	Form of Director & Officer Indemnification Agreement (3)
10.8

Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (10)

10.9

First Amendment, dated June 2, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission) (8)

10.10

Second Amendment, dated October 11, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission) (9)

10.11

Term Loan Agreement dated August 28, 2007 by and among Registrant, Royal Bank of Canada; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Wachovia Bank, N.A.; LaSalle Bank Midwest, N.A.; RBC Capital Markets; and J.P. Morgan Securities Inc. (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (7)

10.12

Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (7)

10.13

First Amendment, dated June 2, 2008, of Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (6)

10.14

Second Amendment, dated May 26, 2011, of Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (5)

10.15	Securities Purchase Agreement dated November 5, 2008, among Whole Foods Market, Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P. and Thyme Coinvest, LLC (2)
10.16

Amendment No. 1, dated April 12, 2009, to the Securities Purchase Agreement dated November 5, 2008, among Whole Foods Market, Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P. and Thyme Coinvest, LLC (3)

12.1	Computation of Ratio of Earnings to Fixed Charges (15)
21.1	Subsidiaries of the Registrant (15)
23.1	Consent of Ernst & Young LLP (15)

31.1	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (15)
31.2	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (15)
31.3	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (15)
32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (15)
32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (15)
32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (15)
101

The following financial information from the Company’s Annual Report on Form 10-K, for the period ended September 25, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (15) (16)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed December 2, 2008 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed September 10, 2010 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed May 26, 2011 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2008 filed August 15, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 12, 2009 filed May 22, 2009 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 4, 2010 filed August 13, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 16, 2011 filed February 25, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 27, 2009 filed November 27, 2009 and incorporated herein by reference.
(12)	Filed as Appendix B to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(13)	Filed as Appendix C to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(14)	Filed as Appendix A to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 16, 2009 filed January 26, 2009 and incorporated herein by reference.
(15)	Filed herewith.
(16)

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

WHOLE FOODS MARKET, INC.

Date: November 23, 2011	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 23, 2011.

Name	Title

/s/ John Mackey
John Mackey	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Walter Robb
Walter Robb	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Glenda Flanagan
Glenda Flanagan	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Dr. John B. Elstrott
Dr. John B. Elstrott	Chairman of the Board

/s/ Gabrielle E. Greene
Gabrielle E. Greene	Director

/s/ Shahid M. Hassan
Shahid M. Hassan	Director

/s/ Stephanie Kugelman
Stephanie Kugelman	Director

/s/ Blake W. Nordstrom
Blake W. Nordstrom	Director

/s/ Jonathan A. Seiffer
Jonathan A. Seiffer	Director

/s/ Morris J. Siegel
Morris J. Siegel	Director

/s/ Jonathan D. Sokoloff
Jonathan D. Sokoloff	Director

/s/ Dr. Ralph Z. Sorenson
Dr. Ralph Z. Sorenson	Director

/s/ William A. Tindell
William A. Tindell	Director