Form 10-Q
period 2012-01-15
WHOLE FOODS MARKET INC
filed 2012-02-24
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 15, 2012; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of February 17, 2012 was 182,367,819 shares.

Whole Foods Market, Inc.
Form 10-Q

Page
Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), January 15, 2012 and September 25, 2011	3

Consolidated Statements of Operations (unaudited), for the sixteen weeks ended January 15, 2012 and January 16, 2011	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the sixteen weeks ended January 15, 2012 and fiscal year ended September 25, 2011	5

Consolidated Statements of Cash Flows (unaudited), for the sixteen weeks ended January 15, 2012 and January 16, 2011	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 6. Exhibits	19

Signature	20

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
January 15, 2012 and September 25, 2011
(In thousands)

Assets	2012	2011
Current assets:
Cash and cash equivalents	$529,954	$212,004
Short-term investments — available-for-sale securities	319,282	442,320
Restricted cash	92,343	91,956
Accounts receivable	176,810	175,310
Merchandise inventories	376,742	336,799
Prepaid expenses and other current assets	56,543	73,579
Deferred income taxes	125,413	121,176
Total current assets	1,677,087	1,453,144
Property and equipment, net of accumulated depreciation and amortization	2,002,382	1,997,212
Long-term investments — available-for-sale securities	66,383	52,815
Goodwill	662,938	662,938
Intangible assets, net of accumulated amortization	66,079	67,234
Deferred income taxes	44,735	50,148
Other assets	8,637	8,584
Total assets	$4,528,241	$4,292,075

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$336	$466
Accounts payable	224,939	236,913
Accrued payroll, bonus and other benefits due team members	297,172	281,587
Dividends payable	25,238	17,827
Other current liabilities	349,287	342,568
Total current liabilities	896,972	879,361
Long-term capital lease obligations, less current installments	18,996	17,439
Deferred lease liabilities	379,124	353,776
Other long-term liabilities	50,402	50,194
Total liabilities	1,345,494	1,300,770

Shareholders’ equity:
Common stock, no par value, 300,000 shares authorized; 180,394 and 178,886 shares issued; 180,337 and 178,886 shares outstanding at 2012 and 2011, respectively	2,222,589	2,120,972
Common stock in treasury, at cost	(3,599)	—
Accumulated other comprehensive income (loss)	171	(164)
Retained earnings	963,586	870,497
Total shareholders’ equity	3,182,747	2,991,305
Commitments and contingencies
Total liabilities and shareholders’ equity	$4,528,241	$4,292,075

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Sixteen weeks ended
	January 15, 2012	January 16, 2011
Sales	$3,390,940	$3,003,655
Cost of goods sold and occupancy costs	2,212,823	1,965,170
Gross profit	1,178,117	1,038,485
Direct store expenses	870,925	790,629
General and administrative expenses	103,516	88,511
Pre-opening expenses	10,405	8,640
Relocation, store closure and lease termination costs	2,933	3,146
Operating income	190,338	147,559
Investment and other income, net of interest	2,379	319
Income before income taxes	192,717	147,878
Provision for income taxes	74,390	59,148
Net income	$118,327	$88,730

Basic earnings per share	$0.66	$0.51
Weighted average shares outstanding	179,512	172,795

Diluted earnings per share	$0.65	$0.51
Weighted average shares outstanding, diluted basis	181,517	174,482

Dividends declared per common share	$0.14	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)
Sixteen weeks ended January 15, 2012 and fiscal year ended September 25, 2011
(In thousands)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 26, 2010	172,033	$1,773,897	$—	$791	$598,570	$2,373,258
Net income	—	—	—	—	342,612	342,612
Foreign currency translation adjustments	—	—	—	(1,209)	—	(1,209)
Reclassification adjustments for amounts included in income	—	—	—	245	—	245
Change in unrealized gains and losses, net of income taxes	—	—	—	9	—	9
Comprehensive income						341,657
Dividends ($0.40 per common share)	—	—	—	—	(70,447)	(70,447)
Issuance of common stock pursuant to team member stock plans	6,857	301,591	—	—	—	301,591
Excess tax benefit related to exercise of team member stock options	—	18,225	—	—	—	18,225
Share-based payment expense	—	27,259	—	—	—	27,259
Other	(4)	—	—	—	(238)	(238)
Balances at September 25, 2011	178,886	2,120,972	—	(164)	870,497	2,991,305
Net income	—	—	—	—	118,327	118,327
Foreign currency translation adjustments	—	—	—	358	—	358
Change in unrealized gains and losses, net of income taxes	—	—	—	(23)	—	(23)
Comprehensive income						118,662
Dividends ($0.14 per common share)	—	—	—	—	(25,238)	(25,238)
Issuance of common stock pursuant to team member stock plans	1,508	82,999	—	—	—	82,999
Purchase of treasury stock	(57)	—	(3,599)	—	—	(3,599)
Excess tax benefit related to exercise of team member stock options	—	7,401	—	—	—	7,401
Share-based payment expense	—	11,217	—	—	—	11,217
Balances at January 15, 2012	180,337	$2,222,589	$(3,599)	$171	$963,586	$3,182,747

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Sixteen weeks ended
	January 15, 2012	January 16, 2011
Cash flows from operating activities
Net income	$118,327	$88,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,653	86,691
Loss on disposition of fixed assets	432	548
Share-based payment expense	11,217	7,359
LIFO expense	—	2,000
Deferred income tax expense	1,229	14,969
Excess tax benefit related to exercise of team member stock options	(4,763)	(2,728)
Deferred lease liabilities	22,897	9,470
Other	3,518	499
Net change in current assets and liabilities:
Accounts receivable	476	(6,008)
Merchandise inventories	(39,877)	(20,195)
Prepaid expenses and other current assets	16,918	10,225
Accounts payable	(12,060)	(1,902)
Accrued payroll, bonus and other benefits due team members	15,543	12,637
Other current liabilities	34,228	42,401
Net change in other long-term liabilities	158	8,289
Net cash provided by operating activities	260,896	252,985
Cash flows from investing activities
Development costs of new locations	(54,506)	(45,561)
Other property and equipment expenditures	(56,837)	(45,436)
Purchase of available-for-sale securities	(334,193)	(497,560)
Sale of available-for-sale securities	439,675	409,081
Decrease (increase) in restricted cash	(387)	10
Other investing activities	(715)	(958)
Net cash used in investing activities	(6,963)	(180,424)
Cash flows from financing activities
Common stock dividends paid	(17,827)	—
Issuance of common stock	80,234	53,764
Purchase of treasury stock	(3,599)	—
Excess tax benefit related to exercise of team member stock options	4,763	2,728
Payments on long-term debt and capital lease obligations	(9)	(100,000)
Other financing activities	—	4
Net cash provided by (used in) financing activities	63,562	(43,504)
Effect of exchange rate changes on cash and cash equivalents	455	1,227
Net change in cash and cash equivalents	317,950	30,284
Cash and cash equivalents at beginning of period	212,004	131,996
Cash and cash equivalents at end of period	$529,954	$162,280

Supplemental disclosures of cash flow information:
Interest paid	$973	$11,342
Federal and state income taxes paid	$40,632	$21,083

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
January 15, 2012

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “We”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2011. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. The first fiscal quarter is 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal year 2012 is a 53-week year and fiscal year 2011 was a 52-week year. The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of percentage sales by geographic area for the periods indicated:

	Sixteen weeks ended
	January 15, 2012	January 16, 2011
Sales:
United States	96.8%	96.9%
Canada and United Kingdom	3.2	3.1
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	January 15, 2012	September 25, 2011
Long-lived assets, net:
United States	95.8%	95.9%
Canada and United Kingdom	4.2	4.1
Total long-lived assets, net	100.0%	100.0%

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires that all nonowner changes in stockholders’ equity be presented in either a single statement of comprehensive income or two separate but consecutive statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers the implementation requirement in ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amended guidance specifies that entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before ASU No. 2011-05. The guidance provided in ASU No. 2011-05 and ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions are effective for the Company’s first quarter of the fiscal year ending September 29, 2013.

(3) Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

January 15, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$407,578	$—	$—	$407,578
Municipal bonds	—	12,458	—	12,458
Commercial paper	—	13,999	—	13,999
Restricted cash:
Money market fund	92,343	—	—	92,343
Marketable securities - available-for-sale:
Municipal bonds	—	367,914	—	367,914
Corporate bonds	—	5,279	—	5,279
Commercial paper	—	2,987	—	2,987
Variable rate demand notes	—	9,485	—	9,485
Total	$499,921	$412,122	$—	$912,043

September 25, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$59,157	$—	$—	$59,157
Municipal bonds	—	3,791	—	3,791
Commercial paper	—	12,998	—	12,998
Restricted cash:
Money market fund	91,956	—	—	91,956
Marketable securities - available-for-sale:
Municipal bonds	—	316,662	—	316,662
Corporate bonds	—	5,361	—	5,361
Commercial paper	—	67,964	—	67,964
Variable rate demand notes	—	105,148	—	105,148
Total	$151,113	$511,924	$—	$663,037

At January 15, 2012, the average effective maturity of the Company’s short- and long-term investments was approximately 5 months and 18 months, respectively.

(4) Intangible Assets
The components of intangible assets were as follows (in thousands):

	January 15, 2012		September 25, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$95,500	$(32,212)	$96,019	$(31,660)
Definite-lived marketing-related and other	1,547	(763)	1,547	(420)
Indefinite-lived contract-based	2,007		1,748
	$99,054	$(32,975)	$99,314	$(32,080)

Amortization associated with intangible assets totaled approximately $1.8 million for both the sixteen weeks ended January 15, 2012 and the same period of the prior fiscal year. Future amortization associated with the net carrying amount of intangible assets is estimated to be approximately as follows (in thousands):

Remainder of fiscal year 2012	$3,865
Fiscal year 2013	4,512
Fiscal year 2014	4,463
Fiscal year 2015	4,339
Fiscal year 2016	4,213
Future fiscal years	42,680
$64,072

(5) Reserves for Closed Properties
Following is a summary of store closure reserve activity during the sixteen weeks ended January 15, 2012 and fiscal year ended September 25, 2011 (in thousands):

	January 15, 2012	September 25, 2011
Beginning balance	$44,702	$59,298
Additions	1,237	4,706
Usage	(2,546)	(17,805)
Adjustments	1,415	(1,497)
Ending balance	$44,808	$44,702

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. Usage included approximately $2.5 million in ongoing cash rental payments during the sixteen weeks ended January 15, 2012. During the fiscal year ended September 25, 2011, usage included approximately $10.1 million in ongoing cash rental payments and approximately $7.7 million in termination fees related to certain idle properties. Additionally, the Company recorded reserve adjustments of approximately $3.7 million during the fiscal year ended September 25, 2011, offset to goodwill.

(6) Long-Term Debt
The Company has a $350 million revolving line of credit that extends to August 28, 2012. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of its subsidiaries. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined by the agreement. At January 15, 2012 the Company was in compliance with all applicable debt covenants. At January 15, 2012 and September 25, 2011 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $349.6 million and $348.6 million by outstanding letters of credit totaling approximately $0.4 million and $1.4 million at January 15, 2012 and September 25, 2011, respectively. The Company had outstanding a $700 million, five-year term loan agreement due in 2012, with an outstanding balance of $490 million at September 26, 2010. During the sixteen weeks ended January 16, 2011, the Company repaid $100 million on the term loan and repaid the remainder throughout fiscal year 2011.

(7) Income Taxes
Income taxes for the sixteen weeks ended January 15, 2012 resulted in an effective tax rate of approximately 38.6%, compared to approximately 40.0% for the same period of the prior fiscal year. The decline in the effective tax rate is primarily due to certain tax savings initiatives and investments. At January 15, 2012, income taxes payable totaled approximately $10.3 million compared to an income tax receivable of approximately $14.8 million at September 25, 2011.

(8) Shareholders’ Equity
Dividends per Common Share
During the sixteen weeks ended January 15, 2012, the Company’s Board of Directors declared a cash dividend to shareholders of $0.14 per common share, payable on January 24, 2012 to shareholders of record on January 13, 2012. Approximately $25.2 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at January 15, 2012. During fiscal year 2011, the Company’s Board of Directors declared cash dividends to shareholders totaling $0.40 per common share resulting in dividend payments of approximately $70.4 million, of which approximately $17.8 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at September 25, 2011.

Treasury Stock
During the sixteen weeks ended January 15, 2012, the Company’s Board of Directors authorized a $200 million stock repurchase program through November 1, 2013. The Company repurchased 56,500 shares of Company common stock on the open market during the sixteen weeks ended January 15, 2012. The average price per share paid for shares held in treasury at January 15, 2012 was $63.70, for a total of approximately $3.6 million. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time at the Company's discretion.

Comprehensive Income
The Company’s comprehensive income was comprised of: net income; unrealized gains and losses on investments; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes. Comprehensive income was as follows (in thousands):

	Sixteen weeks ended
	January 15, 2012	January 16, 2011
Net income	$118,327	$88,730
Foreign currency translation adjustments	358	2,250
Reclassification adjustments for amounts included in net income	—	245
Change in unrealized gains and losses, net of income taxes	(23)	(256)
Comprehensive income	$118,662	$90,969

At January 15, 2012 and January 16, 2011 available-for-sale securities totaling approximately $86.2 million and $162.0 million, respectively, were in unrealized loss positions.

(9) Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Sixteen weeks ended
	January 15, 2012	January 16, 2011
Net income	$118,327	$88,730

Weighted average common shares outstanding (denominator for basic earnings per share)	179,512	172,795
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	2,005	1,687
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	181,517	174,482

Basic earnings per share	$0.66	$0.51

Diluted earnings per share	$0.65	$0.51

The computation of diluted earnings per share for the sixteen weeks ended January 16, 2011 does not include options to purchase approximately 8.3 million shares of common stock due to their antidilutive effect.

(10) Share-Based Payments
Total share-based payment expense before income taxes recognized during the sixteen weeks ended January 15, 2012 and January 16, 2011 was approximately $11.2 million and $7.4 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 15, 2012	January 16, 2011
Cost of goods sold and occupancy costs	$573	$370
Direct store expenses	5,890	3,725
General and administrative expenses	4,754	3,264
Share-based payment expense before income taxes	11,217	7,359
Income tax benefit	(4,218)	(2,899)
Net share-based payment expense	$6,999	$4,460

At January 15, 2012 and September 25, 2011, approximately 11.7 million shares of the Company’s common stock were available for future stock incentive grants. At January 15, 2012 and September 25, 2011, there was approximately $84.9 million and $97.4 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 6.5 million shares. We anticipate this expense to be recognized over a weighted average period of approximately three years.

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. During the sixteen weeks ended January 15, 2012, the federal district judge denied the plaintiff's motion for class certification. Currently that decision is being appealed. The Company has not accrued any loss related to the outcome of this case as of January 15, 2012.

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

(12) Related Party Transactions
The Company provides ongoing support to two non-profit organizations: Whole Planet Foundation and Whole Kids Foundation (the "Foundations"). Whole Planet Foundation is an independent, non-profit organization whose mission is to empower the poor through microcredit, with a focus on developing-world communities that supply the Company’s stores with product. Whole Kids Foundation is a non-profit organization dedicated to improving children's nutrition through partnerships with schools, educators, and other organizations. Members of the Company's management comprise the Board of Directors of each of the Foundations. Additionally, the Company provides administrative support and covers all operating costs and the overhead budget of the Foundations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission ("SEC"), news releases, reports, proxy statements, registration statements and other written communications, as well as forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include those listed in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2011. These risk and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including general business conditions, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements.

General
Whole Foods Market, Inc. is the world's leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of January 15, 2012, we operated 317 stores: 304 stores in 38 U.S. states and the District of Columbia; 7 stores in Canada; and 6 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our results of operations may be impacted by the timing of new store openings, construction and pre-opening expense, store closures and relocations, and the range of operating results generated from newly opened stores. The Company’s average weekly sales and gross profit are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter. Average weekly sales and gross profit are typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales during the summer months.

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

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2012 is a 53-week year and fiscal year 2011 was a 52-week year.

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

Highlights for the First Quarter of Fiscal Year 2012
We continue to execute at a high level, delivering a great shopping experience for our customers while delivering great returns to our shareholders. For the sixteen weeks ended January 15, 2012:

•	Sales increased 12.9% over the same quarter of the prior year to $3.39 billion driven by an 8.7% comparable store sales increase. Identical store sales increased 8.2% over the prior year;

•	Operating income as a percentage of sales improved year-over-year for the eleventh consecutive quarter to 5.6%;

•	Diluted earnings per share increased 28.2% over the same quarter of the prior year to $0.65;

•	We produced $260.9 million in cash flow from operations and invested $111.3 million in capital expenditures;

•
The Company's Board of Directors announced a 40% increase in the Company's quarterly cash dividend to shareholders to $0.14 per common share and made a dividend payment to shareholders totaling $17.8 million; and

•	We had cash, restricted cash and investments totaling $1.01 billion.

Updated Outlook for Fiscal Year 2012
The following table provides additional information on the Company’s results through January 15, 2012 and expectations for the remainder of fiscal year 2012.

	Sixteen weeks ended January 15, 2012	Implied second through fourth quarter of fiscal year 2012	Estimated fiscal year 2012
Sales growth	12.9%	13.8% - 15.9%	13.5% - 15.0%
Identical store sales growth	8.2%	6.5% - 8.6%	7.0% - 8.5%
Diluted earnings per share	$0.65	$1.63 - $1.67	$2.28 - $2.32
Diluted earnings per share growth	28.2%	14.8% - 17.6%	18.0% - 20.0%

Fiscal year 2012 is a 53-week fiscal year, with the extra week falling in the fourth fiscal quarter. The Company estimates the impact on earnings from the extra week to be $0.06 per share. On a 52-week to 52-week basis, excluding the impact of the extra week in the fourth fiscal quarter, the Company expects total sales growth of 11% to 13% and earnings per share growth of 15% to 17%.

The Company expects ending square footage growth of 7% to 8% in fiscal year 2012. The Company expects capital expenditures for fiscal year 2012 to be in the range of approximately $410 million to $460 million, which includes the opening of 24 to 27 new stores. The Company is committed to producing cash flow from operations in excess of its capital expenditure requirements on an annual basis, including sufficient cash flow to fund the 69 stores in its current development pipeline.

Results of Operations
The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 15, 2012	January 16, 2011
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.3	65.4
Gross profit	34.7	34.6
Direct store expenses	25.7	26.3
General and administrative expenses	3.1	2.9
Pre-opening expenses	0.3	0.3
Relocation, store closure and lease termination costs	0.1	0.1
Operating income	5.6	4.9
Investment and other income, net of interest	0.1	—
Income before income taxes	5.7	4.9
Provision for income taxes	2.2	2.0
Net income	3.5%	3.0%
Figures may not sum due to rounding.

Sales for the sixteen weeks ended totaled approximately $3.39 billion, increasing 12.9% over the same period of the prior fiscal year. Comparable store sales increased 8.7% during the sixteen weeks ended January 15, 2012, and identical store sales increased 8.2%. As of January 15, 2012, there were 302 locations in the comparable store base. Identical store sales for the sixteen weeks ended January 15, 2012 exclude six relocated stores and two major expansions from the comparable calculation to reduce the impact of square footage growth on the comparison. At January 15, 2012, there were 21 stores that were opened or acquired fifty-two weeks or less which contributed approximately $174.7 million to total sales during the sixteen weeks ended January 15, 2012. We are pleased with our sales momentum, which continues to be broad-based across regions, departments, and store age classes. With the moderation in inflation, we are seeing our comparable store sales breakout return to the pattern of approximately 80% transaction count and 20% basket size that we were reporting before the sharp increase in inflation in the second half of fiscal year 2011. During the sixteen weeks ended January 15, 2012, our transaction count in comparable stores increased 6.6%, on top of the 7.3% increase we experienced in the sixteen weeks ended January 16, 2011. During the sixteen weeks ended January 15, 2012, our basket size increased 2.0% on top of the 1.6% increase for the sixteen weeks ended January 16, 2011, driven by higher average prices per item, offset slightly by a decrease in items per transaction, as we selectively passed through some product cost increases and continued to see signs of customers trading up.

The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 15, 2012 was approximately 34.7% compared to approximately 34.6% for the same period of the prior fiscal year. The Company recognized no LIFO charges for the sixteen weeks ended January 15, 2012, compared to LIFO charges totaling approximately $2.0 million for the same period of the prior fiscal year. Excluding the impact of LIFO, gross margin increased 10 basis points for the sixteen weeks ended January 15, 2012 compared to the same period of the prior fiscal year driven by an improvement in occupancy costs as a percentage of sales. We did not see cost of goods sold leverage as we remained focused on balancing rising product costs with maintaining our relative value position to drive sales over the longer term. We believe with the moderation in inflation, we will have additional flexibility to consistently deliver gross margin on an annual basis within our historical range of 34% to 35% while maintaining our sales momentum.

Direct store expenses as a percentage of sales for the sixteen weeks ended January 15, 2012 were approximately 25.7% compared to approximately 26.3% for the same period of the prior fiscal year. The 64 basis point decrease in direct store expenses as a percentage of sales for the sixteen weeks ended January 15, 2012 primarily reflects leverage of 33 basis points in wages and 14 basis points in depreciation expense.

General and administrative expenses as a percentage of sales for the sixteen weeks ended January 15, 2012 were approximately 3.1% compared to approximately 2.9% for the same period of the prior fiscal year. The increase in general and administrative expenses as a percentage of sales for the sixteen weeks ended January 15, 2012 was primarily driven by higher wages, including wage costs associated with new strategic initiatives, totaling five basis points as a percentage of sales. Share-based payment expenses included in general and administrative expenses also increased three basis points as a percentage of sales over the same period in the prior fiscal year.

Pre-opening expenses as a percentage of sales were approximately 0.3% for the sixteen weeks ended January 15, 2012 and the same period of the prior fiscal year. The Company opened six new store locations, including two new markets, during the sixteen weeks ended January 15, 2012 compared to three new store openings in the same period of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $2.9 million for the sixteen weeks ended January 15, 2012 compared to approximately $3.1 million for the same period of the prior fiscal year.

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $2.4 million for the sixteen weeks ended January 15, 2012 compared to approximately $0.3 million for the same period of the prior fiscal year. The increase is primarily related to a $2.3 million reduction in interest expense due to the repayment of our term loan in fiscal year 2011.

Income taxes for the sixteen weeks ended January 15, 2012 resulted in an effective tax rate of approximately 38.6% compared to approximately 40.0% for the same period of the prior fiscal year. The decline in the effective tax rate is primarily due to certain tax savings initiatives and investments.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Sixteen weeks ended
	January 15, 2012	January 16, 2011
Cost of goods sold and occupancy costs	$573	$370
Direct store expenses	5,890	3,725
General and administrative expenses	4,754	3,264
Share-based payment expense before income taxes	11,217	7,359
Income tax benefit	(4,218)	(2,899)
Net share-based payment expense	$6,999	$4,460

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in thousands):

	January 15, 2012	September 25, 2011
Cash and cash equivalents	$529,954	$212,004
Short-term investments - available-for-sale securities	319,282	442,320
Restricted cash	92,343	91,956
Total	$941,579	$746,280

Additionally, the Company had long-term investments in available-for-sale securities totaling approximately $66.4 million and $52.8 million at January 15, 2012 and September 25, 2011, respectively.

We generated cash flows from operating activities totaling approximately $260.9 million during the sixteen weeks ended January 15, 2012 compared to approximately $253.0 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $7.0 million for the sixteen weeks ended January 15, 2012 compared to approximately $180.4 million for the same period of the prior fiscal year. Net sales of available-for-sale securities totaled approximately $105.5 million during the sixteen weeks ended January 15, 2012 as compared to net purchases of available-for-sale securities totaling approximately $88.5 million in the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 15, 2012 totaled approximately $111.3 million, of which approximately $54.5 million was for new store development and approximately $56.8 million was for remodels and other additions. Capital expenditures for the sixteen weeks ended January 16, 2011 totaled approximately $91.0 million, of which approximately $45.6 million was for new store development and approximately $45.4 million was for remodels and other additions.

The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2011	Stores opened during fiscal year 2012	Properties tendered as of February 8, 2012	Total leases signed as of February 8, 2012 (1)
Number of stores (including relocations)	18	6	17	69
Number of relocations	6	—	2	7
New markets	—	2	5	21
Average store size (gross square feet)	39,400	35,800	35,300	35,000
Total square footage	708,700	215,000	600,700	2,439,600
Average tender period in months	12.5	6.7
Average pre-opening expense per store	$2.5 million
Average pre-opening rent per store	$1.2 million
(1) Includes leases for properties tendered

The Company expects to open 19 additional stores, including one relocation, during the remainder of fiscal year 2012. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 69 stores in our store development pipeline. The following table provides information about the Company’s estimated store openings for the next two fiscal years:

	Estimated openings	Relocations	Average new store square footage	Ending square footage growth
Fiscal year 2012	24 - 27	1 - 2	35,000	7% - 8%
Fiscal year 2013	28 - 32	2 - 3	35,000	7% - 8%

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

Net cash provided by financing activities was approximately $63.6 million for the sixteen weeks ended January 15, 2012 compared to net cash used in financing activities of approximately $43.5 million for the same period of the prior fiscal year.

Net proceeds to the Company from team members’ stock plans for the sixteen weeks ended January 15, 2012 totaled approximately $80.2 million compared to approximately $53.8 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At January 15, 2012 and September 25, 2011, approximately 11.7 million shares of our common stock were available for future stock incentive grants.

During the first quarter of fiscal year 2011, the Company’s Board of Directors reinstated a quarterly cash dividend to shareholders. During the sixteen weeks ended January 15, 2012, the Company's Board of Directors announced a 40% increase in the quarterly dividend to $0.14 per common share.

Following is a summary of dividends declared per common share during fiscal years 2012 and 2011 (in thousands, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2012:
November 2, 2011 (1)	$0.14	January 13, 2012	January 24, 2012	$25,238
Fiscal year 2011:
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572
June 7, 2011	0.10	June 24, 2011	July 5, 2011	17,700
September 8, 2011	0.10	September 19, 2011	September 29, 2011	17,827
(1) Dividend accrued at January 15, 2012

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

On November 2, 2011, the Company's Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During the sixteen weeks ended January 15, 2012, the Company repurchased 56,500 shares of Company common stock on the open market for a total of approximately $3.6 million. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations, and other factors and will be made using the Company's available resources. The repurchase program may be suspended or discontinued at any time at the Company's discretion.

The Company has outstanding a $350 million revolving line of credit that extends to August 28, 2012. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of its subsidiaries. At January 15, 2012 the Company was in compliance with all applicable debt covenants. At January 15, 2012 and September 25, 2011 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was effectively reduced to approximately $349.6 million and $348.6 million by outstanding letters of credit totaling approximately $0.4 million and $1.4 million at January 15, 2012 and September 25, 2011, respectively. The Company had outstanding a $700 million, five-year term loan agreement due in 2012, with an outstanding balance of $490 million at September 26, 2010. During the sixteen weeks ended January 16, 2011, the Company repaid $100 million on the term loan and repaid the remainder throughout fiscal year 2011.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054.

The following table shows payments due by period on contractual obligations as of January 15, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$40,090	$2,095	$4,201	$4,142	$29,652
Operating lease obligations (1)	6,188,794	307,995	692,446	718,154	4,470,199
Total	$6,228,884	$310,090	$696,647	$722,296	$4,499,851
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at January 15, 2012 were approximately $10.4 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company's unrecognized tax benefits, as of January 15, 2012, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $0.5 million for the sixteen weeks ended January 15, 2012 compared to an increase of approximately $1.2 million for the same period of the prior fiscal year. These changes principally reflect the relative strengthening of the Canadian dollar compared to the U.S. dollar during these periods.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at January 15, 2012 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 6 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. During the sixteen weeks ended January 15, 2012, the federal district judge denied the plaintiff's motion for class certification. Currently that decision is being appealed. The Company has not accrued any loss related to the outcome of this case as of January 15, 2012.

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

Item 6. Exhibits

Exhibit 31.1	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a)
Exhibit 31.2	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 31.3	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended January 15, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

(1)
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

WHOLE FOODS MARKET, INC.

Date:	February 24, 2012	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)