Form 10-Q
period 2012-04-08
WHOLE FOODS MARKET INC
filed 2012-05-17
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 8, 2012; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 11, 2012 was 183,563,879 shares.

Whole Foods Market, Inc.
Form 10-Q

Page Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), April 8, 2012 and September 25, 2011	3

Consolidated Statements of Operations (unaudited), for the twelve and twenty-eight weeks ended April 8, 2012 and April 10, 2011	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the twenty-eight weeks ended April 8, 2012 and fiscal year ended September 25, 2011	5

Consolidated Statements of Cash Flows (unaudited), for the twenty-eight weeks ended April 8, 2012 and April 10, 2011	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	20

Part II. Other Information

Item 1. Legal Proceedings	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signature	23

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
April 8, 2012 and September 25, 2011
(In thousands)

Assets	2012	2011
Current assets:
Cash and cash equivalents	$175,375	$212,004
Short-term investments - available-for-sale securities	881,945	442,320
Restricted cash	104,942	91,956
Accounts receivable	189,717	175,310
Merchandise inventories	365,619	336,799
Prepaid expenses and other current assets	59,813	73,579
Deferred income taxes	122,766	121,176
Total current assets	1,900,177	1,453,144
Property and equipment, net of accumulated depreciation and amortization	2,053,507	1,997,212
Long-term investments - available-for-sale securities	139,956	52,815
Goodwill	662,938	662,938
Intangible assets, net of accumulated amortization	66,047	67,234
Deferred income taxes	43,047	50,148
Other assets	8,447	8,584
Total assets	$4,874,119	$4,292,075

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$346	$466
Accounts payable	243,627	236,913
Accrued payroll, bonus and other benefits due team members	300,501	281,587
Dividends payable	25,610	17,827
Other current liabilities	382,139	342,568
Total current liabilities	952,223	879,361
Long-term capital lease obligations, less current installments	18,882	17,439
Deferred lease liabilities	395,881	353,776
Other long-term liabilities	52,175	50,194
Total liabilities	1,419,161	1,300,770

Shareholders’ equity:
Common stock, no par value, 600,000 and 300,000 shares authorized; 182,980 and 178,886 shares issued; 182,923 and 178,886 shares outstanding at 2012 and 2011, respectively	2,399,979	2,120,972
Common stock in treasury, at cost	(3,599)	—
Accumulated other comprehensive income (loss)	2,932	(164)
Retained earnings	1,055,646	870,497
Total shareholders’ equity	3,454,958	2,991,305
Commitments and contingencies
Total liabilities and shareholders’ equity	$4,874,119	$4,292,075

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2012	April 10, 2011	April 8, 2012	April 10, 2011
Sales	$2,670,282	$2,350,518	$6,061,222	$5,354,173
Cost of goods sold and occupancy costs	1,700,574	1,513,446	3,913,397	3,478,616
Gross profit	969,708	837,072	2,147,825	1,875,557
Direct store expenses	681,771	608,737	1,552,696	1,399,366
General and administrative expenses	86,760	75,661	190,276	164,172
Pre-opening expenses	10,496	9,543	20,901	18,183
Relocation, store closure and lease termination costs	1,298	1,003	4,231	4,149
Operating income	189,383	142,128	379,721	289,687
Investment and other income, net of interest	2,254	658	4,633	977
Income before income taxes	191,637	142,786	384,354	290,664
Provision for income taxes	73,972	52,851	148,362	111,999
Net income	$117,665	$89,935	$235,992	$178,665

Basic earnings per share	$0.65	$0.51	$1.31	$1.03
Weighted average shares outstanding	182,161	174,686	180,649	173,606

Diluted earnings per share	$0.64	$0.51	$1.29	$1.02
Weighted average shares outstanding, diluted basis	184,603	177,124	182,841	175,614

Dividends declared per common share	$0.14	$0.10	$0.28	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)
Twenty-eight weeks ended April 8, 2012 and fiscal year ended September 25, 2011
(In thousands)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 26, 2010	172,033	$1,773,897	$—	$791	$598,570	$2,373,258
Net income	—	—	—	—	342,612	342,612
Foreign currency translation adjustments	—	—	—	(1,209)	—	(1,209)
Reclassification adjustments for amounts included in net income	—	—	—	245	—	245
Change in unrealized gains and losses, net of income taxes	—	—	—	9	—	9
Comprehensive income						341,657
Dividends ($0.40 per common share)	—	—	—	—	(70,447)	(70,447)
Issuance of common stock pursuant to team member stock plans	6,857	301,591	—	—	—	301,591
Excess tax benefit related to exercise of team member stock options	—	18,225	—	—	—	18,225
Share-based payment expense	—	27,259	—	—	—	27,259
Other	(4)	—	—	—	(238)	(238)
Balances at September 25, 2011	178,886	2,120,972	—	(164)	870,497	2,991,305
Net income	—	—	—	—	235,992	235,992
Foreign currency translation adjustments	—	—	—	3,111	—	3,111
Change in unrealized gains and losses, net of income taxes	—	—	—	(15)	—	(15)
Comprehensive income						239,088
Dividends ($0.28 per common share)	—	—	—	—	(50,843)	(50,843)
Issuance of common stock pursuant to team member stock plans	4,094	232,860	—	—	—	232,860
Purchase of treasury stock	(57)	—	(3,599)	—	—	(3,599)
Excess tax benefit related to exercise of team member stock options	—	26,388	—	—	—	26,388
Share-based payment expense	—	19,759	—	—	—	19,759
Balances at April 08, 2012	182,923	$2,399,979	$(3,599)	$2,932	$1,055,646	$3,454,958

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Twenty-eight weeks ended
	April 8, 2012	April 10, 2011
Cash flows from operating activities
Net income	$235,992	$178,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,509	152,903
Loss on disposition of fixed assets	1,103	914
Share-based payment expense	19,759	12,848
LIFO expense	1,000	3,000
Deferred income tax expense	5,624	15,747
Excess tax benefit related to exercise of team member stock options	(15,481)	(9,251)
Deferred lease liabilities	37,429	24,110
Other	4,780	202
Net change in current assets and liabilities:
Accounts receivable	(18,816)	(24,991)
Merchandise inventories	(29,489)	(20,474)
Prepaid expenses and other current assets	14,278	(7,310)
Accounts payable	6,334	20,176
Accrued payroll, bonus and other benefits due team members	18,718	9,580
Other current liabilities	71,101	46,457
Net change in other long-term liabilities	1,840	241
Net cash provided by operating activities	516,681	402,817
Cash flows from investing activities
Development costs of new locations	(114,549)	(89,451)
Other property and equipment expenditures	(98,729)	(80,130)
Purchase of available-for-sale securities	(1,321,589)	(780,154)
Sale of available-for-sale securities	789,432	731,306
Decrease (increase) in restricted cash	(12,986)	17
Other investing activities	(1,614)	(1,576)
Net cash used in investing activities	(760,035)	(219,988)
Cash flows from financing activities
Common stock dividends paid	(43,057)	(17,348)
Issuance of common stock	237,004	153,067
Purchase of treasury stock	(3,599)	—
Excess tax benefit related to exercise of team member stock options	15,481	9,251
Payments on long-term debt and capital lease obligations	(113)	(300,123)
Net cash provided by (used in) financing activities	205,716	(155,153)
Effect of exchange rate changes on cash and cash equivalents	1,009	2,431
Net change in cash and cash equivalents	(36,629)	30,107
Cash and cash equivalents at beginning of period	212,004	131,996
Cash and cash equivalents at end of period	$175,375	$162,103

Supplemental disclosures of cash flow information:
Interest paid	$1,616	$14,002
Federal and state income taxes paid	$91,172	$109,611

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
April 8, 2012

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

	April 8, 2012	April 10, 2011
Sales:
United States	96.8%	96.9%
Canada and United Kingdom	3.2	3.1
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	April 8, 2012	September 25, 2011
Long-lived assets, net:
United States	95.7%	95.9%
Canada and United Kingdom	4.3	4.1
Total long-lived assets, net	100.0%	100.0%

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires that all nonowner changes in stockholders’ equity be presented in either a single statement of comprehensive income or two separate but consecutive statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the implementation requirement in ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amended guidance specifies that entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before ASU No. 2011-05. The guidance provided in ASU No. 2011-05 and ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions are effective for the Company’s first quarter of the fiscal year ending September 29, 2013.

(3) Fair Value Measurements
Effective January 16, 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The adoption of ASU No. 2011-04, which primarily consists of clarification and wording changes to existing fair value measurement and disclosure requirements, did not have an impact on the Company’s consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company holds money market fund investments that are classified as cash equivalents or restricted cash that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. The Company also holds available-for-sale securities generally consisting of state and local municipal obligations and variable rate demand notes which hold high credit ratings. These instruments are valued using a series of multi-dimensional relational models and series of matrices with standard inputs obtained from readily available pricing sources and other observable market data, such as benchmark yields and base spread. Investments are stated at fair value with unrealized gains and losses, net of related tax effect, included as a component of shareholders’ equity until realized. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged against net earnings.

The carrying amounts of trade and other accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value.

The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

April 8, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$20,078	$—	$—	$20,078
Municipal bonds	—	8,411	—	8,411
Restricted cash:
Money market fund	104,942	—	—	104,942
Marketable securities - available-for-sale:
Municipal bonds	—	458,317	—	458,317
Corporate bonds	—	5,309	—	5,309
Commercial paper	—	22,985	—	22,985
Variable rate demand notes	—	535,290	—	535,290
Total	$125,020	$1,030,312	$—	$1,155,332

September 25, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$59,157	$—	$—	$59,157
Municipal bonds	—	3,791	—	3,791
Commercial paper	—	12,998	—	12,998
Restricted cash:
Money market fund	91,956	—	—	91,956
Marketable securities - available-for-sale:
Municipal bonds	—	316,662	—	316,662
Corporate bonds	—	5,361	—	5,361
Commercial paper	—	67,964	—	67,964
Variable rate demand notes	—	105,148	—	105,148
Total	$151,113	$511,924	$—	$663,037

Assets Measured at Fair Value on a Nonrecurring Basis
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to fair value. The fair value is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections. Fair value adjustments, based on hierarchy input Level 3, reduced the carrying value of related property and equipment to zero and were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2012	April 10, 2011	April 8, 2012	April 10, 2011
Direct store expenses	$1	$9	$20	$501
General and administrative expenses	1,178	—	1,178	—
Relocation, store closure and lease term costs	—	13	—	80
Total impairment of long-lived assets	$1,179	$22	$1,198	$581

(4) Investments
The Company holds investments in marketable securities, generally municipal bonds, corporate bonds, commercial paper and variable rate demand notes, that are classified as either short- or long-term available-for-sale securities. The Company held the following investments as of the dates indicated (in thousands):

April 8, 2012	Adjusted cost	Unrealized gains	Unrealized losses	Fair value
Short-term marketable securities - available-for-sale:
Municipal bonds	$323,559	$165	$(54)	$323,670
Commercial paper	22,975	10	—	22,985
Variable rate demand notes	535,290	—	—	535,290
Total short-term marketable securities	$881,824	$175	$(54)	$881,945
Long-term marketable securities - available-for-sale:
Municipal bonds	$134,506	$167	$(26)	$134,647
Corporate bonds	5,270	39	—	5,309
Total long-term marketable securities	$139,776	$206	$(26)	$139,956

September 25, 2011	Adjusted cost	Unrealized gains	Unrealized losses	Fair value
Short-term marketable securities - available-for-sale:
Municipal bonds	$268,945	$279	$(16)	$269,208
Commercial paper	67,950	14	—	67,964
Variable rate demand notes	105,148	—	—	105,148
Total short-term marketable securities	$442,043	$293	$(16)	$442,320
Long-term marketable securities - available-for-sale:
Municipal bonds	$47,387	$77	$(10)	$47,454
Corporate bonds	5,345	16	—	5,361
Total long-term marketable securities	$52,732	$93	$(10)	$52,815

At April 8, 2012 and September 25, 2011 available-for-sale securities totaling approximately $163.7 million and $74.5 million, respectively, were in unrealized loss positions.

At April 8, 2012, the average effective maturity of the Company’s short- and long-term investments was approximately 2 months and 16 months, respectively, compared to approximately 4 months and 15 months, respectively at September 25, 2011.

(5) Intangible Assets
The components of intangible assets were as follows (in thousands):

	April 8, 2012		September 25, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$96,758	$(33,290)	$96,019	$(31,660)
Definite-lived marketing-related and other	1,547	(1,019)	1,547	(420)
Indefinite-lived contract-based	2,051		1,748
	$100,356	$(34,309)	$99,314	$(32,080)

Amortization associated with intangible assets totaled approximately $1.3 million and $3.1 million for the twelve and twenty-eight weeks ended April 8, 2012, respectively, and approximately $2.0 million and $3.8 million, respectively, for the same periods of the prior fiscal year. Future amortization associated with the net carrying amount of intangible assets is estimated to be approximately as follows (in thousands):

Remainder of fiscal year 2012	$2,601
Fiscal year 2013	4,578
Fiscal year 2014	4,529
Fiscal year 2015	4,405
Fiscal year 2016	4,280
Future fiscal years	43,603
$63,996

(6) Reserves for Closed Properties
Following is a summary of store closure reserve activity during the twenty-eight weeks ended April 8, 2012 and fiscal year ended September 25, 2011 (in thousands):

	April 8, 2012	September 25, 2011
Beginning balance	$44,702	$59,298
Additions	1,964	4,706
Usage	(5,154)	(17,805)
Adjustments	1,203	(1,497)
Ending balance	$42,715	$44,702

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. Usage included approximately $5.2 million in ongoing cash rental payments during the twenty-eight weeks ended April 8, 2012. During the fiscal year ended September 25, 2011, usage included approximately $10.1 million in ongoing cash rental payments and approximately $7.7 million in termination fees related to certain idle properties. Additionally, the Company recorded reserve adjustments of approximately $3.7 million during the fiscal year ended September 25, 2011, offset to goodwill.

(7) Long-Term Debt
The Company has a $350 million revolving line of credit that extends to August 28, 2012. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of its subsidiaries. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined by the agreement. At April 8, 2012 the Company was in compliance with all applicable debt covenants. At April 8, 2012 and September 25, 2011 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was $350 million at April 8, 2012. The amount available to the Company at September 25, 2011 was effectively reduced to approximately $348.6 million by outstanding letters of credit totaling approximately $1.4 million. The Company had outstanding a $700 million, five-year term loan agreement due in 2012, with an outstanding balance of $490 million at September 26, 2010. During the twenty-eight weeks ended April 10, 2011, the Company repaid $300 million on the term loan and repaid the remainder throughout fiscal year 2011.

(8) Income Taxes
Income taxes for both the twelve and twenty-eight weeks ended April 8, 2012 resulted in an effective tax rate of approximately 38.6%, compared to approximately 37.0% and 38.5%, respectively, for the same periods of the prior fiscal year. At April 8, 2012, income taxes payable totaled approximately $10.3 million compared to an income tax receivable of approximately $14.8 million at September 25, 2011.

(9) Shareholders’ Equity
Dividends per Common Share
During the twelve weeks ended April 8, 2012, the Company’s Board of Directors declared a cash dividend to shareholders of $0.14 per common share, payable on April 17, 2012 to shareholders of record on April 5, 2012. Approximately $25.6 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at April 8, 2012. During fiscal year 2011, the Company’s Board of Directors declared cash dividends to shareholders totaling $0.40 per common share resulting in dividend payments of approximately $70.4 million, of which approximately $17.8 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at September 25, 2011.

Common Stock
During the twelve weeks ended April 8, 2012, the Company approved an increase in the number of authorized shares of the Company’s common stock from 300 million to 600 million.

Treasury Stock
During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a $200 million stock repurchase program through November 1, 2013. The Company repurchased 56,500 shares of Company common stock on the open market during the first quarter of fiscal year 2012. The average price per share paid for shares held in treasury at April 8, 2012 was $63.70, for a total of approximately $3.6 million. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Comprehensive Income
The Company’s comprehensive income was comprised of: net income; unrealized gains and losses on investments; unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments; and foreign currency translation adjustments, net of income taxes. Comprehensive income was as follows (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2012	April 10, 2011	April 8, 2012	April 10, 2011
Net income	$117,665	$89,935	$235,992	$178,665
Foreign currency translation adjustments	2,753	3,139	3,111	5,389
Reclassification adjustments for amounts included in net income	—	—	—	245
Change in unrealized gains and losses, net of income taxes	8	239	(15)	(17)
Comprehensive income	$120,426	$93,313	$239,088	$184,282

(10) Earnings per Share
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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2012	April 10, 2011	April 8, 2012	April 10, 2011
Net income (numerator for basic and diluted earnings per share)	$117,665	$89,935	$235,992	$178,665

Weighted average common shares outstanding (denominator for basic earnings per share)	182,161	174,686	180,649	173,606
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	2,442	2,438	2,192	2,008
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	184,603	177,124	182,841	175,614

Basic earnings per share	$0.65	$0.51	$1.31	$1.03

Diluted earnings per share	$0.64	$0.51	$1.29	$1.02

For the twelve and twenty-eight weeks ended April 8, 2012 the number of stock options excluded from the computation of diluted earnings per share due to their antidilutive effect was not material. The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 10, 2011 does not include options to purchase approximately 4.9 million shares and 6.8 million shares of common stock due to their antidilutive effect.

(11) Share-Based Payments
Total share-based payment expense before income taxes recognized during the twelve and twenty-eight weeks ended April 8, 2012 was approximately $8.5 million and $19.8 million, respectively. Share-based payment expense before income taxes recognized during the twelve and twenty-eight weeks ended April 10, 2011 was approximately $5.5 million and $12.8 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2012	April 10, 2011	April 8, 2012	April 10, 2011
Cost of goods sold and occupancy costs	$372	$288	$945	$658
Direct store expenses	4,473	2,894	10,363	6,619
General and administrative expenses	3,697	2,307	8,451	5,571
Share-based payment expense before income taxes	8,542	5,489	19,759	12,848
Income tax benefit	(3,236)	(1,999)	(7,454)	(4,870)
Net share-based payment expense	$5,306	$3,490	$12,305	$7,978

At April 8, 2012 and September 25, 2011, approximately 11.8 million shares and 11.7 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. At April 8, 2012 and September 25, 2011, there was approximately $75.1 million and $97.4 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 6.4 million shares and 6.5 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

(12) Commitments and Contingencies
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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. During the first quarter of fiscal year 2012, the federal district judge denied the plaintiff’s motion for class certification. Currently that decision is being appealed. The Company has not accrued any loss related to the outcome of this case as of April 8, 2012.

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

(13) Related Party Transactions
The Company provides ongoing support to two independent non-profit organizations: Whole Planet Foundation and Whole Kids Foundation (the “Foundations”). Whole Planet Foundation’s mission is to empower the poor through microcredit, with a focus on developing-world communities that supply the Company’s stores with product. Whole Kids Foundation is a non-profit organization dedicated to improving children’s nutrition through partnerships with schools, educators, and other organizations. Members of the Company’s management comprise the Board of Directors of each of the Foundations. Additionally, the Company provides administrative support and covers all operating costs and the overhead budget of the Foundations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
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

This information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2011.

General
Whole Foods Market, Inc. is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of April 8, 2012, we operated 320 stores: 307 stores in 38 U.S. states and the District of Columbia; 7 stores in Canada; and 6 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

We have worked very hard over the last couple of years to successfully improve our price image, particularly in perishables, and we are focused on improving our relative price positioning in the marketplace. We are hopeful we can continue to strike the right balance between rising product costs and our retail pricing based on our contracts, distribution, and tools to manage value.

Highlights for the Second Quarter of Fiscal Year 2012
We are pleased to report another consistently strong quarter, producing the best results in our 32-year history. For the twelve weeks ended April 8, 2012:

•	Sales increased 13.6% over the same period of the prior year to $2.67 billion driven by a 9.5% comparable store sales increase. Identical store sales increased 9.0% over the prior year;

•	Gross profit as a percentage of sales increased to 36.3%, a new record;

•	Operating income as a percentage of sales improved year-over-year for the twelfth consecutive quarter to 7.1%;

•	Diluted earnings per share increased 25.5% over the same period of the prior year to $0.64;

•	We produced $255.8 million in cash flow from operations and invested $101.9 million in capital expenditures;

•	The Company made a dividend payment to shareholders totaling $25.2 million; and

•	We had cash, restricted cash and investments totaling $1.30 billion.

Updated Outlook for Fiscal Year 2012
Our exceptional results during the twenty-eight weeks ended April 8, 2012 have given us the confidence to significantly raise our guidance for the full year. We are confident that our sales momentum and operating disciplines will create continued positive results for our shareholders. The following table provides additional information on the Company’s results through April 8, 2012 and expectations for the remainder of fiscal year 2012.

	Twenty-eight weeks ended April 8, 2012	Implied third and fourth quarters of fiscal year 2012	Estimated fiscal year 2012
Sales growth	13.2%	16.7% - 18.2%	14.8% - 15.6%
Comparable store sales growth	9.0%	7.2% - 8.8%	8.2% - 8.9%
Identical store sales growth	8.6%	7.0% - 8.6%	7.8% - 8.6%
General and administrative expenses	3.1%	3.1%	3.1%
Diluted earnings per share	$1.29	$1.15 - $1.18	$2.44 - $2.47
Diluted earnings per share growth	26.9%	25.0% - 28.0%	26.0% - 28.0%

Fiscal year 2012 is a 53-week fiscal year, with the extra week falling in the fourth fiscal quarter. The Company estimates the impact on earnings from the extra week to be $0.06 per share. On a 52-week to 52-week basis, excluding the impact of the extra week in the fourth fiscal quarter, the Company expects total sales growth of 13% and earnings per share growth of 23% to 25%.

The Company continues to expect ending square footage growth of 7% to 8% in fiscal year 2012. The Company expects capital expenditures for fiscal year 2012 to be in the range of approximately $410 million to $460 million, which includes the opening of 24 to 27 new stores.

Results of Operations
The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2012	April 10, 2011	April 8, 2012	April 10, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	63.7	64.4	64.6	65.0
Gross profit	36.3	35.6	35.4	35.0
Direct store expenses	25.5	25.9	25.6	26.1
General and administrative expenses	3.2	3.2	3.1	3.1
Pre-opening expenses	0.4	0.4	0.3	0.3
Relocation, store closure and lease termination costs	—	—	0.1	0.1
Operating income	7.1	6.0	6.3	5.4
Investment and other income, net of interest	0.1	—	0.1	—
Income before income taxes	7.2	6.1	6.3	5.4
Provision for income taxes	2.8	2.2	2.4	2.1
Net income	4.4%	3.8%	3.9%	3.3%
Figures may not sum due to rounding.

Sales for the twelve and twenty-eight weeks ended April 8, 2012 totaled approximately $2.67 billion and $6.06 billion, respectively, increasing 13.6% and 13.2%, respectively, over the same periods of the prior fiscal year. Comparable store sales increased 9.5% and 9.0% during the twelve and twenty-eight weeks ended April 8, 2012, respectively. As of April 8, 2012, there were 304 locations in the comparable store base. Identical store sales, excluding six relocations and two expansions, increased 9.0% during the twelve weeks ended April 8, 2012. During the twenty-eight weeks ended April 8, 2012, identical store sales increased 8.6% and excluded six relocations and three expansions. Relocations and expansions are removed from the comparable calculation to reduce the impact of square footage growth on the comparison. Comparable and identical store sales for the twelve and twenty-eight weeks ended April 8, 2012 include a positive impact of 55 basis points and 25 basis points, respectively, resulting from the shift of Easter from the third fiscal quarter of the prior year to the second fiscal quarter of the current year. At April 8, 2012, there were 21 stores that were opened or acquired fifty-two weeks or less which contributed approximately $128.8 million and $275.6 million to total sales during the twelve and twenty-eight weeks ended April 8, 2012, respectively. During the twelve weeks ended April 8, 2012, our transaction count in identical stores accelerated to 7.3% and our sales momentum continues to be broad-based across regions, departments, and store age classes.

The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 8, 2012 was approximately 36.3% and 35.4%, respectively, compared to approximately 35.6% and 35.0%, respectively, for the same periods of the prior fiscal year. Gross margin increased 70 basis points and 41 basis points for the twelve and twenty-eight weeks ended April 8, 2012, respectively, compared to the same periods of the prior fiscal year. The increase in gross profit as a percentage of sales for the twelve weeks ended April 8, 2012 was driven by equal improvements in occupancy costs and cost of goods sold as a percentage of sales, while the increase in the twenty-eight weeks ended April 8, 2012 was primarily driven by occupancy costs. Occupancy costs continue to be leveraged through strong disciplines through lease negotiation and were benefited by a milder winter through much of the United States during the second fiscal quarter. Improved cost of goods sold during the twelve weeks ended April 8, 2012 reflect a focus on stronger buying and inventory management, including better shrink control and lower days inventory is on hand. While we are very proud to have produced record margin results during the twelve weeks ended April 8, 2012, our longer term strategy has not changed, and while we have confidence that we can continue to deliver excellent results, our goal remains to consistently deliver gross profit on an annual basis within our historical range of 34% to 35%.

Direct store expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 8, 2012 were approximately 25.5% and 25.6%, respectively, compared to approximately 25.9% and 26.1%, respectively, for the same periods of the prior fiscal year. The 37 basis point and 52 basis point decrease in direct store expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 8, 2012, respectively, primarily reflects leverage in wages and depreciation expense.

General and administrative expenses as a percentage of sales were consistent for the twelve and twenty-eight weeks ended April 8, 2012 compared to the same periods of the prior fiscal year at approximately 3.2% and 3.1%, respectively.

Pre-opening expenses totaled approximately $10.5 million and $20.9 million for the twelve and twenty-eight weeks ended April 8, 2012, respectively, and approximately $9.5 million and $18.2 million, respectively, the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $1.3 million and $4.2 million for the twelve and twenty-eight weeks ended April 8, 2012, respectively, compared to approximately $1.0 million and $4.1 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2012	April 10, 2011	April 8, 2012	April 10, 2011
New stores	3	2	9	5
Relocated stores	—	1	—	1

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $2.3 million and $4.6 million for the twelve and twenty-eight weeks ended April 8, 2012, respectively, compared to approximately $0.7 million and $1.0 million, respectively, for the same periods of the prior fiscal year. The increase is primarily related to a reduction in interest expense due to the repayment of our term loan in fiscal year 2011.

Income taxes for the twelve and twenty-eight weeks ended April 8, 2012 resulted in an effective tax rate of approximately 38.6% compared to approximately 37.0% and 38.5%, respectively, for the same periods of the prior fiscal year.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Twenty-eight weeks ended
	April 8, 2012	April 10, 2011	April 8, 2012	April 10, 2011
Cost of goods sold and occupancy costs	$372	$288	$945	$658
Direct store expenses	4,473	2,894	10,363	6,619
General and administrative expenses	3,697	2,307	8,451	5,571
Share-based payment expense before income taxes	8,542	5,489	19,759	12,848
Income tax benefit	(3,236)	(1,999)	(7,454)	(4,870)
Net share-based payment expense	$5,306	$3,490	$12,305	$7,978

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in thousands):

	April 8, 2012	September 25, 2011
Cash and cash equivalents	$175,375	$212,004
Short-term investments - available-for-sale securities	881,945	442,320
Restricted cash	104,942	91,956
Total	$1,162,262	$746,280

Additionally, the Company had long-term investments in available-for-sale securities totaling approximately $140.0 million and $52.8 million at April 8, 2012 and September 25, 2011, respectively.

We generated cash flows from operating activities totaling approximately $516.7 million during the twenty-eight weeks ended April 8, 2012 compared to approximately $402.8 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $760.0 million for the twenty-eight weeks ended April 8, 2012 compared to approximately $220.0 million for the same period of the prior fiscal year. Net purchases of available-for-sale securities totaled approximately $532.2 million during the twenty-eight weeks ended April 8, 2012 compared to approximately $48.8 million in the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 8, 2012 totaled approximately $213.3 million, of which approximately $114.5 million was for new store development and approximately $98.7 million was for remodels and other additions. Capital expenditures for the twenty-eight weeks ended April 10, 2011 totaled approximately $169.6 million, of which approximately $89.5 million was for new store development and approximately $80.1 million was for remodels and other additions.

The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2011	Stores opened during fiscal year 2012	Properties tendered as of May 2, 2012	Total leases signed as of May 2, 2012 (1)
Number of stores (including relocations)	18	13	18	70
Number of relocations	6	—	3	9
New markets	—	4	7	21
Average store size (gross square feet)	39,400	34,900	34,000	35,400
Total square footage	708,700	454,200	612,700	2,499,500
Average tender period in months	12.5	7.5
Average pre-opening expense per store	$2.5 million
Average pre-opening rent per store	$1.2 million
(1) Includes leases for properties tendered

The Company expects to open 15 to 18 additional stores, including one to two relocations, during the remainder of fiscal year 2012. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 70 stores in our store development pipeline. The following table provides information about the Company’s estimated store openings for the next two fiscal years:

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

Net cash provided by financing activities was approximately $205.7 million for the twenty-eight weeks ended April 8, 2012 compared to net cash used in financing activities of approximately $155.2 million for the same period of the prior fiscal year.

Net proceeds to the Company from team members’ stock plans for the twenty-eight weeks ended April 8, 2012 totaled approximately $237.0 million compared to approximately $153.1 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At April 8, 2012 and September 25, 2011, approximately 11.8 million shares and 11.7 million shares of our common stock, respectively, were available for future stock incentive grants.

During the first quarter of fiscal year 2012, the Company’s Board of Directors announced a 40% increase in the quarterly dividend to $0.14 per common share. Following is a summary of dividends declared per common share during fiscal years 2012 and 2011 (in thousands, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2012:
November 2, 2011	$0.14	January 13, 2012	January 24, 2012	$25,230
March 9, 2012 (1)	0.14	April 5, 2012	April 17, 2012	25,610
Fiscal year 2011:
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572
June 7, 2011	0.10	June 24, 2011	July 5, 2011	17,700
September 8, 2011	0.10	September 19, 2011	September 29, 2011	17,827
(1) Dividend accrued at April 8, 2012

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

During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During the first quarter of fiscal year 2012, the Company repurchased 56,500 shares of Company common stock on the open market for a total of approximately $3.6 million. No additional repurchases of shares was made during the twelve weeks ended April 8, 2012, however we have committed to additional share repurchases through the remainder of fiscal year 2012. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations, and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The Company has a $350 million revolving line of credit that extends to August 28, 2012. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of its subsidiaries. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined by the agreement. At April 8, 2012 the Company was in compliance with all applicable debt covenants. At April 8, 2012 and September 25, 2011 the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was $350 million at April 8, 2012. The amount available to the Company at September 25, 2011 was effectively reduced to approximately $348.6 million by outstanding letters of credit totaling approximately $1.4 million. The Company had outstanding a $700 million, five-year term loan agreement due in 2012, with an outstanding balance of $490 million at September 26, 2010. During the twenty-eight weeks ended April 10, 2011, the Company repaid $300 million on the term loan and repaid the remainder throughout fiscal year 2011.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054.

The following table shows payments due by period on contractual obligations as of April 8, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$39,617	$2,104	$4,250	$4,125	$29,138
Operating lease obligations (1)	6,298,605	310,126	708,653	736,551	4,543,275
Total	$6,338,222	$312,230	$712,903	$740,676	$4,572,413
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 8, 2012 were approximately$10.5 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of April 8, 2012, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $1.0 million for the twenty-eight weeks ended April 8, 2012 compared to an increase of approximately $2.4 million for the same period of the prior fiscal year. These changes principally reflect the relative strengthening of the Canadian dollar and pound sterling compared to the U.S. dollar during these periods.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 8, 2012 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 7 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

On October 27, 2008, Whole Foods Market was served with the complaint in Kottaras v. Whole Foods Market, Inc., a putative class action filed in the United States District Court for the District of Columbia, seeking treble damages, equitable, injunctive, and declaratory relief and alleging that the acquisition and merger between Whole Foods Market and Wild Oats violates various provisions of the federal antitrust laws. During first quarter of fiscal year 2012, the federal district judge denied the plaintiff’s motion for class certification. Currently that decision is being appealed. The Company has not accrued any loss related to the outcome of this case as of April 8, 2012.

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

Item 5. Other Information

Amendment to Whole Foods Executive Retention Plan and Non-Compete Arrangement

Plan Description and 2010 Agreements
During fiscal year 2010, the Company entered into agreements (the “2010 Agreements”) pursuant to its Executive Retention Plan and Non-Compete Arrangement (the “Plan”) with certain members of the Company’s management. In keeping with his voluntary decision in 2007 to reduce his annual salary to $1 and forgo earning any future cash compensation, stock awards and options awards, John Mackey, Co-Chief Executive Officer, opted not to execute such agreement.

Pursuant to the Plan and the 2010 Agreements, if a covered person’s employment is terminated (a) by the Company other than for “cause” (as defined in the Plan) or (b) by the covered person, and, within 45 days of termination, the covered person signs a release, then, subject to the covered person’s continued compliance with the confidentiality, non-compete, non-solicitation, non-disparagement and other restrictions of the Plan, the covered person will receive certain non-compete benefits from the Company, including: (i) immediate vesting of all restricted stock, stock options and other similar awards and (ii) up to a designated non-compete payment for a maximum of five years, paid in equal, semiannual installments; provided, that if the covered person voluntarily terminates employment for a reason other than “good reason” (as defined in the Plan), “disability” (as defined in the Plan) or death, then, unless the covered person has held his or her current position or one of several other designated positions with the Company for 15 years or more, such payment will be reduced by 20% for each year below 15 years of employment in a designated position.

Additionally, for the two-year period following a change of control, the Plan and 2010 Agreements provide the covered person with guaranteed compensation and participation in benefit plans and, if the covered person is terminated other than for “cause” (as defined in the Plan) or terminates employment with “good reason” (as defined in the Plan) during that period, a lump sum payment equal to three times the covered person’s annual compensation.

The 2010 Agreements with Walter Robb, A.C. Gallo, Glenda Flanagan and Jim Sud also provide that if the covered person voluntarily terminates employment for a reason other than a “good reason” (as defined in the Plan), “disability” (as defined in the Plan) or death, the non-compete benefits described two paragraphs above shall not be automatically set, but instead are subject to future negotiation.

Amendments to Plan and 2010 Agreements / Promotions of New Executive Vice Presidents
On May 16, 2012, the Board of Directors approved the following amendments to the Plan and the 2010 Agreements with Walter Robb, A.C. Gallo, Glenda Flanagan and Jim Sud to provide: (i) the minimum non-compete payment that may be negotiated following a voluntary termination is a percentage of the maximum non-compete payment (that percentage is 0% until October 1, 2012, becomes 20% on October 1, 2012, and increases by an additional 20% on each anniversary of October 1, 2012 until October 1, 2016) and (ii) the maximum potential non-compete payment would not be reduced based on the length of time the person has been in his or her current position or another designated position.

On May 16, 2012, the Board of Directors also approved amendments to the 2010 Agreements with David Lannon and Ken Meyer, based on their recent promotions, (the “Promotion Agreements”) to increase the amount of the maximum semi-annual non-compete payment for each of them to $400,000, adjusted to reflect the increase, if any, in the Consumer Price Index. To make the Promotion Agreements consistent with the 2010 Agreements of our other Executive Team Members, the Promotion Agreements also include the provisions described in the preceding paragraph and provide that if the covered person voluntarily terminates employment for a reason other than a “good reason” (as defined in the Plan), “disability” (as defined in the Plan) or death, the non-compete benefits shall not be automatically set, but instead are subject to future negotiation.

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation of the Registrant, dated March 9, 2012
Exhibit 31.1	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a)
Exhibit 31.2	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 31.3	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended April 8, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

(1)
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

WHOLE FOODS MARKET, INC.

Date:	May 17, 2012	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)