Form 10-Q
period 2012-07-01
WHOLE FOODS MARKET INC
filed 2012-08-03
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2012; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 27, 2012 was 184,667,400 shares.

Whole Foods Market, Inc.
Form 10-Q

Page Number

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited), July 1, 2012 and September 25, 2011	3

Consolidated Statements of Operations (unaudited), for the twelve and forty weeks ended July 1, 2012 and July 3, 2011	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited), for the forty weeks ended July 1, 2012 and fiscal year ended September 25, 2011	5

Consolidated Statements of Cash Flows (unaudited), for the forty weeks ended July 1, 2012 and July 3, 2011	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 6. Exhibits	23

Signature	24

Part I. Financial Information

Item 1. Financial Statements

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
July 1, 2012 and September 25, 2011
(In thousands)

Assets	2012	2011
Current assets:
Cash and cash equivalents	$135,457	$212,004
Short-term investments - available-for-sale securities	933,486	442,320
Restricted cash	104,334	91,956
Accounts receivable	178,841	175,310
Merchandise inventories	375,713	336,799
Prepaid expenses and other current assets	70,208	73,579
Deferred income taxes	127,519	121,176
Total current assets	1,925,558	1,453,144
Property and equipment, net of accumulated depreciation and amortization	2,111,840	1,997,212
Long-term investments - available-for-sale securities	282,740	52,815
Goodwill	662,938	662,938
Intangible assets, net of accumulated amortization	63,527	67,234
Deferred income taxes	33,098	50,148
Other assets	9,185	8,584
Total assets	$5,088,886	$4,292,075

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$364	$466
Accounts payable	239,579	236,913
Accrued payroll, bonus and other benefits due team members	319,989	281,587
Dividends payable	25,836	17,827
Other current liabilities	371,470	342,568
Total current liabilities	957,238	879,361
Long-term capital lease obligations, less current installments	18,756	17,439
Deferred lease liabilities	418,687	353,776
Other long-term liabilities	52,900	50,194
Total liabilities	1,447,581	1,300,770

Shareholders’ equity:
Common stock, no par value, 600,000 and 300,000 shares authorized; 184,900 and 178,886 shares issued; 184,554 and 178,886 shares outstanding at 2012 and 2011, respectively	2,523,024	2,120,972
Common stock in treasury, at cost	(28,599)	—
Accumulated other comprehensive income (loss)	222	(164)
Retained earnings	1,146,658	870,497
Total shareholders’ equity	3,641,305	2,991,305
Commitments and contingencies
Total liabilities and shareholders’ equity	$5,088,886	$4,292,075

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Sales	$2,727,279	$2,399,781	$8,788,501	$7,753,954
Cost of goods sold and occupancy costs	1,745,910	1,551,101	5,659,307	5,029,717
Gross profit	981,369	848,680	3,129,194	2,724,237
Direct store expenses	689,917	620,827	2,242,613	2,020,193
General and administrative expenses	87,439	73,073	277,715	237,245
Pre-opening expenses	11,997	11,784	32,898	29,967
Relocation, store closure and lease termination costs	3,828	2,371	8,059	6,520
Operating income	188,188	140,625	567,909	430,312
Investment and other income, net of interest	2,119	1,672	6,752	2,649
Income before income taxes	190,307	142,297	574,661	432,961
Provision for income taxes	73,458	53,825	221,820	165,824
Net income	$116,849	$88,472	$352,841	$267,137

Basic earnings per share	$0.64	$0.50	$1.94	$1.53
Weighted average shares outstanding	183,729	176,444	181,570	174,457

Diluted earnings per share	$0.63	$0.50	$1.92	$1.51
Weighted average shares outstanding, diluted basis	185,907	178,610	183,758	176,513

Dividends declared per common share	$0.14	$0.10	$0.42	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)
Forty weeks ended July 1, 2012 and fiscal year ended September 25, 2011
(In thousands)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 26, 2010	172,033	$1,773,897	$—	$791	$598,570	$2,373,258
Net income	—	—	—	—	342,612	342,612
Foreign currency translation adjustments	—	—	—	(1,209)	—	(1,209)
Reclassification adjustments for amounts included in net income	—	—	—	245	—	245
Change in unrealized gains and losses, net of income taxes	—	—	—	9	—	9
Comprehensive income						341,657
Dividends ($0.40 per common share)	—	—	—	—	(70,447)	(70,447)
Issuance of common stock pursuant to team member stock plans	6,857	301,591	—	—	—	301,591
Excess tax benefit related to exercise of team member stock options	—	18,225	—	—	—	18,225
Share-based payment expense	—	27,259	—	—	—	27,259
Other	(4)	—	—	—	(238)	(238)
Balances at September 25, 2011	178,886	2,120,972	—	(164)	870,497	2,991,305
Net income	—	—	—	—	352,841	352,841
Foreign currency translation adjustments	—	—	—	524	—	524
Change in unrealized gains and losses, net of income taxes	—	—	—	(138)	—	(138)
Comprehensive income						353,227
Dividends ($0.42 per common share)	—	—	—	—	(76,680)	(76,680)
Issuance of common stock pursuant to team member stock plans	6,014	321,489	—	—	—	321,489
Purchase of treasury stock	(346)	—	(28,599)	—	—	(28,599)
Excess tax benefit related to exercise of team member stock options	—	51,424	—	—	—	51,424
Share-based payment expense	—	29,139	—	—	—	29,139
Balances at July 1, 2012	184,554	$2,523,024	$(28,599)	$222	$1,146,658	$3,641,305

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Forty weeks ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities
Net income	$352,841	$267,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,901	219,082
Loss on disposition of fixed assets	1,529	1,478
Share-based payment expense	29,139	19,090
LIFO expense	2,000	6,500
Deferred income tax expense	10,822	45,916
Excess tax benefit related to exercise of team member stock options	(38,858)	(16,934)
Accretion of premium/discount on marketable securities	8,878	4,613
Deferred lease liabilities	58,717	42,501
Other	1,827	(216)
Net change in current assets and liabilities:
Accounts receivable	(12,088)	(20,692)
Merchandise inventories	(40,805)	(30,483)
Prepaid expenses and other current assets	3,062	(29,262)
Accounts payable	2,549	14,600
Accrued payroll, bonus and other benefits due team members	38,338	27,766
Other current liabilities	71,812	50,191
Net change in other long-term liabilities	2,668	(6,427)
Net cash provided by operating activities	727,332	594,860
Cash flows from investing activities
Development costs of new locations	(188,770)	(156,048)
Other property and equipment expenditures	(137,225)	(115,530)
Purchase of available-for-sale securities	(2,303,463)	(924,287)
Sale of available-for-sale securities	1,569,715	1,057,312
Decrease (increase) in restricted cash and marketable securities	(8,824)	326
Other investing activities	(2,080)	(4,341)
Net cash used in investing activities	(1,070,647)	(142,568)
Cash flows from financing activities
Common stock dividends paid	(68,671)	(34,920)
Issuance of common stock	325,233	210,927
Purchase of treasury stock	(28,599)	—
Excess tax benefit related to exercise of team member stock options	38,858	16,934
Payments on long-term debt and capital lease obligations	(221)	(490,258)
Net cash provided by (used in) financing activities	266,600	(297,317)
Effect of exchange rate changes on cash and cash equivalents	168	2,136
Net change in cash and cash equivalents	(76,547)	157,111
Cash and cash equivalents at beginning of period	212,004	131,996
Cash and cash equivalents at end of period	$135,457	$289,107

Supplemental disclosures of cash flow information:
Interest paid	$2,032	$15,060
Federal and state income taxes paid	$154,245	$144,347

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
July 1, 2012

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

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Sales:
United States	96.7%	96.8%	96.8%	96.9%
Canada and United Kingdom	3.3	3.2	3.2	3.1
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	July 1, 2012	September 25, 2011
Long-lived assets, net:
United States	95.6%	95.9%
Canada and United Kingdom	4.4	4.1
Total long-lived assets, net	100.0%	100.0%

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends ASC 350, “Intangibles - Goodwill and Other.” The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The provisions are effective for the Company’s first quarter of the fiscal year ending September 29, 2013. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company holds money market fund investments that are classified as cash equivalents that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. The Company also holds available-for-sale securities generally consisting of state and local municipal obligations and variable rate demand notes which hold high credit ratings. These instruments are valued using a series of multi-dimensional relational models and series of matrices with standard inputs obtained from readily available pricing sources and other observable market data, such as benchmark yields and base spread. Investments are stated at fair value with unrealized gains and losses, net of related tax effect, included as a component of shareholders’ equity until realized. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged against net earnings.

The carrying amounts of trade and other accounts receivable, trade accounts payable, accrued payroll, bonuses and team member benefits, and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value.

The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

July 1, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$31,139	$—	$—	$31,139
Municipal bonds	—	7,650	—	7,650
Marketable securities - available-for-sale:
Municipal bonds	—	875,027	—	875,027
Corporate bonds	—	5,195	—	5,195
Commercial paper	—	2,999	—	2,999
Variable rate demand notes	—	333,005	—	333,005
Total	$31,139	$1,223,876	$—	$1,255,015

September 25, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$59,157	$—	$—	$59,157
Municipal bonds	—	3,791	—	3,791
Commercial paper	—	12,998	—	12,998
Marketable securities - available-for-sale:
Municipal bonds	—	316,662	—	316,662
Corporate bonds	—	5,361	—	5,361
Commercial paper	—	67,964	—	67,964
Variable rate demand notes	—	105,148	—	105,148
Total	$59,157	$511,924	$—	$571,081

Assets Measured at Fair Value on a Nonrecurring Basis
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. The fair value, based on hierarchy input Level 3, is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections. Fair value may also be reduced to zero based on a review of the future benefit the Company anticipates receiving from certain software or intangible assets. Fair value adjustments reduced the carrying value of related long-lived assets to zero and were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Direct store expenses	$24	$31	$44	$532
General and administrative expenses	4	—	1,182	—
Relocation, store closure and lease termination costs	1,300	76	1,300	156
Total impairment of long-lived assets	$1,328	$107	$2,526	$688

(4) Investments
The Company holds investments in marketable securities, generally municipal bonds, corporate bonds, commercial paper and variable rate demand notes, that are classified as either short- or long-term available-for-sale securities. The Company held the following investments as of the dates indicated (in thousands):

July 1, 2012	Adjusted cost	Unrealized gains	Unrealized losses	Fair value
Short-term marketable securities - available-for-sale:
Municipal bonds	$592,280	$153	$(146)	$592,287
Corporate bonds	5,170	25	—	5,195
Commercial paper	2,997	2	—	2,999
Variable rate demand notes	333,005	—	—	333,005
Total short-term marketable securities	$933,452	$180	$(146)	$933,486
Long-term marketable securities - available-for-sale:
Municipal bonds	$282,639	$240	$(139)	$282,740
Total long-term marketable securities	$282,639	$240	$(139)	$282,740

September 25, 2011	Adjusted cost	Unrealized gains	Unrealized losses	Fair value
Short-term marketable securities - available-for-sale:
Municipal bonds	$268,945	$279	$(16)	$269,208
Commercial paper	67,950	14	—	67,964
Variable rate demand notes	105,148	—	—	105,148
Total short-term marketable securities	$442,043	$293	$(16)	$442,320
Long-term marketable securities - available-for-sale:
Municipal bonds	$47,387	$77	$(10)	$47,454
Corporate bonds	5,345	16	—	5,361
Total long-term marketable securities	$52,732	$93	$(10)	$52,815

At July 1, 2012 and September 25, 2011, available-for-sale securities totaling approximately $479.6 million and $74.5 million, respectively, were in unrealized loss positions.

At July 1, 2012, the average effective maturity of the Company’s short- and long-term investments was approximately 5 months and 16 months, respectively, compared to approximately 4 months and 15 months, respectively, at September 25, 2011.

(5) Intangible Assets
The components of intangible assets were as follows (in thousands):

	July 1, 2012		September 25, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$95,429	$(34,337)	$96,019	$(31,660)
Definite-lived marketing-related and other	1,372	(1,060)	1,547	(420)
Indefinite-lived contract-based	2,123		1,748
	$98,924	$(35,397)	$99,314	$(32,080)

Amortization associated with intangible assets totaled approximately $1.3 million and $4.4 million for the twelve and forty weeks ended July 1, 2012, respectively, and approximately $1.6 million and $5.4 million, respectively, for the same periods of the prior fiscal year. Future amortization associated with the net carrying amount of definite-lived intangible assets is estimated to be approximately as follows (in thousands):

Remainder of fiscal year 2012	$1,326
Fiscal year 2013	4,512
Fiscal year 2014	4,463
Fiscal year 2015	4,338
Fiscal year 2016	4,213
Future fiscal years	42,552
$61,404

(6) Reserves for Closed Properties
Following is a summary of store closure reserve activity during the forty weeks ended July 1, 2012 and fiscal year ended September 25, 2011 (in thousands):

	July 1, 2012	September 25, 2011
Beginning balance	$44,702	$59,298
Additions	3,225	4,706
Usage	(7,676)	(17,805)
Adjustments	1,866	(1,497)
Ending balance	$42,117	$44,702

Additions to store closure reserves relate to the accretion of interest on existing reserves and three new closures. Usage included approximately $7.7 million in ongoing cash rental payments during the forty weeks ended July 1, 2012. During the fiscal year ended September 25, 2011, usage included approximately $10.1 million in ongoing cash rental payments and approximately $7.7 million in termination fees related to certain idle properties. Additionally, the Company recorded reserve adjustments of approximately $3.7 million during the fiscal year ended September 25, 2011, offset to goodwill.

(7) Long-Term Debt
The Company has a $350 million revolving line of credit that extends to August 28, 2012. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of its subsidiaries. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined by the agreement. At July 1, 2012, the Company was in compliance with all applicable debt covenants. At July 1, 2012 and September 25, 2011, the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was $350 million at July 1, 2012. The amount available to the Company at September 25, 2011 was effectively reduced to approximately $348.6 million by outstanding letters of credit totaling approximately $1.4 million. The Company had outstanding a $700 million, five-year term loan agreement due in 2012, with an outstanding balance of $490 million at September 26, 2010, which was repaid during the forty weeks ended July 3, 2011.

(8) Income Taxes
Income taxes for both the twelve and forty weeks ended July 1, 2012 resulted in an effective tax rate of approximately 38.6%, compared to approximately 37.8% and 38.3%, respectively, for the same periods of the prior fiscal year. Income taxes receivable totaled approximately $9.5 million and $14.8 million at July 1, 2012 and September 25, 2011, respectively.

(9) Shareholders’ Equity
Dividends per Common Share
During the twelve weeks ended July 1, 2012, the Company’s Board of Directors declared a cash dividend to shareholders of $0.14 per common share, payable on July 10, 2012 to shareholders of record on June 29, 2012. Approximately $25.8 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at July 1, 2012. During fiscal year 2011, the Company’s Board of Directors declared cash dividends to shareholders totaling $0.40 per common share resulting in dividend payments of approximately $70.4 million, of which approximately $17.8 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at September 25, 2011.

Common Stock
During the second quarter of fiscal year 2012, the Company’s shareholders approved an increase in the number of authorized shares of the Company’s common stock from 300 million to 600 million.

Treasury Stock
During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a $200 million stock repurchase program through November 1, 2013. The Company repurchased approximately 289,000 shares and 346,000 shares of the Company’s common stock on the open market during the twelve and forty weeks ended July 1, 2012, respectively. The total cost of shares held in treasury at July 1, 2012 was approximately $28.6 million. The average price per share paid for shares held in treasury was $86.40 and $82.69 from repurchases during the twelve and forty weeks ended July 1, 2012, respectively. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors.

Comprehensive Income
The Company’s comprehensive income was comprised of: net income; unrealized gains and losses on investments; foreign currency translation adjustments; and unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments, net of income taxes. Comprehensive income was as follows (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$116,849	$88,472	$352,841	$267,137
Foreign currency translation adjustments	(2,587)	(1,188)	524	4,201
Reclassification adjustments for amounts included in net income	—	—	—	245
Change in unrealized gains and losses, net of income taxes	(123)	31	(138)	14
Comprehensive income	$114,139	$87,315	$353,227	$271,597

(10) Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options and the dilutive effect of restricted stock awards.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income (numerator for basic and diluted earnings per share)	$116,849	$88,472	$352,841	$267,137

Weighted average common shares outstanding	183,734	176,444	181,574	174,457
Less: Unvested restricted stock	(5)	—	(4)	—
Weighted average common shares outstanding (denominator for basic earnings per share)	183,729	176,444	181,570	174,457
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	2,176	2,166	2,187	2,056
Dilutive impact of restricted stock	2	—	1	—
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	185,907	178,610	183,758	176,513

Basic earnings per share	$0.64	$0.50	$1.94	$1.53

Diluted earnings per share	$0.63	$0.50	$1.92	$1.51

The computation of diluted earnings per share for the twelve and forty weeks ended July 1, 2012 does not include options to purchase approximately 1.8 million shares and 0.5 million shares of common stock, respectively, due to their antidilutive effect. For the twelve and forty weeks ended July 3, 2011, the computation of diluted earnings per share does not include options to purchase approximately 5.9 million shares and 6.5 million shares of common stock, respectively, due to their antidilutive effect.

(11) Share-Based Payments
Total share-based payment expense before income taxes recognized during the twelve and forty weeks ended July 1, 2012 was approximately $9.4 million and $29.1 million, respectively, compared to approximately $6.2 million and $19.1 million, respectively, for the same periods of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of goods sold and occupancy costs	$352	$308	$1,297	$966
Direct store expenses	4,567	3,086	14,930	9,705
General and administrative expenses	4,461	2,848	12,912	8,419
Share-based payment expense before income taxes	9,380	6,242	29,139	19,090
Income tax benefit	(3,515)	(2,322)	(10,968)	(7,198)
Net share-based payment expense	$5,865	$3,920	$18,171	$11,892

Stock Options
At July 1, 2012 and September 25, 2011, approximately 8.3 million shares and 11.7 million shares of the Company’s common stock, respectively, were available for future stock incentive grants.

On May 11, 2012, the Company issued its annual grant of options to team members and directors. The following table summarizes option activity during the forty weeks ended July 1, 2012 (in thousands, except per share amounts and contractual lives in years):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding options at September 25, 2011	13,640	$48.99
Options granted	3,610	88.46
Options exercised	(5,967)	53.37
Options expired	(49)	52.05
Options forfeited	(271)	47.59
Outstanding options at July 1, 2012	10,963	$59.55	5.34	$392,140
Vested/expected to vest at July 1, 2012	10,101	$58.45	5.27	$372,436
Exercisable options at July 1, 2012	3,030	$40.32	3.40	$166,651

The weighted average fair value per option granted during the forty weeks ended July 1, 2012 was $27.30. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $161.0 million. At July 1, 2012 and September 25, 2011, there was approximately $147.1 million and $97.4 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 7.1 million shares and 6.5 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately 3.5 years.

A summary of options outstanding and exercisable at July 1, 2012 follows (share amounts in thousands):

Range of Exercise Prices		Options Outstanding			Options Exercisable
From	To	Number of options outstanding	Weighted average exercise price	Weighted average remaining life (in years)	Number of options exercisable	Weighted average exercise price
$11.12	$25.30	1,322	$18.60	3.78	750	$18.53
27.62	36.97	610	27.88	1.04	590	27.66
40.83	56.99	2,219	40.85	5.40	716	40.83
62.49	66.81	3,228	63.07	5.09	974	64.40
81.62	88.54	3,584	88.46	6.84	—	—
Total		10,963	$59.55	5.34	3,030	$40.32

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011
Expected dividend yield	0.800%	0.698%
Risk-free interest rate	0.58%	1.76%
Expected volatility	40.89%	43.84%
Expected life, in years	4.14	4.18

Risk-free interest rate is based on the U.S. Treasury yield curve on the date of the grant for the time period equal to the expected term of the grant. Expected volatility is calculated using a ratio of implied volatility based on the Newton-Raphson method of bisection, and four or six year historical volatilities based on the expected life of each tranche of options. The Company determined the use of implied volatility versus historical volatility represents a more accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five or seven years. Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised halfway between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. In addition to the above valuation assumptions, the Company estimates an annual forfeiture rate for unvested options and adjusts fair value expense accordingly. The Company monitors actual forfeiture activity and adjusts the rate from time to time as necessary.

Restricted Stock
During the forty weeks ended July 1, 2012, the Company awarded 5,700 shares of restricted common stock pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date totaled approximately $0.4 million and vests over a three-year term. The Company recorded approximately $0.1 million of share-based payment expense related to this transaction, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations.

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

General
Whole Foods Market, Inc. is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of July 1, 2012, we operated 328 stores: 315 stores in 38 U.S. states and the District of Columbia; 7 stores in Canada; and 6 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude sales from relocated stores and remodeled stores with expansions in square footage greater than 20% from the comparable calculation to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week.

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

Highlights for the Third Quarter of Fiscal Year 2012
In an economic environment that is proving to be difficult for many retailers, we are thriving and pleased to report another quarter of strong growth and excellent results for our stakeholders. For the twelve weeks ended July 1, 2012:

•	Sales increased 13.6% over the same period of the prior year to $2.73 billion driven by an 8.2% comparable store sales increase. Identical store sales increased 8.0% over the prior year;

•	Gross profit as a percentage of sales was 36.0%;

•	Operating income as a percentage of sales totaled 6.9%;

•	Diluted earnings per share increased 26.9% over the same period of the prior year to $0.63;

•	Return on invested capital increased 192 basis points to 15.2%;

•	We produced $211.3 million in cash flow from operations and invested $112.7 million in capital expenditures; and

•	We had cash, restricted cash and investments totaling $1.46 billion.

Updated Outlook for Fiscal Year 2012 and Initial Outlook for Fiscal Year 2013
Based on our strong results for the twelve weeks ended July 1, 2012 and our higher expectations for the fourth fiscal quarter, we have raised our fiscal year 2012 guidance for operating margin to 6.4% and our diluted earnings per share range by $0.05 to $0.07. Our new fiscal year diluted earnings per share range of $2.51 to $2.52 includes the estimated impact on earnings from the extra week in the fourth fiscal quarter of approximately $0.06 per diluted share. The following table provides additional information on the Company’s results through July 1, 2012 and updated expectations for the remainder of fiscal year 2012.

	Forty weeks ended July 1, 2012	Implied fourth quarter of fiscal year 2012	Estimated fiscal year 2012
Sales growth	13.3%	22.9% - 23.9%	15.6% - 15.8%
Comparable store sales growth	8.8%	7.8% - 8.8%	8.6% - 8.8%
Identical store sales growth	8.4%	7.6% - 8.6%	8.2% - 8.4%
General and administrative expenses	3.2%	3.2%	3.2%
Diluted earnings per share	$1.92	$0.59 - $0.60	$2.51 - $2.52
Diluted earnings per share growth	26.9%	40.0% - 43.0%	30.0% - 31.0%

Fiscal year 2012 is a 53-week fiscal year, with the extra week falling in the fourth fiscal quarter. On a 52-week to 52-week basis, excluding the impact of the extra week in the fourth fiscal quarter, the Company expects total sales growth of 13% to 14% and earnings per share growth of 27%.

The Company expects ending square footage growth of 7% in fiscal year 2012. The Company expects capital expenditures for fiscal year 2012 to be in the range of approximately $440 million to $450 million, which includes the opening of 25 new stores.

For fiscal year 2013, on a 52-week to 52-week basis, the Company expects sales growth approximately in line with fiscal year 2012, comparable store sales growth of 6.5% to 8.5%, identical store sales growth of 6.0% to 8.0%, and diluted earnings per share of $2.83 to $2.87, a year-over-year increase of 16% to 17%. The Company expects ending square footage growth of 7% to 8%, based on the opening of 28 to 32 new stores, four to six of which will be relocations.

Results of Operations
The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.0	64.6	64.4	64.9
Gross profit	36.0	35.4	35.6	35.1
Direct store expenses	25.3	25.9	25.5	26.1
General and administrative expenses	3.2	3.0	3.2	3.1
Pre-opening expenses	0.4	0.5	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.1	0.1
Operating income	6.9	5.9	6.5	5.5
Investment and other income, net of interest	0.1	0.1	0.1	—
Income before income taxes	7.0	5.9	6.5	5.6
Provision for income taxes	2.7	2.2	2.5	2.1
Net income	4.3%	3.7%	4.0%	3.4%
Figures may not sum due to rounding.

Sales for the twelve and forty weeks ended July 1, 2012 totaled approximately $2.73 billion and $8.79 billion, respectively, increasing 13.6% and 13.3%, respectively, over the same periods of the prior fiscal year. Comparable store sales increased 8.2% and 8.8% during the twelve and forty weeks ended July 1, 2012, respectively. As of July 1, 2012, there were 307 locations in the comparable store base. Identical store sales, excluding six relocations and two expansions, increased 8.0% during the twelve weeks ended July 1, 2012. During the forty weeks ended July 1, 2012, identical store sales increased 8.4% and excluded six relocations and three expansions. Relocations and expansions are removed from the comparable calculation to reduce the impact of square footage growth on the comparison. Comparable and identical store sales for the twelve weeks ended July 1, 2012 include a negative impact of 62 basis points resulting from the shift of Easter from the third fiscal quarter of the prior year to the second fiscal quarter of the current year. At July 1, 2012, there were 24 stores that were opened or acquired fifty-two weeks or less which contributed approximately $121.7 million and $262.6 million to total sales during the twelve and forty weeks ended July 1, 2012, respectively. During the twelve weeks ended July 1, 2012, our transaction count in identical stores moderated to 6.4%, including a negative impact of three basis points resulting from the shift of Easter from the third fiscal quarter of the prior year to the second fiscal quarter of the current year.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 1, 2012 was approximately 36.0% and 35.6%, respectively, compared to approximately 35.4% and 35.1%, respectively, for the same periods of the prior fiscal year. Gross margin increased 62 basis points and 47 basis points for the twelve and forty weeks ended July 1, 2012, respectively, compared to the same periods of the prior fiscal year. The increase in gross profit as a percentage of sales for the twelve weeks ended July 1, 2012 was driven primarily by equal improvements in occupancy costs and cost of goods sold as a percentage of sales, while the increase in the forty weeks ended July 1, 2012 was primarily driven by occupancy cost improvements. Occupancy costs continue to be leveraged through strong disciplines through lease negotiation and were benefited by milder weather through much of the United States during the third fiscal quarter. Improved cost of goods sold during the twelve weeks ended July 1, 2012 reflect a focus on stronger buying and inventory management, including better shrink control and lower days inventory is on hand. We are confident that we will continue to see leverage in occupancy expenses, improvement in shrink control, and incremental leverage on the buy side. However, we think that leverage will be offset with our price investments as we continue to try to make ourselves more competitive relative to the marketplace.

Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 1, 2012 were approximately 25.3% and 25.5%, respectively, compared to approximately 25.9% and 26.1%, respectively, for the same periods of the prior fiscal year. The 57 basis point and 54 basis point decrease in direct store expenses as a percentage of sales for the twelve and forty weeks ended July 1, 2012, respectively, primarily reflects leverage in healthcare expense and wages.

General and administrative expenses as a percentage of sales were consistent for the twelve and forty weeks ended July 1, 2012 at approximately 3.2% compared to approximately 3.0% and 3.1%, respectively, for the same periods of the prior fiscal year. The 16 basis point and 10 basis point increase in general and administrative expenses as a percentage of sales for the twelve and forty weeks ended July 1, 2012, respectively, was impacted by our higher stock price, resulting in increases in share-based payment related expenses.

Pre-opening expenses totaled approximately $12.0 million and $32.9 million for the twelve and forty weeks ended July 1, 2012, respectively, and approximately $11.8 million and $30.0 million, respectively, the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $3.8 million and $8.1 million for the twelve and forty weeks ended July 1, 2012, respectively, compared to approximately $2.4 million and $6.5 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
New stores	8	4	17	9
Relocated stores	1	3	1	4

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $2.1 million and $6.8 million for the twelve and forty weeks ended July 1, 2012, respectively, compared to approximately $1.7 million and $2.6 million, respectively, for the same periods of the prior fiscal year. The increase is primarily related to a reduction in interest expense due to the repayment of our term loan in fiscal year 2011.

Income taxes for the twelve and forty weeks ended July 1, 2012 resulted in an effective tax rate of approximately 38.6% compared to approximately 37.8% and 38.3%, respectively, for the same periods of the prior fiscal year.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of goods sold and occupancy costs	$352	$308	$1,297	$966
Direct store expenses	4,567	3,086	14,930	9,705
General and administrative expenses	4,461	2,848	12,912	8,419
Share-based payment expense before income taxes	9,380	6,242	29,139	19,090
Income tax benefit	(3,515)	(2,322)	(10,968)	(7,198)
Net share-based payment expense	$5,865	$3,920	$18,171	$11,892

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding Return on Invested Capital (“ROIC”) as additional information about its operating results. This measure is not in accordance with, or an alternative to, GAAP. We believe that ROIC provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation.

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings are annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital represents a trailing four-quarter average.

	Twelve weeks ended		Forty weeks ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$116,849	$88,472	$352,841	$267,137
Interest expense, net of taxes	86	165	130	2,395
Adjusted earnings	116,935	88,637	352,971	269,532
Total rent expense, net of taxes (1)	48,200	45,084	156,983	146,565
Estimated depreciation on capitalized operating leases, net of tax (2)	(32,133)	(30,056)	(104,655)	(97,710)
Adjusted earnings, including interest related to operating leases	133,002	103,665	405,299	318,387

Annualized adjusted earnings	$506,718	$384,094	$458,862	$350,392
Annualized adjusted earnings, including interest related to operating leases	$576,342	$449,215	$526,889	$413,903

Average working capital, excluding current portion of long-term debt	$817,921	$453,139	$817,921	$453,139
Average property and equipment, net	2,041,235	1,922,665	2,041,235	1,922,665
Average other assets	915,603	896,410	915,603	896,410
Average other liabilities	(438,285)	(377,486)	(438,285)	(377,486)
Average invested capital	$3,336,474	$2,894,728	$3,336,474	$2,894,728
Average estimated asset base of capitalized operating leases (3)	2,640,875	2,451,152	2,640,875	2,451,152
Average invested capital, adjusted for capitalization of operating leases	$5,977,349	$5,345,880	$5,977,349	$5,345,880

ROIC	15.2%	13.3%	13.8%	12.1%
ROIC, adjusted for capitalization of operating leases	9.6%	8.4%	8.8%	7.7%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in thousands):

	July 1, 2012	September 25, 2011
Cash and cash equivalents	$135,457	$212,004
Short-term investments - available-for-sale securities	933,486	442,320
Restricted cash	104,334	91,956
Total	$1,173,277	$746,280

Additionally, the Company had long-term investments in available-for-sale securities totaling approximately $282.7 million and $52.8 million at July 1, 2012 and September 25, 2011, respectively.

We generated cash flows from operating activities totaling approximately $727.3 million during the forty weeks ended July 1, 2012 compared to approximately $594.9 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $1.07 billion for the forty weeks ended July 1, 2012 compared to approximately $142.6 million for the same period of the prior fiscal year. Net purchases of available-for-sale securities totaled approximately $733.7 million during the forty weeks ended July 1, 2012 compared to net sales of approximately $133.0 million in the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 1, 2012 totaled approximately $326.0 million, of which approximately $188.8 million was for new store development and approximately $137.2 million was for remodels and other additions. Capital expenditures for the forty weeks ended July 3, 2011 totaled approximately $271.6 million, of which approximately $156.0 million was for new store development and approximately $115.5 million was for remodels and other additions.

The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2011	Stores opened during fiscal year 2012	Properties tendered as of July 25, 2012	Total leases signed as of July 25, 2012 (1)
Number of stores (including relocations)	18	19	20	76
Number of relocations	6	1	2	9
New markets	—	6	9	23
Average store size (gross square feet)	39,400	34,900	34,600	36,100
Total square footage	708,700	662,600	691,900	2,764,500
Average tender period in months	12.5	8.5
Average pre-opening expense per store	$2.5 million
Average pre-opening rent per store	$1.2 million
(1) Includes leases for properties tendered

The Company expects to open six additional stores during the remainder of fiscal year 2012. We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 76 stores in our store development pipeline. The following table provides information about the Company’s estimated store openings through fiscal year 2014:

	Estimated openings	Relocations	Average new store square footage	Ending square footage growth
Fiscal year 2012	25	1	34,000	7%
Fiscal year 2013	28 - 32	4 - 6	35,000	7% - 8%
Fiscal year 2014	33 - 38	2 - 3	37,000	8% - 9%

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

Net cash provided by financing activities was approximately $266.6 million for the forty weeks ended July 1, 2012 compared to net cash used in financing activities of approximately $297.3 million for the same period of the prior fiscal year.

Net proceeds to the Company from team members’ stock plans for the forty weeks ended July 1, 2012 totaled approximately $325.2 million compared to approximately $210.9 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At July 1, 2012 and September 25, 2011, approximately 8.3 million shares and 11.7 million shares of our common stock, respectively, were available for future stock incentive grants.

During the first quarter of fiscal year 2012, the Company’s Board of Directors announced a 40% increase in the quarterly dividend to $0.14 per common share. Following is a summary of dividends declared per common share during fiscal years 2012 and 2011 (in thousands, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2012:
November 2, 2011	$0.14	January 13, 2012	January 24, 2012	$25,230
March 9, 2012	0.14	April 5, 2012	April 17, 2012	25,614
May 30, 2012 (1)	0.14	June 29, 2012	July 10, 2012	25,836
Fiscal year 2011:
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572
June 7, 2011	0.10	June 24, 2011	July 5, 2011	17,700
September 8, 2011	0.10	September 19, 2011	September 29, 2011	17,827
(1) Dividend accrued at July 1, 2012

The Company will pay future dividends at the discretion of the Company’s Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During the first quarter of fiscal year 2012, the Company repurchased approximately 57,000 shares of Company common stock on the open market for a total of approximately $3.6 million. Additionally, the Company repurchased approximately 289,000 shares totaling approximately $25.0 million during the twelve weeks ended July 1, 2012. The specific timing and repurchase of future amounts will vary based on market conditions, securities law limitations, and other factors and will be made using the Company’s available resources. The repurchase program may be suspended or discontinued at any time at the discretion of the Company’s Board of Directors.

The Company has a $350 million revolving line of credit that extends to August 28, 2012. We currently do not intend to renew our revolving line of credit upon expiration. The Company’s obligations under the facility are secured by liens on certain of the Company’s assets, including stock of its subsidiaries. The credit agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments as defined by the agreement. At July 1, 2012, the Company was in compliance with all applicable debt covenants. At July 1, 2012 and September 25, 2011, the Company had no amounts drawn under this agreement. The amount available to the Company under the agreement was $350 million at July 1, 2012. The amount available to the Company at September 25, 2011 was effectively reduced to approximately $348.6 million by outstanding letters of credit totaling approximately $1.4 million. The Company had outstanding a $700 million, five-year term loan agreement due in 2012, with an outstanding balance of $490 million at September 26, 2010, which was repaid during the forty weeks ended July 3, 2011.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of July 1, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$39,125	$2,114	$4,289	$4,099	$28,623
Operating lease obligations (1)	6,444,453	310,130	724,093	754,710	4,655,520
Total	$6,483,578	$312,244	$728,382	$758,809	$4,684,143
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 1, 2012 were approximately $10.4 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of July 1, 2012, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next twelve months.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in an increase in cash and cash equivalents totaling approximately $0.2 million for the forty weeks ended July 1, 2012 compared to an increase of approximately $2.1 million for the same period of the prior fiscal year. These changes principally reflect the relative strengthening of the Canadian dollar and pound sterling compared to the U.S. dollar during these periods.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 1, 2012 consist of operating leases disclosed in the above contractual obligations table and outstanding letters of credit discussed in Note 7 to the consolidated financial statements, “Long-Term Debt.” We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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
Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended July 1, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	August 3, 2012	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)