Form 10-Q/A
period 2012-07-01
WHOLE FOODS MARKET INC
filed 2012-08-10
CIK 865436

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

Whole Foods Market, Inc.
Form 10-Q/A

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2012, which was previously filed with the Securities and Exchange Commission on August 3, 2012 (the “Original Filing”). Item 6 of Part II of Form 10-Q is being amended and restated to file Exhibit 10.1, which was omitted when the document was originally filed. No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

Part II. Other Information

Item 6. Exhibits

Exhibit 10.1	Form of Executive Retention Plan and Non-Compete Arrangement by and between the executive leadership team of the Registrant and the Registrant (2)
Exhibit 31.1	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a) (1)
Exhibit 31.2	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a) (1)
Exhibit 31.3	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a) (1)
Exhibit 31.4	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a) (2)
Exhibit 31.5	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a) (2)
Exhibit 31.6	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a) (2)
Exhibit 32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
Exhibit 32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)
Exhibit 32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)
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

(1)	Filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended July 1, 2012 filed August 3, 2012 and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	August 10, 2012	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

5