Form 10-K
period 2012-09-30
WHOLE FOODS MARKET INC
filed 2012-11-21
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

COMMISSION FILE NUMBER:  0-19797
WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(IRS Employer Identification No.)

550 Bowie Street, Austin, Texas	78703
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 512-477-4455

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Global Select Market

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

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 8, 2012 was $15,437,613,255. The number of shares of the registrant’s common stock, no par value, outstanding as of November 16, 2012 was 185,524,944 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 15, 2013.

Whole Foods Market, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2012

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

PART I

Item 1.    Business.

General
Whole Foods Market is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Unless otherwise specified, references to “Whole Foods Market,” “Company,” or “we” in this Report include the Company and its consolidated subsidiaries. The Company was formed in 1980 and is based in Austin, Texas. We completed our initial public offering in January 1992, and our common stock trades on the NASDAQ Global Select Market under the symbol “WFM.” Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 32 years.

We have one operating segment, natural and organic foods supermarkets. We are the largest retailer of natural and organic foods in the U.S. and the 11th largest food retailer overall based on 2011 sales rankings from Progressive Grocer. As of September 30, 2012, we operated 335 stores in the United States, Canada, and the United Kingdom. Our stores average 38,000 square feet in size and 10 years in age, and are supported by our Austin headquarters, regional offices, distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, meat and produce procurement centers, and a specialty coffee and tea procurement and roasting operation.

The following is a summary of our annual percentage sales and net long-lived assets by geographic area:

	2012	2011	2010
Sales:
United States	96.8%	96.9%	97.0%
Canada and United Kingdom	3.2	3.1	3.0
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	95.2%	95.9%	96.6%
Canada and United Kingdom	4.8	4.1	3.4
Total long-lived assets, net	100.0%	100.0%	100.0%

A five-year summary of certain financial and operating information can be found in Part II, “Item 6. Selected Financial Data,” of this Report on Form 10-K. See also Part II, “Item 8. Financial Statements and Supplementary Data.”

Industry Overview
According to Nielsen’s TDLinx and Progressive Grocer, the U.S. grocery industry, which includes conventional supermarkets, supercenters, limited-assortment and natural/gourmet-positioned supermarkets, had approximately $584 billion in sales in 2011, a 3.8% increase over the prior year. Within this broader category, natural product sales through retail channels were approximately $73 billion, a 10% increase over the prior year, according to Natural Foods Merchandiser, a leading trade publication for the natural foods industry. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

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

Differentiated Product Offering
We offer a broad and differentiated selection of high-quality natural and organic products with a strong emphasis on perishable foods. Our product selection includes, but is not limited to: produce, grocery, meat and poultry, seafood, bakery, prepared foods and catering, specialty (beer, wine and cheese), coffee and tea, nutritional supplements, vitamins, body care, educational products such as books, floral items, pet products and household products. We estimate our stores carry on average approximately 21,000 SKUs, and we estimate over 30% of our food sales were organic in fiscal year 2012 (excluding seafood which does not have organic standards).

The following is a summary of annual percentage sales by product category:

	2012	2011	2010
Non-perishables	33.0%	33.2%	33.5%
Prepared foods and bakery	18.8	18.8	18.8
Other perishables	48.2	48.0	47.7
Total sales	100.0%	100.0%	100.0%

Whole Foods Market defines natural foods as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic foods are foods grown through methods that emphasize the use of renewable resources and the conservation of soil and water to enhance environmental quality. All products labeled as organic and sold within a retail store or used within the production of foods labeled as organic must be verified by an accredited certifying agency. Organic equivalency arrangements in the U.S., Canada, and the European Union help protect organic standards, enhance cooperation, and facilitate trade in organic products. Furthermore, all retailers that handle, store and sell organic products must implement measures to protect organic integrity.

In the U.S., under the U.S. Department of Agriculture’s (“USDA”) Organic Rule, which was implemented into federal law in 2002, organic food products are produced using:

•	agricultural management practices that promote healthy ecosystems and prohibit the use of genetically modified seeds or crops, sewage sludge, long-lasting pesticides, herbicides or fungicides;

•	livestock management practices that promote healthy, humanely treated animals by providing organically grown feed, fresh air and outdoor access while using no antibiotics or growth hormones; and

•	food-processing practices that protect the integrity of the organic product and disallow irradiation, genetically modified organisms (“GMOs”) or synthetic preservatives.

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

Store Brands
Our nationally driven store brands currently feature approximately 2,700 SKUs led by our primary brand, 365 Everyday Value®, along with a grouping of “exclusive” and “control brand” products. While some of our store brands yield greater margins than their national brand alternative, their primary purpose is to help differentiate our product selection and provide more value offerings to our customers. In addition to our nationally driven programs, we have a number of store-made and regionally made fresh items sold under the Whole Foods Market label, and we offer specialty and organic coffee, tea and drinking chocolates through our Allegro Coffee Company subsidiary. Store-branded products across all categories accounted for approximately 11% of our retail sales for both fiscal years 2012 and 2011.

Value Programs
We continue to evaluate and strengthen our value offerings, providing a clear range of choices in every category, and we believe our focus in this area has played a key role in driving our sales growth. In addition to supporting our 365 Everyday Value brand, we have lowered prices on thousands of known value items, extended value choices to our perishables departments, promoted our regional sales, and focused on stronger customer education. We also have The Whole Deal, our printed value guide, available in all U.S. and Canadian stores as well as online. The value guide features vendor-sponsored and Whole Foods Market store brand coupons, budget-conscious recipes, money-saving shopping and cooking tips, and Sure Deals that highlight everyday value pricing on high-quality products our customers love.

Health Starts Here®
We are offering an increasing selection of products in our stores meeting the Health Starts Here nutritional and ingredient standards. Health Starts Here is a mindful approach to healthy eating rooted in four simple ways to build better meals – Whole Food, Plant-Strong™, Healthy Fats, and Nutrient Dense. Products such as frozen items, breads and prepared foods that meet these guidelines carry our “Health Starts Here” logo. In addition, all of our stores feature signage on the Aggregate Nutrient Density Index (“ANDI®”), a proprietary scoring system that ranks foods based on nutrient density (vitamins, minerals, antioxidants and phytochemicals) per calorie.

Whole Trade® Guarantee
Products with the Whole Trade Guarantee label are sourced from developing countries and meet our high quality standards, provide more money to producers, ensure better wages and working conditions for workers, and utilize sound environmental practices. Approximately 250 products carry our Whole Trade Guarantee seal, and demand for these products continues to grow. Whole Foods Market donates 1% of sales of these products to Whole Planet Foundation® to help alleviate world poverty.

Locally Grown
We are committed to buying from local producers whose products meet our high quality standards, particularly those who are dedicated to environmentally friendly, sustainable agriculture. For some stores, “local” is defined as within a certain mile radius, and for others, it means within the metro area, state, or tri-state area. Buying local allows us to offer our shoppers the freshest, most flavorful pick of seasonal products; it bolsters local economies by keeping money in the pockets of community growers, and it contributes to responsible land development and the preservation of viable green spaces. Whole Foods Market currently purchases produce from more than 2,000 different farms through various suppliers, and in fiscal year 2012, approximately 26% of the produce sold in our stores came from local farms. In addition, under our Local Producer Loan Program, we have established a budget of up to $10 million to promote local food production, and as of September 30, 2012, we had disbursed more than $7.3 million in loans to 121 local producers company-wide.

Animal Welfare
Whole Foods Market is dedicated to promoting animal welfare on farms and ranches. We encourage innovative animal production practices that improve the lives of animals raised for meat and poultry in our stores. We also have strong standards for food safety at processing. Work on our “animal compassionate” standards started in 2003, and development of an additional tiered standards program transitioned to the Global Animal Partnership foundation in 2008. Global Animal Partnership’s 5-Step™ Animal Welfare Rating system standards have been developed for cattle, pigs, chickens, and turkeys and are underway for other species as well. As of 2011, our meat departments in all U.S. stores reflect these certifications.

Seafood Sustainability
We continue to collaborate with the Marine Stewardship Council (“MSC”) to offer as much MSC-certified seafood as possible, and in September 2010, we expanded our seafood sustainability work by launching a color-coded seafood sustainability ratings program developed by partnering organizations, Blue Ocean Institute and Monterey Bay Aquarium. Ratings are based on key criteria for sustainable fisheries using science-based, transparent ranking methods. Deepening our commitment to fully sustainable seafood departments, in April 2012 we phased out all wild-caught seafood from “red-rated” fisheries. Farmed seafood at Whole Foods Market carries the “Responsibly Farmed” logo to indicate that farms have passed an annual third-party audit to ensure they meet our quality standards, which remain the highest in the industry. With these ratings and standards, customers have the information they need to make informed decisions about their seafood purchases.

Whole Body™ Standards
We believe the quality of the items and ingredients people apply to their bodies topically is as important as the food they put into their bodies. While our basic standards for supplements and body care products already set us apart, ensuring high quality and organic integrity in non-food products, we have raised the bar even higher with our Premium Body Care™ standards and logo. This additional tier of premium standards meets our strictest guidelines for quality sourcing, environmental impact, results and safety and was designed to evolve as new science-based studies and research come to light. In addition, as of June 2011, all health and beauty products sold in our stores that make organic claims are certified to one of two standards: the USDA’s National Organic Program or NSF International’s 305 Standard for Personal Care Products Containing Organic Ingredients.

Eco-Scale™
In April 2011, we introduced our exclusive Eco-Scale™ rating system and became the first national retailer to launch its own comprehensive set of green cleaning standards to help shoppers make informed choices for their homes and the planet. Under our Eco-Scale rating system, all household cleaning products in our stores are required to list all ingredients on their packaging, a labeling practice not currently required by the U.S. government. This color-coded rating system allows shoppers to easily identify a product’s environmental impact and safety based on a red-orange-yellow-green color scale. We are committed to working with our vendors to evaluate and independently audit every product in our cleaning category, and all national brands in our stores meet our baseline orange standard.

Customers
Unlike shoppers at conventional grocery stores, we believe many of our customers connect with us on a deeper level because of our shared values and, for this reason, continue to shop with us even in uncertain economic times. Based on our research, we believe our customers can be segmented into four broad categories. Conscionables embody the Core Values of Whole Foods Market; they support social and environmental initiatives and are frequent shoppers who spend the largest proportion of their monthly grocery bill with us. Organics buy organically grown food as a way to maintain their personal health and for food safety reasons. Foodies equate food with love and are frequent shoppers who shop our stores for selection, value and convenience, and Experientials are driven to Whole Foods Market for unique products and special occasion items.

Seasonality
The Company’s average weekly sales and gross profit are typically highest in the second and third fiscal quarters and lowest in the fourth fiscal quarter. Average weekly sales and gross profit are typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales during the summer months.

Growth Strategy
We are a Fortune 500 company, ranking number 264 on the 2012 list. Our sales have grown rapidly due to historically strong identical store sales growth, acquisitions and new store openings from approximately $92.5 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $11.70 billion in fiscal year 2012, a 21-year compounded annual growth rate of approximately 26%.

Over the last 15 fiscal years, our identical store sales growth has averaged approximately 8%. Our identical store sales growth for each of the last 15 fiscal years is shown in the following chart:

Approximately 17% of our existing square footage was acquired, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results. Our growth strategy is to expand primarily through new store openings. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. We typically target stores located on premium real estate sites, and while we may open stores as small as 15,000 square feet or as large as 75,000 square feet, the majority of our new stores are expected to fall in the range of 35,000 to 45,000 square feet going forward.

Our historical store growth and sales mix is summarized below:

	2012	2011	2010	2009	2008
Stores at beginning of fiscal year	311	299	284	275	276
Stores opened	25	18	16	15	20
Acquired stores	—	—	2	—	—
Divested stores	—	—	(2)	—	—
Relocated stores	(1)	(6)	—	(5)	(7)
Closed stores	—	—	(1)	(1)	(14)
Stores at end of fiscal year	335	311	299	284	275
Remodels with major expansions (1)	2	1	—	2	1
Total gross square footage at end of fiscal year	12,735,000	11,832,000	11,231,000	10,566,000	9,895,000
Year-over-year growth	8%	5%	6%	7%	6%
(1) Defined as remodels with expansions of square footage greater than 20% completed during the fiscal year.

	2012	2011	2010	2009	2008
Sales mix:
Identical stores	93.3%	94.6%	93.2%	91.4%	80.9%
New/relocated stores and remodels with major expansions	6.2	4.7	6.0	7.8	9.9
Acquired stores	—	0.3	0.1	—	8.7
Other sales, primarily non-retail external sales	0.5	0.4	0.7	0.8	0.5
Total sales	100.0%	100.0%	100.0%	100.0%	100.0%

Our historical store development pipeline is summarized below:

	November 7, 2012	November 2, 2011	November 3, 2010	November 4, 2009	November 5, 2008
Stores in development	79	62	52	53	66
Average size (gross square feet)	37,000	35,000	39,000	45,000	49,000
Total gross square footage in development	2,896,000	2,192,000	2,052,000	2,410,000	3,294,000
As a percentage of existing square footage	22%	18%	18%	23%	33%

Store Description
Each of our stores is designed to fit the size and configuration of the particular location and to reflect the community in which it is located. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with a lively, inspirational atmosphere, mission-oriented décor, well-trained team members, an exciting product mix that emphasizes healthy eating and our high quality standards, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, and prepared foods stations. We also incorporate many environmentally sustainable aspects into our store design, and many stores have bicycle parking racks and electric vehicle charging stations. Our stores typically include sit-down eating areas, customer comment boards and customer service booths. In addition, some stores offer special services such as chair massage, personal shopping and home delivery. Others offer sit-down wine bars and tap rooms featuring local and/or craft beer and wine, creating a destination for customer gathering. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

Most of our stores are located in high-traffic shopping areas on premier real estate sites and are either freestanding or in strip centers. We also have a number of urban stores located in high-density, mixed-use developments. In selecting store locations, we use an internally developed model to analyze potential sites based on various criteria such as education levels, population density and income levels within certain drive times. After we have selected a target site, our development group does a comprehensive site study and sales projection and works with our regional teams to develop construction and operating cost estimates. Each project must meet an internal Economic Value Added (“EVA®”) hurdle return, based on our internal weighted average cost of capital, which for new stores generally is expected to be cumulative positive EVA in five years or less. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge on the cost of invested capital necessary to generate those profits. Our current internal weighted average cost of capital metric is 8%.

The required cash investment for new stores varies depending on the size of the store, geographic location, degree of landlord incentives and complexity of site development issues. To a significant degree, it also depends on how the project is structured, including costs for elements that often increase or decrease rent, e.g., lease acquisition costs, shell and/or garage costs, and landlord allowances. Because of these differences, the average development cost per square foot may vary significantly from project to project and from year to year.

Purchasing and Distribution
The majority of our purchasing occurs at the regional and national levels, enabling us to negotiate better volume discounts with major vendors and distributors while allowing our store buyers to focus on local products and the unique product mix necessary to keep the neighborhood market feel in our stores. We also remain committed to buying from local producers that meet our high quality standards.

We own a produce procurement center which facilitates the procurement and distribution of the majority of the produce we sell. We also operate four seafood processing and distribution facilities, a specialty coffee and tea procurement and roasting operation, and 11 regional distribution centers that focus primarily on perishables distribution to our stores across the U.S., Canada and the United Kingdom. In addition, we have four regional commissary kitchens and six bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 31% of our total purchases in fiscal years 2012 and 2011. In June 2010, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2020. Beginning in fiscal year 2011, UNFI also became our primary non-perishables distributor in two additional regions, allowing us to focus our internal distribution efforts in our regions around key perishables departments.

Store Operations
We strive to promote a strong company culture featuring a team approach to store operations that we believe is distinctly more empowering of team members than that of the traditional supermarket. Our domestic Whole Foods Market stores each employ between approximately 40 and 650 team members who generally comprise 10 self-managed teams per store, each led by a team leader. Each team within a store is responsible for a different product offering or aspect of store operations such as prepared foods, grocery, or customer service, among others. We also promote a decentralized approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible.

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

Team Members
We created more than 8,500 new jobs throughout the Company in fiscal year 2012. As of September 30, 2012, we had approximately 72,700 team members, including approximately 53,100 full-time, 16,400 part-time and 3,200 seasonal team members. Full-time team members accounted for approximately 76% of all permanent positions at the end of fiscal year 2012, with voluntary turnover of less than 10%. We believe this is very low for the food retailing industry and allows us to better serve our customers. All of our team members are non-union, and we consider our team member relations to be very strong.

For the past 15 years, our team members have helped Whole Foods Market become one of FORTUNE magazine’s “100 Best Companies to Work for in America.” Ranking 32nd overall and 8th among large companies in 2012, we are one of only 13 companies to make the “100 Best” list every year since its inception.

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

All of our full-time and part-time team members are eligible to receive stock options through annual leadership grants or through service-hour grants once they have accumulated 6,000 service hours (approximately three years of full-time employment). Approximately 95% of the equity awards granted under the Company’s stock plan since its inception in 1992 have been granted to team members who are not executive officers. In fiscal year 2012, more than 14,500 team members exercised over 6.7 million stock options worth approximately $197.1 million in gains before taxes, or an average of about $13,600 per team member.

As medical costs continue to rise, we periodically restructure how costs are shared between the Company and team members to ensure our health plan remains sustainable. By participating in our company-wide benefits vote every three years, team members can take an active role in choosing the benefits made available by the Company and how they share in the cost. In our most recent vote, held in September 2012, 82% of eligible team members cast a ballot to determine the Company’s medical plan for 2013. Under this new plan, Whole Foods Market will provide health care coverage at no cost to full-time team members who work 30 or more hours per week and have worked a minimum of 20,000 service hours (approximately 10 years). Full-time team members with 800 to 19,999 service hours will pay a premium of $10 per paycheck. Under the Company’s 2012 plan, health care coverage was provided at no cost to full-time team members who work 30 or more hours per week and have worked a minimum of 10,000 service hours, while full-time team members with 800 to 9,999 service hours paid a premium of $10 per paycheck. In addition, the Company provides personal wellness dollars in the form of either a health reimbursement arrangement (“HRA”) or health savings account (“HSA”). Based on service hours, team members receive up to $1,800 per year to help cover the cost of deductibles and other allowable out-of-pocket health care expenses not covered by insurance.

Two initiatives developed to support our Core Value of Promoting the health of our stakeholders through healthy eating education were specifically designed for our team members. They include the Total Health Immersion Program and the Healthy Discount

Incentive Program. The Total Health Immersion Program provides educational opportunities for team members that are fully paid by the Company. Since launching this program in the fall of 2009, over 1,600 team members have participated. In 2012, we saw year-over-year decreases in participant medical claims (net paid per claimant) and inpatient hospital stays (average paid per day), along with an increase in annual preventive wellness exams.

The Healthy Discount Incentive Program offers additional store discounts beyond the standard 20% that all team members receive, based on meeting designated biometric criteria (cholesterol/LDL, BMI or waist-height ratio, blood pressure) and being nicotine-free. In fiscal year 2012, approximately 14,000 team members participated in biometric screenings, with over 8,600 receiving higher-level discount cards compared to approximately 8,300 team members in fiscal year 2011.

Competition
Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection, quality, customer service, price or a combination of these factors. Our commitment to natural and organic products, local products, high quality standards, emphasis on perishable product sales, healthy eating products and education, range of choices based on price, and empowered team members who focus on unparalleled customer service differentiate us from the competition and have created a loyal core customer base. We believe our passionate support of causes and leadership in areas important to our customers reinforce our position as the authentic retailer of natural and organic foods, making us the preferred choice for customers aspiring to a healthier lifestyle.

Marketing
We spend much less on advertising and marketing than other supermarkets – approximately 0.4% of our total sales in fiscal year 2012. Instead, we rely heavily on word-of-mouth advocacy by our shoppers, which we believe is more valuable than traditional advertising; and we allocate our marketing budgets among national and regional programs and our individual stores. We have marketers in every store dedicated to local events, community non-profits and the best possible in-store experience, and most of our corporate marketing activity is centered on engaging existing shoppers and growing their basket by introducing them to a fantastic and unique product selection while constantly increasing their choices. Dollars that would be spent on traditional media buys are instead typically spent on community non-profit partnerships that help grow our business and our communities at the same time. We also connect and engage with our customers through social media, e-newsletters, and our own website and blog at www.wholefoodsmarket.com.

Social Media
Social media provides us with a powerful way to communicate and interact with our Internet-savvy customers, giving us insight at both a local and global level as to how we are viewed and what our customers want and expect from us. According to a Company-commissioned study, 47% of our shoppers visit Facebook daily, and 31% visit Twitter. Currently, we have over 1 million “likes” on Facebook and over 3 million followers on Twitter, making us the top retail brand on Twitter. In addition, many of our stores have their own Facebook and Twitter accounts that allow them to connect more directly to the tastes and needs of the communities they serve. We also are increasing our presence on new social networks like Pinterest and Instagram to broaden our reach.

Global Responsibility
We seek to be a deeply responsible company in the communities where we do business around the world, providing ethically sourced, high-quality products and transparent information to our customers, reducing our impact on the environment, and actively participating in our local communities. Each store retains a separate budget for making contributions to a variety of philanthropic and community activities, fostering goodwill and developing a high profile within the community. Our goal is to contribute at least 5% of our after-tax profits annually to non-profit organizations. Over the last three fiscal years, however, our donations (including in-kind contributions of food) amounted to more than 10% of our after-tax profits.

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

Healthy Eating Education
We are providing a revolutionary educational program in our stores to promote the health of our customers and team members. Supported by a team of renowned doctors, researchers and authors who comprise our Scientific and Medical Advisory Board, along with nutritionists, chefs and other experts, our Health Starts Here program consists of a simple approach to eating, paired with practical tools and valuable resources, rooted in our four principles:

•	Whole Food: We believe that food in its purest state – unadulterated by artificial additives, sweeteners, colorings, and preservatives – is the best tasting and most nutritious food available.

•
Plant-Strong™: No matter what type of diet you follow – including those with dairy, meat and seafood – reconfigure your plate so the majority of each meal is created from an abundance of raw and cooked vegetables, fruits, legumes and beans, nuts, seeds and whole grains.

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

The program includes, among other things: in-store healthy eating centers to display books and answer questions about healthy eating and cooking ideas; store tours focused on making healthy eating choices; a wide variety of educational opportunities for team members; and healthy eating classes and networking opportunities for our customers. We believe our Health Starts Here program will grow and evolve over time to become a key competitive advantage for us, and by offering an informed approach to food as a source for improved health and vitality, we hope to play a big part in the solution to the healthcare crisis in America, changing many more lives for the better.

Whole Planet Foundation®
Created in 2005, Whole Planet Foundation (www.wholeplanetfoundation.org) is an independent, non-profit organization whose mission is to empower the poor through microcredit, with a focus on developing-world communities that supply our stores with product. Microcredit is a system pioneered by Professor Muhammad Yunus, founder of the Grameen Bank in Bangladesh and co-recipient of the 2006 Nobel Peace Prize. The philosophy behind microcredit is to provide the poor access to credit without requiring contracts or collateral, enabling them to lift themselves out of poverty by creating or expanding home-based businesses. Whole Foods Market covers all operating costs for Whole Planet Foundation. Program grants are funded in part by the sale of products under the Company’s Whole Trade Guarantee Program, along with support from customers, vendors and team members. As of September 30, 2012, Whole Planet Foundation has partnered with various microfinance institutions to facilitate over $32.6 million in various donor-funded grants for 68 projects in 53 countries where the Company sources products. Over 225,000 borrower families (90% women) have received loans, which are being used for home-based businesses including poultry and pig farming, agriculture, furniture making, tailoring, and selling handicrafts, homemade and bakery-made foods, clothing and footwear. It is estimated that each woman supports a family of almost six, which means our support is contributing to the prosperity of nearly one million individuals.

Whole Kids Foundation™
Whole Kids Foundation (www.wholekidsfoundation.org), an independent non-profit organization founded in July 2011, is dedicated to improving children’s nutrition by supporting schools and inspiring families. The foundation currently provides grants for salad bar equipment and training for schools, as well as for school gardens. Through the generosity of Whole Foods Market shoppers, suppliers and community donors, nearly 1,000 schools in the U.S. and Canada received school garden grants in 2012. To date, Whole Foods Market and Whole Kids Foundation, in partnership with Let’s Move Salad Bars to Schools, have provided more than 1,500 salad bars to schools around the country. Our team members and customers continue to support these initiatives, recently donating approximately $2.3 million during the foundation’s fall 2012 fundraising campaign. Whole Foods Market covers all operating costs for the foundation, allowing 100% of public donations to be dedicated to program support.

Green Mission®
We are committed to supporting wise environmental practices and being a leader in environmental stewardship. Since 2004, we have purchased over 4.3 billion megawatt hours of wind-based renewable energy, earning seven Environmental Protection Agency (“EPA”) Green Power awards from 2004 through 2012. We have 15 stores and one distribution center using or hosting rooftop solar systems, four stores with fuel cells, and a commissary kitchen that is using biofuel from internally generated waste cooking oil. We also have installed electric vehicle charging stations at over 30 stores around the country. We have made a commitment to reduce energy consumption at all of our stores by 25% per square foot by 2015, and we build our new stores with the environment in mind, using green building innovations whenever possible. Twelve of our stores have received Leadership in Energy and Environmental Design (“LEED”) certification by the U.S. Green Building Council; 13 stores have earned Green

Globes certification from the Green Building Initiative; and 16 stores have received GreenChill Certification Awards from the EPA.

We discontinued the use of disposable plastic grocery bags at the checkouts in all stores in 2008 and refund at least a nickel per reusable bag at the checkout. We also were the first national retailer to provide Forest Stewardship Council (“FSC”) certified paper bags originating from 100% post-consumer recycled fiber. Unless located in a community that does not support recycling and composting, all of our stores are involved in a recycling program, and most participate in a composting program where food waste and compostable paper goods are regenerated into compost. Additionally, in 2007 we introduced fiber packaging in many of our prepared foods departments that is a compostable alternative to traditional petroleum and wood- or tree-based materials. We also are working to eliminate the use of Styrofoam in packing materials shipped to our Company and in product packaging in our stores. We aim to achieve zero waste (defined by the EPA as a 90% diversion rate of waste from landfills) in at least 90% of our stores within the next five years.

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

The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the USDA and the EPA. The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act (“FFDC Act”). The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act. We are committed to ensuring compliance with all product labeling requirements material to the Company.

Trademarks
Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” the “Whole Foods Market” logo, “365 Everyday Value,” the “365 Everyday Value” logo, “AFA,” “Allegro Coffee Company,” “America’s Healthiest Grocery Store,” “ANDI,” “Bread & Circus,” “Capers Community Market,” “Dark Rye,” “Eco-Scale,” “Fresh & Wild,” “Fresh Fields,” “Grab & Give,” “Green Mission,” “Harry’s Farmers Market,” “Health Starts Here,” “Ideal Market,” “Merchant of Vino,” “Mrs. Gooch’s,” “Vine Buys,” “Wellspring,” “Whole Baby,” “The Whole Deal,” “Whole Foods, Whole People, Whole Planet,” “Whole Kids,” “Whole Kids Foundation,” “Whole Kids Organic,” “Whole Planet Foundation,” and “Whole Trade.” The Company and its subsidiaries have registered or applied to register numerous trademarks, service marks, stylized logos, and brand names in the U.S. and in many additional countries throughout the world. In addition, the Company licenses certain trademarks, including “PLANT-STRONG,” a trademark owned by Engine 2 for Life, LLC. The Company considers certain of its trademarks to be of material importance and actively defends and enforces such trademarks. The Company’s trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Executive Officers of the Registrant
The following table sets forth the name, age, and position of each of the persons who was serving as an executive officer of the Company as of November 16, 2012:

Name	Age	Position
John Mackey	59	Co-Chief Executive Officer
Walter Robb	59	Co-Chief Executive Officer
A.C. Gallo	59	President and Chief Operating Officer
Glenda Flanagan	59	Executive Vice President and Chief Financial Officer
James Sud	60	Executive Vice President of Growth and Business Development
David Lannon	47	Executive Vice President of Operations
Kenneth Meyer	44	Executive Vice President of Operations

John Mackey, co-founder of the Company, has served as Co-Chief Executive Officer since May 2010, was the Chief Executive Officer from 1978 to May 2010 and was President from June 2001 to October 2004.

Walter Robb has served as Co-Chief Executive Officer since May 2010. Mr. Robb also served as the Co-President and Co-Chief Operating Officer from 2004 to May 2010, as Chief Operating Officer from 2001 to September 2004, and as Executive Vice

President from 2000 to February 2001. Since joining the Company in 1991, Mr. Robb has also served as Store Team Leader and President of the Northern Pacific Region.

A.C. Gallo has served as President and Chief Operating Officer of the Company since May 2010. Prior to that, he was Co-President and Co-Chief Operating Officer since September 2004. Mr. Gallo also served as Chief Operating Officer from December 2003 to September 2004. Mr. Gallo has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Vice President and President of the North Atlantic Region, and Executive Vice President of Operations.

Glenda Flanagan has served as Executive Vice President and Chief Financial Officer of the Company since December 1988.

James Sud has served as Executive Vice President of Growth and Business Development of the Company since February 2001. Mr. Sud joined the Company in May 1997 and served as Vice President and Chief Operating Officer until February 2001. Mr. Sud served as a director of the Company from 1980 to 1997.

David Lannon has served as Executive Vice President of Operations of the Company since February 2012. Prior to that, Mr. Lannon had served as President of the Northern California Region since December 2007 and President of the North Atlantic Region from March 2001 to December 2007. Mr. Lannon has held various positions with the Company and with Bread & Circus, Inc., which was acquired by the Company in October 1992, including Store Team Leader, Director of Store Operations and Vice President of the North Atlantic Region.

Kenneth Meyer has served as Executive Vice President of Operations of the Company since February 2012. Mr. Meyer also served as President of the Mid-Atlantic Region from October 2004 to February 2012. Mr. Meyer has held various positions with the Company and with Fresh Fields Market, which was acquired by the Company in August 1996, including Store Team Leader, Vice President of the Southwest Region, and President of the South Region.

Available Information
Our corporate website at www.wholefoodsmarket.com was relaunched in fiscal year 2012 with a new look and focus on the local experience, including tools for stores to offer custom content to site visitors in their area. Our website averages approximately 138,000 visitors each day and provides detailed information about our Company, history, product offerings and store locations, with thousands of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. In addition, access to the Company’s corporate governance policies and Securities and Exchange Commission (“SEC”) filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data, current reports on Form 8-K, Section 16 filings, and all amendments to those reports, are available through our website free of charge. As with our stores, the focus of our website is customer service. We believe our website provides us with an opportunity to further our relationships with customers, suppliers and investors; educate them on a variety of issues; and improve our service levels.

We have included our website and blog addresses only as an inactive textual reference. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 1A.    Risk Factors.

Disclaimer on Forward-looking Statements
We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include the risk factors described below. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected.

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

This information should be considered in conjunction with Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Report on Form 10‑K.

Increased competition may adversely affect our revenues and profitability.
Our competitors include but are not limited to local, regional, national and international supermarkets, natural food stores, warehouse membership clubs, online retailers, small specialty stores and restaurants. Their businesses compete with us for products, customers and locations. In addition, some are expanding more aggressively in offering a range of natural and organic foods. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies, our operating results may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing.

Our growth depends on increasing sales in identical stores and on new store openings, and our failure to achieve these goals could negatively impact our results of operations and financial condition.
Our continued growth depends on our ability to increase sales in our identical stores and open new stores. Our operating results may be materially impacted by fluctuations in our identical store sales. Our identical store sales growth could be lower than our historical average for many reasons including the impact of new and acquired stores entering into the identical store base, the opening of new stores that cannibalize store sales in existing areas, general economic conditions, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against any year of above-average sales results.

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
Our operating results may be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors. In addition, there can be no assurance that various governmental activities to stimulate the economy will restore consumer confidence or change spending habits.

We may experience fluctuations in our quarterly results of operations, which may adversely affect our stock price.
Our quarterly operating results and quarter-to-quarter comparisons could fluctuate for many reasons, including, but not limited to, price changes in response to competitive factors, seasonality, holiday shifts, increases in store operating costs, including commodity costs, possible supply shortages, general economic conditions, extreme weather-related disruptions, and other business costs. In addition, our results may be impacted by the timing of new store openings, construction and pre-opening expenses, the timing of acquisitions, store closures and relocations, and the range of operating results generated from newly opened stores.

Our stock price has been volatile and may be negatively affected by reasons unrelated to our operating performance.
In fiscal year 2012, the closing market price per share of our common stock ranged from $62.44 to $100.08. The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and any failure to meet market expectations; changes in ratings and earnings estimates by securities analysts; publicity regarding us, our competitors, or the natural products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically; and sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market, at times, experiences broad price fluctuations that may adversely affect the market price of our common stock.

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
There is no assurance that quality natural and organic products will be available to meet our needs. If other competitors significantly increase their natural and organic product offerings, if new laws require the reformulation of certain products to meet tougher standards, or if natural disasters or other catastrophic events occur, the supply of these products may be constrained.

Disruption of significant supplier relationships could negatively affect our business.
United Natural Foods, Inc. is our single largest third-party supplier, accounting for approximately 31% of our total purchases in fiscal years 2012 and 2011. During fiscal year 2010, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2020 and added two of our regions to our distribution arrangement beginning in fiscal year 2011. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.
Our total assets included long-lived assets totaling approximately $2.26 billion as of September 30, 2012. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.
The majority of our stores, distribution centers, bakehouses and administrative facilities are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close a location, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all. As of September 30, 2012, we had 29 leased properties and adjacent spaces that are not being utilized in current operations. These properties represent acquired dormant locations, stores closed post-acquisition, and stores closed due to relocation. See Note 9 to the consolidated financial statements, “Leases,” in Part II, “Item 8. Financial Statements and Supplementary Data,” of this Report on Form 10-K.

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
Our stores offer a significant number of perishable products, accounting for approximately 67.0% of our total sales in fiscal year 2012. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

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
The Company’s business could be severely impacted by a widespread regional, national or global health epidemic. Our stores are a place where customers come together, interact and learn and at the same time discover the many joys of eating and sharing food. A widespread health epidemic may cause customers to avoid public gathering places or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could also adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

Our investments in money market funds and certain other securities are subject to market risks, which may result in losses.
As of September 30, 2012, we had approximately $23.6 million in short-term investments classified as cash and cash equivalents and approximately $1.35 billion in available-for-sale marketable securities. We have invested these amounts primarily in state and local municipal obligations, government agency securities, corporate commercial paper, and money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which, if they materialize, could have a negative impact on our results of operations.

Effective tax rate changes and results of examinations by taxing authorities could materially impact our results of operations.
Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states or countries where we have lower statutory rates and higher-than-historical results in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities. See Note 10 to the consolidated financial statements, “Income Taxes,” in Part II, “Item 8. Financial Statements and Supplementary Data,” of this Report on Form 10-K.

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
The Company is subject to various federal, state, local and international laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, and licensing for the sale of food and, in some stores, alcoholic beverages. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices (e.g., healthcare legislation and/or “card check” legislation) could have a significant impact on our business.

The USDA’s Organic Rule facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule could pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local and international regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our operating results.

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
Though only 3.2% of our total sales in fiscal year 2012, the Company’s international operations are subject to certain risks of conducting business abroad, including fluctuations in foreign currency exchange rates, changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, among other things.

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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2012. See Part II, “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting.”

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of September 30, 2012, we operated 335 stores: 322 stores in 39 U.S. states and the District of Columbia; 7 stores in Canada; and 6 stores in the United Kingdom. We own 12 stores, two distribution facilities and land for one store in development, including the adjacent property. We also own a building and land, which is leased to third parties; a building on leased land, which is leased to third parties; and we have one store and one parking facility in development on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, and we have options to renew most of our leases in five-year increments. In addition, as of September 30, 2012, we had 29 leased properties and adjacent spaces that are not being utilized in current operations, of which 20 are related to our acquisition of Wild Oats Markets in August 2007. We are actively negotiating to sublease or terminate leases related to these locations.

The following table shows the number of our stores by state, the District of Columbia, Canada and the United Kingdom as of September 30, 2012:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alabama	1	Kansas	2	North Carolina	10
Arizona	7	Kentucky	2	Ohio	6
Arkansas	1	Louisiana	3	Oklahoma	2
California	69	Maine	1	Oregon	7
Canada	7	Maryland	8	Pennsylvania	10
Colorado	18	Massachusetts	21	Rhode Island	3
Connecticut	8	Michigan	5	South Carolina	2
District of Columbia	4	Minnesota	4	Tennessee	4
Florida	17	Missouri	2	Texas	20
Georgia	8	Nebraska	1	United Kingdom	6
Hawaii	3	Nevada	5	Utah	4
Illinois	17	New Jersey	10	Virginia	9
Indiana	2	New Mexico	4	Washington	7
Iowa	1	New York	12	Wisconsin	2

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market. Effective May 6, 2011, the Company changed its trading symbol to “WFM” from “WFMI.”

The Company is a member of the Standard & Poor’s S&P 500 Index, the NASDAQ-100® Index, and the Dow Jones Sustainability™ North America Index.

The following sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2012 and 2011:

	High	Low
Fiscal year 2012:
September 26, 2011 to January 15, 2012	$74.45	$60.39
January 16, 2012 to April 8, 2012	86.35	73.52
April 9, 2012 to July 1, 2012	97.25	81.56
July 2, 2012 to September 30, 2012	100.50	81.55
Fiscal year 2011:
September 27, 2010 to January 16, 2011	$53.06	$34.04
January 17, 2011 to April 10, 2011	66.87	50.26
April 11, 2011 to July 3, 2011	66.75	53.92
July 4, 2011 to September 25, 2011	73.33	53.32

As of November 16, 2012, there were 1,453 holders of record of Whole Foods Market’s common stock, and the closing stock price was $90.54.

Performance Graph
The graph below compares the cumulative five-year total return to shareholders of Whole Foods Market, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the S&P Food Retail Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from September 30, 2007 to September 30, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends
Following is a summary of dividends declared per common share during fiscal years 2012 and 2011 (in thousands, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2012:
November 2, 2011	$0.14	January 13, 2012	January 24, 2012	$25,230
March 9, 2012	0.14	April 5, 2012	April 17, 2012	25,614
May 30, 2012	0.14	June 29, 2012	July 10, 2012	25,834
September 6, 2012 (1)	0.14	September 28, 2012	October 9, 2012	25,959
Fiscal year 2011:
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572
June 7, 2011	0.10	June 24, 2011	July 5, 2011	17,700
September 8, 2011	0.10	September 19, 2011	September 29, 2011	17,827
(1) Dividend accrued at September 30, 2012

On November 7, 2012, the Company’s Board of Directors announced a 43% increase in the Company’s quarterly dividend to $0.20 per common share, payable on January 29, 2013, to shareholders of record at the close of business on January 18, 2013. The Company will pay future dividends at the discretion of the Company’s Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Treasury Stock
On November 2, 2011, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During fiscal year 2012 the Company repurchased approximately 346,000 shares of the Company’s common stock on the open market at an average price of $82.69 per share. There were no share repurchases during the fourth quarter of fiscal year 2012. The total cost of shares held in treasury as of September 30, 2012 was approximately $28.6 million.

On November 15, 2012, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously disclosed program to repurchase an amount of outstanding shares of common stock having an aggregate value of up to $200 million from time to time through November 1, 2013, of which approximately $171.4 million remains available.

Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

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

	Sept. 30, 2012	Sept. 25, 2011	Sept. 26, 2010	Sept. 27, 2009	Sept. 28, 2008
Consolidated Statements of Operations Data (1)
Sales	$11,698,828	$10,107,787	$9,005,794	$8,031,620	$7,953,912
Cost of goods sold and occupancy costs	7,543,054	6,571,238	5,869,519	5,276,493	5,246,468
Gross profit	4,155,774	3,536,549	3,136,275	2,755,127	2,707,444
Direct store expenses	2,983,419	2,628,811	2,376,590	2,146,626	2,108,679
General and administrative expenses	372,065	310,920	272,449	243,749	270,428
Pre-opening expenses	46,899	40,852	38,044	49,218	55,554
Relocation, store closure and lease termination costs	9,885	8,346	11,217	31,185	36,545
Operating income	743,506	547,620	437,975	284,349	236,238
Interest expense	(354)	(3,882)	(33,048)	(36,856)	(36,416)
Investment and other income	8,892	7,974	6,854	3,449	6,697
Income before income taxes	752,044	551,712	411,781	250,942	206,519
Provision for income taxes	286,471	209,100	165,948	104,138	91,995
Net income	465,573	342,612	245,833	146,804	114,524
Preferred stock dividends	—	—	5,478	28,050	—
Income available to common shareholders	$465,573	$342,612	$240,355	$118,754	$114,524

Basic earnings per share	$2.55	$1.96	$1.45	$0.85	$0.82
Weighted average shares outstanding	182,401	175,221	166,244	140,414	139,886

Diluted earnings per share	$2.52	$1.93	$1.43	$0.85	$0.82
Weighted average shares outstanding, diluted basis	184,444	177,279	171,710	140,414	140,011

Dividends declared per common share	$0.56	$0.40	$—	$—	$0.60

Consolidated Balance Sheets Data
Net working capital	$1,125,443	$573,783	$413,647	$371,356	$(43,571)
Total assets	5,294,216	4,292,075	3,986,540	3,783,388	3,380,736
Long-term debt (including current maturities)	24,122	17,905	508,698	739,237	929,170
Shareholders’ equity	3,802,469	2,991,305	2,373,258	1,627,876	1,506,024

Operating Data
Number of stores at end of fiscal year	335	311	299	284	275
Average store size (gross square footage)	38,000	38,000	38,000	37,000	36,000
Average weekly sales per store	$682,000	$636,000	$588,000	$549,000	$570,000
Comparable store sales increase (2)	8.7%	8.5%	7.1%	-3.1%	4.9%
Identical store sales increase (2)	8.4%	8.4%	6.5%	-4.3%	3.6%
(1) Fiscal year 2012 was a 53-week year and fiscal years 2011, 2010, 2009 and 2008 were 52-week years.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Whole Foods Market, Inc. is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company was formed in 1980 and, as of September 30, 2012, operated 335 stores: 322 stores in 39 U.S. states and the District of Columbia; 7 stores in Canada; and 6 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our continued growth depends on our ability to increase sales in our identical stores and open new stores. New stores generally become profitable within their first year of operation; although some new stores may incur operating losses for the first several years of operation. The Company’s average weekly sales and gross profit are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter. Average weekly sales and gross profit are typically lower in the first fiscal quarter due to the product mix of holiday sales, and in the fourth fiscal quarter due to the seasonally slower sales during the summer months.

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Stores acquired in purchase acquisitions enter the comparable store sales base effective the fifty-third full week following the date of the merger. Identical store sales exclude sales from relocated stores and remodeled stores with major expansions of square footage greater than 20% from the comparable calculation to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2012 was a 53-week year and fiscal years 2011 and 2010 were 52-week years.

Economic and Industry Factors
Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection, quality, customer service, price or a combination of these factors. Natural product sales through retail channels continue to experience significant growth, increasing 10% over the prior year, according to Natural Foods Merchandiser.

We offer a broad and differentiated selection of high-quality natural and organic products with a strong emphasis on perishable foods. We aspire to become an international brand synonymous with not just natural and organic foods, but also with being the highest quality food retailer in every community in which we are located.

Highlights for Fiscal Year 2012
We ended fiscal year 2012 with strong sales growth and record fourth quarter results, delivering the best year in our Company’s 32-year history. The pace of new store openings and lease signings continues to increase, and our accelerated growth plans are on track. Our commitment to natural and organic products, local products, high quality standards, emphasis on perishable product sales, healthy eating products and education, range of choices based on price, and empowered team members who focus on unparalleled customer service differentiate us from the competition and have created a loyal customer base. We continue to evaluate and strengthen our value offerings, providing a clear range of choices in every category. We believe our focus in these areas has played a key role in driving our sales growth, and we are committed to maintaining our unique positioning. In fiscal year 2012, a 53-week year:

•	Sales increased 15.7% over the prior year to $11.70 billion driven by an 8.7% comparable store sales increase and identical store sales increased 8.4% over the prior year;

•	Net income increased 35.9% over the prior year to $465.6 million;

•	Diluted earnings per share increased 30.6% over the prior year to $2.52;

•	EBITDA totaled $1.06 billion, an increase of 26.4% over the prior year;

•	We produced $919.7 million in cash flow from operations and invested $456.2 million in capital expenditures, of which $261.7 million related to new locations;

•	We made four dividend payments to common shareholders totaling $94.5 million; and

•	We had cash, restricted cash, and investments totaling $1.54 billion at the end of the fiscal year.

Outlook for Fiscal Year 2013
The following table provides guidance for fiscal year 2013:

Sales growth	10% - 12%
Comparable store sales growth	6.5% - 8.5%
Identical store sales growth	6.0% - 8.0%
General and administrative expenses as a percentage of sales	3.1%
Operating income as a percentage of sales	6.6% - 6.7%
Diluted earnings per share	$2.83 - $2.87
Diluted earnings per share growth	12% - 14%
Tax rate	38.6% - 39.0%
Ending square footage growth	8%

Fiscal year 2013 will be a 52-week year, with twelve weeks in the fourth fiscal quarter. On a 52-week to 52-week basis, the Company expects total sales growth of 12% to 14% and diluted earnings per share growth of 14% to 16%.

The Company expects capital expenditures for fiscal year 2013 to be in the range of approximately $565 million to $615 million, which includes the opening of approximately 32 to 34 new stores. The Company is committed to producing cash flows from operations in excess of its capital expenditure requirements on an annual basis, including sufficient cash flow to fund the 79 stores in its current development pipeline.

Results of Operations
The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.5	65.0	65.2
Gross profit	35.5	35.0	34.8
Direct store expenses	25.5	26.0	26.4
General and administrative expenses	3.2	3.1	3.0
Pre-opening expenses	0.4	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.1
Operating income	6.4	5.4	4.9
Interest expense	—	—	(0.4)
Investment and other income	0.1	0.1	0.1
Income before income taxes	6.4	5.5	4.6
Provision for income taxes	2.4	2.1	1.8
Net income	4.0	3.4	2.7
Preferred stock dividends	—	—	0.1
Income available to common shareholders	4.0%	3.4%	2.7%
Figures may not sum due to rounding.

Sales
Sales totaled approximately $11.70 billion, $10.11 billion and $9.01 billion in fiscal years 2012, 2011 and 2010, respectively, representing increases of 15.7%, 12.2% and 12.1% over the previous fiscal years, respectively. Sales increases for all years are due to comparable store sales increases and stores open or acquired less than one fiscal year, plus an additional week of sales in fiscal year 2012. Comparable store sales increased approximately 8.7%, 8.5% and 7.1% in fiscal years 2012, 2011 and 2010, respectively. Identical store sales increased approximately 8.4%, 8.4% and 6.5% in fiscal years 2012, 2011 and 2010, respectively. The sales increase contributed by stores open or acquired less than one fiscal year totaled approximately $293.8 million, $222.0 million and $251.8 million for fiscal years 2012, 2011 and 2010, respectively.

Comparable stores, relocated stores and remodels excluded from the identical store base, identical stores, and stores open less than one fiscal year were as follows:

	2012	2011	2010
Comparable stores	311	298	281
Relocated stores	(7)	(6)	(6)
Remodels with major expansions	(3)	(1)	(2)
Identical stores	301	291	273

Stores open less than one fiscal year	25	18	18

We believe our efforts around value and differentiation continue to be a significant contributor to our momentum. Our customers have shifted their buying toward branded and organic products, higher priced tiers, and to several discretionary categories. With the moderation of inflation, we saw our identical store sales breakout move toward approximately 80% transaction count and 20% basket size. During fiscal year 2012, our transaction count in identical stores increased 6.7%, continuing to accelerate from the 5.7% increase we experienced in fiscal year 2011. The increase in transaction growth helped to offset the slower increase in basket size year-over year. Basket size is partially impacted by our growth in new customers, who tend to have a smaller average basket size. During fiscal year 2012, our basket size increased 1.7% compared to the 2.4% increase for fiscal year 2011.

Gross Profit
Gross profit totaled approximately $4.16 billion, $3.54 billion and $3.14 billion in fiscal years 2012, 2011 and 2010, respectively. Net LIFO inventory reserves increased approximately $0.1 million and $10.3 million in fiscal years 2012 and 2011, respectively. During fiscal year 2010, net LIFO inventory reserves decreased approximately $7.7 million due primarily to lower average inventory balances and net deflation in product costs. Moderation of inflation during the fiscal year ended September 30, 2012 resulted in an almost flat net LIFO inventory reserve, as compared to rising product costs in the prior year. Excluding the LIFO charge, gross profit increased 43 basis points, driven by improvement in occupancy costs and costs of goods sold. During fiscal year 2011, despite the 19 basis point impact from the LIFO charge, the Company maintained healthy gross margins by balancing rising product costs while maintaining our relative value position. The Company realized sequentially lower cost of goods sold during fiscal year 2010 by taking advantage of buying opportunities and improving our distribution, shrink control and inventory management.

We have maintained our commitment to offering highly competitive prices on known value items in addition to implementing targeted pricing and promotional strategies. The success of this ongoing strategy is reflected in our continued sales momentum and the results from our most recent competitive survey. The survey indicates we dramatically improved our pricing position versus our competitors during fiscal year 2012, resulting in our most competitive position in more than three years.

To the extent changes in costs are not reflected in changes in retail prices or changes in retail prices are delayed, our gross profit will be affected. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or the impact of commodity costs or a host of other factors, including possible supply shortages, and extreme weather-related disruptions. Relative to existing stores, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses
Direct store expenses totaled approximately $2.98 billion, $2.63 billion and $2.38 billion in fiscal years 2012, 2011 and 2010, respectively. The 51 basis point decrease in direct store expenses as a percentage of sales in fiscal year 2012 primarily reflects leverage of 25 basis points in wages, 16 basis points in depreciation expense, and 8 basis points in healthcare costs. During fiscal year 2011, the 38 basis point decrease in direct store expenses as a percentage of sales primarily reflects leverage of 28 basis points in wages and 19 basis points in depreciation expense, partially offset by an increase in costs, including worker’s compensation expense of 5 basis points as a percentage of sales.

General and Administrative Expenses
General and administrative expenses totaled approximately $372.1 million, $310.9 million and $272.4 million in fiscal years 2012, 2011 and 2010, respectively. Higher wages and share-based payment expense, resulting primarily from our higher stock price, drove the 10 basis point increase in general and administrative expenses as a percentage of sales during fiscal year 2012. During fiscal year 2011, the increase in general and administrative expenses as a percentage of sales was primarily driven by higher wages, including wage costs associated with new strategic initiatives, totaling 6 basis points as a percentage of sales.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2012	2011	2010
Cost of goods sold and occupancy costs	$1,874	$1,396	$862
Direct store expenses	22,647	14,121	10,140
General and administrative expenses	17,767	11,742	11,892
Share-based payment expense before income taxes	42,288	27,259	22,894
Income tax benefit	(15,759)	(10,072)	(9,170)
Net share-based payment expense	$26,529	$17,187	$13,724

Pre-opening Expenses
Pre-opening expenses totaled approximately $46.9 million, $40.9 million and $38.0 million in fiscal years 2012, 2011 and 2010, respectively. The Company opened 25, 18 and 16 new store locations during fiscal years 2012, 2011 and 2010, respectively. Average pre-opening expense per new store opened in the year indicated, including pre-opening rent, totaled approximately $1.7 million, $2.5 million and $2.6 million in fiscal years 2012, 2011 and 2010, respectively.

Relocation, Store Closure and Lease Termination Costs
Relocation, store closure and lease termination costs totaled approximately $9.9 million, $8.3 million and $11.2 million in fiscal years 2012, 2011 and 2010, respectively. The Company relocated or closed one, six and one store locations during fiscal years 2012, 2011 and 2010, respectively. Relocation, store closure and lease termination costs for fiscal years 2012, 2011 and 2010 include charges totaling approximately $2.4 million, $1.6 million and $6.9 million, respectively, to increase store closure reserves for increased estimated net lease obligations for closed stores. During fiscal year 2010, the Company recorded a gain totaling approximately $3.2 million related to the sale of a non-operating property.

Interest Expense
Interest expense, net of amounts capitalized, was approximately $0.4 million, $3.9 million and $33.0 million in fiscal years 2012, 2011 and 2010, respectively. Interest expense for fiscal years 2011 and 2010 consists principally of interest expense on the $700 million term loan we entered into to finance the acquisition of Wild Oats Markets. The reductions in interest expense are primarily due to the repayment of $490 million and $210 million of the term loan during fiscal years 2011 and 2010, respectively. The Company had no long-term debt amounts outstanding during fiscal year 2012, and its revolving line of credit expired in August 2012.

Investment and Other Income
Investment and other income which includes interest income, investment gains and losses, rental income and other income totaled approximately $8.9 million, $8.0 million and $6.9 million in fiscal years 2012, 2011 and 2010, respectively. The Company held higher average investment balances during fiscal years 2012 and 2011.

Income Taxes
Income taxes resulted in an effective tax rate of approximately 38.1%, 37.9% and 40.3% in fiscal years 2012, 2011 and 2010, respectively. The lower effective tax rates for fiscal years 2012 and 2011 reflect the tax effects of a reduction of reserves for uncertain tax positions and increased state tax credits in fiscal year 2012, and the tax effects of certain initiatives and investments in both fiscal years.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Return on Invested Capital (“ROIC”) as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation.

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA to GAAP net income, which the Company believes to be the most directly comparable GAAP financial measure. EBITDA was as follows (in thousands):

	2012	2011	2010
Net income	$465,573	$342,612	$245,833
Provision for income taxes	286,471	209,100	165,948
Interest expense	354	3,882	33,048
Investment and other income	(8,892)	(7,974)	(6,854)
Operating income	743,506	547,620	437,975
Depreciation and amortization	311,550	287,109	275,589
EBITDA	$1,055,056	$834,729	$713,564

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings are annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital represents a trailing four-quarter average. ROIC was as follows (in thousands):

	2012	2011	2010
Net income	$465,573	$342,612	$245,833
Interest expense, net of taxes	219	2,411	19,730
Adjusted earnings	465,792	345,023	265,563
Total rent expense, net of taxes (1)	211,344	193,609	175,542
Estimated depreciation on capitalized operating leases, net of tax (2)	(140,896)	(129,073)	(117,028)
Adjusted earnings, including interest related to operating leases	536,240	409,559	324,077

Annualized adjusted earnings	$457,115	$345,023	$265,563
Annualized adjusted earnings, including interest related to operating leases	$526,204	$409,559	$324,077

Average working capital, excluding current portion of long-term debt	$955,973	$493,187	$450,827
Average property and equipment, net	2,090,103	1,950,435	1,891,750
Average other assets	954,899	872,117	878,341
Average other liabilities	(460,155)	(389,198)	(349,101)
Average invested capital	$3,540,820	$2,926,541	$2,871,817
Average estimated asset base of capitalized operating leases (3)	2,740,419	2,501,264	2,355,315
Average invested capital, adjusted for capitalization of operating leases	$6,281,239	$5,427,805	$5,227,132

ROIC	12.9%	11.8%	9.2%
ROIC, adjusted for capitalization of operating leases	8.4%	7.5%	6.2%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in thousands):

	September 30, 2012	September 25, 2011
Cash and cash equivalents	$89,016	$212,004
Short-term investments - available-for-sale securities	1,131,213	442,320
Total	$1,220,229	$654,324

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $221.4 million and $52.8 million at September 30, 2012 and September 25, 2011, respectively.

We generated cash flows from operating activities of approximately $919.7 million, $754.8 million and $585.3 million in fiscal years 2012, 2011 and 2010, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $1.34 billion, $450.7 million and $715.4 million for fiscal years 2012, 2011 and 2010, respectively. Net purchases of available-for-sale securities totaled approximately $871.3 million, $73.1 million and $425.6 million for fiscal years 2012, 2011 and 2010, respectively. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of landlord incentives and complexity of site development issues. Capital expenditures for fiscal years 2012, 2011 and 2010 totaled approximately $456.2 million, $365.0 million and $256.8 million, respectively, of which approximately $261.7 million, $203.5 million and $171.4 million, respectively, was for new store development and approximately $194.5 million, $161.5 million and $85.4 million, respectively, was for remodels and other property and equipment expenditures.

The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2011	Stores opened during fiscal year 2012	Stores opened during fiscal year 2013 as of Nov. 7, 2012	Properties tendered as of Nov. 7, 2012	Total leases signed as of Nov. 7, 2012 (1)
Number of stores (including relocations)	18	25	7	12	79
Number of relocations	6	1	—	4	10
New markets	—	8	4	4	18
Average store size (gross square feet)	39,400	35,500	33,500	37,600	36,600
Total square footage	708,700	887,400	234,800	450,800	2,896,300
Average tender period in months	12.5	7.9	5.9
Average pre-opening expense per store	$2.5 million	$1.7 million
Average pre-opening rent per store	$1.2 million	$0.6 million
(1) Includes leases for properties tendered

The following table provides information about the Company’s estimated store openings for fiscal years 2013 and 2014:

	Estimated openings	Relocations	Average new store square footage	Ending square footage growth
Fiscal year 2013	32 - 34	5	34,000	8%
Fiscal year 2014	33 - 38	2 - 3	38,000	8% - 9%

On October 26, 2012, the Company announced plans to purchase six leases, averaging 31,000 square feet in size, from Johnnie’s Foodmaster. Johnnie’s Foodmaster will close the stores prior to the anticipated November 30, 2012 transaction closing date. The Company plans to remodel and reopen the locations as Whole Foods Market stores before the end of September 2013. The leases related to this transaction are included in the current development pipeline in the tables above.

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 79 stores in our current development pipeline.

Over the long term, the Company considers 1,000 stores to be a reasonable indication of its market opportunity in the United States as the Whole Foods Market brand continues to strengthen, consumer demand for natural and organic products continues to increase, and the Company’s flexibility on new store size opens up additional market opportunities. The Company believes significant opportunities exist in Canada and the United Kingdom as well. Our growth strategy is to expand primarily through new store openings, with the majority of our new stores to fall in the range of 35,000 to 45,000 square feet going forward.

Net cash provided by financing activities totaled approximately $297.2 million in fiscal year 2012. Net cash used in financing activities totaled approximately $223.6 million and $168.9 million in fiscal years 2011 and 2010, respectively.

During fiscal year 2007, the Company entered into a $700 million, five-year term loan agreement to finance the acquisition of Wild Oats Markets. During fiscal year 2010, the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement. During fiscal year 2011, the Company repaid the $490 million outstanding balance on the term loan. The Company also had outstanding a $350 million revolving line of credit that expired August 2012. The Company’s obligations under the facility were secured by liens on certain of the Company’s assets, including stock of its subsidiaries. The Company elected not to renew the revolving line of credit, due to its significant cash position. No amounts were drawn under this agreement during fiscal year 2012 or 2011.

Net proceeds to the Company from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $370.2 million, $296.7 million and $47.0 million in fiscal years 2012, 2011 and 2010, respectively. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At September 30, 2012, September 25, 2011 and September 26, 2010, approximately 8.4 million shares, 11.7 million shares, and 12.7 million shares of our common stock, respectively, were available for future stock incentive grants.

On December 8, 2010, the Company’s Board of Directors reinstated a $0.10 quarterly cash dividend to shareholders. During fiscal year 2011, the Company made three quarterly dividend payments to shareholders totaling approximately $52.6 million. On November 2, 2011, the Company’s Board of Directors increased the quarterly dividend by 40% to $0.14 per common share. During fiscal year 2012, the Company made four quarterly dividend payments to shareholders totaling approximately $94.5 million.

Following is a summary of dividends declared per common share during fiscal years 2012 and 2011 (in thousands, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2012:
November 2, 2011	$0.14	January 13, 2012	January 24, 2012	$25,230
March 9, 2012	0.14	April 5, 2012	April 17, 2012	25,614
May 30, 2012	0.14	June 29, 2012	July 10, 2012	25,834
September 6, 2012 (1)	0.14	September 28, 2012	October 9, 2012	25,959
Fiscal year 2011:
December 8, 2010	$0.10	January 10, 2011	January 20, 2011	$17,348
February 27, 2011	0.10	April 12, 2011	April 22, 2011	17,572
June 7, 2011	0.10	June 24, 2011	July 5, 2011	17,700
September 8, 2011	0.10	September 19, 2011	September 29, 2011	17,827
(1) Dividend accrued at September 30, 2012

On November 7, 2012, the Company’s Board of Directors announced a 43% increase in the Company’s quarterly dividend to $0.20 per common share. The Company will pay future dividends at the discretion of the Company’s Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

On November 2, 2011, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During fiscal year 2012 the Company repurchased approximately 346,000 shares of the Company’s common stock on the open market at an average price of $82.69 per share. The total cost of shares held in treasury as of September 30, 2012 was approximately $28.6 million.

On November 15, 2012, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously disclosed program to repurchase an amount of outstanding shares of common stock having an aggregate value of up to $200 million from time to time through November 1, 2013, of which approximately $171.4 million remains available.

Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

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

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of September 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$44,590	$2,967	$5,560	$5,341	$30,722
Operating lease obligations (1)	6,774,839	309,058	749,870	793,088	4,922,823
Total	$6,819,429	$312,025	$755,430	$798,429	$4,953,545
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at September 30, 2012 were approximately $6.1 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 30, 2012, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows resulted in increases in cash and cash equivalents totaling approximately $1.5 million and $0.9 million for fiscal years 2012 and 2010, respectively, and a decrease in cash and cash equivalents totaling approximately $0.6 million for fiscal year 2011, reflecting the relative strengthening and weakening of the Canadian dollar and pound sterling compared to the U.S. dollar during these periods.

Our principal historical sources of liquidity have included cash generated by operations, available cash and cash equivalents, and short-term investments. Absent any significant change in market condition, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next 12 months will be funded by these sources. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that other sources of capital will be available to us in the future.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at September 30, 2012 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Inventory Valuation
We value our inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 92.1% and 92.3% of inventories at September 30, 2012 and September 25, 2011, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $29.8 million and $29.7 million at September 30, 2012 and September 25, 2011, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method. Cost is determined using the item cost method and the retail method for inventories. The item cost method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold. The item cost method of accounting enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by counting each item in inventory, then applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins.

Our cost-to-retail ratios contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory mix, inventory spoilage and inventory shrink. Because of the significance of the judgments and estimation processes, it is possible that different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% difference in our cost-to-retail ratios at September 30, 2012 would have affected net income by approximately $0.8 million for fiscal year 2012.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
We evaluate long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value, based on hierarchy input Level 3, is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections or based on a review of the future benefit the Company anticipates receiving from the related assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

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

We have not made any changes in the accounting methodology used to establish our insurance and self-insured liabilities during the past three fiscal years.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance and self-insured liabilities at September 30, 2012 would have affected net income by approximately $7.1 million for fiscal year 2012.

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining non-cancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from 1 month to 17 years. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our closed property reserves at September 30, 2012 would have affected net income by a maximum of approximately $2.5 million for fiscal year 2012.

Share-Based Payments
The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven, or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a three-year period.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our share-based payment expense would have affected net income by approximately $2.6 million for fiscal year 2012.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes and changes in market values of our investments. We do not use financial instruments for trading or other speculative purposes. We are also exposed to foreign exchange fluctuations on our foreign subsidiaries.

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

The Company holds short-term investments that are classified as cash equivalents. We had cash equivalent investments totaling approximately $23.6 million and $75.9 million at September 30, 2012 and September 25, 2011, respectively. These investments are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal year 2012 and 2011, a hypothetical 10% increase or decrease in interest rates would not have materially affected our consolidated financial statements.

The Company also holds available-for-sale securities that are classified as short-term and long-term investments generally consisting of state and local municipal obligations. We had short-term investments totaling approximately $1.13 billion and long-term investments totaling approximately $221.4 million at September 30, 2012. Short-term investments totaled approximately $442.3 million and long-term investments totaled approximately $52.8 million at September 25, 2011. These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal years 2012 and 2011, a hypothetical 10% increase or decrease in interest rates would not have materially affected interest income earned on these investments.

Foreign Currency Risk
The Company is exposed to foreign currency exchange risk. We own and operate seven stores in Canada and six stores in the United Kingdom. Sales made from the Canadian and United Kingdom stores are made in exchange for Canadian dollars and Great Britain pounds sterling, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At September 30, 2012, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound sterling would not have materially affected our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Whole Foods Market, Inc.
Index to Consolidated Financial Statements

Page Number

Report of Independent Registered Public Accounting Firm	32
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	33
Consolidated Balance Sheets at September 30, 2012 and September 25, 2011	34
Consolidated Statements of Operations for the fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010	35
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010	36
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010	37
Notes to Consolidated Financial Statements	38

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. as of September 30, 2012 and September 25, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 30, 2012 and September 25, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whole Foods Market, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
November 21, 2012

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Whole Foods Market, Inc.

We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 30, 2012 and September 25, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended September 30, 2012 of Whole Foods Market, Inc. and our report dated November 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
November 21, 2012

Whole Foods Market, Inc.
Consolidated Balance Sheets
(In thousands)
September 30, 2012 and September 25, 2011

Assets	2012	2011
Current assets:
Cash and cash equivalents	$89,016	$212,004
Short-term investments - available-for-sale securities	1,131,213	442,320
Restricted cash	102,873	91,956
Accounts receivable	196,503	175,310
Merchandise inventories	374,269	336,799
Prepaid expenses and other current assets	76,511	73,579
Deferred income taxes	132,246	121,176
Total current assets	2,102,631	1,453,144
Property and equipment, net of accumulated depreciation and amortization	2,192,683	1,997,212
Long-term investments - available-for-sale securities	221,426	52,815
Goodwill	662,938	662,938
Intangible assets, net of accumulated amortization	62,399	67,234
Deferred income taxes	42,834	50,148
Other assets	9,305	8,584
Total assets	$5,294,216	$4,292,075

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$1,012	$466
Accounts payable	247,089	236,913
Accrued payroll, bonus and other benefits due team members	307,164	281,587
Dividends payable	25,959	17,827
Other current liabilities	395,964	342,568
Total current liabilities	977,188	879,361
Long-term capital lease obligations, less current installments	23,110	17,439
Deferred lease liabilities	440,822	353,776
Other long-term liabilities	50,627	50,194
Total liabilities	1,491,747	1,300,770

Shareholders’ equity:
Common stock, no par value, 600,000 and 300,000 shares authorized; 185,783 and 178,886 shares issued; 185,437 and 178,886 shares outstanding at 2012 and 2011, respectively	2,592,369	2,120,972
Common stock in treasury, at cost	(28,599)	—
Accumulated other comprehensive income (loss)	5,266	(164)
Retained earnings	1,233,433	870,497
Total shareholders’ equity	3,802,469	2,991,305
Commitments and contingencies
Total liabilities and shareholders’ equity	$5,294,216	$4,292,075

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
Fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010

	2012	2011	2010
Sales	$11,698,828	$10,107,787	$9,005,794
Cost of goods sold and occupancy costs	7,543,054	6,571,238	5,869,519
Gross profit	4,155,774	3,536,549	3,136,275
Direct store expenses	2,983,419	2,628,811	2,376,590
General and administrative expenses	372,065	310,920	272,449
Pre-opening expenses	46,899	40,852	38,044
Relocation, store closure and lease termination costs	9,885	8,346	11,217
Operating income	743,506	547,620	437,975
Interest expense	(354)	(3,882)	(33,048)
Investment and other income	8,892	7,974	6,854
Income before income taxes	752,044	551,712	411,781
Provision for income taxes	286,471	209,100	165,948
Net income	465,573	342,612	245,833
Preferred stock dividends	—	—	5,478
Income available to common shareholders	$465,573	$342,612	$240,355

Basic earnings per share	$2.55	$1.96	$1.45
Weighted average shares outstanding	182,401	175,221	166,244

Diluted earnings per share	$2.52	$1.93	$1.43
Weighted average shares outstanding, diluted basis	184,444	177,279	171,710

Dividends declared per common share	$0.56	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(In thousands, except per share amounts)
Fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 27, 2009	140,542	$1,283,028	$—	$(13,367)	$358,215	$1,627,876
Net income	—	—	—	—	245,833	245,833
Foreign currency translation adjustments	—	—	—	1,564	—	1,564
Reclassification adjustments for amounts included in net income	—	—	—	12,943	—	12,943
Change in unrealized gains and losses, net of income taxes	—	—	—	(349)	—	(349)
Comprehensive income						259,991
Redeemable preferred stock dividends	358	5,195	—	—	(5,478)	(283)
Conversion of preferred stock	29,311	413,052	—	—	—	413,052
Issuance of common stock pursuant to team member stock plans	1,822	47,020	—	—	—	47,020
Excess tax benefit related to exercise of team member stock options	—	2,708	—	—	—	2,708
Share-based payment expense	—	22,894	—	—	—	22,894
Balances at September 26, 2010	172,033	1,773,897	—	791	598,570	2,373,258
Net income	—	—	—	—	342,612	342,612
Foreign currency translation adjustments	—	—	—	(1,209)	—	(1,209)
Reclassification adjustments for amounts included in net income	—	—	—	245	—	245
Change in unrealized gains and losses, net of income taxes	—	—	—	9	—	9
Comprehensive income						341,657
Dividends ($0.40 per common share)	—	—	—	—	(70,447)	(70,447)
Issuance of common stock pursuant to team member stock plans	6,857	301,591	—	—	—	301,591
Excess tax benefit related to exercise of team member stock options	—	18,225	—	—	—	18,225
Share-based payment expense	—	27,259	—	—	—	27,259
Other	(4)	—	—	—	(238)	(238)
Balances at September 25, 2011	178,886	2,120,972	—	(164)	870,497	2,991,305
Net income	—	—	—	—	465,573	465,573
Foreign currency translation adjustments	—	—	—	5,305	—	5,305
Change in unrealized gains and losses, net of income taxes	—	—	—	125	—	125
Comprehensive income						471,003
Dividends ($0.56 per common share)	—	—	—	—	(102,637)	(102,637)
Issuance of common stock pursuant to team member stock plans	6,897	365,717	—	—	—	365,717
Purchase of treasury stock	(346)	—	(28,599)	—	—	(28,599)
Excess tax benefit related to exercise of team member stock options	—	63,392	—	—	—	63,392
Share-based payment expense	—	42,288	—	—	—	42,288
Balances at September 30, 2012	185,437	$2,592,369	$(28,599)	$5,266	$1,233,433	$3,802,469

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
Fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010

	2012	2011	2010
Cash flows from operating activities
Net income	$465,573	$342,612	$245,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311,550	287,109	275,589
Loss (gain) on disposition of fixed assets	2,223	2,228	(170)
Share-based payment expense	42,288	27,259	22,894
LIFO expense (benefit)	100	10,250	(7,670)
Deferred income tax expense (benefit)	(8,039)	19,540	(33,534)
Excess tax benefit related to exercise of team member stock options	(50,349)	(22,741)	(2,982)
Accretion of premium/discount on marketable securities	15,710	6,164	1,521
Deferred lease liabilities	77,044	53,381	39,636
Other	(1,695)	866	(1,655)
Net change in current assets and liabilities:
Accounts receivable	(29,879)	(35,422)	(28,447)
Merchandise inventories	(37,075)	(23,267)	(3,048)
Prepaid expenses and other current assets	(1,779)	(18,987)	(1,640)
Accounts payable	9,606	23,768	23,454
Accrued payroll, bonus and other benefits due team members	25,285	37,204	36,133
Other current liabilities	94,918	53,831	20,030
Net change in other long-term liabilities	4,234	(8,950)	(659)
Net cash provided by operating activities	919,715	754,845	585,285
Cash flows from investing activities
Development costs of new locations	(261,710)	(203,457)	(171,379)
Other property and equipment expenditures	(194,539)	(161,507)	(85,414)
Purchases of available-for-sale securities	(3,009,503)	(1,228,920)	(1,072,243)
Sales and maturities of available-for-sale securities	2,138,221	1,155,795	646,594
Increase in restricted cash	(10,917)	(5,154)	(15,779)
Payment for purchase of acquired entities, net of cash acquired	—	(1,972)	(14,470)
Other investing activities	(2,901)	(5,509)	(2,715)
Net cash used in investing activities	(1,341,349)	(450,724)	(715,406)
Cash flows from financing activities
Common stock dividends paid	(94,505)	(52,620)	—
Preferred stock dividends paid	—	—	(8,500)
Issuance of common stock	370,226	296,719	46,962
Purchase of treasury stock	(28,599)	—	—
Excess tax benefit related to exercise of team member stock options	50,349	22,741	2,982
Payments on long-term debt and capital lease obligations	(305)	(490,394)	(210,350)
Net cash provided by (used in) financing activities	297,166	(223,554)	(168,906)
Effect of exchange rate changes on cash and cash equivalents	1,480	(559)	893
Net change in cash and cash equivalents	(122,988)	80,008	(298,134)
Cash and cash equivalents at beginning of period	212,004	131,996	430,130
Cash and cash equivalents at end of period	$89,016	$212,004	$131,996

Supplemental disclosures of cash flow information:
Interest paid	$2,839	$15,837	$39,156
Federal and state income taxes paid	$201,771	$192,485	$193,044
Non-cash transaction:
Conversion of redeemable preferred stock into common stock	$—	$—	$418,247

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements
Fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010

(1) Description of Business
Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “we”) own and operate the largest chain of natural and organic foods supermarkets. The Company’s mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 32 years. As of September 30, 2012, we operated 335 stores: 322 stores in 39 U.S. states and the District of Columbia; 7 stores in Canada; and 6 stores in the United Kingdom.

The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of annual percentage sales and net long-lived assets by geographic area:

	2012	2011	2010
Sales:
United States	96.8%	96.9%	97.0%
Canada and United Kingdom	3.2	3.1	3.0
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	95.2%	95.9%	96.6%
Canada and United Kingdom	4.8	4.1	3.4
Total long-lived assets, net	100.0%	100.0%	100.0%

The following is a summary of annual percentage sales by product category:

	2012	2011	2010
Non-perishables	33.0%	33.2%	33.5%
Prepared foods and bakery	18.8	18.8	18.8
Other perishables	48.2	48.0	47.7
Total sales	100.0%	100.0%	100.0%

(2) Summary of Significant Accounting Policies
Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2012 was a 53-week year and fiscal years 2011 and 2010 were 52-week years.

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

Restricted Cash
Restricted cash primarily relates to cash held as collateral to support a portion of our projected workers’ compensation obligations. Additionally, the Company holds restricted cash as a rent guarantee on certain operating leases through March 2013.

Accounts Receivable
Accounts receivable are shown net of related allowances and consist primarily of credit card receivables, occupancy-related receivables, customer purchases and vendor receivables. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method and totaled approximately $4.0 million and $2.2 million in fiscal years 2012 and 2011, respectively.

Inventories
The Company values inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 92.1% and 92.3% of inventories in fiscal years 2012 and 2011, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $29.8 million and $29.7 million at September 30, 2012 and September 25, 2011, respectively. Costs for remaining inventories are determined by the first-in, first-out (“FIFO”) method.

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

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. The Company provides depreciation of equipment over the estimated useful lives (generally 3 to 15 years) using the straight-line method, and provides amortization of leasehold improvements and real estate assets under capital leases on a straight-line basis over the shorter of the estimated useful lives of the improvements or the expected terms of the related leases. The Company provides depreciation of buildings over the estimated useful lives (generally 20 to 50 years) using the straight-line method. Costs related to a projected site determined to be unsatisfactory and general site selection costs that cannot be identified with a specific store location are charged to operations currently. The Company recognizes a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred. Repair and maintenance costs are expensed as incurred. Interest costs on significant projects constructed or developed for the Company’s own use are capitalized as a separate component of the asset. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Leases
The Company leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. We recognize rent on a straight-line basis over the expected term of the lease, which includes rent holiday periods and scheduled rent increases. The expected lease term begins with the date the Company takes possession of the leased space for construction and other purposes. The expected lease term may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured. The expected term is also used in the determination of whether a store is a capital or operating lease. We record tenant improvement allowances and rent holidays as deferred rent liabilities, and amortize the deferred rent over the expected lease term to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels as defined by the lease will be reached

Goodwill and Intangible Assets
Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually at the Company’s fiscal year end, or more frequently if impairment indicators arise, on a reporting unit level. We allocate goodwill to one reporting unit for goodwill impairment testing.

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, patents, liquor licenses, license agreements, non-competition agreements, and debt issuance costs. The Company amortizes definite-lived intangible assets on a straight-line basis over the period the intangible asset is expected to generate cash flows, generally the life of the related agreement. Currently, the weighted average life is approximately 17 years for contract-based intangible assets, and approximately 2 years for marketing-related and other identifiable intangible assets. Indefinite-lived intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other.” The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for the annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The provisions are effective for the Company’s first quarter of the fiscal year ending September 29, 2013. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The fair value, based on hierarchy input Level 3, is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections or based on a review of the future benefit the Company anticipates receiving from the related assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company impairs assets related to an operating location, a charge to write down the related assets is included in the “Direct store expenses” or “General and administrative expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets to their estimated recoverable value is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

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

Insurance and Self-Insurance Reserves
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company had insurance liabilities totaling approximately $115.4 million and $109.4 million at September 30, 2012 and September 25, 2011, respectively, included in the “Other current liabilities” line item on the Consolidated Balance Sheets.

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from 1 month to 17 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

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

Cost of Goods Sold and Occupancy Costs
Cost of goods sold includes cost of inventory sold during the period (net of discounts and allowances), distribution and food preparation costs, and shipping and handling costs. The Company receives various rebates from third party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are calculated based on actual purchase volumes. Volume discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance costs, and property insurance. Our largest supplier, United Natural Foods, Inc., accounted for approximately 31%, 31% and 27% of our total purchases in fiscal years 2012, 2011 and 2010, respectively

Direct Store Expenses
Direct store expenses consist of store-level expenses such as salaries and benefits costs, supplies, depreciation, community marketing and other store-specific costs. Advertising and marketing expense for fiscal years 2012, 2011 and 2010 was approximately $51.3 million, $43.2 million and $37.9 million, respectively. Advertising costs are charged to expense as incurred.

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

Share-Based Payments
The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven, or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. The Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a three-year period.

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

Treasury Stock
Under the Company’s stock repurchase program, the Company can repurchase shares of the Company’s common stock on the open market that are held in treasury at cost. The subsequent retirement of treasury stock is recorded as a reduction in retained earnings at cost. The Company’s common stock has no par value.

Earnings per Share
Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the fiscal period. Net income available to common shareholders in fiscal year 2010 was calculated using the two-class method, which is an earnings allocation method for computing earnings per share when an entity’s capital structure includes common stock and participating securities. The two-class method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. The application of the two-class method was required since the Company’s redeemable preferred shares contained a participation feature.

Diluted earnings per share is based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding related to dilutive options, unvested restricted stock, and redeemable preferred stock.

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

Foreign Currency Translation
The Company’s Canadian and United Kingdom operations use their local currency as their functional currency. Foreign currency transaction gains and losses related to Canadian intercompany operations are charged to net income in the period incurred. The Company recognized foreign currency gains totaling approximately $0.5 million in fiscal year 2012, and expense totaling approximately $0.4 million and $0.2 million in fiscal years 2011 and 2010, respectively. Intercompany transaction gains and losses associated with our United Kingdom operations are excluded from the determination of net income since these transactions are considered long-term investments in nature. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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

(3) Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in thousands):

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$15,815	$—	$—	$15,815
Municipal bonds	—	7,825	—	7,825
Marketable securities - available-for-sale:
Municipal bonds	—	982,975	—	982,975
Corporate bonds	—	11,140	—	11,140
Commercial paper	—	9,958	—	9,958
Variable rate demand notes	—	348,566	—	348,566
Total	$15,815	$1,360,464	$—	$1,376,279

September 25, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$59,157	$—	$—	$59,157
Municipal bonds	—	3,791	—	3,791
Commercial paper	—	12,998	—	12,998
Marketable securities - available-for-sale:
Municipal bonds	—	316,662	—	316,662
Corporate bonds	—	5,361	—	5,361
Commercial paper	—	67,964	—	67,964
Variable rate demand notes	—	105,148	—	105,148
Total	$59,157	$511,924	$—	$571,081

Assets Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, intangible assets, and other assets. These assets are measured at fair value if determined to be impaired. Fair value adjustments, based on hierarchy input Level 3, reduced the carrying value of related long-lived assets to zero and were included in the following line items on the Consolidated Statements of Operations for the periods indicated (in thousands):

	2012	2011	2010
Direct store expenses	$46	$1,161	$1,261
General and administrative expenses	1,182	—	—
Relocation, store closure and lease termination costs	1,353	156	976
Total impairment of long-lived assets	$2,581	$1,317	$2,237

(4) Investments
The Company holds investments in marketable securities, generally municipal bonds, corporate bonds, commercial paper and variable rate demand notes, that are classified as either short- or long-term available-for-sale securities. The Company held the following investments as of the dates indicated (in thousands):

September 30, 2012	Adjusted cost	Unrealized gains	Unrealized losses	Fair value
Short-term marketable securities - available-for-sale:
Municipal bonds	$767,283	$269	$(88)	$767,464
Corporate bonds	5,189	36	—	5,225
Commercial paper	9,943	15	—	9,958
Variable rate demand notes	348,566	—	—	348,566
Total short-term marketable securities	$1,130,981	$320	$(88)	$1,131,213
Long-term marketable securities - available-for-sale:
Municipal bonds	$215,173	$377	$(39)	$215,511
Corporate bonds	5,919	—	(4)	5,915
Total long-term marketable securities	$221,092	$377	$(43)	$221,426

September 25, 2011	Adjusted cost	Unrealized gains	Unrealized losses	Fair value
Short-term marketable securities - available-for-sale:
Municipal bonds	$268,945	$279	$(16)	$269,208
Commercial paper	67,950	14	—	67,964
Variable rate demand notes	105,148	—	—	105,148
Total short-term marketable securities	$442,043	$293	$(16)	$442,320
Long-term marketable securities - available-for-sale:
Municipal bonds	$47,387	$77	$(10)	$47,454
Corporate bonds	5,345	16	—	5,361
Total long-term marketable securities	$52,732	$93	$(10)	$52,815

At September 30, 2012 and September 25, 2011, available-for-sale securities totaling approximately $382.5 million and $74.5 million, respectively, were in unrealized loss positions.

At September 30, 2012, the average effective maturity of the Company’s short- and long-term investments was approximately 5 months and 15 months, respectively, compared to approximately 4 months and 15 months, respectively, at September 25, 2011.

(5) Property and Equipment
Balances of major classes of property and equipment are as follows (in thousands):

	2012	2011
Land	$76,592	$48,928
Buildings and leasehold improvements	2,219,763	1,958,612
Capitalized real estate leases	24,876	24,262
Fixtures and equipment	1,674,089	1,398,778
Construction in progress and equipment not yet in service	53,328	188,844
	4,048,648	3,619,424
Less accumulated depreciation and amortization	(1,855,965)	(1,622,212)
	$2,192,683	$1,997,212

Depreciation and amortization expense related to property and equipment totaled approximately $296.8 million, $274.4 million and $265.1 million for fiscal years 2012, 2011 and 2010, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $2.6 million and $5.6 million at September 30, 2012 and September 25, 2011, respectively. Development costs of new locations totaled approximately $261.7 million, $203.5 million and $171.4 million in fiscal years 2012, 2011 and 2010, respectively. Construction accruals related to development sites, remodels, and expansions were included in the “Other current liabilities” line item on the Consolidated Balance Sheets and totaled approximately $80.2 million and $57.9 million at September 30, 2012 and September 25, 2011, respectively. During fiscal year 2010, the Company recorded a gain of approximately $3.2 million related to the sale of a non-operating property, which was included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

(6) Goodwill and Other Intangible Assets
The Company recorded goodwill totaling approximately $1.5 million, related to the acquisition of a specialty store, during fiscal year 2011. Additionally, the Company recorded goodwill adjustments of approximately $3.7 million, related to actual exit costs of certain restructuring reserves, during fiscal year 2011. No additions to or adjustments of goodwill were recorded during fiscal year 2012. There were no impairments of goodwill during fiscal years 2012, 2011 or 2010.

The components of intangible assets were as follows (in thousands):

	2012		2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$95,465	$(35,349)	$96,019	$(31,660)
Definite-lived marketing-related and other	1,941	(1,824)	1,547	(420)
Indefinite-lived contract-based	2,166		1,748
	$99,572	$(37,173)	$99,314	$(32,080)

The Company acquired definite-lived intangible assets totaling approximately $2.4 million, consisting primarily of acquired leasehold rights and non-compete agreements, and approximately $5.1 million, consisting primarily of acquired leasehold rights, patent, and trade name, during fiscal years 2012 and 2011, respectively. Amortization associated with intangible assets totaled approximately $6.4 million, $6.8 million and $6.0 million, during fiscal years 2012, 2011 and 2010, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is estimated to be approximately as follows (in thousands):

Fiscal year 2013	$4,383
Fiscal year 2014	4,334
Fiscal year 2015	4,210
Fiscal year 2016	4,084
Fiscal year 2017	4,005
Future fiscal years	39,217
$60,233

(7) Reserves for Closed Properties
Following is a summary of store closure reserve activity during the fiscal years indicated (in thousands):

	2012	2011
Beginning balance	$44,702	$59,298
Additions	4,488	4,706
Usage	(10,356)	(17,805)
Adjustments	2,253	(1,497)
Ending balance	$41,087	$44,702

Additions to store closure reserves relate to the accretion of interest on existing reserves and new closures. The Company recorded reserves totaling approximately $1.2 million related to four new closures and approximately $1.2 million related to three new closures during fiscal years 2012 and 2011, respectively. Usage included approximately $10.4 million in ongoing cash rental payments during fiscal year 2012. During fiscal year 2011, usage included approximately $10.1 million in ongoing cash rental payments and approximately $7.7 million in termination fees related to certain idle properties. During fiscal years 2012 and 2011, the Company recognized charges of approximately $2.4 million and $1.6 million, respectively, related to increases in reserves primarily due to changes in certain subtenant income estimates adjusted for current activity in certain commercial real estate market, which are included on the accompanying Consolidated Statements of Operations under the caption “Relocation, store closure and lease termination costs.” Additionally, the Company recorded reserve adjustments of approximately $3.7 million during fiscal year 2011, offset to goodwill.

(8) Long-Term Debt
The Company had outstanding a $700 million, five-year term loan agreement due in 2012. During fiscal year 2010, the Company repaid the $210 million portion of the term loan that was not subject to an interest rate swap agreement. During fiscal year 2011, the Company repaid the $490 million outstanding balance on the term loan. The Company also had outstanding a $350 million revolving line of credit that expired August 2012. The Company’s obligations under the facility were secured by liens on certain of the Company’s assets, including stock of its subsidiaries. No amounts were drawn under this agreement during fiscal year 2012 or 2011.

(9) Leases
The Company is committed under certain capital leases for rental of certain equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2013 to 2054. The Company had capital lease obligations totaling approximately $24.1 million and $17.9 million at September 30, 2012 and September 25, 2011, respectively. Amortization of equipment under capital lease is included with depreciation expense.

Rental expense charged to operations under operating leases for fiscal years 2012, 2011 and 2010 totaled approximately $353.4 million, $321.6 million and $303.5 million, respectively. During fiscal years 2012, 2011 and 2010, the Company paid contingent rentals totaling approximately $12.0 million, $9.8 million and $9.5 million, respectively. Sublease rental income totaled approximately $8.0 million, $6.7 million and $7.2 million during fiscal years 2012, 2011 and 2010, respectively.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in thousands):

	Capital	Operating	Sublease
Fiscal year 2013	$2,967	$309,058	$7,525
Fiscal year 2014	2,743	364,330	7,269
Fiscal year 2015	2,817	385,540	6,029
Fiscal year 2016	2,644	396,112	5,469
Fiscal year 2017	2,697	396,976	4,544
Future fiscal years	30,722	4,922,823	13,000
	44,590	$6,774,839	$43,836
Less amounts representing interest	20,468
Net present value of capital lease obligations	24,122
Less current installments	1,012
Long-term capital lease obligations, less current installments	$23,110

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease.

(10) Income Taxes
Components of income tax expense attributable to continuing operations are as follows (in thousands):

	2012	2011	2010
Current federal income tax	$233,598	$144,840	$151,349
Current state income tax	53,725	38,807	40,730
Current foreign income tax	4,541	5,092	4,172
Total current tax	291,864	188,739	196,251
Deferred federal income tax	863	21,130	(23,695)
Deferred state income tax	(6,225)	(334)	(6,572)
Deferred foreign income tax	(31)	(435)	(36)
Total deferred tax	(5,393)	20,361	(30,303)
Total income tax expense	$286,471	$209,100	$165,948

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from continuing operations before income taxes as follows (in thousands):

	2012	2011	2010
Federal income tax based on statutory rates	$263,216	$193,099	$144,123
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(1,245)	(923)	(369)
Share-based payment expense	(120)	(941)	(386)
Excess charitable contributions	(5,008)	(1,327)	—
Federal income tax credits	(2,112)	(3,897)	(703)
Other, net	1,366	(127)	1,081
Total federal income taxes	256,097	185,884	143,746
State income taxes, net of federal income tax benefit	30,875	23,941	22,203
Tax impact of foreign operations	(501)	(725)	(1)
Total income tax expense	$286,471	$209,100	$165,948

Current income taxes payable totaled approximately $14.1 million at September 30, 2012 and current income taxes receivable totaled approximately $14.8 million at September 25, 2011.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for continuing operations are as follows (in thousands):

	2012	2011
Deferred tax assets:
Compensation-related costs	$97,876	$82,990
Insurance-related costs	40,907	39,629
Inventories	899	2,200
Lease and other termination accruals	16,961	18,462
Rent differential	123,004	105,332
Deferred taxes associated with unrecognized tax benefit	1,499	2,918
Tax basis of fixed assets in excess of book basis	6,216	6,391
Net domestic and international operating loss carryforwards	18,003	15,627
Tax credit carryforwards	44	44
Other	4,917	1,837
Gross deferred tax assets	310,326	275,430
Valuation allowance	(25,210)	(23,007)
	285,116	252,423
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(105,807)	(76,571)
Capitalized costs expensed for tax purposes	(4,009)	(4,388)
Other	(220)	(140)
	(110,036)	(81,099)
Net deferred tax asset	$175,080	$171,324

Deferred taxes for continuing operations have been classified on the Consolidated Balance Sheets as follows (in thousands):

	2012	2011
Current assets	$132,246	$121,176
Noncurrent assets	42,834	50,148
Net deferred tax asset	$175,080	$171,324

At September 30, 2012, the Company had international operating loss carryforwards totaling approximately $78.2 million, all of which have an indefinite life. The Company provided a valuation allowance totaling approximately $25.2 million for deferred tax assets associated with international operating loss carryforwards, federal credit carryforwards, and deferred tax assets associated with unrecognized tax benefits, for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

The Company intends to utilize earnings in foreign operations for an indefinite period of time, or to repatriate such earnings only when tax-efficient to do so. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

At September 30, 2012, the Company had unrecognized tax benefits totaling approximately $4.0 million (not including accrued interest and penalties). The aggregate changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the two fiscal years ended September 30, 2012, is as follows (in thousands):

Balance at September 26, 2010	$10,742
Decrease related to prior year tax positions	(8)
Settlements	(4,288)
Balance at September 25, 2011	$6,446
Decrease related to prior year tax positions	(2,438)
Balance at September 30, 2012	$4,008

The Company’s total gross unrecognized tax benefits are classified in the “Other long-term liabilities” line item on the Consolidated Balance Sheets. If the Company were to prevail on all unrecognized tax benefits recorded at September 30, 2012, the total gross unrecognized tax benefit totaling approximately $4.0 million would benefit the Company’s effective tax rate if recognized. In addition, associated penalties and interest previously recognized would also benefit the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. During the fiscal year ended September 30, 2012, we recorded approximately $0.5 million in interest and penalties. The Company had accrued approximately $2.1 million and $3.4 million for the payment of interest and penalties at September 30, 2012 and September 25, 2011, respectively.

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

Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 30, 2012, the Company does not expect tax audit resolutions will reduce its unrecognized tax benefits in the next 12 months.

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

(12) Shareholders’ Equity
Dividends per Common Share
During fiscal year 2012, the Company’s Board of Directors declared cash dividends to shareholders totaling $0.56 per common share resulting in dividend payments of approximately $102.6 million, of which approximately $26.0 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at September 30, 2012. During fiscal year 2011, the Company’s Board of Directors declared cash dividends to shareholders totaling $0.40 per common share resulting in dividend payments of approximately $70.4 million, of which approximately $17.8 million was included in the “Dividends payable” line item on the Consolidated Balance Sheets at September 25, 2011.

Common Stock
During the second quarter of fiscal year 2012, the Company’s shareholders approved an increase in the number of authorized shares of the Company’s common stock from 300 million to 600 million.

Treasury Stock
During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a $200 million stock repurchase program through November 1, 2013. The Company repurchased approximately 346,000 shares of the Company’s common stock on the open market at an average price per share of $82.69 during the fiscal year ended September 30, 2012. The total cost of shares held in treasury at September 30, 2012 was approximately $28.6 million.

Subsequent to year-end, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously disclosed program to repurchase an amount of outstanding shares of common stock having an aggregate value of up to $200 million from time to time through November 1, 2013, of which approximately $171.4 million remains available.

Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

Comprehensive Income
The Company’s comprehensive income was comprised of: net income; unrealized gains and losses on investments; foreign currency translation adjustments; and unrealized gains and losses on cash flow hedge instruments, including reclassification adjustments of unrealized losses to net income related to ongoing interest payments, net of income taxes. Comprehensive income was as follows (in thousands):

	2012	2011
Net income	$465,573	$342,612
Foreign currency translation adjustments	5,305	(1,209)
Reclassification adjustments for amounts included in net income	—	245
Change in unrealized gains and losses, net of income taxes	125	9
Comprehensive income	$471,003	$341,657

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	2012	2011	2010
Income available to common shareholders (numerator for basic earnings per share)	$465,573	$342,612	$240,355
Preferred stock dividends	—	—	5,478
Adjusted income available to common shareholders (numerator for diluted earnings per share)	$465,573	$342,612	$245,833

Weighted average common shares outstanding	182,406	175,221	166,244
Less unvested restricted stock	(5)	—	—
Weighted average common shares outstanding (denominator for basic earnings per share)	182,401	175,221	166,244
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	2,042	2,058	715
Dilutive impact of restricted stock	1	—	—
Assumed conversion of preferred stock	—	—	4,751
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	184,444	177,279	171,710

Basic earnings per share	$2.55	$1.96	$1.45

Diluted earnings per share	$2.52	$1.93	$1.43

The computation of diluted earnings per share for the fiscal years 2012, 2011 and 2010 does not include options to purchase approximately 0.4 million shares, 5.8 million shares, and 13.2 million shares of common stock, respectively, due to their antidilutive effect.

(14) Share-Based Payments
Total share-based payment expense before income taxes recognized during fiscal years 2012, 2011 and 2010 was approximately $42.3 million $27.3 million and $22.9 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in thousands):

	2012	2011	2010
Cost of goods sold and occupancy costs	$1,874	$1,396	$862
Direct store expenses	22,647	14,121	10,140
General and administrative expenses	17,767	11,742	11,892
Share-based payment expense before income taxes	42,288	27,259	22,894
Income tax benefit	(15,759)	(10,072)	(9,170)
Net share-based payment expense	$26,529	$17,187	$13,724

Stock Options
At September 30, 2012, September 25, 2011 and September 26, 2010 approximately 8.4 million shares, 11.7 million shares and 12.7 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. The following table summarizes option activity (in thousands, except per share amounts and contractual lives in years):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding options at September 27, 2009	18,317	$45.24
Options granted	3,136	40.78
Options exercised	(1,624)	27.30
Options expired	(553)	56.23
Options forfeited	(330)	29.15
Outstanding options at September 26, 2010	18,946	$46.00
Options granted	3,219	62.49
Options exercised	(6,797)	43.93
Options expired	(1,394)	66.61
Options forfeited	(334)	37.94
Outstanding options at September 25, 2011	13,640	$48.99
Options granted	3,611	88.46
Options exercised	(6,837)	52.88
Options expired	(68)	50.19
Options forfeited	(364)	56.64
Outstanding options at September 30, 2012	9,982	$60.33	5.41	$370,042
Vested/expected to vest at September 30, 2012	9,231	$59.29	5.37	$351,761
Exercisable options at September 30, 2012	2,147	$36.40	3.81	$130,963

The weighted average fair value per option granted during fiscal years 2012, 2011 and 2010 was $27.36, $21.84 and $16.59, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $201.2 million, $106.3 million, and $13.8 million during fiscal years 2012, 2011 and 2010, respectively. The Company realized a tax benefit from stock options exercised during fiscal years 2012, 2011 and 2010 totaling approximately $198.5 million, $104.7 million and $17.0 million, respectively. The total fair value of shares vested during fiscal years 2012, 2011 and 2010 was approximately $186.1 million, $128.7 million and $69.3 million, respectively, including the value of vested options exercised during those same periods. As of the end of fiscal years 2012 and 2011, there was approximately $134.6 million and $97.4 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 7.1 million shares and 6.5 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of approximately 3.6 years.

A summary of options outstanding and exercisable at September 30, 2012 follows (share amounts in thousands):

Range of Exercise Prices		Options Outstanding			Options Exercisable
From	To	Number of options outstanding	Weighted average exercise price	Weighted average remaining life (in years)	Number of options exercisable	Weighted average exercise price
$11.12	$25.30	1,188	$18.62	3.54	621	$18.55
27.62	36.97	450	27.91	0.83	436	27.68
40.83	56.99	2,115	40.85	5.19	625	40.83
62.49	66.81	2,691	62.49	5.61	465	62.49
81.62	92.55	3,538	88.46	6.61	—	—
Total		9,982	$60.33	5.41	2,147	$36.40

Share-based payment expense related to vesting stock options recognized during fiscal years 2012, 2011 and 2010 totaled approximately $42.2 million, $27.0 million and $18.7 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Expected dividend yield	0.800%	0.698%	—%
Risk-free interest rate	0.58%	1.76%	2.26%
Expected volatility	40.89%	43.84%	46.19%
Expected life, in years	4.14	4.18	4.56

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

Restricted Stock
During fiscal year 2012, the Company awarded 5,700 shares of restricted common stock pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuance on grant date totaled approximately $0.4 million and vests over a three-year term. The Company recorded approximately $0.1 million of share-based payment expense related to this transaction, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations. During fiscal year 2010, the Company awarded 109,000 shares of restricted common stock pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date totaled approximately $4.4 million. The stock fully vested and all restrictions lapsed. The Company recorded approximately $0.2 million and $4.2 million of share-based payment expense related to this transaction during fiscal years 2011 and 2010, respectively, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations.

Team Member Stock Purchase Plan
Under the Team Member Stock Purchase Plan, the Company issued approximately 60,000, 60,000 and 94,000 shares in fiscal years 2012, 2011 and 2010, respectively. At September 30, 2012, September 25, 2011 and September 26, 2010, approximately 310,000, 370,000 and 430,000 shares of our common stock, respectively, were available for future issuance.

(15) Team Member 401(k) Plan
The Company offers a team member 401(k) plan to all team members with a minimum of 1000 services hours in one year. In fiscal years 2012, 2011 and 2010, the Company made a cash contribution to the plan of approximately $5.0 million, $4.7 million and $4.2 million, respectively.

(16) Quarterly Results (unaudited)
The Company’s first quarter consists of 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal year 2012 was a 53-week year with 13 weeks in the fourth quarter and fiscal year 2011 was a 52-week year with 12 weeks in the fourth quarter. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The following tables set forth selected unaudited quarterly Consolidated Statements of Operations information for the fiscal years ended September 30, 2012 and September 25, 2011 (in thousands except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Sales	$3,390,940	$2,670,282	$2,727,279	$2,910,327
Cost of goods sold and occupancy costs	2,212,823	1,700,574	1,745,910	1,883,747
Gross profit	1,178,117	969,708	981,369	1,026,580
Direct store expenses	870,925	681,771	689,917	740,806
General and administrative expenses	103,516	86,760	87,439	94,350
Pre-opening expenses	10,405	10,496	11,997	14,001
Relocation, store closure and lease termination costs	2,933	1,298	3,828	1,826
Operating income	190,338	189,383	188,188	175,597
Interest expense	(71)	—	(140)	(143)
Investment and other income	2,450	2,254	2,259	1,929
Income before income taxes	192,717	191,637	190,307	177,383
Provision for income taxes	74,390	73,972	73,458	64,651
Net income	$118,327	$117,665	$116,849	$112,732

Basic earnings per share	$0.66	$0.65	$0.64	$0.61
Diluted earnings per share	$0.65	$0.64	$0.63	$0.60

Dividends declared per common share	$0.14	$0.14	$0.14	$0.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2011
Sales	$3,003,655	$2,350,518	$2,399,781	$2,353,833
Cost of goods sold and occupancy costs	1,965,170	1,513,446	1,551,101	1,541,521
Gross profit	1,038,485	837,072	848,680	812,312
Direct store expenses	790,629	608,737	620,827	608,618
General and administrative expenses	88,511	75,661	73,073	73,675
Pre-opening expenses	8,640	9,543	11,784	10,885
Relocation, store closure and lease termination costs	3,146	1,003	2,371	1,826
Operating income	147,559	142,128	140,625	117,308
Interest expense	(2,333)	(1,283)	(266)	—
Investment and other income	2,652	1,941	1,938	1,443
Income before income taxes	147,878	142,786	142,297	118,751
Provision for income taxes	59,148	52,851	53,825	43,276
Net income	$88,730	$89,935	$88,472	$75,475

Basic earnings per share	$0.51	$0.51	$0.50	$0.42
Diluted earnings per share	$0.51	$0.51	$0.50	$0.42

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

(17) Commitments and Contingencies
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

(18) Related Party Transactions
The Company provides ongoing support to two independent non-profit organizations: Whole Planet Foundation and Whole Kids Foundation (the “Foundations”). Whole Planet Foundation’s mission is to empower the poor through microcredit, with a focus on developing-world communities that supply the Company’s stores with product. Whole Kids Foundation is a non-profit organization dedicated to improving children’s nutrition through partnerships with schools, educators, and other organizations. Members of the Company’s management comprise the Board of Directors of each of the Foundations. Additionally, the Company provides administrative support and covers all operating costs of the Foundations.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report which is included in “Item 8. Financial Statements and Supplementary Data” of this Report on Form 10-K.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 15, 2013 to be filed with the Commission pursuant to Regulation 14A.

The Company has adopted a Code of Business Conduct (the “Code”) for all team members and directors pursuant to section 406 of the Sarbanes-Oxley Act. A copy of the Code is publicly available on our Whole Foods Market website at http://www.wholefoodsmarket.com/sites/default/files/media/Global/Company%20Info/PDFs/CodeofBusinessConduct%20090612.pdf and the Company will provide disclosure of future updates, amendments or waivers by posting them to our website. The Code applies to the Company’s principal executive officers, principal financial officer, principal accounting officer, controller and other persons who perform similar functions for the Company, in addition to the corporate directors and employees of the Company. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of September 30, 2012 (in thousands, except per share amounts):

Plan category	Options outstanding	Weighted average exercise price	Options available for future issuance
Approved by security holders	9,982	$60.33	8,428
Not approved by security holders	—	—	—
Total	9,982	$60.33	8,428

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedules: No schedules are required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated March 24, 2006 (12)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated April 13, 2009 (12)
3.3	Amended and Restated Articles of Incorporation of the Registrant, dated March 9, 2012 (10)
3.4	Amended and Restated By-laws of the Registrant adopted September 6, 2012 (5)
4.1	Series A Preferred Stock Registration Rights Agreement (2)
10.1	1993 Team Member Stock Purchase Plan (1)
10.2	2007 Stock Incentive Plan (13)
10.3	Amendment No. One to the Whole Foods Market 2007 Stock Incentive Plan (6)
10.4	2009 Stock Incentive Plan (15)
10.5	2007 Team Member Stock Purchase Plan (14)
10.6	Form of Executive Retention Plan and Non-Compete Arrangement by and between the executive leadership team of the Registrant and the Registrant (16)
10.7	Form of Director & Officer Indemnification Agreement (3)
10.8
Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (11)

10.9
First Amendment, dated June 2, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission) (8)

10.10
Second Amendment, dated October 11, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission) (9)

10.11
Term Loan Agreement dated August 28, 2007 by and among Registrant, Royal Bank of Canada; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Wachovia Bank, N.A.; LaSalle Bank Midwest, N.A.; RBC Capital Markets; and J.P. Morgan Securities Inc. (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (7)

10.12
Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (7)

10.13
First Amendment, dated June 2, 2008, of Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (6)

10.14
Second Amendment, dated May 26, 2011, of Revolving Credit Agreement dated August 28, 2007 by and among Registrant, JPMorgan Chase Bank, N.A.; Royal Bank of Canada; Wells Fargo Bank, N.A.; J.P. Morgan Securities Inc.; and RBC Capital Markets (Portions of this Agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities and Exchange Commission) (4)

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

12.1	Computation of Ratio of Earnings to Fixed Charges (16)
21.1	Subsidiaries of the Registrant (16)
23.1	Consent of Ernst & Young LLP (16)

31.1	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (16)
31.2	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (16)
31.3	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (16)
32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (16)
32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (16)
32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (16)
101
The following financial information from the Company’s Report on Form 10-K, for the period ended September 30, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (16)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed December 2, 2008 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed June 1, 2011 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed September 7, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2008 filed August 15, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 12, 2009 filed May 22, 2009 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 4, 2010 filed August 13, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 16, 2011 filed February 25, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 8, 2012 filed May 17, 2012 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 27, 2009 filed November 27, 2009 and incorporated herein by reference.
(13)	Filed as Appendix B to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(14)	Filed as Appendix C to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(15)	Filed as Appendix A to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 16, 2009 filed January 26, 2009 and incorporated herein by reference.
(16)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	November 21, 2012	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2012.

Name	Title

/s/ John Mackey	Co-Chief Executive Officer and Director
John Mackey	(Principal Executive Officer)

/s/ Walter Robb	Co-Chief Executive Officer and Director
Walter Robb	(Principal Executive Officer)

/s/ Glenda Flanagan	Executive Vice President and Chief Financial Officer
Glenda Flanagan	(Principal Financial and Accounting Officer)

/s/ Dr. John B. Elstrott	Chairman of the Board
Dr. John B. Elstrott

/s/ Gabrielle E. Greene	Director
Gabrielle E. Greene

/s/ Shahid M. Hassan	Director
Shahid M. Hassan

/s/ Stephanie Kugelman	Director
Stephanie Kugelman

/s/ Jonathan A. Seiffer	Director
Jonathan A. Seiffer

/s/ Morris J. Siegel	Director
Morris J. Siegel

/s/ Jonathan D. Sokoloff	Director
Jonathan D. Sokoloff

/s/ Dr. Ralph Z. Sorenson	Director
Dr. Ralph Z. Sorenson

/s/ William A. Tindell	Director
William A. Tindell