Form 10-Q
period 2013-01-20
WHOLE FOODS MARKET INC
filed 2013-02-22
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 20, 2013; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of February 15, 2013 was 185,331,980 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	January 20, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$152	$89
Short-term investments - available-for-sale securities	774	1,131
Restricted cash	112	103
Accounts receivable	178	197
Merchandise inventories	401	374
Prepaid expenses and other current assets	101	77
Deferred income taxes	134	132
Total current assets	1,852	2,103
Property and equipment, net of accumulated depreciation and amortization	2,228	2,193
Long-term investments - available-for-sale securities	204	221
Goodwill	679	663
Intangible assets, net of accumulated amortization	67	62
Deferred income taxes	35	43
Other assets	14	9
Total assets	$5,079	$5,294

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$1	$1
Accounts payable	244	247
Accrued payroll, bonus and other benefits due team members	336	307
Dividends payable	37	26
Other current liabilities	384	396
Total current liabilities	1,002	977
Long-term capital lease obligations, less current installments	24	23
Deferred lease liabilities	459	441
Other long-term liabilities	51	51
Total liabilities	1,536	1,492

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 186.0 and 185.8 shares issued; 185.4 and 185.4 shares outstanding at 2013 and 2012, respectively	2,622	2,592
Common stock in treasury, at cost, 0.6 and 0.4 shares at 2013 and 2012, respectively	(54)	(28)
Accumulated other comprehensive income	3	5
Retained earnings	972	1,233
Total shareholders’ equity	3,543	3,802
Commitments and contingencies
Total liabilities and shareholders’ equity	$5,079	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Sales	$3,856	$3,391
Cost of goods sold and occupancy costs	2,508	2,213
Gross profit	1,348	1,178
Direct store expenses	979	871
General and administrative expenses	116	104
Pre-opening expenses	14	10
Relocation, store closure and lease termination costs	4	3
Operating income	235	190
Investment and other income, net of interest expense	3	2
Income before income taxes	238	192
Provision for income taxes	92	74
Net income	$146	$118

Basic earnings per share	$0.79	$0.66
Weighted average shares outstanding	185.4	179.5

Diluted earnings per share	$0.78	$0.65
Weighted average shares outstanding, diluted basis	187.1	181.5

Dividends declared per common share	$2.20	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Net income	$146	$118
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	1
Other comprehensive income (loss), net of tax	(2)	1
Comprehensive income	$144	$119

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Sixteen weeks ended January 20, 2013 and fiscal year ended September 30, 2012
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
Balances at September 25, 2011	178.9	$2,121	$—	$—	$870	$2,991
Net income	—	—	—	—	466	466
Other comprehensive income, net of tax	—	—	—	5	—	5
Dividends ($0.56 per common share)	—	—	—	—	(103)	(103)
Issuance of common stock pursuant to team member stock plans	6.9	366	—	—	—	366
Purchase of treasury stock	(0.4)	—	(28)	—	—	(28)
Excess tax benefit related to exercise of team member stock options	—	63	—	—	—	63
Share-based payment expense	—	42	—	—	—	42
Balances at September 30, 2012	185.4	2,592	(28)	5	1,233	3,802
Net income	—	—	—	—	146	146
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Dividends ($2.20 per common share)	—	—	—	—	(407)	(407)
Issuance of common stock pursuant to team member stock plans	0.2	8	—	—	—	8
Purchase of treasury stock	(0.2)	—	(26)	—	—	(26)
Excess tax benefit related to exercise of team member stock options	—	5	—	—	—	5
Share-based payment expense	—	17	—	—	—	17
Balances at January 20, 2013	185.4	$2,622	$(54)	$3	$972	$3,543

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Cash flows from operating activities
Net income	$146	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	93
Share-based payment expense	17	11
Deferred income tax expense	6	1
Excess tax benefit related to exercise of team member stock options	(4)	(5)
Accretion of premium/discount on marketable securities	9	2
Deferred lease liabilities	16	23
Other	6	2
Net change in current assets and liabilities:
Accounts receivable	17	1
Merchandise inventories	(27)	(40)
Prepaid expenses and other current assets	(24)	17
Accounts payable	(4)	(12)
Accrued payroll, bonus and other benefits due team members	29	16
Other current liabilities	14	34
Net cash provided by operating activities	303	261
Cash flows from investing activities
Development costs of new locations	(96)	(55)
Other property and equipment expenditures	(59)	(57)
Purchases of available-for-sale securities	(366)	(334)
Sales and maturities of available-for-sale securities	727	440
Increase in restricted cash	(9)	—
Payment for purchase of acquired entities	(22)	—
Other investing activities	(5)	(1)
Net cash provided by (used in) investing activities	170	(7)
Cash flows from financing activities
Common stock dividends paid	(397)	(18)
Issuance of common stock	9	80
Purchase of treasury stock	(26)	(4)
Excess tax benefit related to exercise of team member stock options	4	5
Net cash (used in) provided by financing activities	(410)	63
Effect of exchange rate changes on cash and cash equivalents	—	1
Net change in cash and cash equivalents	63	318
Cash and cash equivalents at beginning of period	89	212
Cash and cash equivalents at end of period	$152	$530

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$88	$41

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
January 20, 2013

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. The first fiscal quarter is 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal year 2013 is a 52-week year and fiscal year 2012 was a 53-week year. The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of percentage sales by geographic area for the periods indicated:

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Sales:
United States	96.6%	96.8%
Canada and United Kingdom	3.4	3.2
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	January 20, 2013	September 30, 2012
Long-lived assets, net:
United States	95.3%	95.2%
Canada and United Kingdom	4.7	4.8
Total long-lived assets, net	100.0%	100.0%

(2) Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company elected to early adopt this update in the first quarter of fiscal year 2013 concurrent with its adoption of ASU No. 2011-05, “Presentation of Comprehensive Income,” which requires that all nonowner changes in stockholders’ equity be presented in either a single statement of comprehensive income or two separate but consecutive statements. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s consolidated financial statements. In adopting ASU No. 2011-05, the Company has added Consolidated Statements of Comprehensive Income following our Consolidated Statements of Operations.

(3) Fair Value Measurements
The Company holds money market fund investments that are classified as cash equivalents that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. The Company also holds available-for-sale securities generally consisting of state and municipal obligations and variable-rate demand notes which hold high credit ratings. These instruments are valued using a series of multi-dimensional relational models and matrices with standard inputs obtained from readily available pricing sources and other observable market data, such as benchmark yields and base spread. Investments are stated at fair value with unrealized gains and losses, net of related tax effect, included as a component of shareholders’ equity until realized. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

The carrying amounts of accrued payroll, bonuses and other benefits due team members, and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value.

The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in millions):

January 20, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$75	$—	$—	$75
Municipal bonds	—	9	—	9
Marketable securities - available-for-sale:
Municipal bonds	—	978	—	978
Total	$75	$987	$—	$1,062

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$16	$—	$—	$16
Municipal bonds	—	8	—	8
Marketable securities - available-for-sale:
Commercial paper	—	10	—	10
Corporate bonds	—	11	—	11
Municipal bonds	—	983	—	983
Variable-rate demand notes	—	348	—	348
Total	$16	$1,360	$—	$1,376

(4) Investments
The Company holds investments in marketable securities, generally commercial paper, corporate bonds, municipal bonds and variable-rate demand notes, that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	January 20, 2013	September 30, 2012
Short-term marketable securities - available-for-sale:
Commercial paper	$—	$10
Corporate bonds	—	5
Municipal bonds	774	768
Variable-rate demand notes	—	348
Total short-term marketable securities	$774	$1,131
Long-term marketable securities - available-for-sale:
Corporate bonds	$—	$6
Municipal bonds	204	215
Total long-term marketable securities	$204	$221

At January 20, 2013 and September 30, 2012, available-for-sale securities totaling approximately $307 million and $382 million, respectively, were in unrealized loss positions. Gross unrealized holding gains and losses were not material at January 20, 2013 and September 30, 2012. There were no investments that had been in an unrealized loss position for greater than 12 months at January 20, 2013 or September 30, 2012.

At January 20, 2013, the average effective maturity of the Company’s short- and long-term investments was approximately 6 months and 17 months, respectively, compared to approximately 5 months and 15 months, respectively, at September 30, 2012.

(5) Goodwill and Other Intangible Assets
The Company recorded goodwill totaling approximately $16 million related to the acquisition of six retail locations during the sixteen weeks ended January 20, 2013. No additions or adjustments to goodwill were recorded during fiscal year 2012.

The Company acquired approximately $6 million in definite-lived intangible assets, primarily favorable lease assets related to the acquisition of six retail locations, during the sixteen weeks ended January 20, 2013. Acquisitions of definite-lived intangible assets were not material during fiscal year 2012. The components of intangible assets were as follows (in millions):

	January 20, 2013		September 30, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$102	$(37)	$95	$(35)
Definite-lived marketing-related and other	1	(1)	2	(2)
Indefinite-lived contract-based	2		2
	$105	$(38)	$99	$(37)

Amortization associated with intangible assets totaled approximately $1 million for the sixteen weeks ended January 20, 2013 and approximately $2 million for the same period of the prior fiscal year. Future amortization associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2013	$3
Fiscal year 2014	5
Fiscal year 2015	5
Fiscal year 2016	4
Fiscal year 2017	4
Future fiscal years	44
Total estimated future amortization associated with definite-lived intangible assets	$65

(6) Reserves for Closed Properties
Following is a summary of store closure reserve activity during the sixteen weeks ended January 20, 2013 and fiscal year ended September 30, 2012 (in millions):

	January 20, 2013	September 30, 2012
Beginning balance	$41	$45
Additions	1	4
Usage	(4)	(10)
Adjustments	2	2
Ending balance	$40	$41

Additions to store closure reserves primarily relate to the accretion of interest on existing reserves. Usage included approximately $4 million in ongoing cash rental payments during the sixteen weeks ended January 20, 2013. During the fiscal year ended September 30, 2012, usage included approximately $10 million in ongoing cash rental payments.

(7) Shareholders’ Equity
Dividends per Common Share
Following is a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$2.00	December 10, 2012	December 21, 2012	$371
November 7, 2012 (1)	0.20	January 18, 2013	January 29, 2013	37
Fiscal year 2012:
November 2, 2011	$0.14	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.14	April 5, 2012	April 17, 2012	26
May 30, 2012	0.14	June 29, 2012	July 10, 2012	26
September 6, 2012	0.14	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at January 20, 2013

Treasury Stock
During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During the first quarter of fiscal year 2013, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously disclosed program.

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Number of common shares acquired	0.2	0.1
Average price per common share acquired	$92.08	$63.70
Total cost of common shares acquired	$26	$4

Subsequent to the end of the first quarter of fiscal year 2013, the Company purchased approximately 0.3 million shares of the Company’s common stock on the open market at an average price per share of $87.78, for a total of approximately $25 million.

The Company currently has approximately $421 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

(8) Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options and the dilutive effect of unvested restricted stock awards. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in millions, except per share amounts):

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Net income (numerator for basic and diluted earnings per share)	$146	$118

Weighted average common shares outstanding (denominator for basic earnings per share)	185.4	179.5
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	1.7	2.0
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	187.1	181.5

Basic earnings per share	$0.79	$0.66

Diluted earnings per share	$0.78	$0.65

The computation of diluted earnings per share for the sixteen weeks ended January 20, 2013 does not include options to purchase approximately 3.6 million shares of common stock due to their antidilutive effect. The dilutive effect of unvested restricted stock awards was not material for the sixteen weeks ended January 20, 2013 or the same period of the prior fiscal year.

(9) Share-Based Payments
Total share-based payment expense before income taxes recognized during the sixteen weeks ended January 20, 2013 and January 15, 2012 was approximately $17 million and $11 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Cost of goods sold and occupancy costs	$1	$1
Direct store expenses	9	6
General and administrative expenses	7	4
Share-based payment expense before income taxes	17	11
Income tax benefit	(6)	(4)
Net share-based payment expense	$11	$7

At January 20, 2013 and September 30, 2012, approximately 8.4 million shares of the Company’s common stock were available for future stock incentive grants. At January 20, 2013 and September 30, 2012, there was approximately $122 million and $135 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 7.2 million shares and 7.1 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately 3.3 years.

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

(11) Related Party Transactions
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclaimer on Forward-looking Statements
We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including general business conditions, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements.

This information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Overview
Whole Foods Market, Inc. is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of January 20, 2013, we operated 344 stores: 329 stores in 40 U.S. states and the District of Columbia; 8 stores in Canada; and 7 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our continued growth depends on our ability to increase sales in our identical stores and open new stores. New stores generally become profitable within the first year of operation, although some new stores may incur operating losses for the first several years of operation. The Company’s average weekly sales and gross profit as a percentage of sales are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter due to seasonally slower sales during the summer months. Gross profit as a percentage of sales is also typically lower in the first fiscal quarter due to the product mix of holiday sales.

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Stores acquired in purchase acquisitions enter the comparable store sales base effective the fifty-third full week following the date of the acquisition. Identical store sales exclude sales from relocated stores and remodeled stores with expansions in square footage greater than 20% from the comparable calculation to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2013 is a 52-week year and fiscal year 2012 was a 53-week year, with the additional week falling the fourth fiscal quarter.

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

Highlights for the First Quarter of Fiscal Year 2013
During the sixteen weeks ended January 20, 2013, we produced a 19.8% increase in diluted earnings per share to $0.78 on a 13.7% increase in sales, delivering another quarter of strong sales and earnings growth. We opened 10 new stores, more than we ever have in a single quarter. For the sixteen weeks ended January 20, 2013:

•	Sales increased 13.7% over the same period of the prior year to $3.9 billion driven by a 7.2% comparable store sales increase. Identical store sales increased 7.1% over the prior year;

•	Gross profit as a percentage of sales was 35.0%;

•	Operating income as a percentage of sales totaled 6.1%;

•	EBITDA margin improved to 8.8%;

•	Return on invested capital (“ROIC”) increased to 13.1%;

•	We produced $303 million in cash flows from operations and invested $155 million in capital expenditures;

•	We paid cash dividends to common shareholders totaling $397 million, including a special dividend of $371 million; and

•	We had cash, restricted cash and investments totaling $1.2 billion.

Updated Outlook for Fiscal Year 2013
Based on year-to-date results, the Company is narrowing its comparable and identical store sales growth ranges for the fiscal year, keeping the midpoints approximately in line with the prior outlook, while maintaining diluted earnings per share of $2.83 to $2.87. The following table provides additional information on the Company’s results through January 20, 2013 and updated expectations for the remainder of fiscal year 2013.

	Sixteen weeks ended January 20, 2013	Implied second through fourth quarter of fiscal year 2013	Estimated fiscal year 2013
Sales growth	13.7%	9.0% - 10.0%	10.0% - 11.0%
Comparable store sales growth	7.2%	6.3% - 8.3%	6.6% - 8.0%
Identical store sales growth	7.1%	6.0% - 8.0%	6.3% - 7.7%
General and administrative expenses as a percentage of sales	3.0%	3.2%	3.1%
Pre-opening and relocation expenses	$18 million	$50 - $55 million	$68 - $73 million
Diluted earnings per share	$0.78	$2.05 - $2.09	$2.83 - $2.87
Diluted earnings per share growth	19.8%	10.0% - 12.0%	12.0% - 14.0%

On a 52-week to 52-week basis, excluding the impact of the extra week in the fourth quarter of fiscal year 2012, the Company expects total sales growth of 12% to 14% and diluted earnings per share growth of 14% to 16%.

As reflected in this outlook, the Company does not expect to produce the same level of diluted earnings per share growth over the remainder of the year as it produced in the first quarter of fiscal year 2013 due primarily to tougher gross margin comparisons, particularly in the second and third quarters of fiscal year 2012, along with its ongoing strategy to expand value offerings across the store and improve its competitive price positioning. As such, the Company does not expect an improvement in gross margin this year, and given results for the sixteen weeks ended January 20, 2013, this implies lower year-over-year gross margin for the remainder of the fiscal year.

The Company expects ending square footage growth of 8% in fiscal year 2013. The Company expects capital expenditures for fiscal year 2013 to be in the range of approximately $565 million to $615 million, which includes the opening of 32 to 34 new stores. In addition, the Company expects a significant year-over-year increase in pre-opening and relocation expenses in the fourth quarter of fiscal year 2013 based on the opening of 10 to 12 new stores along with a high number of openings in the first quarter of fiscal year 2014.

Results of Operations
The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.0	65.3
Gross profit	35.0	34.7
Direct store expenses	25.4	25.7
General and administrative expenses	3.0	3.1
Pre-opening expenses	0.4	0.3
Relocation, store closure and lease termination costs	0.1	0.1
Operating income	6.1	5.6
Investment and other income, net of interest expense	0.1	0.1
Income before income taxes	6.2	5.7
Provision for income taxes	2.4	2.2
Net income	3.8%	3.5%
Figures may not sum due to rounding.

Sales for the sixteen weeks ended January 20, 2013 totaled approximately $3.9 billion, increasing 13.7% over the same period of the prior fiscal year. Comparable store sales increased 7.2% during the sixteen weeks ended January 20, 2013. As of January 20, 2013, there were 317 locations in the comparable store base. Identical store sales, excluding one relocation and three expansions, increased 7.1% during the sixteen weeks ended January 20, 2013. Relocations and expansions are removed from the comparable calculation to reduce the impact of square footage growth on the comparison. At January 20, 2013, there were 29 stores that were opened or acquired 52 weeks or less which contributed approximately $200 million to total sales during the sixteen weeks ended January 20, 2013. Transaction count in our identical stores increased 4.5% over the same period of the prior fiscal year and continues to drive our growth. The year-over-year increase in basket size totaled 2.3% for the sixteen weeks ended January 20, 2013 and was driven entirely by higher average price per item, as we selectively passed through some product cost increases and customers continued trading up.

The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 20, 2013 was approximately 35.0% compared to approximately 34.7% for the same period of the prior fiscal year. Gross profit increased 22 basis points for the sixteen weeks ended January 20, 2013 compared to the same period of the prior fiscal year. The increase in gross profit as a percentage of sales in the sixteen weeks ended January 20, 2013 was due primarily to leverage in cost of goods sold improvements and, to a lesser extent, leverage in occupancy costs. Improved cost of goods sold during the sixteen weeks ended January 20, 2013 reflect a focus on stronger buying and inventory management, including better shrink control and lower days inventory on hand. While we expect to continue delivering strong results, our ongoing strategy is to expand our value offerings across the store and improve our competitive price positioning.

Direct store expenses as a percentage of sales for the sixteen weeks ended January 20, 2013 were approximately 25.4% compared to approximately 25.7% for the same period of the prior fiscal year. The 30 basis point decrease in direct store expenses as a percentage of sales for the sixteen weeks ended January 20, 2013 primarily reflects leverage of 26 basis points in wages, 16 basis points in healthcare costs, and 10 basis points in depreciation, partially offset by an increase in workers’ compensation expense of 17 basis points as a percentage of sales.

General and administrative expenses as a percentage of sales for the sixteen weeks ended January 20, 2013 were approximately 3.0% compared to approximately 3.1% for the same period of the prior fiscal year. The six basis point decrease in general and administrative expenses as a percentage of sales for the sixteen weeks ended January 20, 2013 reflects leverage in wages, partially offset by a four basis point increase in share-based payment expense.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Cost of goods sold and occupancy costs	$1	$1
Direct store expenses	9	6
General and administrative expenses	7	4
Share-based payment expense before income taxes	17	11
Income tax benefit	(6)	(4)
Net share-based payment expense	$11	$7

Pre-opening expenses totaled approximately $14 million for the sixteen weeks ended January 20, 2013 and approximately $10 million for the same period of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $4 million for the sixteen weeks ended January 20, 2013 compared to approximately $3 million for the same period of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
New stores	9	6
Relocated stores	1	—

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $3 million for the sixteen weeks ended January 20, 2013 compared to approximately $2 million for the same period of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 38.6% for both the sixteen weeks ended January 20, 2013 and the same period of the prior fiscal year.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding EBITDA margin and ROIC as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation.

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Net income	$146	$118
Provision for income taxes	92	74
Investment and other income, net of interest expense	(3)	(2)
Operating income	235	190
Depreciation and amortization	102	93
EBITDA	$337	$283

Sales	$3,856	$3,391
EBITDA margin	8.8%	8.3%

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings are annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital represents an average of the trailing four quarters. ROIC was as follows (in millions):

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Net income	$146	$118
Interest expense, net of taxes	—	—
Adjusted earnings	146	118
Total rent expense, net of taxes (1)	66	62
Estimated depreciation on capitalized operating leases, net of tax (2)	(44)	(41)
Adjusted earnings, including interest related to operating leases	168	139

Annualized adjusted earnings	$475	$385
Annualized adjusted earnings, including interest related to operating leases	$547	$452

Average working capital, excluding current portion of long-term debt	$973	$569
Average property and equipment, net	2,146	1,975
Average other assets	993	855
Average other liabilities	(480)	(403)
Average invested capital	$3,632	$2,996
Average estimated asset base of capitalized operating leases (3)	2,789	2,554
Average invested capital, adjusted for capitalization of operating leases	$6,421	$5,550

ROIC	13.1%	12.8%
ROIC, adjusted for capitalization of operating leases	8.5%	8.1%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	January 20, 2013	September 30, 2012
Cash and cash equivalents	$152	$89
Short-term investments - available-for-sale securities	774	1,131
Total	$926	$1,220

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $204 million and $221 million at January 20, 2013 and September 30, 2012, respectively.

We generated cash flows from operating activities totaling approximately $303 million during the sixteen weeks ended January 20, 2013 compared to approximately $261 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash provided by investing activities totaled approximately $170 million for the sixteen weeks ended January 20, 2013 compared to net cash used in investing activities of approximately $7 million for the same period of the prior fiscal year. Net sales of available-for-sale securities totaled approximately $361 million during the sixteen weeks ended January 20, 2013 compared to net sales of approximately $106 million in the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 20, 2013 totaled approximately $155 million, of which approximately $96 million was for new store development and approximately $59 million was for remodels and other additions. Capital expenditures for the sixteen weeks ended January 15, 2012 totaled approximately $112 million, of which approximately $55 million was for new store development and approximately $57 million was for remodels and other additions.

The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2012	Stores opened during fiscal year 2013 as of February 13, 2013	Properties tendered as of February 13, 2013	Total leases signed as of February 13, 2013 (1)
Number of stores (including relocations)	25	11	19	85
Number of relocations	1	1	4	9
New markets	8	5	4	18
Average store size (gross square feet)	35,500	35,300	35,200	36,700
Total square footage	887,400	387,700	668,300	3,125,700
Average tender period in months	7.9	6.3
Average pre-opening expense per store	$1.7 million
Average pre-opening rent per store	$0.6 million
(1) Includes leases for properties tendered

The following table provides information about the Company’s estimated store openings through fiscal year 2014:

	Estimated openings	Relocations	Average new store square footage	Ending square footage growth
Fiscal year 2013	32 - 34	5	34,000	8%
Fiscal year 2014	33 - 38	2 - 3	38,000	8% - 9%

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 85 stores in our store development pipeline.

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

Net cash used in financing activities was approximately $410 million for the sixteen weeks ended January 20, 2013 compared to net cash provided by financing activities of approximately $63 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2013, the Company’s Board of Directors announced a 43% increase in the quarterly dividend to $0.20 per common share and paid a special dividend of $2.00 per common share. Following is a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$2.00	December 10, 2012	December 21, 2012	$371
November 7, 2012 (1)	0.20	January 18, 2013	January 29, 2013	37
Fiscal year 2012:
November 2, 2011	$0.14	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.14	April 5, 2012	April 17, 2012	26
May 30, 2012	0.14	June 29, 2012	July 10, 2012	26
September 6, 2012	0.14	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at January 20, 2013

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

Net proceeds to the Company from the exercise of stock options by team members for the sixteen weeks ended January 20, 2013 totaled approximately $9 million compared to approximately $80 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At January 20, 2013 and September 30, 2012, approximately 8.4 million shares of our common stock were available for future stock incentive grants.

During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During the first quarter of fiscal year 2013, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously disclosed program.

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Sixteen weeks ended
	January 20, 2013	January 15, 2012
Number of common shares acquired	0.2	0.1
Average price per common share acquired	$92.08	$63.70
Total cost of common shares acquired	$26	$4

Subsequent to the end of the first quarter of fiscal year 2013, the Company purchased approximately 0.3 million shares of the Company’s common stock on the open market at an average price per share of $87.78, for a total of approximately $25 million.

The Company currently has approximately $421 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of January 20, 2013 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$44	$3	$6	$5	$30
Operating lease obligations (1)	7,041	338	778	827	5,098
Total	$7,085	$341	$784	$832	$5,128
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at January 20, 2013 were approximately $5 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of January 20, 2013, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at January 20, 2013 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements
Recent accounting pronouncements are included in Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Our exposures to market risk have not changed materially since September 30, 2012.

Item 4. Controls and Procedures.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-1(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the first quarter of fiscal year 2013.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2012 - October 28, 2012	—	$—	—	$171,401,456
October 29, 2012 - November 25, 2012	—	$—	—	$471,401,456
November 26, 2012 - December 23, 2012	279,284	$92.08	279,284	$445,684,773
December 24, 2012 - January 20, 2013	—	$—	—	$445,684,773
Total	279,284	$92.08	279,284

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2013.

(2)
On November 2, 2011, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. On November 15, 2012, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously disclosed program to repurchase an amount of outstanding shares of common stock having an aggregate value of up to $200 million. At January 20, 2013, the Company had approximately $446 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

Item 5. Other Information.

On February 21, 2013, the Company entered into agreements with each of Walter Robb, the Company’s Co-Chief Executive Officer, and A.C. Gallo, the Company’s President and Chief Operating Officer, whereby the parties mutually agreed to the rescission of certain unvested options to purchase shares of common stock that were issued to Messrs. Robb and Gallo in May 2010. The agreement with Mr. Robb provides for the rescission of unvested options to purchase 33,650 shares of common stock, and the agreement with Mr. Gallo provides for the rescission of unvested options to purchase 33,973 shares of common stock (collectively, the “Rescinded Stock Options”).
On February 22, 2013, the Company notified The NASDAQ Stock Market Inc. that the Company had determined that the original issuance of the Rescinded Stock Options may have exceeded the annual per eligible person award limit under the Company’s

2009 Stock Incentive Plan (the “Plan”) and, therefore, may have been noncompliant with Listing Rule 5635(c), which requires listed companies to obtain shareholder approval in certain circumstances before issuing securities under an equity compensation plan. The Plan provides that the maximum number of shares of common stock with respect to which Plan awards may be made to any eligible person may not exceed 100,000 shares in any year. Because the original issuance of the Rescinded Stock Options may have exceeded such limitation, the Compensation Committee of the Board of Directors determined that it is in the Company’s best interest to rescind the Rescinded Stock Options. The Company believes that following such rescission, the Company is in compliance with Listing Rule 5635(c).
Based on the Compensation Committee’s desire to provide future incentives to Messrs. Robb and Gallo, the Compensation Committee has made new award grants of restricted stock and stock options under the Plan to each of Messrs. Robb and Gallo.

Item 6. Exhibits.

Exhibit 10.1 (1)	Agreement with A.C. Gallo dated February 21, 2013
Exhibit 10.2 (1)	Agreement with Walter Robb dated February 21, 2013
Exhibit 31.1 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a)
Exhibit 31.2 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 31.3 (1)	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 32.1 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.3 (2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 101 (1)
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended January 20, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	February 22, 2013	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)