Form 10-Q
period 2013-04-14
WHOLE FOODS MARKET INC
filed 2013-05-17
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 14, 2013; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 10, 2013 was 185,447,031 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	April 14, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$202	$89
Short-term investments - available-for-sale securities	876	1,131
Restricted cash	110	103
Accounts receivable	193	197
Merchandise inventories	380	374
Prepaid expenses and other current assets	67	77
Deferred income taxes	135	132
Total current assets	1,963	2,103
Property and equipment, net of accumulated depreciation and amortization	2,253	2,193
Long-term investments - available-for-sale securities	162	221
Goodwill	679	663
Intangible assets, net of accumulated amortization	66	62
Deferred income taxes	42	43
Other assets	16	9
Total assets	$5,181	$5,294

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$1	$1
Accounts payable	230	247
Accrued payroll, bonus and other benefits due team members	334	307
Dividends payable	37	26
Other current liabilities	407	396
Total current liabilities	1,009	977
Long-term capital lease obligations, less current installments	26	23
Deferred lease liabilities	467	441
Other long-term liabilities	47	51
Total liabilities	1,549	1,492

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 186.3 and 185.8 shares issued; 185.2 and 185.4 shares outstanding at 2013 and 2012, respectively	2,646	2,592
Common stock in treasury, at cost, 1.1 and 0.4 shares at 2013 and 2012, respectively	(91)	(28)
Accumulated other comprehensive income	—	5
Retained earnings	1,077	1,233
Total shareholders’ equity	3,632	3,802
Total liabilities and shareholders’ equity	$5,181	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Sales	$3,027	$2,670	$6,883	$6,061
Cost of goods sold and occupancy costs	1,926	1,700	4,434	3,913
Gross profit	1,101	970	2,449	2,148
Direct store expenses	769	682	1,748	1,553
General and administrative expenses	91	86	207	190
Pre-opening expenses	10	11	24	21
Relocation, store closure and lease termination costs	3	1	7	4
Operating income	228	190	463	380
Investment and other income, net of interest expense	3	2	6	4
Income before income taxes	231	192	469	384
Provision for income taxes	89	74	181	148
Net income	$142	$118	$288	$236

Basic earnings per share	$0.77	$0.65	$1.55	$1.31
Weighted average shares outstanding	185.3	182.2	185.3	180.6

Diluted earnings per share	$0.76	$0.64	$1.54	$1.29
Weighted average shares outstanding, diluted basis	186.9	184.6	187.0	182.8

Dividends declared per common share	$0.20	$0.14	$2.40	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Net income	$142	$118	$288	$236
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	2	(5)	3
Other comprehensive income (loss), net of tax	(3)	2	(5)	3
Comprehensive income	$139	$120	$283	$239

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Twenty-eight weeks ended April 14, 2013 and fiscal year ended September 30, 2012
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
Balances at September 25, 2011	178.9	$2,121	$—	$—	$870	$2,991
Net income	—	—	—	—	466	466
Other comprehensive income, net of tax	—	—	—	5	—	5
Dividends ($0.56 per common share)	—	—	—	—	(103)	(103)
Issuance of common stock pursuant to team member stock plans	6.9	366	—	—	—	366
Purchase of treasury stock	(0.4)	—	(28)	—	—	(28)
Excess tax benefit related to exercise of team member stock options	—	63	—	—	—	63
Share-based payment expense	—	42	—	—	—	42
Balances at September 30, 2012	185.4	2,592	(28)	5	1,233	3,802
Net income	—	—	—	—	288	288
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)
Dividends ($2.40 per common share)	—	—	—	—	(444)	(444)
Issuance of common stock pursuant to team member stock plans	0.5	16	—	—	—	16
Purchase of treasury stock	(0.7)	—	(63)	—	—	(63)
Excess tax benefit related to exercise of team member stock options	—	8	—	—	—	8
Share-based payment expense	—	30	—	—	—	30
Balances at April 14, 2013	185.2	$2,646	$(91)	$—	$1,077	$3,632

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Twenty-eight weeks ended
	April 14, 2013	April 8, 2012
Cash flows from operating activities
Net income	$288	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179	162
Share-based payment expense	30	20
LIFO expense	2	1
Deferred income tax (benefit) expense	(2)	6
Excess tax benefit related to exercise of team member stock options	(8)	(15)
Accretion of premium/discount on marketable securities	16	5
Deferred lease liabilities	22	37
Other	6	1
Net change in current assets and liabilities:
Accounts receivable	6	(19)
Merchandise inventories	(9)	(29)
Prepaid expenses and other current assets	8	14
Accounts payable	(17)	6
Accrued payroll, bonus and other benefits due team members	27	19
Other current liabilities	45	71
Net change in other long-term liabilities	(3)	2
Net cash provided by operating activities	590	517
Cash flows from investing activities
Development costs of new locations	(157)	(115)
Other property and equipment expenditures	(107)	(99)
Purchases of available-for-sale securities	(528)	(1,321)
Sales and maturities of available-for-sale securities	825	789
Increase in restricted cash	(7)	(13)
Payment for purchase of acquired entity	(22)	—
Other investing activities	(7)	(1)
Net cash used in investing activities	(3)	(760)
Cash flows from financing activities
Common stock dividends paid	(434)	(43)
Issuance of common stock	16	237
Purchase of treasury stock	(63)	(4)
Excess tax benefit related to exercise of team member stock options	8	15
Net cash (used in) provided by financing activities	(473)	205
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	113	(37)
Cash and cash equivalents at beginning of period	89	212
Cash and cash equivalents at end of period	$202	$175

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$178	$91

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
April 14, 2013

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. The first fiscal quarter is 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal year 2013 is a 52-week year and fiscal year 2012 was a 53-week year. The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Sales:
United States	96.7%	96.8%	96.6%	96.8%
Canada and United Kingdom	3.3	3.2	3.4	3.2
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	April 14, 2013	September 30, 2012
Long-lived assets, net:
United States	95.5%	95.2%
Canada and United Kingdom	4.5	4.8
Total long-lived assets, net	100.0%	100.0%

(2) Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which amends Accounting Standards Codification (“ASC”) 405, “Liabilities.” The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The provisions are effective for the Company’s first quarter of fiscal year ending September 27, 2015. We do not expect the adoption of these provisions to have a significant impact the Company’s consolidated financial statements.

Effective October 1, 2012, the Company concurrently adopted ASU No. 2011-05, “Presentation of Comprehensive Income,” and ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” both of which amend ASC 220, “Comprehensive Income.” In adopting ASU No. 2011-05, which requires that all nonowner changes in stockholders’ equity be presented in either a single statement of comprehensive income or two separate but consecutive statements, the Company added Consolidated Statements of Comprehensive Income following our Consolidated Statements of Operations. The amended guidance in ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

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

The carrying amounts of accrued payroll, bonuses and other benefits due team members, and other accrued expenses approximate fair value because of their short maturities. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value.

The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in millions):

April 14, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$21	$—	$—	$21
Municipal bonds	—	19	—	19
Marketable securities - available-for-sale:
Municipal bonds	—	973	—	973
Variable-rate demand notes	—	65	—	65
Total	$21	$1,057	$—	$1,078

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$16	$—	$—	$16
Municipal bonds	—	8	—	8
Marketable securities - available-for-sale:
Commercial paper	—	10	—	10
Corporate bonds	—	11	—	11
Municipal bonds	—	983	—	983
Variable-rate demand notes	—	348	—	348
Total	$16	$1,360	$—	$1,376

(4) Investments
The Company holds investments in marketable securities, generally commercial paper, corporate bonds, municipal bonds and variable-rate demand notes, that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	April 14, 2013	September 30, 2012
Short-term marketable securities - available-for-sale:
Commercial paper	$—	$10
Corporate bonds	—	5
Municipal bonds	811	768
Variable-rate demand notes	65	348
Total short-term marketable securities	$876	$1,131
Long-term marketable securities - available-for-sale:
Corporate bonds	$—	$6
Municipal bonds	162	215
Total long-term marketable securities	$162	$221

At April 14, 2013 and September 30, 2012, available-for-sale securities totaling approximately $425 million and $382 million, respectively, were in unrealized loss positions. Gross unrealized holding gains and losses were not material at April 14, 2013 and September 30, 2012. There were no investments in a continuous unrealized loss position for greater than 12 months at April 14, 2013 or September 30, 2012.

At April 14, 2013, the average effective maturity of the Company’s short- and long-term investments was approximately 4 months and 16 months, respectively, compared to approximately 5 months and 15 months, respectively, at September 30, 2012.

(5) Goodwill and Other Intangible Assets
The Company recorded goodwill totaling approximately $16 million related to the acquisition of six retail locations during the twenty-eight weeks ended April 14, 2013. No additions or adjustments to goodwill were recorded during fiscal year 2012. The Company acquired approximately $6 million in definite-lived intangible assets, primarily favorable lease assets related to the acquisition of six retail locations, during the twenty-eight weeks ended April 14, 2013. Acquisitions of definite-lived intangible assets were not material during fiscal year 2012. The components of intangible assets were as follows (in millions):

	April 14, 2013		September 30, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$102	$(38)	$95	$(35)
Definite-lived marketing-related and other	1	(1)	2	(2)
Indefinite-lived contract-based	2		2
	$105	$(39)	$99	$(37)

Amortization associated with intangible assets totaled approximately $1 million and $2 million for the twelve and twenty-eight weeks ended April 14, 2013, respectively, and approximately $1 million and $3 million, respectively, for the same periods of the prior fiscal year. Future amortization associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2013	$2
Fiscal year 2014	5
Fiscal year 2015	5
Fiscal year 2016	4
Fiscal year 2017	4
Future fiscal years	44
Total estimated future amortization associated with definite-lived intangible assets	$64

(6) Reserves for Closed Properties
Following is a summary of store closure reserve activity during the twenty-eight weeks ended April 14, 2013 and fiscal year ended September 30, 2012 (in millions):

	April 14, 2013	September 30, 2012
Beginning balance	$41	$45
Additions	2	4
Usage	(7)	(10)
Adjustments	—	2
Ending balance	$36	$41

Additions to store closure reserves primarily relate to the accretion of interest on existing reserves. Usage included approximately $7 million primarily related to ongoing cash rental payments during the twenty-eight weeks ended April 14, 2013. During the fiscal year ended September 30, 2012, usage included approximately $10 million in ongoing cash rental payments.

(7) Shareholders’ Equity
Dividends per Common Share
Following is a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$2.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.20	January 18, 2013	January 29, 2013	37
March 15, 2013 (1)	0.20	April 12, 2013	April 23, 2013	37
Fiscal year 2012:
November 2, 2011	$0.14	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.14	April 5, 2012	April 17, 2012	26
May 30, 2012	0.14	June 29, 2012	July 10, 2012	26
September 6, 2012	0.14	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at April 14, 2013

Treasury Stock
During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During the first quarter of fiscal year 2013, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously authorized program.

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Number of common shares acquired	0.5	—	0.7	0.1
Average price per common share acquired	$86.92	$—	$88.96	$63.70
Total cost of common shares acquired	$37	$—	$63	$4

The Company currently has approximately $409 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

Subsequent Event
Subsequent to the end of the second quarter of fiscal year 2013, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock to be effected through a stock dividend. Shareholders of record as of the close of business on May 17, 2013 will be entitled to a stock dividend on May 29, 2013 of one additional share of common stock for each share of common stock they own. Based on the total number of shares of common stock outstanding as of April 14, 2013, the stock split will increase the total number of shares of common stock outstanding from approximately 185.2 million shares to 370.4 million shares, out of the 600.0 million shares of common stock currently authorized. No adjustments have been made to share or per share amounts in the accompanying financial statements and applicable disclosures for the effects of this future stock split.

(8) Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period, excluding unvested restricted stock. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options and the dilutive effect of unvested restricted stock awards.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in millions, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Net income (numerator for basic and diluted earnings per share)	$142	$118	$288	$236

Weighted average common shares outstanding (denominator for basic earnings per share)	185.3	182.2	185.3	180.6
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	1.6	2.4	1.7	2.2
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	186.9	184.6	187.0	182.8

Basic earnings per share	$0.77	$0.65	$1.55	$1.31

Diluted earnings per share	$0.76	$0.64	$1.54	$1.29

The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 14, 2013 does not include options to purchase approximately 3.6 million shares of common stock due to their antidilutive effect. For the twelve and twenty-eight weeks ended April 8, 2012, the number of stock options excluded from the calculation of diluted earnings per share due to their antidilutive effect was not material. The dilutive effect of unvested restricted stock awards was not material for the twelve and twenty-eight weeks ended April 14, 2013 or the same periods of the prior fiscal year.

(9) Share-Based Payments
Total share-based payment expense before income taxes recognized during the twelve and twenty-eight weeks ended April 14, 2013 totaled approximately $13 million and $30 million, respectively, and approximately $9 million and $20 million, respectively, for the same periods of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Cost of goods sold and occupancy costs	$—	$—	$1	$1
Direct store expenses	8	5	17	11
General and administrative expenses	5	4	12	8
Share-based payment expense before income taxes	13	9	30	20
Income tax benefit	(5)	(4)	(11)	(8)
Net share-based payment expense	$8	$5	$19	$12

Stock Options
At April 14, 2013 and September 30, 2012, approximately 8.4 million shares of the Company’s common stock were available for future stock incentive grants. At April 14, 2013 and September 30, 2012, there was approximately $110 million and $135 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 7.2 million shares and 7.1 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

Restricted Stock
During the twelve and twenty-eight weeks ended April 14, 2013, the Company awarded 36,000 and 41,400 shares of restricted common stock, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date totaled approximately $3 million and $4 million for the twelve and twenty-eight weeks ended April 14, 2013, respectively. Restricted shares vest over four or seven year terms. Share-based payment expense related to restricted shares, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations, was not material for the twelve and twenty-eight weeks ended April 14, 2013. At April 14, 2013, there was approximately $4 million of unrecognized share-based payment expense related to unvested restricted stock. The number of shares, grant date fair value, and share-based payment expense related to the issuance of restricted common stock during fiscal year 2012 were not material.

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

Overview
Whole Foods Market, Inc. is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of April 14, 2013, we operated 348 stores: 333 stores in 40 U.S. states and the District of Columbia; 8 stores in Canada; and 7 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

We offer a broad and differentiated selection of high-quality natural and organic products with a strong emphasis on perishable foods. Whole Foods Market defines natural foods as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic foods are foods grown through methods that emphasize the use of renewable resources and the conservation of soil and water to enhance environmental quality. We aspire to become an international brand synonymous with not just natural and organic foods, but also with being the highest quality food retailer in every community in which we are located. While we are focused on value, the Whole Foods Market brand is defined by our high quality standards, and we continue to find ways to further differentiate ourselves from other food retailers.

Highlights for the Second Quarter of Fiscal Year 2013
During the twelve weeks ended April 14, 2013, we delivered another quarter of strong sales and earnings results, producing a 19.1% increase in diluted earnings per share to $0.76 and a record 7.5% operating margin. For the twelve weeks ended April 14, 2013:

•	Sales increased 13.3% over the same period of the prior year to $3.0 billion driven by a 6.9% comparable store sales increase. Identical store sales increased 6.6% over the prior year;

•	Gross profit as a percentage of sales was 36.4%;

•	Operating income as a percentage of sales totaled 7.5%;

•	EBITDA margin improved to 10.1%; and

•	Return on invested capital (“ROIC”) increased to 16.7%.

We produced approximately $287 million in cash flows from operations and invested approximately $109 million in capital expenditures, of which approximately $61 million related to new stores. During the twelve weeks ended April 14, 2013, we opened six new stores. In addition, the Company paid cash dividends to common shareholders totaling approximately $37 million and repurchased approximately $37 million of its common stock. At April 14, 2013, we had cash, restricted cash and investments totaling approximately $1.3 billion.

On May 7, 2013, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock to be effected through a stock dividend. Shareholders of record as of the close of business on May 17, 2013 will be entitled to a stock dividend on May 29, 2013 of one additional share of common stock for each share of common stock they own. Based on the total number of shares of common stock outstanding as of April 14, 2013, the stock split will increase the total number of shares of common stock outstanding from approximately 185.2 million shares to 370.4 million shares, out of the 600.0 million shares of common stock currently authorized. No adjustments have been made to share or per share amounts in the accompanying financial statements and applicable disclosures for the effects of this future stock split.

Updated Outlook for Fiscal Year 2013
Based on our year-to-date results and updated assumptions, the Company is narrowing its comparable and identical store sales growth ranges for the fiscal year, and raising the diluted earnings per share range to $2.86 to $2.89. The Company’s outlook for diluted earnings per share does not reflect the announced two-for-one stock split. The following table provides additional information on the Company’s results through April 14, 2013 and updated expectations for the remainder of fiscal year 2013.

	Twenty-eight weeks ended April 14, 2013	Implied third and fourth quarters of fiscal year 2013	Estimated fiscal year 2013
Sales growth	13.6%	7.0% - 9.0%	10.0% - 11.0%
Comparable store sales growth	7.1%	6.3% - 8.0%	6.7% - 7.5%
Identical store sales growth	6.8%	6.0% - 7.6%	6.5% - 7.2%
General and administrative expenses as a percentage of sales	3.0%	3.2%	3.1%
Pre-opening and relocation expenses	$31 million	$38 - $41 million	$69 - $72 million
Diluted earnings per share	$1.54	$1.32 - $1.35	$2.86 - $2.89
Diluted earnings per share growth	19.3%	7.0% - 10.0%	13.0% - 15.0%

On a 52-week to 52-week basis, excluding the impact of the extra week in the fourth quarter of fiscal year 2012, the Company expects total sales growth of 12% to 14% and diluted earnings per share growth of 15% to 17%.

The Company expects ending square footage growth of 8% in fiscal year 2013. The Company expects capital expenditures for fiscal year 2013 to be in the range of approximately $565 million to $615 million, which includes the opening of 32 new stores. In addition, the Company expects a significant year-over-year increase in pre-opening and relocation expenses in the fourth quarter of fiscal year 2013 based on the opening of 12 new stores along with a high number of openings anticipated in the first quarter of fiscal year 2014.

Results of Operations
The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	63.6	63.7	64.4	64.6
Gross profit	36.4	36.3	35.6	35.4
Direct store expenses	25.4	25.5	25.4	25.6
General and administrative expenses	3.0	3.2	3.0	3.1
Pre-opening expenses	0.3	0.4	0.4	0.3
Relocation, store closure and lease termination costs	0.1	—	0.1	0.1
Operating income	7.5	7.1	6.7	6.3
Investment and other income, net of interest expense	0.1	0.1	0.1	0.1
Income before income taxes	7.6	7.2	6.8	6.3
Provision for income taxes	2.9	2.8	2.6	2.4
Net income	4.7%	4.4%	4.2%	3.9%
Figures may not sum due to rounding.

Sales for the twelve and twenty-eight weeks ended April 14, 2013 totaled approximately $3.0 billion and $6.9 billion, respectively, increasing 13.3% and 13.6%, respectively, over the same periods of the prior fiscal year. Comparable store sales increased 6.9% and 7.1% during the twelve and twenty-eight weeks ended April 14, 2013, respectively. As of April 14, 2013, there were 320 locations in the comparable store base. Identical store sales, excluding four relocations and one expansion, increased 6.6% during the twelve weeks and, excluding four relocations and three expansions, increased 6.8% during the twenty-eight weeks ended April 14, 2013. Relocations and expansions are removed from the comparable calculation to reduce the impact of square footage growth on the comparison. Identical store sales growth during the twelve weeks ended April 14, 2013 was driven by approximately equal increases in transaction count and basket size. This reflects a shift from our historical mix of 60% transaction count and 40% basket growth. The Company attributes the shift to more severe winter weather across several regions this year versus last, resulting in customers making fewer trips and buying larger baskets per trip. At April 14, 2013, there were 32 stores that were opened or acquired 52 weeks or less which contributed approximately $167 million and $341 million to total sales during the twelve and twenty-eight weeks ended April 14, 2013, respectively.

The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 14, 2013 was approximately 36.4% and 35.6%, respectively, compared to approximately 36.3% and 35.4%, respectively, for the same periods of the prior fiscal year. Gross profit as a percentage of sales increased 5 basis points and 14 basis points for the twelve and twenty-eight weeks ended April 14, 2013, respectively, compared to the same periods of the prior fiscal year. Leverage in occupancy costs drove the slight improvement in gross profit as a percentage of sales during the twelve weeks ended April 14, 2013, with cost of goods sold flat year over year. Our results reflect our commitment to expanding our value offerings across the store, increasing our promotional activity, and improving our relative price positioning, as well as our efforts around shrink reduction. The increase in gross profit as a percentage of sales during the twenty-eight weeks ended April 14, 2013 was due primarily to leverage in cost of goods sold.

Direct store expenses as a percentage of sales for both the twelve and twenty-eight weeks ended April 14, 2013 were approximately 25.4% compared to approximately 25.5% and 25.6%, respectively, for the same periods of the prior fiscal year. The 14 basis point and 23 basis point improvement in direct store expenses as a percentage of sales during the twelve and twenty-eight weeks ended April 14, 2013, respectively, primarily reflects leverage in wages.

General and administrative expenses as a percentage of sales for both the twelve and twenty-eight weeks ended April 14, 2013 were approximately 3.0% compared to approximately 3.2% and 3.1%, respectively, for the same periods of the prior fiscal year. The 24 basis point and 14 basis point decrease in general and administrative expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 14, 2013, respectively, reflects leverage in wages, partially offset by a 3 basis point and 4 basis point increase, respectively, in share-based payment expense.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Cost of goods sold and occupancy costs	$—	$—	$1	$1
Direct store expenses	8	5	17	11
General and administrative expenses	5	4	12	8
Share-based payment expense before income taxes	13	9	30	20
Income tax benefit	(5)	(4)	(11)	(8)
Net share-based payment expense	$8	$5	$19	$12

Pre-opening expenses totaled approximately $10 million and $24 million for the twelve and twenty-eight weeks ended April 14, 2013, respectively, and approximately $11 million and $21 million, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $3 million and $7 million for the twelve and twenty-eight weeks ended April 14, 2013, respectively, compared to approximately $1 million and $4 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
New stores	4	3	13	9
Relocated stores	2	—	3	—

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $3 million and $6 million for the twelve and twenty-eight weeks ended April 14, 2013, respectively, compared to approximately $2 million and $4 million, respectively, for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 38.5% and 38.6% for the twelve and twenty-eight weeks ended April 14, 2013, respectively, compared to approximately 38.6% for the same periods of the prior fiscal year.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding EBITDA margin and ROIC as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to our results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation.

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Net income	$142	$118	$288	$236
Provision for income taxes	89	74	181	148
Investment and other income, net of interest expense	(3)	(2)	(6)	(4)
Operating income	228	190	463	380
Depreciation and amortization	77	69	179	162
EBITDA	$305	$259	$642	$542

Sales	$3,027	$2,670	$6,883	$6,061
EBITDA margin	10.1%	9.7%	9.3%	8.9%

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings are annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects an average of the trailing four quarters. ROIC was as follows (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Net income	$142	$118	$288	$236
Interest expense, net of tax	—	—	—	—
Adjusted earnings	142	118	288	236
Total rent expense, net of tax (1)	51	47	117	109
Estimated depreciation on capitalized operating leases, net of tax (2)	(34)	(32)	(78)	(73)
Adjusted earnings, including interest related to operating leases	159	133	327	272

Annualized adjusted earnings	$615	$510	$535	$438
Annualized adjusted earnings, including interest related to operating leases	$688	$578	$607	$506

Average working capital, excluding current portion of long-term debt	$975	$691	$975	$691
Average property and equipment, net	2,196	2,005	2,196	2,005
Average other assets	1,004	860	1,004	860
Average other liabilities	(496)	(419)	(496)	(419)
Average invested capital	$3,679	$3,137	$3,679	$3,137
Average estimated asset base of capitalized operating leases (3)	2,841	2,589	2,841	2,589
Average invested capital, adjusted for capitalization of operating leases	$6,520	$5,726	$6,520	$5,726

ROIC	16.7%	16.3%	14.5%	14.0%
ROIC, adjusted for capitalization of operating leases	10.6%	10.1%	9.3%	8.8%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	April 14, 2013	September 30, 2012
Cash and cash equivalents	$202	$89
Short-term investments - available-for-sale securities	876	1,131
Total	$1,078	$1,220

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $162 million and $221 million at April 14, 2013 and September 30, 2012, respectively.

We generated cash flows from operating activities totaling approximately $590 million during the twenty-eight weeks ended April 14, 2013 compared to approximately $517 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $3 million for the twenty-eight weeks ended April 14, 2013 compared to approximately $760 million for the same period of the prior fiscal year. Net sales of available-for-sale securities totaled approximately $297 million during the twenty-eight weeks ended April 14, 2013 compared to net purchases of approximately $532 million in the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 14, 2013 totaled approximately $264 million, of which approximately $157 million was for new store development. Capital expenditures for the twenty-eight weeks ended April 8, 2012 totaled approximately $214 million, of which approximately $115 million was for new store development.

The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2012	Stores opened during fiscal year 2013 as of May 7, 2013	Properties tendered as of May 7, 2013	Total leases signed as of May 7, 2013 (1)
Number of stores (including relocations)	25	17	23	89
Number of relocations	1	3	3	8
New markets	8	6	7	22
Average store size (gross square feet)	35,500	34,500	37,200	37,200
Total square footage	887,400	586,600	855,700	3,326,600
Average tender period in months	7.9	9.3
Average pre-opening expense per store	$1.7 million
Average pre-opening rent per store	$0.6 million
(1) Includes leases for properties tendered

The following table provides information about the Company’s estimated store openings through fiscal year 2014:

	Estimated openings	Relocations	Average new store square footage	Ending square footage growth
Fiscal year 2013	32	5	35,000	8%
Fiscal year 2014	33 - 38	2 - 3	38,000	8% - 9%

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 89 stores in our store development pipeline and are well positioned to accelerate our ending square footage growth through fiscal year 2014 and hopefully beyond.

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

Net cash used in financing activities totaled approximately $473 million for the twenty-eight weeks ended April 14, 2013 compared to net cash provided by financing activities of approximately $205 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2013, the Company’s Board of Directors declared a 43% increase in the quarterly dividend to $0.20 per common share and a special dividend of $2.00 per common share. Following is a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$2.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.20	January 18, 2013	January 29, 2013	37
March 15, 2013 (1)	0.20	April 12, 2013	April 23, 2013	37
Fiscal year 2012:
November 2, 2011	$0.14	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.14	April 5, 2012	April 17, 2012	26
May 30, 2012	0.14	June 29, 2012	July 10, 2012	26
September 6, 2012	0.14	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at April 14, 2013

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

Net proceeds to the Company from the exercise of stock options by team members for the twenty-eight weeks ended April 14, 2013 totaled approximately $16 million compared to approximately $237 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At April 14, 2013 and September 30, 2012, approximately 8.4 million shares of our common stock were available for future stock incentive grants.

During the first quarter of fiscal year 2012, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. During the first quarter of fiscal year 2013, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously authorized program.

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 14, 2013	April 8, 2012	April 14, 2013	April 8, 2012
Number of common shares acquired	0.5	—	0.7	0.1
Average price per common share acquired	$86.92	$—	$88.96	$63.70
Total cost of common shares acquired	$37	$—	$63	$4

The Company currently has approximately $409 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of April 14, 2013 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$43	$3	$5	$5	$30
Operating lease obligations (1)	7,150	337	791	840	5,182
Total	$7,193	$340	$796	$845	$5,212
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 14, 2013 totaled approximately $5 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of April 14, 2013, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 14, 2013 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended April 14, 2013.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 21, 2013 - February 17, 2013	161,839	$87.89	161,839	$431,460,485
February 18, 2013 - March 17, 2013	263,848	$86.32	263,848	$408,868,012
March 18, 2013 - April 14, 2013	—	$—	—	$408,868,012
Total	425,687	$86.92	425,687

(1)	Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2013.

(2)
On November 2, 2011, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. On November 15, 2012, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously authorized program to repurchase an amount of outstanding shares of common stock having an aggregate value of up to $200 million. At April 14, 2013, the Company had approximately $409 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

Item 6. Exhibits.

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
Exhibit 101 (1)
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 14, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	May 17, 2013	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)