Form 10-Q
period 2013-07-07
WHOLE FOODS MARKET INC
filed 2013-08-09
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 7, 2013; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 2, 2013 was 372,512,876 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	July 7, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$311	$89
Short-term investments - available-for-sale securities	678	1,131
Restricted cash	110	103
Accounts receivable	181	197
Merchandise inventories	390	374
Prepaid expenses and other current assets	87	77
Deferred income taxes	144	132
Total current assets	1,901	2,103
Property and equipment, net of accumulated depreciation and amortization	2,324	2,193
Long-term investments - available-for-sale securities	355	221
Goodwill	679	663
Intangible assets, net of accumulated amortization	66	62
Deferred income taxes	55	43
Other assets	14	9
Total assets	$5,394	$5,294

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$1	$1
Accounts payable	230	247
Accrued payroll, bonus and other benefits due team members	355	307
Dividends payable	37	26
Other current liabilities	431	396
Total current liabilities	1,054	977
Long-term capital lease obligations, less current installments	26	23
Deferred lease liabilities	482	441
Other long-term liabilities	47	51
Total liabilities	1,609	1,492

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 374.9 and 371.6 shares issued; 372.3 and 370.9 shares outstanding at 2013 and 2012, respectively	2,726	2,592
Common stock in treasury, at cost, 2.6 and 0.7 shares at 2013 and 2012, respectively	(116)	(28)
Accumulated other comprehensive income (loss)	(6)	5
Retained earnings	1,181	1,233
Total shareholders’ equity	3,785	3,802
Total liabilities and shareholders’ equity	$5,394	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Sales	$3,058	$2,727	$9,941	$8,788
Cost of goods sold and occupancy costs	1,939	1,746	6,373	5,659
Gross profit	1,119	981	3,568	3,129
Direct store expenses	781	689	2,529	2,242
General and administrative expenses	95	88	302	278
Pre-opening expenses	13	12	37	33
Relocation, store closure and lease termination costs	2	4	9	8
Operating income	228	188	691	568
Investment and other income, net of interest expense	2	2	8	6
Income before income taxes	230	190	699	574
Provision for income taxes	88	73	269	221
Net income	$142	$117	$430	$353

Basic earnings per share	$0.38	$0.32	$1.16	$0.97
Weighted average shares outstanding	371.4	367.5	370.9	363.1

Diluted earnings per share	$0.38	$0.31	$1.15	$0.96
Weighted average shares outstanding, diluted basis	374.6	371.8	374.2	367.5

Dividends declared per common share	$0.10	$0.07	$1.30	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Net income	$142	$117	$430	$353
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6)	(3)	(11)	—
Other comprehensive income (loss), net of tax	(6)	(3)	(11)	—
Comprehensive income	$136	$114	$419	$353

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Forty weeks ended July 7, 2013 and fiscal year ended September 30, 2012
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 25, 2011	357.8	$2,121	$—	$—	$870	$2,991
Net income	—	—	—	—	466	466
Other comprehensive income, net of tax	—	—	—	5	—	5
Dividends ($0.28 per common share)	—	—	—	—	(103)	(103)
Issuance of common stock pursuant to team member stock plans	13.8	366	—	—	—	366
Purchase of treasury stock	(0.7)	—	(28)	—	—	(28)
Excess tax benefit related to exercise of team member stock options	—	63	—	—	—	63
Share-based payment expense	—	42	—	—	—	42
Balances at September 30, 2012	370.9	2,592	(28)	5	1,233	3,802
Net income	—	—	—	—	430	430
Other comprehensive loss, net of tax	—	—	—	(11)	—	(11)
Dividends ($1.30 per common share)	—	—	—	—	(482)	(482)
Issuance of common stock pursuant to team member stock plans	3.3	62	—	—	—	62
Purchase of treasury stock	(1.9)	—	(88)	—	—	(88)
Excess tax benefit related to exercise of team member stock options	—	30	—	—	—	30
Share-based payment expense	—	42	—	—	—	42
Balances at July 7, 2013	372.3	$2,726	$(116)	$(6)	$1,181	$3,785

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Forty weeks ended
	July 7, 2013	July 1, 2012
Cash flows from operating activities
Net income	$430	$353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	235
Share-based payment expense	43	29
LIFO expense	2	2
Deferred income tax (benefit) expense	(24)	11
Excess tax benefit related to exercise of team member stock options	(30)	(38)
Accretion of premium/discount on marketable securities	23	9
Deferred lease liabilities	36	58
Other	13	7
Net change in current assets and liabilities:
Accounts receivable	15	(12)
Merchandise inventories	(18)	(41)
Prepaid expenses and other current assets	(12)	3
Accounts payable	(16)	2
Accrued payroll, bonus and other benefits due team members	49	38
Other current liabilities	54	72
Net change in other long-term liabilities	(4)	3
Net cash provided by operating activities	818	731
Cash flows from investing activities
Development costs of new locations	(226)	(189)
Other property and equipment expenditures	(151)	(137)
Purchases of available-for-sale securities	(1,104)	(2,303)
Sales and maturities of available-for-sale securities	1,393	1,569
Increase in restricted cash	(7)	(12)
Payment for purchase of acquired entities	(22)	—
Other investing activities	(7)	(2)
Net cash used in investing activities	(124)	(1,074)
Cash flows from financing activities
Common stock dividends paid	(471)	(69)
Issuance of common stock	61	325
Purchase of treasury stock	(88)	(28)
Excess tax benefit related to exercise of team member stock options	30	38
Payments on capital lease obligations	(1)	—
Net cash (used in) provided by financing activities	(469)	266
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net change in cash and cash equivalents	222	(77)
Cash and cash equivalents at beginning of period	89	212
Cash and cash equivalents at end of period	$311	$135

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$296	$154

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
July 7, 2013

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

On May 29, 2013, the Company completed a two-for-one stock split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Sales:
United States	96.6%	96.7%	96.6%	96.8%
Canada and United Kingdom	3.4	3.3	3.4	3.2
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	July 7, 2013	September 30, 2012
Long-lived assets, net:
United States	95.8%	95.2%
Canada and United Kingdom	4.2	4.8
Total long-lived assets, net	100.0%	100.0%

(2) Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 27, 2015. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 405, “Liabilities.” The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The provisions are effective for the Company’s first quarter of fiscal year ending September

27, 2015. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

The Company held the following financial assets at fair value, based on the hierarchy input levels indicated, on a recurring basis (in millions):

July 7, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$85	$—	$—	$85
Commercial paper	—	50	—	50
Municipal bonds	—	10	—	10
Marketable securities - available-for-sale:
Corporate bonds	—	15	—	15
Municipal bonds	—	998	—	998
Variable-rate demand notes	—	20	—	20
Total	$85	$1,093	$—	$1,178

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$16	$—	$—	$16
Municipal bonds	—	8	—	8
Marketable securities - available-for-sale:
Commercial paper	—	10	—	10
Corporate bonds	—	11	—	11
Municipal bonds	—	983	—	983
Variable-rate demand notes	—	348	—	348
Total	$16	$1,360	$—	$1,376

(4) Investments
The Company holds investments in marketable securities, generally commercial paper, corporate bonds, municipal bonds and variable-rate demand notes, that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	July 7, 2013	September 30, 2012
Short-term marketable securities - available-for-sale:
Commercial paper	$—	$10
Corporate bonds	10	5
Municipal bonds	648	768
Variable-rate demand notes	20	348
Total short-term marketable securities	$678	$1,131
Long-term marketable securities - available-for-sale:
Corporate bonds	$5	$6
Municipal bonds	350	215
Total long-term marketable securities	$355	$221

At July 7, 2013 and September 30, 2012, available-for-sale securities totaling approximately $464 million and $382 million, respectively, were in unrealized loss positions. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months at July 7, 2013 was approximately $38 million. There were no investments in a continuous unrealized loss position for greater than 12 months at September 30, 2012. The Company did not recognize any other-than-temporary impairments for the forty weeks ended July 7, 2013 or fiscal year ended September 30, 2012. Gross unrealized holding gains and losses were not material at July 7, 2013 and September 30, 2012.

At July 7, 2013, the average effective maturity of the Company’s short- and long-term investments was approximately 6 months and 17 months, respectively, compared to approximately 5 months and 15 months, respectively, at September 30, 2012.

(5) Goodwill and Other Intangible Assets
The Company recorded goodwill totaling approximately $16 million primarily related to the acquisition of six retail locations during the forty weeks ended July 7, 2013. No additions or adjustments to goodwill were recorded during fiscal year 2012. The Company acquired approximately $6 million in definite-lived intangible assets, primarily favorable lease assets related to the acquisition of six retail locations, during the forty weeks ended July 7, 2013. Acquisitions of definite-lived intangible assets were not material during fiscal year 2012. The components of intangible assets were as follows (in millions):

	July 7, 2013		September 30, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$102	$(39)	$95	$(35)
Definite-lived marketing-related and other	1	(1)	2	(2)
Indefinite-lived contract-based	3		2
	$106	$(40)	$99	$(37)

Amortization associated with intangible assets totaled approximately $1 million and $4 million for the twelve and forty weeks ended July 7, 2013, respectively, and for the same periods of the prior fiscal year. Future amortization associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2013	$1
Fiscal year 2014	5
Fiscal year 2015	5
Fiscal year 2016	4
Fiscal year 2017	4
Future fiscal years	44
Total estimated future amortization associated with definite-lived intangible assets	$63

(6) Reserves for Closed Properties
Following is a summary of store closure reserve activity during the forty weeks ended July 7, 2013 and fiscal year ended September 30, 2012 (in millions):

	July 7, 2013	September 30, 2012
Beginning balance	$41	$45
Additions	3	4
Usage	(9)	(10)
Adjustments	—	2
Ending balance	$35	$41

Additions to store closure reserves primarily relate to the accretion of interest on existing reserves. New reserves related to seven and four new closures during the forty weeks ended July 7, 2013 and fiscal year ended September 30, 2012, respectively, were not material. Usage included approximately $9 million primarily related to ongoing cash rental payments during the forty weeks ended July 7, 2013. During the fiscal year ended September 30, 2012, usage included approximately $10 million in ongoing cash rental payments.

(7) Shareholders’ Equity
Common Stock
On May 7, 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on May 29, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

Dividends per Common Share
Following is a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013 (1)	0.10	July 5, 2013	July 16, 2013	37
Fiscal year 2012:
November 2, 2011	$0.07	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.07	April 5, 2012	April 17, 2012	26
May 30, 2012	0.07	June 29, 2012	July 10, 2012	26
September 6, 2012	0.07	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at July 7, 2013

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

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Number of common shares acquired	0.5	0.6	1.9	0.7
Average price per common share acquired	$51.83	$43.20	$46.35	$41.34
Total cost of common shares acquired	$25	$24	$88	$28

The Company currently has approximately $384 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases and purchases through a Rule 10b5-1 trading plan, all in accordance with the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in millions, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Net income (numerator for basic and diluted earnings per share)	$142	$117	$430	$353

Weighted average common shares outstanding (denominator for basic earnings per share)	371.4	367.5	370.9	363.1
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	3.2	4.3	3.3	4.4
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	374.6	371.8	374.2	367.5

Basic earnings per share	$0.38	$0.32	$1.16	$0.97

Diluted earnings per share	$0.38	$0.31	$1.15	$0.96

The computation of diluted earnings per share for the twelve and forty weeks ended July 7, 2013 does not include options to purchase approximately 8.6 million shares and 7.6 million shares of common stock, respectively, due to their antidilutive effect. For the twelve and forty weeks ended July 1, 2012, the computation of diluted earnings per share does not include options to purchase approximately 3.5 million shares and 1.1 million shares of common stock, respectively, due to their antidilutive effect. The dilutive effect of unvested restricted stock awards was not material for the twelve and forty weeks ended July 7, 2013 or the same periods of the prior fiscal year.

(9) Share-Based Payments
Total share-based payment expense before income taxes recognized during the twelve and forty weeks ended July 7, 2013 totaled approximately $13 million and $43 million, respectively, and approximately $9 million and $29 million, respectively, for the same periods of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Cost of goods sold and occupancy costs	$—	$—	$1	$1
Direct store expenses	7	4	24	15
General and administrative expenses	6	5	18	13
Share-based payment expense before income taxes	13	9	43	29
Income tax benefit	(5)	(3)	(16)	(11)
Net share-based payment expense	$8	$6	$27	$18

Stock Options
At July 7, 2013 and September 30, 2012, approximately 42.1 million shares and 16.8 million shares of the Company’s common stock were available for future stock incentive grants.

On May 31, 2013, the Company issued its annual grant of stock options to team members and directors. The following table summarizes stock option activity during the forty weeks ended July 7, 2013 (in millions, except per share amounts and contractual lives in years):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding options at September 30, 2012	20.0	$30.17
Options granted	4.3	51.33
Options exercised	(3.3)	19.95
Options expired	(0.1)	18.13
Options forfeited	(0.7)	35.86
Outstanding options at July 7, 2013	20.2	$36.34	5.37	$342
Vested/expected to vest at July 7, 2013	18.8	$35.74	5.31	$328
Exercisable options at July 7, 2013	6.5	$26.12	4.40	$176

The weighted average fair value per option granted during the forty weeks ended July 7, 2013 was $12.37. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $98 million. At July 7, 2013 and September 30, 2012, there was approximately $138 million and $135 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 12.3 million shares and 14.2 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

A summary of stock options outstanding and exercisable at July 7, 2013 follows (share amounts in millions):

Range of Exercise Prices		Options Outstanding			Options Exercisable
From	To	Number of options outstanding	Weighted average exercise price	Weighted average remaining life (in years)	Number of options exercisable	Weighted average exercise price
$5.56	$18.49	1.5	$9.50	2.81	1.5	$9.37
20.42	28.50	3.3	20.43	4.42	1.8	20.42
31.25	31.25	4.5	31.25	4.83	1.7	31.25
40.81	46.28	6.9	44.29	5.86	1.5	44.22
51.86	51.86	4.0	51.86	6.89	—	—
Total		20.2	$36.34	5.37	6.5	$26.12

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012
Expected dividend yield	0.880%	0.800%
Risk-free interest rate	0.77%	0.58%
Expected volatility	31.25%	40.89%
Expected life, in years	3.96	4.14

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

Restricted Stock
During the forty weeks ended July 7, 2013, the Company awarded 82,800 shares of restricted common stock pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date totaled approximately $4 million. Restricted shares vest over four or seven year terms. Share-based payment expense related to restricted shares, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations, was not material for the twelve and forty weeks ended July 7, 2013. At July 7, 2013, there was approximately $3 million of unrecognized share-based payment expense related to unvested restricted stock. The number of shares, grant date fair value, and share-based payment expense related to the issuance of restricted common stock during fiscal year 2012 were not material.

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

Overview
Whole Foods Market, Inc. is the world’s leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. As of July 7, 2013, we operated 351 stores: 336 stores in 40 U.S. states and the District of Columbia; 8 stores in Canada; and 7 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Stores acquired in purchase acquisitions enter the comparable store sales base effective the fifty-third full week following the date of the acquisition. Identical store sales exclude sales from relocated stores and remodeled stores with expansions in square footage greater than 20% from the comparable calculation to reduce the impact of square footage growth on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week. Comparable and identical sales growth is calculated on a same-calendar-week to same-calendar-week basis.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2013 is a 52-week year and fiscal year 2012 was a 53-week year, with the additional week falling in the fourth fiscal quarter.

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

We offer a broad and differentiated selection of high-quality natural and organic products with a strong emphasis on perishable foods. Whole Foods Market defines natural foods as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives and other non-naturally occurring chemicals and as near to their whole, natural state as possible. Organic foods are foods grown through methods that emphasize the use of renewable resources and the conservation of soil and water to enhance environmental quality. We are dedicated to providing communities with fresh, healthy, natural and organic food. We believe we will maintain our leadership position and continue to gain market share as we accelerate our new store openings, improve our relative value proposition, further differentiate our shopping experience, and reinforce our standing as America’s healthiest grocery store.

Highlights for the Third Quarter of Fiscal Year 2013
On May 29, 2013, the Company completed a two-for-one stock split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

During the twelve weeks ended July 7, 2013, we delivered another outstanding quarter, producing a 20.3% increase in diluted earnings per share to $0.38 on a 12.1% increase in sales. For the twelve weeks ended July 7, 2013:

•	Average weekly sales increased to approximately $728,000, translating to sales per square foot of $996;

•	Gross profit as a percentage of sales was 36.6%;

•	Operating income as a percentage of sales totaled 7.5%;

•	EBITDA margin totaled 10.0%; and

•	Return on invested capital (“ROIC”) was 16.5%.

We produced approximately $228 million in cash flows from operations and invested approximately $113 million in capital expenditures, of which approximately $69 million related to new stores. During the twelve weeks ended July 7, 2013, we opened four new stores. In addition, the Company paid cash dividends to common shareholders totaling approximately $37 million and repurchased approximately $25 million of its common stock. At July 7, 2013, we had cash, restricted cash and investments totaling approximately $1.5 billion.

Outlook for Fiscal Year 2013 and Initial Outlook for Fiscal Year 2014
Based on our year-to-date results and updated assumptions, the Company is raising its fiscal year 2013 diluted earnings per share range to $1.45 to $1.46. The following table provides additional information on the Company’s results through July 7, 2013 and updated expectations for the remainder of fiscal year 2013.

	Forty weeks ended July 7, 2013	Implied fourth quarter of fiscal year 2013	Estimated fiscal year 2013
Sales growth	13.1%	3.0% - 4.0%	11.0%
Comparable store sales growth	7.2%	7.0% - 7.5%	7.2% - 7.3%
Identical store sales growth	6.9%	6.5% - 7.0%	6.8% - 7.0%
General and administrative expenses as a percentage of sales	3.0%	3.2%	3.1%
Pre-opening and relocation expenses	$46 million	$22 - $24 million	$68 - $70 million
Diluted earnings per share	$1.15	$0.30 - $0.31	$1.45 - $1.46
Diluted earnings per share growth	19.6%	0.0% - 4.0%	15.0% - 16.0%

On a 52-week to 52-week basis, excluding the impact of the extra week in the fourth quarter of fiscal year 2012, the Company now expects diluted earnings per share growth of 17% to 18% on sales growth of approximately 13%.

The Company expects ending square footage growth of 8% in fiscal year 2013. The Company expects capital expenditures for fiscal year 2013 to be in the range of approximately $525 million to $550 million, which includes the opening of 32 new stores. In addition, the Company continues to expect a significant year-over-year increase in pre-opening and relocation expenses in the fourth quarter of fiscal year 2013 based on the opening of 12 new stores along with a high number of openings anticipated in the first quarter of fiscal year 2014.

For fiscal year 2014, the Company expects sales growth of 12% to 14%, comparable store sales growth of 6.5% to 8.0%, and identical store sales growth of 6.0% to 7.5%. The Company expects diluted earnings per share of $1.69 to $1.72, an increase of 17% to 18% over expected fiscal year 2013. The Company expects ending square footage growth of 8% to 9% based on the opening of 33 to 38 new stores, two to three of which will be relocations.

Results of Operations
The following table sets forth the Company’s statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	63.4	64.0	64.1	64.4
Gross profit	36.6	36.0	35.9	35.6
Direct store expenses	25.6	25.3	25.4	25.5
General and administrative expenses	3.1	3.2	3.0	3.2
Pre-opening expenses	0.4	0.4	0.4	0.4
Relocation, store closure and lease termination costs	—	0.1	0.1	0.1
Operating income	7.5	6.9	7.0	6.5
Investment and other income, net of interest expense	0.1	0.1	0.1	0.1
Income before income taxes	7.5	7.0	7.0	6.5
Provision for income taxes	2.9	2.7	2.7	2.5
Net income	4.6%	4.3%	4.3%	4.0%
Figures may not sum due to rounding.

Sales for the twelve and forty weeks ended July 7, 2013 totaled approximately $3.1 billion and $9.9 billion, respectively, increasing 12.1% and 13.1%, respectively, over the same periods of the prior fiscal year. Comparable store sales increased 7.5% and 7.2% during the twelve and forty weeks ended July 7, 2013, respectively. As of July 7, 2013, there were 328 locations in the comparable store base. Identical store sales, excluding four relocations and one expansion, increased 7.2% during the twelve weeks and, excluding four relocations and three expansions, increased 6.9% during the forty weeks ended July 7, 2013. Relocations and expansions are removed from the comparable calculation to reduce the impact of square footage growth on the comparison. Identical store sales growth during the twelve weeks ended July 7, 2013 was driven by an approximate four percent increase in transaction count and a three percent increase in basket size. At July 7, 2013, there were 27 stores that were opened or acquired 52 weeks or less which contributed approximately $143 million and $363 million to total sales during the twelve and forty weeks ended July 7, 2013, respectively.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 7, 2013 was approximately 36.6% and 35.9%, respectively, compared to approximately 36.0% and 35.6%, respectively, for the same periods of the prior fiscal year. Gross profit as a percentage of sales increased 61 basis points and 29 basis points for the twelve and forty weeks ended July 7, 2013, respectively, compared to the same periods of the prior fiscal year. Leverage in cost of goods sold and occupancy costs drove the improvement in gross profit as a percentage of sales during the twelve and forty weeks ended July 7, 2013. During the twelve weeks ended July 7, 2013, our value efforts were more than offset by occupancy leverage, shrink reduction and buy-side initiatives. We remain committed to expanding our value offerings across the store, increasing our promotional activity, and improving our relative price positioning. We continue to be very competitive in non-perishables with more opportunities to narrow the gap in perishables, which reflect our higher quality standards.

Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 7, 2013 were approximately 25.6% and 25.4%, respectively, compared to approximately 25.3% and 25.5%, respectively, for the same periods of the prior fiscal year. Leverage in wages was more than offset by increases in team member benefits, primarily team member discount costs related to the Team Member Appreciation Double Discount Day. As a result, direct store expenses as a percentage of sales increased 27 basis points during the twelve weeks ended July 7, 2013.

General and administrative expenses as a percentage of sales for the twelve and forty weeks ended July 7, 2013 were approximately 3.1% and 3.0%, respectively, compared to approximately 3.2% and 3.2%, respectively, for the same periods of the prior fiscal year. The decreases in general and administrative expenses as a percentage of sales for the twelve and forty weeks ended July 7, 2013 were primarily due to leverage in wages at the Company’s regional and global offices.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Cost of goods sold and occupancy costs	$—	$—	$1	$1
Direct store expenses	7	4	24	15
General and administrative expenses	6	5	18	13
Share-based payment expense before income taxes	13	9	43	29
Income tax benefit	(5)	(3)	(16)	(11)
Net share-based payment expense	$8	$6	$27	$18

Pre-opening expenses totaled approximately $13 million and $37 million for the twelve and forty weeks ended July 7, 2013, respectively, and approximately $12 million and $33 million, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $2 million and $9 million for the twelve and forty weeks ended July 7, 2013, respectively, compared to approximately $4 million and $8 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
New stores	4	8	17	17
Relocated stores	—	1	3	1

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $2 million and $8 million for the twelve and forty weeks ended July 7, 2013, respectively, compared to approximately $2 million and $6 million, respectively, for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 38.5% for both the twelve and forty weeks ended July 7, 2013 compared to approximately 38.6% for the same periods of the prior fiscal year.

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

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Net income	$142	$117	$430	$353
Provision for income taxes	88	73	269	221
Investment and other income, net of interest expense	(2)	(2)	(8)	(6)
Operating income	228	188	691	568
Depreciation and amortization	78	73	257	235
EBITDA	$306	$261	$948	$803

Sales	$3,058	$2,727	$9,941	$8,788
EBITDA margin	10.0%	9.6%	9.5%	9.1%

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings are annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects an average of the trailing four quarters. ROIC was as follows (in millions):

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Net income	$142	$117	$430	$353
Interest expense, net of tax	—	—	—	—
Adjusted earnings	142	117	430	353
Total rent expense, net of tax (1)	52	48	169	157
Estimated depreciation on capitalized operating leases, net of tax (2)	(35)	(32)	(113)	(105)
Adjusted earnings, including interest related to operating leases	159	133	486	405

Annualized adjusted earnings	$614	$507	$559	$459
Annualized adjusted earnings, including interest related to operating leases	$689	$576	$632	$527

Average working capital, excluding current portion of long-term debt	$945	$818	$945	$818
Average property and equipment, net	2,249	2,041	2,249	2,041
Average other assets	1,033	915	1,033	915
Average other liabilities	(511)	(438)	(511)	(438)
Average invested capital	$3,716	$3,336	$3,716	$3,336
Average estimated asset base of capitalized operating leases (3)	2,895	2,641	2,895	2,641
Average invested capital, adjusted for capitalization of operating leases	$6,611	$5,977	$6,611	$5,977

ROIC	16.5%	15.2%	15.0%	13.8%
ROIC, adjusted for capitalization of operating leases	10.4%	9.6%	9.6%	8.8%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	July 7, 2013	September 30, 2012
Cash and cash equivalents	$311	$89
Short-term investments - available-for-sale securities	678	1,131
Total	$989	$1,220

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $355 million and $221 million at July 7, 2013 and September 30, 2012, respectively.

We generated cash flows from operating activities totaling approximately $818 million during the forty weeks ended July 7, 2013 compared to approximately $731 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $124 million for the forty weeks ended July 7, 2013 compared to approximately $1.1 billion for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $289 million during the forty weeks ended July 7, 2013 compared to net purchases of approximately $734 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 7, 2013 totaled approximately $377 million, of which approximately $226 million was for new store development. Capital expenditures for the forty weeks ended July 1, 2012 totaled approximately $326 million, of which approximately $189 million was for new store development. The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2012	Stores opened during fiscal year 2013 as of July 31, 2013	Properties tendered as of July 31, 2013	Total leases signed as of July 31, 2013 (1)
Number of stores (including relocations)	25	24	21	94
Number of relocations	1	4	3	11
New markets	8	9	6	21
Average store size (gross square feet)	35,500	35,700	37,300	37,800
Total square footage	887,400	855,700	784,000	3,569,000
Average tender period in months	7.9	9.3
Average pre-opening expense per store	$1.7 million
Average pre-opening rent per store	$0.6 million
(1) Includes leases for properties tendered

The following table provides information about the Company’s estimated store openings through fiscal year 2014:

	Estimated openings	Relocations	Average new store square footage	Ending square footage growth
Fiscal year 2013	32	5	35,000	8%
Fiscal year 2014	33 - 38	2 - 3	38,000	8% - 9%

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 94 stores in our store development pipeline. We currently expect accelerating square footage growth for several years to come.

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

Net cash used in financing activities totaled approximately $469 million for the forty weeks ended July 7, 2013 compared to net cash provided by financing activities of approximately $266 million for the same period of the prior fiscal year.

On May 29, 2013, the Company completed a two-for-one stock split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

During the first quarter of fiscal year 2013, the Company’s Board of Directors declared a 43% increase in the quarterly dividend to $0.10 per common share and a special dividend of $1.00 per common share. Following is a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013 (1)	0.10	July 5, 2013	July 16, 2013	37
Fiscal year 2012:
November 2, 2011	$0.07	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.07	April 5, 2012	April 17, 2012	26
May 30, 2012	0.07	June 29, 2012	July 10, 2012	26
September 6, 2012	0.07	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at July 7, 2013

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

Net proceeds to the Company from the exercise of stock options by team members for the forty weeks ended July 7, 2013 totaled approximately $61 million compared to approximately $325 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At July 7, 2013 and September 30, 2012, approximately 42.1 million shares and 16.8 million shares of our common stock were available for future stock incentive grants.

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

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 7, 2013	July 1, 2012	July 7, 2013	July 1, 2012
Number of common shares acquired	0.5	0.6	1.9	0.7
Average price per common share acquired	$51.83	$43.20	$46.35	$41.34
Total cost of common shares acquired	$25	$24	$88	$28

The Company currently has approximately $384 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases and purchases through a Rule 10b5-1 trading plan, all in accordance with the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of July 7, 2013 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$46	$3	$6	$5	$32
Operating lease obligations (1)	7,226	335	807	856	5,228
Total	$7,272	$338	$813	$861	$5,260
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 7, 2013 totaled approximately $5 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of July 7, 2013, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 7, 2013 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended July 7, 2013.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 15, 2013 - May 12, 2013	—	$—	—	$408,686,012
May 13, 2013 - June 9, 2013	482,200	$51.83	482,200	$383,694,038
June 10, 2013 - July 7, 2013	—	$—	—	$383,694,038
Total	482,200	$51.83	482,200

(1)	Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2013.

(2)
On November 2, 2011, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. On November 15, 2012, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously authorized program to repurchase an amount of outstanding shares of common stock having an aggregate value of up to $200 million. At July 7, 2013, the Company had approximately $384 million in share repurchase authority. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases and purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

Item 6. Exhibits.

Exhibit 10.1 (1)	Form of Non-Qualified Stock Option Agreement for WFLN and Directors under the 2009 Stock Incentive Plan
Exhibit 31.1 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a)
Exhibit 31.2 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 31.3 (1)	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 32.1 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.3 (2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 101 (1)
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 7, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	August 9, 2013	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)