Form 10-K
period 2013-09-29
WHOLE FOODS MARKET INC
filed 2013-11-22
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2013

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

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 14, 2013 was $16,168,544,914. The number of shares of the registrant’s common stock, no par value, outstanding as of November 15, 2013 was 372,138,322 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held February 24, 2014.

Whole Foods Market, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended September 29, 2013

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

PART I

Item 1.    Business.

General
Whole Foods Market is the leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Unless otherwise specified, references to “Whole Foods Market,” “Company,” or “we” in this Report include the Company and its consolidated subsidiaries. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and is based in Austin, Texas. We completed our initial public offering in January 1992, and our common stock trades on the NASDAQ Global Select Market under the symbol “WFM.” Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 35 years.

We have one operating segment, natural and organic foods supermarkets. We are the largest retailer of natural and organic foods in the U.S. and the 12th largest food retailer overall based on 2012 sales rankings from Progressive Grocer. As of September 29, 2013, we operated 362 stores in the United States (“U.S.”), Canada, and the United Kingdom (“U.K.”), averaging over seven million customer visits each week. Our stores average 38,000 square feet in size and are supported by our Austin headquarters, regional offices, distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, meat and produce procurement centers, and a specialty coffee and tea procurement and roasting operation.

The following is a summary of our annual percentage sales and net long-lived assets by geographic area for the fiscal years indicated:

	2013	2012	2011
Sales:
United States	96.7%	96.8%	96.9%
Canada and United Kingdom	3.3	3.2	3.1
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	95.7%	95.2%	95.9%
Canada and United Kingdom	4.3	4.8	4.1
Total long-lived assets, net	100.0%	100.0%	100.0%

A five-year summary of certain financial and operating information can be found in Part II, “Item 6. Selected Financial Data,” of this Report on Form 10-K. See also Part II, “Item 8. Financial Statements and Supplementary Data.”

Industry Overview
According to Nielsen’s TDLinx and Progressive Grocer, the U.S. grocery industry, which includes conventional supermarkets, supercenters, and limited-assortment and natural/gourmet-positioned supermarkets, had approximately $603 billion in sales in 2012, a 3% increase over the prior year. Within this broader category, natural product sales through retail channels were approximately $81 billion, a 10% increase over the prior year, according to Natural Foods Merchandiser, a leading trade publication for the natural foods industry. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

•	heightened awareness of the role that healthy eating plays in long-term wellness;

•	a better-educated and wealthier populace whose median age is increasing each year;

•	increasing consumer concern over the purity and safety of food; and

•	environmental concerns.

Our Purpose and Core Values
We believe that much of our success to date is because we remain a uniquely mission-driven company. The purpose of our business is not only to generate profits but to create value for all of our major stakeholders, each of which is linked interdependently. Our higher purpose statement reflects the heart of what we do: “With great courage, integrity and love, we embrace our responsibility to co-create a world where each of us, our communities and our planet can flourish - all the while, celebrating the sheer love and joy of food.” Our Core Values succinctly express this purpose:

•	We sell the highest quality natural and organic products available.

•	We satisfy, delight and nourish our customers.

•	We support team member happiness and excellence.

•	We create wealth through profits and growth.

•	We serve and support our local and global communities.

•	We practice and advance environmental stewardship.

•	We create ongoing win-win partnerships with our suppliers.

•	We promote the health of our stakeholders through healthy eating education.

Differentiated Product Offering
We offer a broad and differentiated selection of high-quality natural and organic products with a strong emphasis on perishable foods. Our product selection includes, but is not limited to: produce and floral, grocery, meat, seafood, bakery, prepared foods and catering, coffee, tea, beer, wine, cheese, nutritional supplements, vitamins, body care, and lifestyle products including books, pet products, and household products. We estimate our stores carry on average approximately 21,000 SKUs, and we estimate that approximately 30% of our sales, outside of prepared foods and bakery, were organic in fiscal year 2013. The following is a summary of annual percentage sales by product category for the fiscal years indicated:

	2013	2012	2011
Perishables:
Prepared foods and bakery	19.0%	18.9%	18.8%
Other perishables	47.2	47.0	46.8
Total perishables	66.2	65.9	65.6
Non-perishables	33.8	34.1	34.4
Total sales	100.0%	100.0%	100.0%

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

Exclusive Brands
Our exclusive brands are a key component of our differentiation strategy. In fiscal year 2013, our exclusive brands accounted for approximately 16% of our non-perishable sales and approximately 12% of our total retail sales, up slightly from 15% and 11%, respectively, in fiscal year 2012. Our 365 and 365 Organic Everyday Day Value® brands account for approximately half of our exclusive brand items. Additional brands include the “Whole” family of brands (e.g., Whole Foods Market, Whole Catch, Whole Fields, Whole Pantry, Whole Living, Whole Paws, etc.), Allegro Coffee, Engine 2, Wellshire Farms, and Nature’s Rancher, among others.

Value Programs
We remain committed to the highest quality standards and to providing a clear range of choices in every category, both of which we believe are important in driving our sales growth over the long term. In addition to offering our 365 Everyday Value brands, we have competitively matched prices on thousands of known value items, extended value choices to our perishables departments, promoted our regional and national one-day sales, and focused on improving customer awareness about the value we offer in our stores. We also have The Whole Deal, our printed value guide, available in all our stores in the U.S. and Canada, as well as online. The value guide features supplier-sponsored and Whole Foods Market store brand coupons, budget-conscious recipes, money-saving shopping and cooking tips, and Sure Deals that highlight everyday value pricing on high-quality products our customers love.

Health Starts Here®
We are offering an increasing selection of products in our stores meeting the Health Starts Here nutritional and ingredient standards. Health Starts Here is a mindful approach to healthy eating rooted in four simple principles to build better meals – Whole Food, Plant-Strong™, Healthy Fats, and Nutrient Dense. Products such as frozen items, breads and prepared foods that meet these guidelines carry our “Health Starts Here” logo. In addition, our stores feature signage on the Aggregate Nutrient Density Index (“ANDI®”), a proprietary scoring system that ranks foods based on nutrient density (vitamins, minerals, antioxidants and phytochemicals) per calorie.

Whole Trade® Guarantee
Products with the Whole Trade Guarantee label are sourced from developing countries and meet our high quality standards, provide more money to producers, ensure better wages and working conditions for workers, and utilize sound environmental practices. Approximately 400 products in our stores carry our Whole Trade Guarantee seal, and demand for these products continues to grow. Whole Foods Market donates 1% of sales of these products to Whole Planet Foundation® to help alleviate world poverty.

Locally Grown
We are committed to buying from local producers whose products meet our high quality standards, particularly those who are dedicated to environmentally friendly, sustainable agriculture. For some stores, “local” is defined as within a certain mile radius, and for others, it means within the metro area, state, or tri-state area. Buying local allows us to offer our shoppers the freshest, most flavorful pick of seasonal products; it bolsters local economies by keeping money in the pockets of community growers; and it contributes to responsible land development and the preservation of viable green spaces. Whole Foods Market currently purchases produce from more than 2,000 different farms through various suppliers, and in fiscal year 2013, approximately 25% of the produce sold in our stores came from local farms. In fiscal year 2007, we established a budget of up to $10 million to promote local production through our Local Producer Loan Program, and in fiscal year 2013, we increased our budget to $25 million. As of September 29, 2013, we had disbursed approximately $10 million in loans to 147 local producers company-wide.

Animal Welfare
Whole Foods Market is dedicated to promoting animal welfare on farms and ranches. We encourage innovative animal production practices that improve the lives of animals raised for meat and poultry in our stores. We also have strong standards for food safety at processing. Work on our “animal compassionate” standards started in 2003, and development of an additional tiered standards program transitioned to the Global Animal Partnership foundation in 2008. Global Animal Partnership’s 5-Step™ Animal Welfare Rating system standards have been developed for cattle, pigs, chickens and turkeys. The 5-Step program launched in 2011 and is currently reflected in meat departments in all of our stores in the U.S. and Canada.

Seafood Sustainability
We continue to collaborate with the Marine Stewardship Council (“MSC”) to offer as much MSC-certified seafood as possible. For wild-caught seafood, we label our products with color-coded seafood sustainability ratings developed by partnering organizations Blue Ocean Institute and Monterey Bay Aquarium. Ratings are based on key criteria for sustainable fisheries using science-based, transparent ranking methods. Since April 2012, we have not sold any wild-caught seafood from “red-rated” fisheries. For farmed seafood, our standards continue to be the highest in the industry. The “Responsibly Farmed” logo in our seafood cases indicates that the farms we source from have passed a third-party audit and meet our quality standards. In addition, in fiscal year 2013, we launched new quality standards for farmed molluscs, including clams, oysters and mussels.

Whole Body Standards
We believe the quality of the items and ingredients people apply to their bodies topically is as important as the food they put into their bodies. While our basic standards for supplements and body care products already set us apart, ensuring high quality and organic integrity in non-food products, our Premium Body Care™ standards raise the bar even higher. This additional tier of premium standards meets our strictest guidelines for quality sourcing, environmental impact, results and safety and was designed to evolve as new science-based studies and research come to light. In addition, all health and beauty products sold in our stores that make organic claims are certified to one of two standards: the USDA’s National Organic Program or NSF International’s 305 Standard for Personal Care Products Containing Organic Ingredients.

Eco-Scale™
In April 2011, we introduced our exclusive Eco-Scale™ rating system and became the first national retailer to launch its own comprehensive set of green cleaning standards to help shoppers make informed choices for their homes and the planet. Under our Eco-Scale rating system, all household cleaning products in our stores are required to list all ingredients on their packaging, a labeling practice not currently required by the U.S. government. This rating system allows shoppers to easily identify a product’s environmental impact and safety based on a red-orange-yellow-green color scale. We are committed to working with our suppliers to evaluate and independently audit every product in our cleaning category, and all brands in our stores meet our baseline orange standard.

Enhanced Standards for Fresh Produce and Floral
On September 26, 2013, we announced plans to launch a comprehensive rating system for the produce and flowers sold in our stores. The new three-tiered rating system, which is expected to roll out in the fall of 2014, will label items as “good,” “better,” and “best.” A science-based index, developed by Whole Foods Market with help from sustainable agriculture experts and input from suppliers, will measure performance on important sustainable farming topics, including pest management, farmworker welfare, pollinator protection, water conservation, soil health, ecosystems, biodiversity, energy, waste and climate. The new ratings will provide deeper transparency to our shoppers, allowing them to make more informed decisions, as well as recognize growers for responsible practices that go beyond their organic and local efforts.

Seasonality
The Company’s average weekly sales and gross profit as a percentage of sales are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter due to seasonally slower sales during the summer months. Gross profit as a percentage of sales is also lower in the first fiscal quarter due to the product mix of holiday sales. For this reason, results in any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Growth Strategy
We are a Fortune 500 company, ranking number 232 on the 2013 list. Our sales have grown rapidly due to historically strong identical store sales growth, acquisitions and new store openings from approximately $93 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $12.9 billion in fiscal year 2013, a 22-year compounded annual growth rate of approximately 25%.

Over the last 15 fiscal years, our comparable store sales growth has averaged 8.2%, and our identical store sales growth has averaged 7.3%. Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened or acquired. Identical store sales exclude sales from relocated stores and remodeled stores with square footage changes greater than 20% from the comparable calculation. Our identical store sales growth for each of the last 15 fiscal years is shown in the following chart:
Our growth strategy is to expand primarily through new store openings, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. We typically target stores located on premium real estate sites, and while we may open stores as small as 15,000 square feet or as large as 75,000 square feet, the majority of our new stores are expected to fall in the range of 35,000 to 45,000 square feet going forward.

Our historical store growth and sales mix for the fiscal years indicated is summarized below:

	2013	2012	2011	2010	2009
Stores at beginning of fiscal year	335	311	299	284	275
Stores opened	26	25	18	16	15
Acquired stores	6	—	—	2	—
Relocated stores	(5)	(1)	(6)	—	(5)
Divested or closed stores	—	—	—	(3)	(1)
Stores at end of fiscal year	362	335	311	299	284
Stores with major remodels (1)	2	2	1	—	2
Total gross square footage at end of fiscal year	13,779,000	12,735,000	11,832,000	11,231,000	10,566,000
Year-over-year growth	8%	8%	5%	6%	7%
(1) Defined as remodels with square footage changes greater than 20% completed during the fiscal year.

	2013	2012	2011	2010	2009
Sales mix:
Identical stores	93.5%	93.3%	94.6%	93.2%	91.4%
New/relocated stores and stores with major remodels	6.1	6.2	4.7	6.0	7.8
Other sales, primarily non-retail external sales	0.4	0.5	0.7	0.8	0.8
Total sales	100.0%	100.0%	100.0%	100.0%	100.0%

Our historical store development pipeline as of the dates indicated is summarized below:

	November 6, 2013	November 7, 2012	November 2, 2011	November 3, 2010	November 4, 2009
Stores in development	94	79	62	52	53
Average size (gross square feet)	38,000	37,000	35,000	39,000	45,000
Total gross square footage in development	3,605,000	2,896,000	2,192,000	2,052,000	2,410,000
As a percentage of existing square footage	26%	22%	18%	18%	23%

Store Description
Each of our stores is designed to fit the size and configuration of the particular location and to reflect the community in which it is located. Our store development work starts early. We conscientiously work to serve our communities to the fullest through volunteer work, partnerships, and incorporating community feedback throughout the design process. We strive to transform food shopping from a chore into a dynamic experience by building and operating stores with a lively, inspirational atmosphere, mission-oriented decor and well-trained team members. We offer an exciting product mix that emphasizes healthy eating and our high quality standards, with a range of choices at every price level, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, extensive bulk departments and prepared foods stations. We also incorporate many environmentally sustainable aspects into our store design, and many stores have bicycle parking racks and electric vehicle charging stations. Our stores typically include sit-down eating areas, customer comment boards and customer service booths. In addition, some stores offer special services such as chair massage, personal shopping and home delivery. Others offer sit-down wine bars and tap rooms featuring local and/or craft beer and wine, creating a destination for customer gathering. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

By tailoring our store size, design, product selection and pricing strategy to the particular community, we have been able to move into more segments of the market - urban and suburban, domestic and international. Most of our stores are located in high-traffic shopping areas on premier real estate sites and are either freestanding or in strip centers. We also have a number of urban stores located in high-density, mixed-use developments. In selecting store locations, we use an internally developed model to analyze potential sites based on various criteria such as education levels, population density and income levels within certain drive times. After we have selected a target site, our development group does a comprehensive site study and sales projection and works with our regional teams to develop construction and operating cost estimates. Each project must meet an internal Economic Value Added (“EVA®”) hurdle return, based on our internal weighted average cost of capital, which for new stores generally is expected to be cumulative positive EVA in five years or less. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge on the cost of invested capital necessary to generate those profits. Our current internal weighted average cost of capital metric is 8%.

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

Our produce procurement center facilitates the procurement and distribution of the majority of the produce we sell. We also operate four seafood processing and distribution facilities, a specialty coffee and tea procurement and roasting operation, and 11 regional distribution centers that focus primarily on perishables distribution to our stores across the U.S., Canada and the U.K. In addition, we have three regional commissary kitchens and five bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 32% of our total purchases in fiscal year 2013. Our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products extends through 2020.

Store Operations
We strive to promote a strong company culture featuring a team approach to store operations that we believe is distinctly more empowering of team members than that of the traditional supermarket. Our Whole Foods Market stores each employ between approximately 50 and 650 team members who generally comprise 10 self-managed teams per store, each led by a team leader. Each team within a store is responsible for a different product offering or aspect of store operations such as prepared foods, grocery, or customer service, among others. We also promote a decentralized approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible.

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

Team Members
We created more than 5,600 new jobs throughout the Company in fiscal year 2013. As of September 29, 2013, we had approximately 78,400 team members, including approximately 56,700 full-time, 18,500 part-time and 3,200 seasonal team members. Full-time team members accounted for approximately 75% of all permanent positions at the end of fiscal year 2013, with voluntary turnover of less than 10%. We believe this is very low for the food retailing industry and allows us to better serve our customers.

For the past 16 years, our team members have helped Whole Foods Market become one of FORTUNE magazine’s “100 Best Companies to Work for in America.” We are one of only 13 companies to make the “100 Best” list every year since its inception. All of our team members are non-union, and we consider our team member relations to be very strong.

We believe in empowering our team members to make Whole Foods Market not only a great place to shop but a great place to build a career. Our salary and benefits programs reflect our philosophy of egalitarianism. To ensure they are perceived as fundamentally fair to all stakeholders, our books are open to our team members, including our annual individual compensation report. We also have a salary cap that limits the total cash compensation paid to any team member in a calendar year to 19 times the average annual wage, including bonuses, of all full-time team members. In addition, our co-founder and co-chief executive officer, John Mackey, has voluntarily set his annual salary at $1 and receives no cash bonuses or stock option awards.

All of our full-time and part-time team members are eligible to receive stock options through annual leadership grants or through service-hour grants once they have accumulated 6,000 service hours (approximately three years of full-time employment). Approximately 95% of the equity awards granted under the Company’s stock plan since its inception in 1992 have been granted to team members who are not executive officers. In fiscal year 2013, more than 14,000 team members exercised over 4 million stock options worth approximately $120 million in gains before taxes, or an average of about $8,400 per team member.

As medical costs continue to rise, we periodically restructure how costs are shared between the Company and team members to ensure our health plan remains sustainable. By participating in our company-wide benefits vote every three years, team members can take an active role in choosing the benefits made available by the Company and how they share in the cost. In our most recent vote, held in September 2012, 82% of eligible team members cast a ballot to determine the Company’s medical plan for 2013. Under this plan, Whole Foods Market provides health care coverage at no cost to full-time team members working 30 or more hours per week and having a minimum of 20,000 service hours (approximately 10 years of full-time employment). Full-time team members with 800 to 19,999 service hours paid a premium of $10 per paycheck. In addition, the Company provides personal wellness dollars in the form of either a health reimbursement arrangement (“HRA”) or health savings account (“HSA”). Based on service hours, team members can receive up to $1,800 per year to help cover the cost of deductibles and other allowable out-of-pocket health care expenses not covered by insurance.

We promote the health of our team members through two initiatives, the Total Health Immersion Program and the Healthy Discount Incentive Program. The Total Health Immersion Program provides educational opportunities for team members that are fully paid by the Company. Since launching this program in the fall of 2009, more than 2,400 team members have participated. The Healthy Discount Incentive Program offers additional store discounts of up to 35%, going beyond the standard store discount that all team members receive, based on meeting designated biometric criteria (cholesterol/LDL, BMI or waist-height ratio, blood pressure) and being nicotine-free. In fiscal year 2013, more than 14,000 team members participated in biometric screenings, with approximately 9,200 receiving higher-level discount cards.

Competition
Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price, convenience or a combination of these factors.

Marketing
We spend much less on advertising and marketing than other supermarkets – approximately 0.4% of our total sales in fiscal year 2013. Instead, we rely heavily on word-of-mouth advocacy by our shoppers, which we believe is more valuable than traditional advertising; and we allocate our marketing budgets among various national and regional programs and our individual stores. We have marketers in every store dedicated to local events, community nonprofits and the best possible in-store experience, and most of our corporate marketing activity is centered on engaging existing shoppers and growing their basket by introducing them to a fantastic and unique product selection while constantly increasing their choices. Dollars that would be spent on traditional media buys are instead typically spent on community nonprofit partnerships that help grow our business and our communities at the same time. We also connect and engage with our customers through social media, e-newsletters, and our own website and blog at www.wholefoodsmarket.com.

Social Media
Social media provides us with a powerful way to communicate and interact with our Internet-savvy customers, giving us insight at both a local and global level as to how we are viewed and what our customers want and expect from us. Company-wide, we publish roughly 1,000 messages per day across 900 social media channels. Our overall social media footprint on Facebook and Twitter is approximately 7 million, with 3 million Facebook “likes” and 4 million Twitter followers making us the #2 retail brand on Twitter. This includes both our global brand accounts and our individual store accounts, which enable us to build deeper community ties and connect more directly to the tastes and needs of the local customers we serve.

Global Responsibility
We seek to be a deeply responsible company in the communities where we do business around the world, providing ethically sourced, high-quality products and transparent information to our customers, reducing our impact on the environment, and actively participating in our local communities. Each store retains a separate budget for making contributions to a variety of philanthropic and community activities, fostering goodwill and developing a high profile within the community. Our goal is to contribute at least 5% of our after-tax profits annually to nonprofit organizations.

Healthy Eating Education
We are providing a revolutionary educational program in our stores to promote the health of our customers. Our Health Starts Here program consists of a simple approach to eating, paired with practical tools and valuable resources, rooted in our four principles:

•	Whole Food: We believe that food in its purest state – unadulterated by artificial additives, sweeteners, colorings, and preservatives – is the best tasting and most nutritious food available.

•
Plant-Strong: No matter what type of diet you follow – including those with dairy, meat and seafood – reconfigure your plate so the majority of each meal is created from an abundance of raw and cooked vegetables, fruits, legumes and beans, nuts, seeds and whole grains.

•
Healthy Fats: Get healthy fats from whole plant sources, such as nuts, seeds and avocados. These foods are rich in micronutrients as well. Work to eliminate (or minimize) extracted oils and processed fats.

•
Nutrient Dense: Choose foods that are rich in micronutrients when compared to their total caloric content. Micronutrients include vitamins, minerals, antioxidants and phytochemicals. For guidance, look for the Aggregate Nutrient Density Index (“ANDI”) scoring system in our stores.

The program includes, among other things: in-store healthy-eating centers to display books and answer questions about healthy eating and cooking ideas; store tours focused on making healthy eating choices; a wide variety of educational opportunities for team members; and healthy-eating classes and networking opportunities for our customers. We believe our Health Starts Here program will grow and evolve over time to become a key competitive advantage for us, and by offering an informed approach to food as a source for improved health and vitality, we hope to play a big part in the solution to the health care crisis in America, changing many more lives for the better.

Whole Planet Foundation
Created in 2005, Whole Planet Foundation (www.wholeplanetfoundation.org) is an independent, nonprofit organization whose mission is to empower the poor through microcredit, with a focus on developing-world communities that supply our stores with product. Microcredit is a system pioneered by Professor Muhammad Yunus, founder of the Grameen Bank in Bangladesh and co-recipient of the 2006 Nobel Peace Prize. The philosophy behind microcredit is to provide the poor access to credit without requiring contracts or collateral, enabling them to lift themselves out of poverty by creating or expanding home-based businesses. Whole Foods Market covers all operating costs for Whole Planet Foundation. Program grants are funded in part by the sale of products under the Company’s Whole Trade Guarantee Program, along with support from customers, suppliers and team members. As of September 29, 2013, Whole Planet Foundation has partnered with various microfinance institutions to facilitate approximately $42 million in various donor-funded grants for 91 projects in 58 countries where the Company sources products. Over 330,000 borrower families (88% women) have received loans, which are being used for home-based businesses including poultry and pig farming, agriculture, furniture making, tailoring, and selling handicrafts, homemade and bakery-made foods, clothing and footwear. It is estimated that each woman supports a family of almost six, which means our support is contributing to the prosperity of nearly two million individuals.

Whole Kids Foundation™
Whole Kids Foundation (www.wholekidsfoundation.org), an independent nonprofit organization founded in July 2011, is dedicated to improving children’s nutrition by supporting schools and inspiring families. The foundation provides grants for school gardens and salad bars and offers cooking and nutrition education for teachers and staff. Through the generosity of Whole Foods Market customers, suppliers and community donors, approximately 1,600 schools in the U.S. and Canada have received school garden grants since 2011. In addition, Whole Foods Market and Whole Kids Foundation, in partnership with Let’s Move Salad Bars to Schools, have provided more than 2,600 salad bars to schools around the country. Our team members and customers continue to support these initiatives, recently donating approximately $3 million during the foundation’s fall 2013 fundraising campaign. Whole Foods Market covers all operating costs for the foundation, allowing 100% of public donations to be dedicated to program support.

Green Mission®
We are committed to supporting wise environmental practices and being a leader in environmental stewardship. Since 2004, we have purchased over 4.3 billion kilowatt hours of wind-based renewable energy, earning seven Environmental Protection Agency (“EPA”) Green Power awards. We have 14 stores and one distribution center using or hosting rooftop solar systems, four stores with fuel cells, one store with a rooftop farm, and a commissary kitchen that is using biofuel from internally generated waste cooking oil. We also have installed electric vehicle charging stations at over 35 stores around the country. We have made a commitment to reduce energy consumption at all of our stores by 25% per square foot by 2015, and we build our new stores with the environment in mind, using green building innovations whenever possible. Nineteen of our stores have received Leadership in Energy and Environmental Design (“LEED”) certification by the U.S. Green Building Council; 20 stores have earned Green Globes certification from the Green Building Initiative; and 30 stores have received GreenChill Certification Awards from the EPA.

We discontinued the use of disposable plastic grocery bags at the checkouts in all stores in 2008 and refund at least a nickel per reusable bag at the checkout. We also were the first national retailer to provide Forest Stewardship Council certified paper bags originating from 100% post-consumer recycled fiber. Unless located in a community that does not support recycling and composting, all of our stores are involved in a recycling program, and most participate in a composting program where food waste and compostable paper items are regenerated into compost. Additionally, in 2007 we introduced fiber packaging in many of our prepared foods departments that is a compostable alternative to traditional petroleum and wood- or tree-based materials. We also are working to eliminate the use of Styrofoam in packing materials shipped to our Company and in product packaging in our stores. We aim to achieve zero waste (defined by the EPA as a 90% diversion rate of waste from landfills) in at least 90% of our stores by 2017.

GMO Transparency
We believe that quality and transparency are inseparable, and providing detailed information about the products we sell is part of our mission. Accordingly, we announced in March 2013 that all products in our stores in the U.S. and Canada must be labeled by 2018 to indicate whether they contain genetically modified organisms (“GMOs”). We are the first national grocery chain to set a deadline for full GMO transparency. Currently, we have thousands of products within our stores that are certified organic and/or Non-GMO Project™ verified. This includes over 5,000 products carrying the “Non-GMO Project Verified” seal.

Recognitions
Whole Foods Market was named “Retailer of the Year” by The World Retail Congress in 2013 and was recognized on a number of lists, including but not limited to: FORTUNE’s “World’s Most Admired Companies,” FORTUNE’s “100 Best Companies to Work for in America,” Ethisphere Institute’s “World’s Most Ethical Companies,” Forbes’ “America’s 25 Most Inspiring Companies,” and USA Today’s “America’s Top 10 Fastest-Growing Retailers.”

Trademarks
Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market,” the “Whole Foods Market” logo, “365 Everyday Value,” the “365 Everyday Value” logo, “AFA,” “Allegro Coffee Company,” “America’s Healthiest Grocery Store,” “ANDI,” “Awesome Eats,” “Bread & Circus,” “Capers Community Market,” “Dark Rye,” “Eco-Scale,” “Fresh & Wild,” “Fresh Fields,” “Grab & Give,” “Greenlife Grocery,” “Green Mission,” “Harry’s Farmers Market,” “Health Starts Here,” “Ideal Market,” “Improving Lives with Every Purchase,” “Merchant of Vino,” “Mrs. Gooch’s,” “Vine Buys,” “Wellspring,” “Whole Baby,” “Whole Cities Foundation,” “The Whole Deal,” “Whole Foods, Whole People, Whole Planet,” “Whole Journeys,” “Whole Kids,” “Whole Kids Foundation,” “Whole Planet Foundation,” “Whole Ranch,” and “Whole Trade.” The Company and its subsidiaries have registered or applied to register numerous trademarks, service marks, stylized logos, and brand names in the U.S. and in many additional countries throughout the world. In addition, the Company licenses certain trademarks, including “ENGINE 2” and “PLANT-STRONG,” which are trademarks owned by Engine 2 for Life, LLC. The Company considers certain of its trademarks to be of material importance and actively defends and enforces such trademarks. The Company’s trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Executive Officers of the Registrant
The following table sets forth the name, age, and position of each of the persons who was serving as an executive officer of the Company as of November 15, 2013:

Name	Age	Position
John Mackey	60	Co-Chief Executive Officer
Walter Robb	60	Co-Chief Executive Officer
A.C. Gallo	60	President and Chief Operating Officer
Glenda Flanagan	60	Executive Vice President and Chief Financial Officer
James Sud	61	Executive Vice President of Growth and Business Development
David Lannon	48	Executive Vice President of Operations
Kenneth Meyer	45	Executive Vice President of Operations

John Mackey, co-founder of the Company, has served as Co-Chief Executive Officer since May 2010, was the Chief Executive Officer from 1978 to May 2010 and was President from June 2001 to October 2004. Mr. Mackey co-authored Conscious Capitalism: Liberating the Heroic Spirit of Business, a 2013 Wall Street Journal Best Seller. To date, profits from books sold at Whole Foods Market stores, along with 100% of the royalties received by Mr. Mackey, have resulted in donations of approximately $100,000 to the Whole Planet Foundation.

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

Available Information
Our corporate website at www.wholefoodsmarket.com averages approximately 178,000 visits each day and provides detailed information about our Company, history, product offerings and store locations, as well as thousands of recipes and a library of information about environmental, legislative, health, food safety and product quality issues. With a focus on the local experience, it also includes tools for our stores to offer custom content to site visitors in their area. In addition, access to the Company’s corporate governance policies and Securities and Exchange Commission (“SEC”) filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data, current reports on Form 8-K, Section 16 filings, and all amendments to those reports, are available through our website free of charge.

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
Our competitors include but are not limited to local, regional, national and international supermarkets, natural food stores, warehouse membership clubs, online retailers, small specialty stores, farmers’ markets, and restaurants. Their businesses compete with us for products, customers and locations. In addition, some are expanding more aggressively in offering a range of natural and organic foods. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies, our operating results may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing.

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
Our quarterly operating results and quarter-to-quarter comparisons could fluctuate for many reasons, including, but not limited to, price changes in response to competitive factors, seasonality, holiday shifts, increases in store operating costs, including commodity costs, possible supply shortages, general economic conditions, extreme weather-related disruptions, and other business costs. In addition, our results may be impacted by the timing of new store openings, construction and pre-opening expenses; the timing of acquisitions, store closures and relocations; and the range of operating results generated from newly opened stores.

Our stock price has been volatile and may be negatively affected by reasons unrelated to our operating performance.
In fiscal year 2013, the closing market price per share of our common stock ranged from $41.51 to $59.32. The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and any failure to meet market expectations; changes in ratings and earnings estimates by securities analysts; publicity regarding us, our competitors, or the natural products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically; and sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market, at times, experiences broad price fluctuations that may adversely affect the market price of our common stock.

Adverse publicity may reduce our brand value and negatively impact our business.
We believe our Company has built an excellent reputation as a food retailer, socially responsible corporation and employer, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, which can negatively impact these perceptions and our business. In addition, our brand and reputation could be harmed by actions taken by our suppliers that are outside of our control.

Changes in the availability of quality natural and organic products could impact our business.
We source our products from a variety of local, regional, national and international suppliers, and we rely on them to meet our quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality natural and organic products will be available to meet our needs. If other competitors significantly increase their natural and organic product offerings, if new laws require the reformulation of certain products to meet tougher standards, or if natural disasters or other catastrophic events occur, the supply of these products may be constrained.

Disruption of significant supplier relationships could negatively affect our business.
United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 32% of our total purchases in fiscal year 2013. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.
Our total assets included long-lived assets totaling approximately $2.5 billion as of September 29, 2013. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.
The majority of our stores, distribution centers, bakehouses and administrative facilities are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close a location, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all. As of September 29, 2013, we had 26 leased properties and adjacent spaces that are not being utilized in current operations. These properties represent acquired dormant locations, stores closed post-acquisition, and stores closed due to relocation. See Note 9 to the consolidated financial statements, “Leases,” in Part II, “Item 8. Financial Statements and Supplementary Data,” of this Report on Form 10-K.

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
Our stores offer a significant number of perishable products, accounting for approximately 66.2% of our total sales in fiscal year 2013. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

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
From time to time, we are party to legal proceedings, including matters involving personnel and employment issues, personal injury, intellectual property, product liability, acquisitions, and other proceedings arising in the ordinary course of business. Our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

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
As of September 29, 2013, we had approximately $194 million in short-term investments classified as cash and cash equivalents and approximately $1.0 billion in available-for-sale marketable securities. We have invested these amounts primarily in state and local municipal obligations, government agency securities, corporate commercial paper, and money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which, if they materialize, could have a negative impact on our results of operations.

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
The Company is subject to various local, state, federal and international laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, and licensing for the sale of food and, in some stores, alcoholic beverages. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices (e.g., health care legislation) could have a significant impact on our business.

The USDA’s Organic Rule facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule could pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate local, state, federal and international regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our operating results.

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
Though only 3.3% of our total sales in fiscal year 2013, the Company’s international operations are subject to certain risks of conducting business abroad, including fluctuations in foreign currency exchange rates, changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, among other things.

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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of September 29, 2013. See Part II, “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting.”

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of September 29, 2013, we operated 362 stores: 347 stores in 40 U.S. states and the District of Columbia; 8 stores in Canada; and 7 stores in the U.K. We own 13 stores, two distribution facilities and land for one store in development, including the adjacent property. We also own a building and land, which is leased to a third party; a building on leased land, which is leased to third parties; and we have two stores and one parking facility in development on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, and we have options to renew most of our leases in five-year increments. In addition, as of September 29, 2013, we had 26 leased properties and adjacent spaces that are not being utilized in current operations, of which 18 are related to our acquisition of Wild Oats Markets in August 2007. We are actively negotiating to sublease or terminate leases related to these locations.

The following table shows the number of our stores by U.S. state, the District of Columbia, Canada and the U.K. as of September 29, 2013:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alabama	1	Kansas	2	Ohio	6
Arizona	7	Kentucky	2	Oklahoma	2
Arkansas	1	Louisiana	3	Oregon	7
California	73	Maine	1	Pennsylvania	10
Canada	8	Maryland	8	Rhode Island	3
Colorado	19	Massachusetts	28	South Carolina	3
Connecticut	9	Michigan	6	Tennessee	4
District of Columbia	4	Minnesota	6	Texas	21
Florida	19	Missouri	2	United Kingdom	7
Georgia	9	Nebraska	1	Utah	4
Hawaii	3	Nevada	5	Virginia	10
Idaho	1	New Jersey	10	Washington	7
Illinois	18	New Mexico	4	Wisconsin	2
Indiana	3	New York	12
Iowa	1	North Carolina	10

Item 3.    Legal Proceedings.

From time to time we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, product liability, acquisitions and other proceedings arising in the ordinary course of business which have not resulted in any material losses to date. Although management does not expect that the outcome in these proceedings will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could materially impact our results.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market under the symbol “WFM.”

The Company is a member of the Standard & Poor’s S&P 500 Index, the NASDAQ-100® Index, and the Dow Jones Sustainability™ North America Index.

On May 7, 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a 100% stock dividend distributed on May 29, 2013 to shareholders of record at the close of business on May 17, 2013. Shareholders received one additional share of Whole Foods Market common stock for each share owned. All shares reserved for issuance pursuant to the Company’s stock option and stock purchase plans were automatically increased by the same proportion. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares were adjusted proportionately. All references to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been adjusted to reflect this two-for-one stock split. This was the Company’s fourth stock split since going public in January 1992. The Company previously effected two-for-one stock splits in the form of a 100% stock dividend on November 29, 1993, June 4, 2001 and December 27, 2005.

The following table sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2013 and 2012:

	High	Low
Fiscal year 2013:
October 1, 2012 to January 20, 2013	$50.93	$43.43
January 21, 2013 to April 14, 2013	48.47	40.70
April 15, 2013 to July 7, 2013	53.63	42.23
July 8, 2013 to September 29, 2013	59.35	51.00
Fiscal year 2012:
September 26, 2011 to January 15, 2012	$37.23	$30.20
January 16, 2012 to April 8, 2012	43.18	36.76
April 9, 2012 to July 1, 2012	48.63	40.78
July 2, 2012 to September 30, 2012	50.25	40.78

As of November 15, 2013, there were 1,384 holders of record of Whole Foods Market’s common stock, and the closing stock price was $58.84.

Dividends
The following table provides a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013 (1)	0.10	September 27, 2013	October 8, 2013	37
Fiscal year 2012:
November 2, 2011	$0.07	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.07	April 5, 2012	April 17, 2012	26
May 30, 2012	0.07	June 29, 2012	July 10, 2012	26
September 6, 2012	0.07	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at September 29, 2013

On November 1, 2013, the Company’s Board of Directors authorized a 20% increase in the Company’s quarterly dividend to $0.12 per common share, payable on January 28, 2014, to shareholders of record at the close of business on January 17, 2014. The Company will pay future dividends at the discretion of the Company’s Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Performance Graph
The following graph and accompanying table show the cumulative five-year total return to shareholders of Whole Foods Market, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index, the NASDAQ Composite Index, and the S&P Food Retail Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from September 30, 2008 to September 30, 2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
Whole Foods Market, Inc.	100.00	152.22	185.27	328.28	492.80	609.90
NASDAQ Composite	100.00	103.76	116.52	120.44	157.60	195.67
S&P 500	100.00	93.09	102.55	103.72	135.05	161.17
S&P Food Retail	100.00	84.38	90.50	97.45	119.72	182.76

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information about the Company’s share repurchase activity during the twelve weeks ended September 29, 2013.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 8, 2013 - August 4, 2013	—	$—	—	$383,694,038
August 5, 2013 - September 1, 2013	668,385	$55.36	668,385	$346,694,066
September 2, 2013 - September 29, 2013	—	$—	—	$346,694,066
Total	668,385	$55.36	668,385

(1)	Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2013.

(2)
On November 2, 2011, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million through November 1, 2013. On November 15, 2012, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously authorized program. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases and purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

Item 6.    Selected Financial Data.

Whole Foods Market, Inc.
Summary Financial Information
(In millions, except per share amounts and operating data)

The following selected financial data are derived from the Company’s consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Sept. 29, 2013	Sept. 30, 2012	Sept. 25, 2011	Sept. 26, 2010	Sept. 27, 2009
Consolidated Statements of Operations Data (1)
Sales	$12,917	$11,699	$10,108	$9,006	$8,032
Cost of goods sold and occupancy costs	8,288	7,543	6,571	5,870	5,277
Gross profit	4,629	4,156	3,537	3,136	2,755
Direct store expenses	3,285	2,983	2,629	2,377	2,147
General and administrative expenses	397	372	311	272	244
Pre-opening expenses	52	47	41	38	49
Relocation, store closure and lease termination costs	12	10	8	11	31
Operating income	883	744	548	438	284
Interest expense	—	—	(4)	(33)	(37)
Investment and other income	11	8	8	7	4
Income before income taxes	894	752	552	412	251
Provision for income taxes	343	286	209	166	104
Net income	551	466	343	246	147
Preferred stock dividends	—	—	—	6	28
Income available to common shareholders	$551	$466	$343	$240	$119

Basic earnings per share	$1.48	$1.28	$0.98	$0.72	$0.42
Weighted average shares outstanding	371.2	364.8	350.5	332.5	280.8

Diluted earnings per share	$1.47	$1.26	$0.97	$0.72	$0.42
Weighted average shares outstanding, diluted basis	374.5	368.9	354.6	343.4	280.8

Dividends declared per common share	$1.40	$0.28	$0.20	$—	$—

Consolidated Balance Sheets Data
Net working capital	$892	$1,126	$574	$414	$371
Total assets	5,538	5,294	4,292	3,987	3,783
Long-term debt (including current maturities)	27	24	18	509	739
Shareholders’ equity	3,878	3,802	2,991	2,373	1,628

Operating Data
Number of stores at end of fiscal year	362	335	311	299	284
Average store size (gross square footage)	38,000	38,000	38,000	38,000	37,000
Average weekly sales per store	$711,000	$682,000	$636,000	$588,000	$549,000
Comparable store sales increase (2)	6.9%	8.7%	8.5%	7.1%	-3.1%
Identical store sales increase (2)	6.6%	8.4%	8.4%	6.5%	-4.3%
(1) Fiscal years 2013, 2011, 2010, and 2009 were 52-week years and fiscal year 2012 was a 53-week year.
(2) Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened. Stores acquired in purchase acquisitions enter the comparable store base effective the fifty-third full week following the date of merger. Identical store sales exclude sales from relocated and remodeled stores with square footage changes greater than 20% from the comparable calculation to reduce the impact of square footage changes on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week. Comparable and identical sales growth is calculated on a same-calendar-week to same-calendar-week basis.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Whole Foods Market, Inc. is the leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of September 29, 2013, operated 362 stores: 347 stores in 40 United States (“U.S.”) states and the District of Columbia; 8 stores in Canada; and 7 stores in the United Kingdom (“U.K.”). We have one operating segment, natural and organic foods supermarkets.

Our continued growth depends on our ability to increase sales in our identical stores and open new stores. Our growth strategy includes opening new stores in existing and new areas and operating those stores successfully. The Company’s average weekly sales and gross profit as a percentage of sales are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter due to seasonally slower sales during the summer months. Gross profit as a percentage of sales is also lower in the first fiscal quarter due to the product mix of holiday sales.

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened. Stores acquired in purchase acquisitions enter the comparable store base effective the fifty-third full week following the date of merger. Identical store sales exclude sales from relocated and remodeled stores with square footage changes greater than 20% from the comparable calculation to reduce the impact of square footage changes on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week. Comparable and identical sales growth is calculated on a same-calendar-week to same-calendar-week basis.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2013 and 2011 were 52-week years and fiscal year 2012 was a 53-week year, with an additional week falling in the fourth fiscal quarter.

Economic and Industry Factors
Food retailing is a large, intensely competitive industry. Our competition varies across the Company and includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price, convenience or a combination of these factors. Natural product sales through retail channels continue to experience significant growth, increasing 10% over the prior year, according to Natural Foods Merchandiser.

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

Highlights for Fiscal Year 2013
We ended fiscal year 2013 producing record fourth quarter results, delivering the best year in our Company’s 35-year history. Total sales reached $12.9 billion, an increase of 10.4% over the 53-week prior year or 12.6% on a comparative 52-week basis, translating to sales per gross square foot of $972. On May 29, 2013, the Company completed a two-for-one stock split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

In fiscal year 2013:

•	Sales growth was driven by a 6.9% comparable store sales increase and 6.6% identical store sales increase over the prior year;

•	Diluted earnings per share increased 16.5% over the 53-week prior year to $1.47, reflecting an 18.7% increase on a comparative 52-week basis;

•	EBITDA totaled $1.2 billion, approximately 9.5% of sales;

•	We opened a record 32 new stores, expanding into 10 new areas and increasing our ending square footage approximately 8.2% to nearly 13.8 million square feet.

•	We produced $1.0 billion in cash flow from operations and invested $537 million in capital expenditures, of which $339 million related to new locations;

•
The Company’s Board of Directors announced a 43% increase in the quarterly dividend to $0.10 per common share, and we made five dividend payments to common shareholders totaling $508 million, including a special dividend totaling $371 million;

•	We repurchased $125 million of common stock; and

•	We had cash, restricted cash, and investments totaling $1.4 billion at the end of the fiscal year.

Outlook for Fiscal Year 2014
The following table provides the Company’s current outlook for fiscal year 2014:

Fiscal year 2014 outlook
Sales growth	11% - 13%
Comparable store sales growth	5.5% - 7.0%
Identical store sales growth	5.0% - 6.5%
General and administrative expenses as a percentage of sales	3.0% - 3.1%
Operating income as a percentage of sales	6.9% - 7.0%
Diluted earnings per share	$1.65 - $1.69
Diluted earnings per share growth	12% - 15%
Tax rate	38.7% - 39.0%
Ending square footage growth	8% - 10%

The Company expects capital expenditures for fiscal year 2014 to be in the range of approximately $600 million to $650 million, which includes the opening of approximately 33 to 38 new stores.

Results of Operations
The following table sets forth the Company’s statements of operations data for the fiscal years indicated expressed as a percentage of sales:

	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.2	64.5	65.0
Gross profit	35.8	35.5	35.0
Direct store expenses	25.4	25.5	26.0
General and administrative expenses	3.1	3.2	3.1
Pre-opening expenses	0.4	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.1
Operating income	6.8	6.4	5.4
Interest expense	—	—	—
Investment and other income	0.1	0.1	0.1
Income before income taxes	6.9	6.4	5.5
Provision for income taxes	2.7	2.4	2.1
Net income	4.3%	4.0%	3.4%
Figures may not sum due to rounding.

Sales
Sales totaled approximately $12.9 billion, $11.7 billion and $10.1 billion in fiscal years 2013, 2012 and 2011, respectively, representing increases of 10.4%, 15.7% and 12.2% over the previous fiscal years, respectively. Sales increases for all years are due to comparable store sales increases and stores opened or acquired less than one fiscal year. Sales growth percentages reflect an additional week of sales in fiscal year 2012, a 53-week year. Total sales increased 12.6% in fiscal year 2013 and 13.5% in fiscal year 2012 over the previous fiscal years on a comparative 52-week basis. Comparable store sales increased approximately 6.9%, 8.7% and 8.5% in fiscal years 2013, 2012 and 2011, respectively. Identical store sales increased approximately 6.6%, 8.4% and 8.4% in fiscal years 2013, 2012 and 2011, respectively. We saw our identical store sales breakout move toward an equal mix of transaction count and basket size throughout fiscal year 2013. Our transaction count in identical stores increased 3.6%, while basket size improved 2.9% over fiscal year 2012. The sales increase contributed by stores opened or acquired less than one fiscal year totaled approximately $345 million, $294 million and $222 million for fiscal years 2013, 2012 and 2011, respectively.

Comparable stores, relocated stores and remodels excluded from the identical store base, identical stores, and stores open less than one fiscal year were as follows:

	2013	2012	2011
Comparable stores	335	311	298
Relocated stores	(6)	(7)	(6)
Stores with major remodels	(4)	(3)	(1)
Identical stores	325	301	291

Stores open less than one fiscal year	32	25	18

Gross Profit
Gross profit totaled approximately $4.6 billion, $4.2 billion and $3.5 billion in fiscal years 2013, 2012 and 2011, respectively. Gross profit as a percentage of sales increased 31 basis points and 53 basis points in fiscal year 2013 and 2012, respectively, driven primarily by improvement in occupancy costs and costs of goods sold. Additionally, the increase in gross profit as a percentage of sales in fiscal year 2012 reflects a 10 basis point improvement in LIFO, due to the moderation of inflation during the year.

We remain committed to expanding our value offerings across the store, increasing our promotional activity and improving our relative price positioning. Our customers continue shifting their buying toward organic and exclusive branded products, higher priced tiers, and to several discretionary categories. Our sales momentum and operating disciplines, helped generate strong gross profit performance, with occupancy leverage, shrink reduction and buyside initiatives more than offsetting the impact of our value initiatives.

Our gross profit may increase or decrease slightly depending on the mix of sales from new stores, our value strategy, or the impact of commodity costs or a host of other factors, including possible supply shortages and extreme weather-related disruptions. Relative to existing stores, gross profit margins tend to be lower for new stores and increase as stores mature, reflecting lower shrink as volumes increase, as well as increasing experience levels and operational efficiencies of the store teams.

Direct Store Expenses
Direct store expenses totaled approximately $3.3 billion, $3.0 billion and $2.6 billion in fiscal years 2013, 2012 and 2011, respectively. During fiscal year 2013, the 7 basis point decrease in direct store expenses as a percentage of sales reflects leverage in wages. The 51 basis point decrease in direct store expenses as a percentage of sales in fiscal year 2012 primarily reflects leverage of 25 basis points in wages, 16 basis points in depreciation expense, and 8 basis points in health care costs.

General and Administrative Expenses
General and administrative expenses totaled approximately $397 million, $372 million and $311 million in fiscal years 2013, 2012 and 2011, respectively. During fiscal year 2013, general and administrative expenses as a percentage of sales improved 11 basis points due primarily to leverage in wages. Higher wages and share-based payment expense, resulting primarily from our higher stock price, drove the 10 basis point increase in general and administrative expenses as a percentage of sales during fiscal year 2012.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in millions):

	2013	2012	2011
Cost of goods sold and occupancy costs	$2	$2	$1
Direct store expenses	32	22	14
General and administrative expenses	23	18	12
Share-based payment expense before income taxes	57	42	27
Income tax benefit	(22)	(16)	(10)
Net share-based payment expense	$35	$26	$17

Pre-opening Expenses
Pre-opening expenses totaled approximately $52 million, $47 million and $41 million in fiscal years 2013, 2012 and 2011, respectively. The Company opened 32, 25 and 18 new store locations during fiscal years 2013, 2012 and 2011, respectively.

Average pre-opening expense per new store opened, including pre-opening rent, totaled approximately $2 million, $2 million and $3 million in fiscal years 2013, 2012 and 2011, respectively.

Relocation, Store Closure and Lease Termination Costs
Relocation, store closure and lease termination costs totaled approximately $12 million, $10 million and $8 million in fiscal years 2013, 2012 and 2011, respectively. The Company relocated or closed five, one and six store locations during fiscal years 2013, 2012 and 2011, respectively.

Interest Expense
Interest expense, net of amounts capitalized, was not material in fiscal year 2013 or 2012. Interest expense for fiscal year 2011 totaled approximately $4 million and consisted principally of interest expense on the term loan we entered into to finance the acquisition of Wild Oats Markets. The reduction in interest expense was due to the repayment of the $490 million remaining balance on the term loan during fiscal year 2011. The Company had no long-term debt amounts outstanding during fiscal year 2013 or 2012, and its revolving line of credit expired in August 2012.

Investment and Other Income
Investment and other income which includes interest income, investment gains and losses, rental income and other income totaled approximately $11 million in fiscal year 2013 and approximately $8 million in each of fiscal years 2012 and 2011.

Income Taxes
Income taxes resulted in an effective tax rate of approximately 38.4%, 38.1% and 37.9% in fiscal years 2013, 2012 and 2011, respectively. The lower effective tax rates for fiscal years 2012 and 2011 reflect the tax effects of a reduction of reserves for uncertain tax positions in fiscal year 2012 and increased state tax credits and the tax effects of certain initiatives and investments in fiscal year 2011.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Return on Invested Capital (“ROIC”) as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation. Additionally, since fiscal year 2012 was a 53-week year, with an additional week in the fourth fiscal quarter, current year operating results are not directly comparable to the prior year. The Company’s management believes adjusting the reported results for the 53-week fiscal year provides more comparable results year-over-year. For that reason, the Company reported sales growth and diluted EPS growth on a 52-week basis.

The following table provides a tabular reconciliation of the non-GAAP financial measure EBITDA to GAAP net income, which the Company believes to be the most directly comparable GAAP financial measure. EBITDA for the fiscal years indicated were as follows (in millions):

	2013	2012	2011
Net income	$551	$466	$343
Provision for income taxes	343	286	209
Interest expense	—	—	4
Investment and other income	(11)	(8)	(8)
Operating income	883	744	548
Depreciation and amortization	339	311	287
EBITDA	$1,222	$1,055	$835

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings for fiscal year 2012 were annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects an average of the trailing four quarters. ROIC for the fiscal years indicated was as follows (in millions):

	2013	2012	2011
Net income	$551	$466	$343
Interest expense, net of taxes	—	—	2
Adjusted earnings	551	466	345
Total rent expense, net of taxes (1)	222	211	194
Estimated depreciation on capitalized operating leases, net of tax (2)	(148)	(141)	(129)
Adjusted earnings, including interest related to operating leases	625	536	410

Annualized adjusted earnings	$551	$457	$345
Annualized adjusted earnings, including interest related to operating leases	$625	$526	$410

Average working capital, excluding current portion of long-term debt	$886	$956	$493
Average property and equipment, net	2,308	2,090	1,951
Average other assets	1,066	955	872
Average other liabilities	(524)	(460)	(389)
Average invested capital	$3,736	$3,541	$2,927
Average estimated asset base of capitalized operating leases (3)	2,891	2,740	2,501
Average invested capital, adjusted for capitalization of operating leases	$6,627	$6,281	$5,428

ROIC	14.7%	12.9%	11.8%
ROIC, adjusted for capitalization of operating leases	9.4%	8.4%	7.5%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total rent expense

The Company adjusted fiscal year 2012, a 53-week year, by removing one-thirteenth of the 13-week fourth fiscal quarter results to remove the estimated impact of the additional week, as shown in the table below (in millions, except per share amounts).

	2013	2012	2011
Sales	$12,917	$11,699	$10,108
Less: 1/13 of fourth quarter sales in 53-week year	—	224	—
Sales adjusted to 52-week year	$12,917	$11,475	$10,108

Net income	$551	$466	$343
Less: 1/13 of fourth quarter net income in 53-week year	—	9	—
Net income adjusted to 52-week year	$551	$457	$343

Basic earnings per share, as reported	$1.48	$1.28	$0.98
Basic earnings per share, adjusted	$1.48	$1.25	$0.98
Weighted average shares outstanding	371.2	364.8	350.5

Diluted earnings per share, as reported	$1.47	$1.26	$0.97
Diluted earnings per share, adjusted	$1.47	$1.24	$0.97
Weighted average shares outstanding, diluted basis	374.5	368.9	354.6

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	September 29, 2013	September 30, 2012
Cash and cash equivalents	$290	$89
Short-term investments - available-for-sale securities	733	1,131
Total	$1,023	$1,220

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $302 million and $221 million at September 29, 2013 and September 30, 2012, respectively.

We generated cash flows from operating activities of approximately $1.0 billion, $920 million and $755 million in fiscal years 2013, 2012 and 2011, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $289 million, $1.3 billion and $451 million for fiscal years 2013, 2012 and 2011, respectively. Net sales and maturities of available-for-sale securities totaled approximately $282 million in fiscal year 2013 compared to net purchases totaling approximately $871 million and $73 million for fiscal years 2012 and 2011, respectively. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of landlord incentives and complexity of site development issues. Capital expenditures for fiscal years 2013, 2012 and 2011 totaled approximately $537 million, $456 million and $365 million, respectively, of which approximately $339 million, $262 million and $203 million, respectively, was for new store development and approximately $198 million, $194 million and $162 million, respectively, was for remodels and other property and equipment expenditures.

The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2012	Stores opened during fiscal year 2013	Stores opened during fiscal year 2014 as of Nov. 6, 2013	Properties tendered as of Nov. 6, 2013	Total leases signed as of Nov. 6, 2013 (1)
Number of stores (including relocations)	25	32	5	15	94
Number of relocations	1	5	—	1	9
New markets	8	10	2	8	22
Average store size (gross square feet)	35,000	36,000	34,000	37,000	38,000
Total square footage	887,000	1,138,000	171,000	561,000	3,605,000
Average tender period in months	7.9	8.7
Average pre-opening expense per store	$2 million	$2 million
Average pre-opening rent per store	$1 million	$1 million
(1) Includes leases for properties tendered

The following table provides information about the Company’s estimated store openings for fiscal years 2014 and 2015:

	Estimated openings	Relocations	Average new store square footage	Ending square footage growth
Fiscal year 2014	33 - 38	1	37,000	8% - 10%
Fiscal year 2015	35 - 40	3 - 4	38,000	8% - 10%

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 94 stores in our current development pipeline. Our growth strategy is to expand primarily through new store openings, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations.

Net cash used in financing activities totaled approximately $517 million and $223 million in fiscal years 2013 and 2011, respectively. Net cash provided by financing activities totaled approximately $297 million in fiscal year 2012.

On November 2, 2011, the Company’s Board of Directors increased the quarterly dividend by 40% to $0.07 per common share. During fiscal year 2012, the Company made four quarterly dividend payments to shareholders totaling approximately $95 million. On November 7, 2012, the Company’s Board of Directors announced a 43% increase in the Company’s quarterly dividend to $0.10 per common share, and on November 29, 2012 announced a special dividend of $1.00 per common share. During fiscal year 2013, the Company made four quarterly dividend payments and one special dividend payment to shareholders totaling approximately $508 million.

The following table provides a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013 (1)	0.10	September 27, 2013	October 8, 2013	37
Fiscal year 2012:
November 2, 2011	$0.07	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.07	April 5, 2012	April 17, 2012	26
May 30, 2012	0.07	June 29, 2012	July 10, 2012	26
September 6, 2012	0.07	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at September 29, 2013

On November 1, 2013, the Company’s Board of Directors authorized a 20% increase in the Company’s quarterly dividend to $0.12 per common share. The Company will pay future dividends at the discretion of the Company’s Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

The following table outlines the share repurchase programs authorized by the Company’s Board of Directors, and the related repurchase activity as of September 29, 2013 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 2, 2011	November 1, 2013	$200	$153	$47
November 15, 2012	December 31, 2014	300	—	300
		$500	$153	$347

Share repurchase activity for the fiscal years indicated was as follows (in millions, except per share amounts):

	Number of common shares acquired	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2013:
First Quarter	0.5	$46.04	$26
Second Quarter	0.9	43.46	37
Third Quarter	0.5	51.83	25
Fourth Quarter	0.7	55.36	37
Total fiscal year 2013	2.6	$48.70	$125
Fiscal year 2012:
First Quarter	0.1	$31.85	$4
Second Quarter	—	—	—
Third Quarter	0.6	43.20	24
Fourth Quarter	—	—	—
Total fiscal year 2012	0.7	$41.34	$28

Subsequent to fiscal year-end, the Company’s Board of Directors authorized a new share repurchase program in the amount of $500 million through December 31, 2015, and the Company repurchased shares in the amount of approximately $37 million bringing the total current available authorization to approximately $763 million.

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

Net proceeds to the Company from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $81 million, $370 million and $297 million in fiscal years 2013, 2012 and 2011, respectively. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At September 29, 2013, September 30, 2012 and September 25, 2011, approximately 42.3 million shares, 16.8 million shares, and 23.4 million shares of our common stock, respectively, were available for future stock incentive grants.

During fiscal year 2011, the Company repaid the $490 million outstanding balance on the term loan agreement that had been used to finance the acquisition of Wild Oats Markets. The Company had no long-term debt amounts outstanding during fiscal year 2013 or 2012, and its revolving line of credit expired in August 2012.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land (including stores in development), and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of September 29, 2013 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$48	$3	$6	$6	$33
Operating lease obligations (1)	7,442	359	836	881	5,366
Total	$7,490	$362	$842	$887	$5,399
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at September 29, 2013 were approximately $5 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 29, 2013, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

The effect of exchange rate changes on cash included in the Consolidated Statements of Cash Flows was not material in fiscal year 2013, 2012 or 2011.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at September 29, 2013 consisted of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Inventories
The Company values inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 92.8% and 92.1% of inventories in fiscal years 2013 and 2012, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $32 million and $30 million at September 29, 2013 and September 30, 2012, respectively. Costs for remaining inventories are determined by the first-in, first-out method. Cost before the LIFO adjustment is principally determined using the item cost method, which is calculated by counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) and recording the actual cost of items sold.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
We evaluate long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow or short lease life, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value, based on hierarchy input Level 3, is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections or based on a review of the future benefit the Company anticipates receiving from the related assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in estimates of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance and self-insured liabilities at September 29, 2013 would have affected net income by approximately $8 million for fiscal year 2013.

Leases
The Company leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. We recognize rent on a straight-line basis over the expected term of the lease, which includes rent holiday periods and scheduled rent increases. The expected lease term begins with the date the Company takes possession of the leased space for construction and other purposes. The expected lease term may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured. The expected term is also used in the determination of whether a store is a capital or operating lease. Amortization of land and building under capital lease is included with occupancy costs, while the amortization of equipment under capital lease is included with depreciation expense. Additionally, we review leases for which we are involved in construction to determine whether build-to-suit and sale-leaseback criteria are met. For those leases that trigger specific build-to-suit accounting, developer assets are recorded during the construction period with an offsetting liability. Sale-leaseback transactions are recorded as financing lease obligations. We record tenant improvement allowances and rent holidays as deferred rent liabilities, and amortize the deferred rent over the expected lease term to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels as defined by the lease will be reached.

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining non-cancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from 4 months to 16 years. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our closed property reserves at September 29, 2013 would have affected net income by a maximum of approximately $2 million for fiscal year 2013.

Share-Based Payments
The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven, or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a three-, four- or six-year period.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our share-based payment expense would have affected net income by approximately $4 million for fiscal year 2013.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are primarily exposed to interest rate changes on our investments. We do not use financial instruments for trading or other speculative purposes. We are also exposed to foreign exchange fluctuations on our foreign subsidiaries.

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

Interest Rate Risk
We seek to minimize the risks from interest rate fluctuations through ongoing evaluation of the composition of our investments.

The Company holds short-term investments that are classified as cash equivalents. We had cash equivalent investments totaling approximately $194 million and $24 million at September 29, 2013 and September 30, 2012, respectively. The Company also holds available-for-sale securities that are classified as short-term and long-term investments generally consisting of state and local municipal obligations. We had short-term investments totaling approximately $733 million and long-term investments totaling approximately $302 million at September 29, 2013. Short-term investments totaled approximately $1.1 billion and long-term investments totaled approximately $221 million at September 30, 2012.

These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal years 2013 and 2012, a hypothetical 10% increase or decrease in interest rates would not have materially affected interest income earned on these investments.

Foreign Currency Risk
The Company is exposed to foreign currency exchange risk. We own and operate eight stores in Canada and seven stores in the U.K. Sales made from the Canadian and U.K. stores are made in exchange for Canadian dollars and Great Britain pounds sterling, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At September 29, 2013, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound sterling would not have materially affected our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. as of September 29, 2013 and September 30, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 29, 2013 and September 30, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whole Foods Market, Inc.’s internal control over financial reporting as of September 29, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, TX
November 22, 2013

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Whole Foods Market, Inc.

We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 29, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 29, 2013 and September 30, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2013 of Whole Foods Market, Inc. and our report dated November 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, TX
November 22, 2013

Whole Foods Market, Inc.
Consolidated Balance Sheets
(In millions)

Assets	September 29, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$290	$89
Short-term investments - available-for-sale securities	733	1,131
Restricted cash	111	103
Accounts receivable	188	197
Merchandise inventories	414	374
Prepaid expenses and other current assets	93	77
Deferred income taxes	151	132
Total current assets	1,980	2,103
Property and equipment, net of accumulated depreciation and amortization	2,428	2,193
Long-term investments - available-for-sale securities	302	221
Goodwill	679	663
Intangible assets, net of accumulated amortization	65	62
Deferred income taxes	72	43
Other assets	12	9
Total assets	$5,538	$5,294

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$1	$1
Accounts payable	247	247
Accrued payroll, bonus and other benefits due team members	367	307
Dividends payable	37	26
Other current liabilities	436	396
Total current liabilities	1,088	977
Long-term capital lease obligations, less current installments	26	23
Deferred lease liabilities	500	441
Other long-term liabilities	46	51
Total liabilities	1,660	1,492

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 authorized; 375.7 and 371.6 shares issued; 372.4 and 370.9 shares outstanding at 2013 and 2012, respectively	2,765	2,592
Common stock in treasury, at cost 3.3 and 0.7 shares at 2013 and 2012, respectively	(153)	(28)
Accumulated other comprehensive income	1	5
Retained earnings	1,265	1,233
Total shareholders’ equity	3,878	3,802
Total liabilities and shareholders’ equity	$5,538	$5,294

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations
Fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011
(In millions, except per share amounts)

	2013	2012	2011
Sales	$12,917	$11,699	$10,108
Cost of goods sold and occupancy costs	8,288	7,543	6,571
Gross profit	4,629	4,156	3,537
Direct store expenses	3,285	2,983	2,629
General and administrative expenses	397	372	311
Pre-opening expenses	52	47	41
Relocation, store closure and lease termination costs	12	10	8
Operating income	883	744	548
Interest expense	—	—	(4)
Investment and other income	11	8	8
Income before income taxes	894	752	552
Provision for income taxes	343	286	209
Net income	$551	$466	$343

Basic earnings per share	$1.48	$1.28	$0.98
Weighted average shares outstanding	371.2	364.8	350.5

Diluted earnings per share	$1.47	$1.26	$0.97
Weighted average shares outstanding, diluted basis	374.5	368.9	354.6

Dividends declared per common share	$1.40	$0.28	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income
Fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011
(In millions)

	2013	2012	2011
Net income	$551	$466	$343
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	5	(1)
Other comprehensive income (loss), net of tax	(4)	5	(1)
Comprehensive income	$547	$471	$342

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity
Fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011
(In millions, except per share amounts)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
Balances at September 26, 2010	344.1	$1,774	$—	$1	$598	$2,373
Net income	—	—	—	—	343	343
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Dividends ($0.20 per common share)	—	—	—	—	(71)	(71)
Issuance of common stock pursuant to team member stock plans	13.7	302	—	—	—	302
Tax benefit related to exercise of team member stock options	—	18	—	—	—	18
Share-based payment expense	—	27	—	—	—	27
Balances at September 25, 2011	357.8	2,121	—	—	870	2,991
Net income	—	—	—	—	466	466
Other comprehensive income, net of tax	—	—	—	5	—	5
Dividends ($0.28 per common share)	—	—	—	—	(103)	(103)
Issuance of common stock pursuant to team member stock plans	13.8	366	—	—	—	366
Purchase of treasury stock	(0.7)	—	(28)	—	—	(28)
Tax benefit related to exercise of team member stock options	—	63	—	—	—	63
Share-based payment expense	—	42	—	—	—	42
Balances at September 30, 2012	370.9	2,592	(28)	5	1,233	3,802
Net income	—	—	—	—	551	551
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($1.40 per common share)	—	—	—	—	(519)	(519)
Issuance of common stock pursuant to team member stock plans	4.1	81	—	—	—	81
Purchase of treasury stock	(2.6)	—	(125)	—	—	(125)
Tax benefit related to exercise of team member stock options	—	36	—	—	—	36
Share-based payment expense	—	56	—	—	—	56
Balances at September 29, 2013	372.4	$2,765	$(153)	$1	$1,265	$3,878

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows
Fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011
(In millions)

	2013	2012	2011
Cash flows from operating activities
Net income	$551	$466	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339	311	287
Share-based payment expense	57	42	27
LIFO expense	2	—	10
Deferred income tax (benefit) expense	(51)	(8)	20
Excess tax benefit related to exercise of team member stock options	(37)	(50)	(23)
Accretion of premium/discount on marketable securities	31	16	6
Deferred lease liabilities	51	77	53
Other	9	1	3
Net change in current assets and liabilities:
Accounts receivable	9	(30)	(35)
Merchandise inventories	(42)	(37)	(23)
Prepaid expenses and other current assets	(17)	(2)	(19)
Accounts payable	—	10	24
Accrued payroll, bonus and other benefits due team members	60	25	37
Other current liabilities	51	95	54
Net change in other long-term liabilities	(4)	4	(9)
Net cash provided by operating activities	1,009	920	755
Cash flows from investing activities
Development costs of new locations	(339)	(262)	(203)
Other property and equipment expenditures	(198)	(194)	(162)
Purchases of available-for-sale securities	(1,252)	(3,009)	(1,229)
Sales and maturities of available-for-sale securities	1,534	2,138	1,156
Increase in restricted cash	(8)	(11)	(5)
Payment for purchase of acquired entities, net of cash acquired	(22)	—	(2)
Other investing activities	(4)	(3)	(6)
Net cash used in investing activities	(289)	(1,341)	(451)
Cash flows from financing activities
Common stock dividends paid	(508)	(95)	(53)
Issuance of common stock	81	370	297
Purchase of treasury stock	(125)	(28)	—
Excess tax benefit related to exercise of team member stock options	37	50	23
Payments on long-term debt and capital lease obligations	(2)	—	(490)
Net cash provided by (used in) financing activities	(517)	297	(223)
Effect of exchange rate changes on cash and cash equivalents	(2)	1	(1)
Net change in cash and cash equivalents	201	(123)	80
Cash and cash equivalents at beginning of period	89	212	132
Cash and cash equivalents at end of period	$290	$89	$212

Supplemental disclosures of cash flow information:
Interest paid	$2	$3	$16
Federal and state income taxes paid	$378	$202	$192

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements
Fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011

(1) Description of Business
Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “we”) is the leading retailer of natural and organic foods. The Company’s mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 35 years. As of September 29, 2013, we operated 362 stores: 347 stores in 40 United States (“U.S.”) states and the District of Columbia; 8 stores in Canada; and 7 stores in the United Kingdom (“U.K.”).

On May 29, 2013, the Company completed a two-for-one stock split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. The following is a summary of annual percentage sales and net long-lived assets by geographic area for the fiscal years indicated:

	2013	2012	2011
Sales:
United States	96.7%	96.8%	96.9%
Canada and United Kingdom	3.3	3.2	3.1
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	95.7%	95.2%	95.9%
Canada and United Kingdom	4.3	4.8	4.1
Total long-lived assets, net	100.0%	100.0%	100.0%

The following is a summary of annual percentage sales by product category for the fiscal years indicated:

	2013	2012	2011
Perishables:
Prepared foods and bakery	19.0%	18.9%	18.8%
Other perishables	47.2	47.0	46.8
Total perishables	66.2	65.9	65.6
Non-perishables	33.8	34.1	34.4
Total sales	100.0%	100.0%	100.0%

(2) Summary of Significant Accounting Policies
Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2013 and 2011 were 52-week years and fiscal year 2012 was a 53-week year.

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

Investments
Available-for-sale investments are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale investments are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other than temporary for a period greater than two fiscal quarters results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method.

Restricted Cash
Restricted cash primarily relates to cash held as collateral to support a portion of our projected workers’ compensation obligations. Additionally, the Company holds restricted cash as a rent guarantee on certain operating leases through March 2014.

Accounts Receivable
Accounts receivable are shown net of related allowances and consist primarily of credit card receivables, occupancy-related receivables, customer purchases and vendor receivables. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method and totaled approximately $3 million and $4 million in fiscal years 2013 and 2012, respectively.

Inventories
The Company values inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 92.8% and 92.1% of inventories in fiscal years 2013 and 2012, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $32 million and $30 million at September 29, 2013 and September 30, 2012, respectively. Costs for remaining inventories are determined by the first-in, first-out method. Cost before the LIFO adjustment is principally determined using the item cost method, which is calculated by counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold.

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

Leases
The Company leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. We recognize rent on a straight-line basis over the expected term of the lease, which includes rent holiday periods and scheduled rent increases. The expected lease term begins with the date the Company takes possession of the leased space for construction and other purposes. The expected lease term may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured. The expected term is also used in the determination of whether a store is a capital or operating lease. Amortization of land and building under capital lease is included with occupancy costs, while the amortization of equipment under capital lease is included with depreciation expense. Additionally, we review leases for which we are involved in construction to determine whether build-to-suit and sale-leaseback criteria are met. For those leases that trigger specific build-to-suit accounting, developer assets are recorded during the construction period with an offsetting liability. Sale-leaseback transactions are recorded as financing lease obligations. We record tenant improvement allowances and rent holidays as deferred rent liabilities, and amortize the deferred rent over the expected lease term to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels as defined by the lease will be reached.

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

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, patents, liquor licenses, license agreements, and non-competition agreements. The Company amortizes definite-lived intangible assets on a straight-line basis over the period the intangible asset is expected to generate cash flows, generally the life of the related agreement. Currently, the weighted average life is approximately 17 years for contract-based intangible assets, and approximately 2 years for marketing-related and other identifiable intangible assets. Indefinite-lived intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. Effective October 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other.” The adoption of ASU No. 2012-02, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary, did not have a significant effect on our consolidated financial statements.

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

Insurance and Self-Insurance Reserves
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company had insurance liabilities totaling approximately $135 million and $115 million at September 29, 2013 and September 30, 2012, respectively, included in the “Other current liabilities” line item on the Consolidated Balance Sheets.

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from 4 months to 16 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Reserves for closed properties are included in the “Other current liabilities” and “Other long-term liabilities” line items on the Consolidated Balance Sheets.

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

Cost of Goods Sold and Occupancy Costs
Cost of goods sold includes cost of inventory sold during the period (net of discounts and allowances), distribution and food preparation costs, and shipping and handling costs. The Company receives various rebates from third-party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are calculated based on actual purchase volumes. Volume discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance costs, and property insurance. Our largest supplier, United Natural Foods, Inc., accounted for approximately 32%, 31% and 31% of our total purchases in fiscal years 2013, 2012 and 2011, respectively.

Direct Store Expenses
Direct store expenses consist of store-level expenses such as salaries and benefits costs, supplies, depreciation, community marketing and other store-specific costs. Advertising and marketing expense for fiscal years 2013, 2012 and 2011 was approximately $56 million, $51 million and $43 million, respectively. Advertising costs are charged to expense as incurred.

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

Share-Based Payments
The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. All options outstanding are governed by the original terms and conditions of the grants. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven, or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. The exercise prices of our stock option grants are the closing price on the grant date. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. The Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a three-, four- or six-year period.

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

All full-time team members with a minimum of 400 hours of service may purchase our common stock through payroll deductions under the Company’s Team Member Stock Purchase Plan (“TMSPP”). The TMSPP provides for a 5% discount on the shares’ purchase date market value which meets the share-based payment “Safe Harbor” provisions, and therefore is non-compensatory. As a result, no compensation expense is recognized for our team member stock purchase plan.

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

Earnings per Share
Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share are based on the weighted average number of common shares outstanding plus, where applicable, the additional common shares that would have been outstanding related to dilutive options and unvested restricted stock.

Comprehensive Income
Comprehensive income consists of: net income; unrealized gains and losses on available-for-sale securities; and foreign currency translation adjustments, net of income taxes. Effective October 1, 2012, the Company concurrently adopted ASU No. 2011-05, “Presentation of Comprehensive Income,” and ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” both of which amend ASC 220, “Comprehensive Income.” In adopting ASU No. 2011-05, which requires that all nonowner changes in stockholders’ equity be presented in either a single statement of comprehensive income or two separate but consecutive statements, the Company added Consolidated Statements of Comprehensive Income following our Consolidated Statements of Operations. The amended guidance in ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

Foreign Currency Translation
The Company’s Canadian and U.K. operations use their local currency as their functional currency. Foreign currency transaction gains and losses related to Canadian intercompany operations are charged to net income in the period incurred. Foreign currency gains and losses were not material in fiscal year 2013, 2012 or 2011. Intercompany transaction gains and losses associated with our U.K. operations are excluded from the determination of net income since these transactions are considered long-term investments in nature. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 27, 2015. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

(3) Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

September 29, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$73	$—	$—	$73
Commercial paper	—	104	—	104
Municipal bonds	—	17	—	17
Marketable securities - available-for-sale:
Corporate bonds	—	5	—	5
Municipal bonds	—	1,010	—	1,010
Variable rate demand notes	—	20	—	20
Total	$73	$1,156	$—	$1,229

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$16	$—	$—	$16
Municipal bonds	—	8	—	8
Marketable securities - available-for-sale:
Commercial paper	—	10	—	10
Corporate bonds	—	11	—	11
Municipal bonds	—	983	—	983
Variable rate demand notes	—	348	—	348
Total	$16	$1,360	$—	$1,376

Assets Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, intangible assets, and other assets. These assets are measured at fair value if determined to be impaired. Fair value adjustments, based on hierarchy input Level 3, were not material during fiscal year 2013, 2012, or 2011.

(4) Investments
The Company holds investments in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	September 29, 2013	September 30, 2012
Short-term investments - available-for-sale securities:
Commercial paper	$—	$10
Corporate bonds	—	5
Municipal bonds	713	768
Variable rate demand notes	20	348
Total short-term investments - available-for-sale securities	$733	$1,131
Long-term investments - available-for-sale securities:
Corporate bonds	$5	$6
Municipal bonds	297	215
Total long-term investments - available-for-sale securities	$302	$221

Gross unrealized holding gains and losses were not material at September 29, 2013 or September 30, 2012. Available-for-sale securities totaling approximately $252 million and $382 million, were in unrealized loss positions at September 29, 2013 and September 30, 2012, respectively. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months at September 29, 2013 was approximately $22 million. There were no investments in a continuous unrealized loss position for greater than 12 months at September 30, 2012. The Company did not recognize any other-than-temporary impairments during the last three fiscal years.

At September 29, 2013, the average effective maturity of the Company’s short- and long-term investments was approximately 5 months and 16 months, respectively, compared to approximately 5 months and 15 months, respectively, at September 30, 2012.

(5) Property and Equipment
Balances of major classes of property and equipment were as follows (in millions):

	September 29, 2013	September 30, 2012
Land	$77	$77
Buildings and leasehold improvements	2,427	2,220
Capitalized real estate leases	33	25
Fixtures and equipment	1,706	1,513
Construction in progress and equipment not yet in service	269	214
Property and equipment, gross	4,512	4,049
Less accumulated depreciation and amortization	(2,084)	(1,856)
Property and equipment, net of accumulated depreciation and amortization	$2,428	$2,193

Depreciation and amortization expense related to property and equipment totaled approximately $324 million, $297 million and $274 million for fiscal years 2013, 2012 and 2011, respectively. Property and equipment included accumulated accelerated depreciation and other asset impairments totaling approximately $4 million and $3 million at September 29, 2013 and September 30, 2012, respectively. Development costs of new locations totaled approximately $339 million, $262 million and $203 million in fiscal years 2013, 2012 and 2011, respectively. Construction accruals related to development sites, remodels, and expansions were included in the “Other current liabilities” line item on the Consolidated Balance Sheets and totaled approximately $103 million and $80 million at September 29, 2013 and September 30, 2012, respectively.

(6) Goodwill and Other Intangible Assets
The Company recorded goodwill totaling approximately $16 million primarily related to the acquisition of six retail locations during fiscal year 2013. No additions or adjustments to goodwill were recorded during fiscal year 2012. There were no impairments of goodwill during fiscal years 2013, 2012 or 2011. The Company acquired definite-lived intangible assets totaling approximately $6 million, primarily favorable lease assets related to the acquisition of six retail locations, during fiscal year 2013. Acquisitions of definite-lived intangible assets were not material during fiscal year 2012. The components of intangible assets were as follows (in millions):

	September 29, 2013		September 30, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$102	$(40)	$95	$(35)
Definite-lived marketing-related and other	1	(1)	2	(2)
Indefinite-lived contract-based	3		2
Intangible assets	$106	$(41)	$99	$(37)

Amortization expense associated with intangible assets totaled approximately $5 million, $6 million and $7 million, during fiscal years 2013, 2012 and 2011, respectively. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be approximately as follows (in millions):

Fiscal year 2014	$5
Fiscal year 2015	5
Fiscal year 2016	4
Fiscal year 2017	4
Fiscal year 2018	4
Future fiscal years	40
Total future estimated amortization associated with definite-lived intangible assets	$62

(7) Reserves for Closed Properties
The following table provides a summary of store closure reserve activity during the fiscal years indicated (in millions):

	2013	2012
Beginning balance	$41	$45
Additions	5	4
Usage	(11)	(10)
Adjustments	1	2
Ending balance	$36	$41

Additions to store closure reserves primarily relate to the accretion of interest on existing reserves. The Company recorded reserves totaling approximately $1 million related to eight and four new closures during fiscal years 2013 and 2012, respectively. Usage primarily related to ongoing cash rental payments totaled approximately $11 million and $10 million during fiscal years 2013 and 2012, respectively.

(8) Long-Term Debt
During fiscal year 2011, the Company repaid the $490 million outstanding balance on the term loan agreement due in 2012. The Company had no long-term debt amounts outstanding during fiscal year 2013 or 2012, and its $350 million line of credit expired in 2012.

(9) Leases
The Company is committed under certain capital leases for rental of certain equipment, buildings, and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2014 to 2054. The Company had capital lease obligations totaling approximately $27 million and $24 million at September 29, 2013 and September 30, 2012, respectively.

Rental expense charged to operations under operating leases for fiscal years 2013, 2012 and 2011 totaled approximately $374 million, $353 million and $322 million, respectively, which included contingent rentals totaling approximately $13 million, $12 million and $10 million during those same periods. Sublease rental income totaled approximately $8 million, $8 million and $7 million during fiscal years 2013, 2012 and 2011, respectively.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in millions):

	Capital	Operating	Sublease
Fiscal year 2014	$3	$359	$7
Fiscal year 2015	3	404	6
Fiscal year 2016	3	432	6
Fiscal year 2017	3	437	5
Fiscal year 2018	3	444	4
Future fiscal years	33	5,366	9
	48	$7,442	$37
Less amounts representing interest	19
Net present value of capital lease obligations	$29

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease.

(10) Income Taxes
Components of income tax expense for the fiscal years indicated were as follows (in millions):

	2013	2012	2011
Current federal income tax	$321	$234	$145
Current state income tax	73	53	39
Current foreign income tax	3	4	5
Total current tax	397	291	189
Deferred federal income tax	(44)	1	21
Deferred state income tax	(10)	(6)	—
Deferred foreign income tax	—	—	(1)
Total deferred tax	(54)	(5)	20
Total income tax expense	$343	$286	$209

Actual income tax expense for the fiscal years indicated differed from the amount computed by applying statutory corporate income tax rates to income before income taxes as follows (in millions):

	2013	2012	2011
Federal income tax based on statutory rates	$313	$263	$193
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(1)	(1)	(1)
Share-based payment expense	—	—	(1)
Excess charitable contributions	(7)	(5)	(1)
Federal income tax credits	(2)	(2)	(4)
Other, net	—	1	—
Total federal income taxes	303	256	186
State income taxes, net of federal income tax benefit	41	31	24
Tax impact of foreign operations	(1)	(1)	(1)
Total income tax expense	$343	$286	$209

Current income taxes receivable totaled approximately $7 million at September 29, 2013 and current income taxes payable totaled approximately $14 million at September 30, 2012.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in millions):

	September 29, 2013	September 30, 2012
Deferred tax assets:
Compensation-related costs	$122	$98
Insurance-related costs	48	41
Inventories	1	1
Lease and other termination accruals	15	17
Rent differential	139	123
Deferred taxes associated with unrecognized tax benefit	—	1
Tax basis of fixed assets in excess of book basis	7	6
Net domestic and international operating loss carryforwards	18	18
Other	5	5
Gross deferred tax assets	355	310
Valuation allowance	(26)	(25)
Deferred tax assets	329	285
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(102)	(106)
Capitalized costs expensed for tax purposes	(4)	(4)
Deferred tax liabilities	(106)	(110)
Net deferred tax asset	$223	$175

Deferred taxes have been classified on the Consolidated Balance Sheets as follows (in millions):

	September 29, 2013	September 30, 2012
Current assets	$151	$132
Noncurrent assets	72	43
Net deferred tax asset	$223	$175

At September 29, 2013, the Company had international operating loss carryforwards totaling approximately $89 million, all of which have an indefinite life. The Company provided a valuation allowance totaling approximately $26 million for deferred tax assets associated with international operating loss carryforwards, federal credit carryforwards, and deferred tax assets associated with unrecognized tax benefits, for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

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

At September 29, 2013, the Company had unrecognized tax benefits totaling approximately $3 million (not including accrued interest and penalties). The aggregate changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the two fiscal years ended September 29, 2013, is as follows (in millions):

Balance at September 25, 2011	$6
Decrease related to prior year tax positions	(2)
Balance at September 30, 2012	4
Decrease related to lapse of statute of limitations	(1)
Balance at September 29, 2013	$3

The Company’s total gross unrecognized tax benefits are classified in the “Other long-term liabilities” line item on the Consolidated Balance Sheets. If the Company were to prevail on all unrecognized tax benefits recorded at September 29, 2013, the total gross unrecognized tax benefit totaling approximately $3 million would benefit the Company’s effective tax rate if recognized. In addition, associated penalties and interest previously recognized would also benefit the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. Interest and penalties were not material for the last three fiscal years. The Company had accrued approximately $2 million for the payment of interest and penalties at September 29, 2013 and September 30, 2012, respectively.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in Canada and the United Kingdom. The IRS of the United States completed its examination of the Company’s federal tax returns for its fiscal years 2009 and 2010 during the fourth quarter of fiscal year 2012. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years before 2009 and is no longer subject to state and local income tax examinations for fiscal years before 2008.

Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 29, 2013, the Company does not expect tax audit resolutions will reduce its unrecognized tax benefits in the next 12 months.

(11) Shareholders’ Equity
Common Stock
On May 7, 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected through a stock dividend distributed on May 29, 2013. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures reflect this two-for-one stock split.

Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal years 2013 and 2012 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013 (1)	0.10	September 27, 2013	October 8, 2013	37
Fiscal year 2012:
November 2, 2011	$0.07	January 13, 2012	January 24, 2012	$25
March 9, 2012	0.07	April 5, 2012	April 17, 2012	26
May 30, 2012	0.07	June 29, 2012	July 10, 2012	26
September 6, 2012	0.07	September 28, 2012	October 9, 2012	26
(1) Dividend accrued at September 29, 2013

Treasury Stock
The following table outlines the share repurchase programs authorized by the Company’s Board of Directors, and the related repurchase activity as of September 29, 2013 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 2, 2011	November 1, 2013	$200	$153	$47
November 15, 2012	December 31, 2014	300	—	300
		$500	$153	$347

Share repurchase activity for the fiscal years indicated was as follows (in millions, except per share amounts):

	2013	2012
Number of common shares acquired	2.6	0.7
Average price per common share acquired	$48.70	$41.34
Total cost of common shares acquired	$125	$28

Subsequent to fiscal year-end, the Company’s Board of Directors authorized a new share repurchase program whereby the Company may make up to $500 million in stock purchases of outstanding shares of common stock of the Company through December 31, 2015. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously authorized program to repurchase an amount of outstanding common shares of the Company having an aggregate value of $300 million through December 31, 2014 bringing the Company’s total share repurchase authority to $800 million.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the fiscal years indicated follows (in millions, except per share amounts):

	2013	2012	2011
Net income (numerator for basic and diluted earnings per share)	$551	$466	$343

Weighted average common shares outstanding (denominator for basic earnings per share)	371.2	364.8	350.5
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	3.3	4.1	4.1
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	374.5	368.9	354.6

Basic earnings per share	$1.48	$1.28	$0.98

Diluted earnings per share	$1.47	$1.26	$0.97

The computation of diluted earnings per share for the fiscal years 2013, 2012 and 2011 does not include options to purchase approximately 7.1 million shares, 0.8 million shares and 11.6 million shares of common stock, respectively, due to their antidilutive effect. The dilutive effect of restricted stock awards was not material.

(13) Share-Based Payments
Total share-based payment expense before income taxes recognized during fiscal years 2013, 2012 and 2011 was approximately $57 million, $42 million and $27 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in millions):

	2013	2012	2011
Cost of goods sold and occupancy costs	$2	$2	$1
Direct store expenses	32	22	14
General and administrative expenses	23	18	12
Share-based payment expense before income taxes	57	42	27
Income tax benefit	(22)	(16)	(10)
Net share-based payment expense	$35	$26	$17

Stock Options
At September 29, 2013, September 30, 2012 and September 25, 2011 approximately 42.3 million shares, 16.8 million shares and 23.4 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. The following table summarizes option activity (in millions, except per share amounts and contractual lives in years):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding options at September 26, 2010	37.9	$23.00
Options granted	6.4	31.25
Options exercised	(13.6)	21.97
Options expired	(2.8)	33.31
Options forfeited	(0.6)	18.97
Outstanding options at September 25, 2011	27.3	$24.50
Options granted	7.2	44.23
Options exercised	(13.7)	26.44
Options expired	(0.1)	25.10
Options forfeited	(0.7)	28.32
Outstanding options at September 30, 2012	20.0	$30.17
Options granted	4.3	51.33
Options exercised	(4.1)	20.52
Options expired	(0.1)	18.86
Options forfeited	(0.9)	37.20
Outstanding options at September 29, 2013	19.2	$36.90	5.20	$413
Vested/expected to vest at September 29, 2013	18.0	$36.37	5.15	$395
Exercisable options at September 29, 2013	5.6	$26.60	4.22	$179

The weighted average fair value per option granted during fiscal years 2013, 2012 and 2011 was $12.36, $13.68 and $10.92, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $125 million, $201 million, and $106 million during fiscal years 2013, 2012 and 2011, respectively. The Company realized a tax benefit from stock options exercised during fiscal years 2013, 2012 and 2011 totaling approximately $123 million, $198 million and $105 million, respectively. The total fair value of shares vested during fiscal years 2013, 2012 and 2011 was approximately $246 million, $186 million and $129 million, respectively, including the value of vested options exercised during those same periods. As of the end of fiscal years 2013 and 2012, there was approximately $130 million and $135 million of unrecognized share-based payment expense, respectively, related to nonvested stock options, net of estimated forfeitures, related to approximately 12.4 million shares and 14.2 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of approximately 3.1 years.

A summary of options outstanding and exercisable at September 29, 2013 follows (share amounts in millions):

Range of Exercise Prices		Options Outstanding			Options Exercisable
From	To	Number of options outstanding	Weighted average exercise price	Weighted average remaining life (in years)	Number of options exercisable	Weighted average exercise price
$5.56	$18.49	1.3	$9.60	2.64	1.2	$9.50
20.42	28.50	3.0	20.43	4.21	1.5	20.42
31.25	31.25	4.3	31.25	4.60	1.6	31.25
40.81	46.28	6.6	44.29	5.63	1.3	44.22
51.25	51.86	4.0	51.86	6.67	—	—
Total		19.2	$36.90	5.20	5.6	$26.60

Share-based payment expense related to vesting stock options recognized during fiscal years 2013, 2012 and 2011 totaled approximately $56 million, $42 million and $27 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Expected dividend yield	0.880%	0.800%	0.698%
Risk-free interest rate	0.77%	0.58%	1.76%
Expected volatility	31.25%	40.89%	43.84%
Expected life, in years	3.96	4.14	4.18

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

Restricted Stock
During fiscal year 2013, the Company awarded approximately 83,000 shares of restricted common stock pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuance on grant date totaled approximately $4 million. Restricted shares vest over a three-, four- or six-year term. Share-based payment expense related to restricted shares, included in the “General and administrative expenses” line item on the Consolidated Statements of Operations, was not material during fiscal year 2013. At September 29, 2013, there was approximately $3 million of unrecognized share-based payment expense related to unvested restricted stock. The number of shares, grant date fair value, and share-based payment expense related to the issuance of restricted common stock were not material during fiscal year 2012 or 2011.

Team Member Stock Purchase Plan
Under the Team Member Stock Purchase Plan, the Company issued approximately 80,000, 120,000 and 120,000 shares of common stock in fiscal years 2013, 2012 and 2011, respectively. At September 29, 2013, September 30, 2012 and September 25, 2011, approximately 540,000, 620,000 and 740,000 shares of our common stock, respectively, were available for future issuance.

(14) Team Member 401(k) Plan
The Company offers a team member 401(k) plan to all team members with a minimum of 1,000 service hours in one year. In fiscal years 2013, 2012 and 2011, the Company made cash contributions to the plan of approximately $6 million, $5 million and $5 million, respectively.

(15) Quarterly Results (unaudited)
The Company’s first quarter consists of 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal year 2013 was a 52-week year with 12 weeks in the fourth quarter and fiscal year 2012 was a 53-week year with 13 weeks in the fourth quarter. Because the first quarter is longer than the remaining quarters, it typically represents a larger share of our annual sales from existing stores. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

The following tables set forth selected unaudited quarterly Consolidated Statements of Operations information for the fiscal years ended September 29, 2013 and September 30, 2012 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2013
Sales	$3,856	$3,027	$3,058	$2,976
Cost of goods sold and occupancy costs	2,508	1,926	1,939	1,915
Gross profit	1,348	1,101	1,119	1,061
Direct store expenses	979	769	781	756
General and administrative expenses	116	91	95	95
Pre-opening expenses	14	10	13	15
Relocation, store closure and lease termination costs	4	3	2	3
Operating income	235	228	228	192
Interest expense	—	—	—	—
Investment and other income	3	3	2	3
Income before income taxes	238	231	230	195
Provision for income taxes	92	89	88	74
Net income	$146	$142	$142	$121

Basic earnings per share	$0.39	$0.38	$0.38	$0.33
Diluted earnings per share	$0.39	$0.38	$0.38	$0.32

Dividends declared per common share	$1.10	$0.10	$0.10	$0.10

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Sales	$3,391	$2,670	$2,727	$2,911
Cost of goods sold and occupancy costs	2,213	1,700	1,746	1,884
Gross profit	1,178	970	981	1,027
Direct store expenses	871	682	689	741
General and administrative expenses	104	86	88	94
Pre-opening expenses	10	11	12	14
Relocation, store closure and lease termination costs	3	1	4	2
Operating income	190	190	188	176
Interest expense	—	—	—	—
Investment and other income	2	2	2	2
Income before income taxes	192	192	190	178
Provision for income taxes	74	74	73	65
Net income	$118	$118	$117	$113

Basic earnings per share	$0.33	$0.32	$0.32	$0.30
Diluted earnings per share	$0.33	$0.32	$0.31	$0.30

Dividends declared per common share	$0.07	$0.07	$0.07	$0.07

(16) Commitments and Contingencies
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

(17) Related Party Transactions
The Company provides ongoing support to two independent nonprofit organizations: Whole Planet Foundation and Whole Kids Foundation (the “Foundations”). Whole Planet Foundation’s mission is to empower the poor through microcredit, with a focus on developing-world communities that supply the Company’s stores with product. Whole Kids Foundation is a nonprofit organization dedicated to improving children’s nutrition through partnerships with schools, educators and other organizations. The Board of Directors of each of the Foundations is principally comprised of members of the Company’s management. Additionally, the Company provides administrative support and covers all operating costs of the Foundations.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 29, 2013.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 24, 2014 to be filed with the Commission pursuant to Regulation 14A.

The Company has adopted a Code of Business Conduct (the “Code”) for all team members and directors pursuant to section 406 of the Sarbanes-Oxley Act. A copy of the Code is publicly available on our Whole Foods Market website at http://www.wholefoodsmarket.com/sites/default/files/media/Global/Company%20Info/PDFs/CodeofBusinessConduct2013.pdf and the Company will provide disclosure of future updates, amendments or waivers by posting them to our website. The Code applies to the Company’s principal executive officers, principal financial officer, principal accounting officer, controller and other persons who perform similar functions for the Company, in addition to the corporate directors and employees of the Company. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of September 29, 2013 (in millions, except per share amounts):

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Approved by security holders	19.2	$36.90	42.3
Not approved by security holders	—	—	—
Total	19.2	$36.90	42.3

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedules: No schedules are required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated March 9, 2012 (8)
3.2	Amended and Restated By-laws of the Registrant adopted September 6, 2012 (4)
10.1	1993 Team Member Stock Purchase Plan (1)
10.2	2007 Stock Incentive Plan (13)
10.3	Amendment No. One to the Whole Foods Market 2007 Stock Incentive Plan (5)
10.4	2009 Stock Incentive Plan (2)
10.5	2007 Team Member Stock Purchase Plan (14)
10.6	Form of Executive Retention Plan and Non-Compete Arrangement by and between the executive leadership team of the Registrant and the Registrant (12)
10.7	Form of Director & Officer Indemnification Agreement (3)
10.8
Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (11)

10.9
First Amendment, dated June 2, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission) (6)

10.10
Second Amendment, dated October 11, 2010, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for Confidential Treatment filed with the Securities Exchange Commission) (7)

10.11	Agreement with A.C. Gallo dated February 21, 2013 (9)
10.12	Agreement with Walter Robb dated February 21, 2013 (9)
10.13	Form of Non-Qualified Stock Option Agreement for WFLN and Directors under the 2009 Stock Incentive Plan (10)
10.14	Form of Restricted Share Award Agreement under the 2009 Stock Incentive Plan (14)
12.1	Computation of Ratio of Earnings to Fixed Charges (14)
21.1	Subsidiaries of the Registrant (14)
23.1	Consent of Ernst & Young LLP (14)
31.1	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (14)
31.2	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (14)
31.3	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (14)
32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (15)
32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (15)
32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (15)
101
The following financial information from the Company’s Report on Form 10-K, for the period ended September 29, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (14)

(1)	Filed as an exhibit to Registration Statement on Form S-4 (No. 33-63824) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form S-8 filed May 31, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed September 7, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2008 filed August 15, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 4, 2010 filed August 13, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 16, 2011 filed February 25, 2011 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 8, 2012 filed May 17, 2012 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 20, 2013 filed February 22, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 7, 2013 filed August 9, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 30, 2012 filed November 21, 2012 and incorporated herein by reference.
(13)	Filed as Appendix B to Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held March 5, 2007 filed January 22, 2007 and incorporated herein by reference.
(14)	Filed herewith.
(15)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	November 22, 2013	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2013.

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