Form 10-Q
period 2014-01-19
WHOLE FOODS MARKET INC
filed 2014-02-21
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 19, 2014; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of February 14, 2014 was 371,969,999 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	January 19, 2014	September 29, 2013
Current assets:
Cash and cash equivalents	$271	$290
Short-term investments - available-for-sale securities	771	733
Restricted cash	111	111
Accounts receivable	209	188
Merchandise inventories	454	414
Prepaid expenses and other current assets	109	93
Deferred income taxes	150	151
Total current assets	2,075	1,980
Property and equipment, net of accumulated depreciation and amortization	2,510	2,428
Long-term investments - available-for-sale securities	302	302
Goodwill	679	679
Intangible assets, net of accumulated amortization	66	65
Deferred income taxes	77	72
Other assets	11	12
Total assets	$5,720	$5,538

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$1	$1
Accounts payable	277	247
Accrued payroll, bonus and other benefits due team members	384	367
Dividends payable	45	37
Other current liabilities	459	436
Total current liabilities	1,166	1,088
Long-term capital lease obligations, less current installments	31	26
Deferred lease liabilities	514	500
Other long-term liabilities	46	46
Total liabilities	1,757	1,660

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 376.3 and 375.7 shares issued; 371.9 and 372.4 shares outstanding at 2014 and 2013, respectively	2,804	2,765
Common stock in treasury, at cost, 4.4 and 3.3 shares at 2014 and 2013, respectively	(215)	(153)
Accumulated other comprehensive income (loss)	(4)	1
Retained earnings	1,378	1,265
Total shareholders’ equity	3,963	3,878
Total liabilities and shareholders’ equity	$5,720	$5,538

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Sales	$4,239	$3,856
Cost of goods sold and occupancy costs	2,754	2,508
Gross profit	1,485	1,348
Direct store expenses	1,077	979
General and administrative expenses	132	116
Pre-opening expenses	16	14
Relocation, store closure and lease termination costs	5	4
Operating income	255	235
Investment and other income, net of interest expense	4	3
Income before income taxes	259	238
Provision for income taxes	101	92
Net income	$158	$146

Basic earnings per share	$0.42	$0.39
Weighted average shares outstanding	372.3	370.8

Diluted earnings per share	$0.42	$0.39
Weighted average shares outstanding, diluted basis	375.8	374.3

Dividends declared per common share	$0.12	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Net income	$158	$146
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5)	(2)
Other comprehensive loss, net of tax	(5)	(2)
Comprehensive income	$153	$144

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Sixteen weeks ended January 19, 2014 and fiscal year ended September 29, 2013
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 30, 2012	370.9	$2,592	$(28)	$5	$1,233	$3,802
Net income	—	—	—	—	551	551
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($1.40 per common share)	—	—	—	—	(519)	(519)
Issuance of common stock pursuant to team member stock plans	4.1	81	—	—	—	81
Purchase of treasury stock	(2.6)	—	(125)	—	—	(125)
Tax benefit related to exercise of team member stock options	—	36	—	—	—	36
Share-based payment expense	—	56	—	—	—	56
Balances at September 29, 2013	372.4	2,765	(153)	1	1,265	3,878
Net income	—	—	—	—	158	158
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)
Dividends ($0.12 per common share)	—	—	—	—	(45)	(45)
Issuance of common stock pursuant to team member stock plans	0.6	16	—	—	—	16
Purchase of treasury stock	(1.1)	—	(62)	—	—	(62)
Tax benefit related to exercise of team member stock options	—	5	—	—	—	5
Share-based payment expense	—	18	—	—	—	18
Balances at January 19, 2014	371.9	$2,804	$(215)	$(4)	$1,378	$3,963

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Cash flows from operating activities
Net income	$158	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111	102
Share-based payment expense	18	17
Deferred income tax (benefit) expense	(4)	6
Excess tax benefit related to exercise of team member stock options	(5)	(4)
Accretion of premium/discount on marketable securities	9	9
Deferred lease liabilities	11	16
Other	6	6
Net change in current assets and liabilities:
Accounts receivable	(15)	17
Merchandise inventories	(40)	(27)
Prepaid expenses and other current assets	(16)	(24)
Accounts payable	31	(4)
Accrued payroll, bonus and other benefits due team members	17	29
Other current liabilities	55	14
Net change in other long-term liabilities	1	—
Net cash provided by operating activities	337	303
Cash flows from investing activities
Development costs of new locations	(122)	(96)
Other property and equipment expenditures	(97)	(59)
Purchases of available-for-sale securities	(339)	(366)
Sales and maturities of available-for-sale securities	289	727
Increase in restricted cash	—	(9)
Payment for purchase of acquired entities	—	(22)
Other investing activities	(4)	(5)
Net cash (used in) provided by investing activities	(273)	170
Cash flows from financing activities
Common stock dividends paid	(37)	(397)
Issuance of common stock	16	9
Purchase of treasury stock	(62)	(26)
Excess tax benefit related to exercise of team member stock options	5	4
Net cash used in financing activities	(78)	(410)
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net change in cash and cash equivalents	(19)	63
Cash and cash equivalents at beginning of period	290	89
Cash and cash equivalents at end of period	$271	$152

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$89	$88

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
January 19, 2014

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. The first fiscal quarter is 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal years 2014 and 2013 are 52-week years. The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets.

The following is a summary of percentage sales by geographic area for the periods indicated:

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Sales:
United States	96.7%	96.6%
Canada and United Kingdom	3.3	3.4
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	January 19, 2014	September 29, 2013
Long-lived assets, net:
United States	95.8%	95.7%
Canada and United Kingdom	4.2	4.3
Total long-lived assets, net	100.0%	100.0%

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

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

January 19, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$20	$—	$—	$20
Commercial paper	—	93	—	93
Marketable securities - available-for-sale:
Commercial paper	—	110	—	110
Corporate bonds	—	5	—	5
Municipal bonds	—	941	—	941
Variable rate demand notes	—	17	—	17
Total	$20	$1,166	$—	$1,186

September 29, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$73	$—	$—	$73
Commercial paper	—	104	—	104
Municipal bonds	—	17	—	17
Marketable securities - available-for-sale:
Corporate bonds	—	5	—	5
Municipal bonds	—	1,010	—	1,010
Variable rate demand notes	—	20	—	20
Total	$73	$1,156	$—	$1,229

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

	January 19, 2014	September 29, 2013
Short-term marketable securities - available-for-sale:
Commercial paper	$110	$—
Municipal bonds	644	713
Variable rate demand notes	17	20
Total short-term marketable securities	$771	$733
Long-term marketable securities - available-for-sale:
Corporate bonds	$5	$5
Municipal bonds	297	297
Total long-term marketable securities	$302	$302

Gross unrealized holding gains and losses were not material at January 19, 2014 or September 29, 2013. Available-for-sale securities totaling approximately $150 million and $252 million were in unrealized loss positions at January 19, 2014 and September 29, 2013, respectively. There were no investments in a continuous unrealized loss position for greater than 12 months at January 19, 2014. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months at September 29, 2013 totaled approximately $22 million. The Company did not recognize any other-than-temporary impairments for the sixteen weeks ended January 19, 2014 or fiscal year ended September 29, 2013.

At January 19, 2014, the average effective maturity of the Company’s short- and long-term investments was approximately 6 months and 17 months, respectively, compared to approximately 5 months and 16 months, respectively, at September 29, 2013.

(5) Goodwill and Other Intangible Assets
No adjustments to goodwill were recorded during the sixteen weeks ended January 19, 2014. The Company recorded goodwill totaling approximately $16 million primarily related to the acquisition of six retail locations during the sixteen weeks ended January 20, 2013. The Company acquired definite-lived intangible assets totaling approximately $3 million, primarily acquired leasehold rights, and approximately $6 million, primarily favorable lease assets related to the acquisition of six retail locations, during the sixteen weeks ended January 19, 2014 and January 20, 2013, respectively. The components of intangible assets as of the dates indicated were as follows (in millions):

	January 19, 2014		September 29, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$105	$(42)	$102	$(40)
Definite-lived marketing-related and other	1	(1)	1	(1)
Indefinite-lived contract-based	3		3
Total	$109	$(43)	$106	$(41)

Amortization associated with intangible assets totaled approximately $1 million for both the sixteen weeks ended January 19, 2014 and the same period of the prior fiscal year. Future amortization associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2014	$3
Fiscal year 2015	5
Fiscal year 2016	5
Fiscal year 2017	4
Fiscal year 2018	4
Future fiscal years	42
Total	$63

(6) Reserves for Closed Properties
The following table provides a summary of store closure reserve activity during the sixteen weeks ended January 19, 2014 and fiscal year ended September 29, 2013 (in millions):

	January 19, 2014	September 29, 2013
Beginning balance	$36	$41
Additions	1	5
Usage	(3)	(11)
Adjustments	3	1
Ending balance	$37	$36

(7) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal years 2014 and 2013 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2014:
November 1, 2013 (1)	$0.12	January 17, 2014	January 28, 2014	$45
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013	0.10	September 27, 2013	October 8, 2013	37
(1) Dividend accrued at January 19, 2014

Treasury Stock
The following table outlines the share repurchase programs authorized by the Company’s Board of Directors, and the related repurchase activity as of January 19, 2014 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 15, 2012	December 31, 2014	$300	$62	$238
November 1, 2013	December 31, 2015	500	—	500
		$800	$62	$738

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Number of common shares acquired	1.1	0.5
Average price per common share acquired	$56.06	$46.04
Total cost of common shares acquired	$62	$26

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in millions, except per share amounts):

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Net income (numerator for basic and diluted earnings per share)	$158	$146

Weighted average common shares outstanding (denominator for basic earnings per share)	372.3	370.8
Potential common shares outstanding:
Incremental shares from assumed exercise of stock options	3.5	3.5
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	375.8	374.3

Basic earnings per share	$0.42	$0.39

Diluted earnings per share	$0.42	$0.39

The computation of diluted earnings per share for the sixteen weeks ended January 19, 2014 and January 20, 2013 does not include options to purchase approximately 3.9 million shares and 7.1 million shares of common stock, respectively, due to their antidilutive effect. The dilutive effect of restricted stock awards was not material for the sixteen weeks ended January 19, 2014 or the same period of the prior fiscal year.

(9) Share-Based Payments
Share-based payment expense before income taxes recognized during the sixteen weeks ended January 19, 2014 and January 20, 2013 totaled approximately $18 million and $17 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Cost of goods sold and occupancy costs	$1	$1
Direct store expenses	10	9
General and administrative expenses	7	7
Share-based payment expense before income taxes	18	17
Income tax benefit	(7)	(6)
Net share-based payment expense	$11	$11

At January 19, 2014 and September 29, 2013, approximately 42.5 million shares and 42.3 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. At January 19, 2014 and September 29, 2013, there was approximately $107 million and $130 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 12.3 million shares and 12.4 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

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

(11) Related Party Transactions
The Company provides ongoing support to three independent nonprofit organizations: Whole Planet Foundation, Whole Kids Foundation, and Whole Cities Foundation (the “Foundations”). Whole Planet Foundation’s mission is to empower the poor through microcredit, with a focus on developing-world communities that supply the Company’s stores with product. Whole Kids Foundation is dedicated to improving children’s nutrition through partnerships with schools, educators, and other organizations. Whole Cities Foundation is dedicated to supporting efforts to increase access to nutritious, fresh food and health education in underserved communities. The board of directors of each of the Foundations is principally comprised of members of the Company’s management. Additionally, the Company provides administrative support and covers all operating costs of the Foundations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclaimer on Forward-looking Statements
Certain statements in this report and from time to time in other filings with the Securities and Exchange Commission, news releases, reports, and other written and oral communications made by us and our representatives, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “can,” “may,” “will,” “likely,” “outlook,” “depend,” “should,” “would,” “plan,” “project,” “predict,” “forecast,” “goal,” “target,” “sustain,” “seek” and similar expressions, and include references to assumptions and relate to our future prospects, developments and business strategies. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties that may cause our actual results to be materially different from such forward-looking statements and could materially adversely affect our business, financial condition, operating results and cash flows. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition and other factors which are often beyond the control of the Company, as well other risks listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013 and risks and uncertainties not presently known to us or that we currently deem immaterial.

We wish to caution you that you should not place undue reliance on such forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update forward-looking statements.

This information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

Overview
Whole Foods Market, Inc. is the leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of January 19, 2014, operated 371 stores: 355 stores in 40 U.S. states and the District of Columbia; 8 stores in Canada; and 8 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened. Stores acquired in purchase acquisitions enter the comparable store base effective the fifty-third full week following the date of acquisition. Identical store sales exclude sales from relocated and remodeled stores with square footage changes greater than 20% from the comparable calculation to reduce the impact of square footage changes on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week. Comparable and identical sales growth is calculated on a same-calendar-week to same-calendar-week basis.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2014 and 2013 are 52-week years.

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

Highlights for the First Quarter of Fiscal Year 2014
During the sixteen weeks ended January 19, 2014, sales increased 9.9% to a record $4.2 billion and diluted earnings per share increased to $0.42. For the sixteen weeks ended January 19, 2014:

•	Average weekly sales totaled $719,000, translating to sales per square foot of $983;

•	Gross profit as a percentage of sales was 35.0%, a record for the first quarter;

•	Operating income as a percentage of sales totaled 6.0%;

•	EBITDA margin totaled 8.6%; and

•	Return on invested capital (“ROIC”) was 13.3%.

We produced approximately $337 million in cash flows from operations and invested approximately $219 million in capital expenditures, of which approximately $122 million related to new stores. During the sixteen weeks ended January 19, 2014, we opened 10 new stores and year-over-year square footage increased over 8.2% to 14.2 million square feet. In addition, we paid cash dividends to common shareholders totaling approximately $37 million and repurchased approximately $62 million of our common stock. At January 19, 2014, we had cash, restricted cash and investments totaling approximately $1.5 billion.

Updated Outlook for Fiscal Year 2014
Based on our first quarter results and updated assumptions for the remainder of the fiscal year 2014, the Company revised its fiscal year 2014 outlook as shown in the table below.

	Sixteen weeks ended January 19, 2014	Implied second through fourth quarter of fiscal year 2014	Estimated fiscal year 2014
Sales growth	9.9%	11% - 12%	11% - 12%
Comparable store sales growth	5.4%	5.5% - 6.5%	5.5% - 6.2%
General and administrative expenses as a percentage of sales	3.1%	3.1%	3.1%
Pre-opening and relocation expenses	$21 million	$54 - $57 million	$75 - $78 million
Diluted earnings per share	$0.42	$1.16 - $1.23	$1.58 - $1.65
Diluted earnings per share growth	7%	7% - 14%	7% - 12%

The Company expects ending square footage growth of 8% to 10% in fiscal year 2014. The Company expects capital expenditures for fiscal year 2014 to be in the range of approximately $600 million to $650 million, which includes the opening of 33 to 38 new stores.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.0	65.0
Gross profit	35.0	35.0
Direct store expenses	25.4	25.4
General and administrative expenses	3.1	3.0
Pre-opening expenses	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1
Operating income	6.0	6.1
Investment and other income, net of interest expense	0.1	0.1
Income before income taxes	6.1	6.2
Provision for income taxes	2.4	2.4
Net income	3.7%	3.8%
Figures may not sum due to rounding.

Sales for the sixteen weeks ended January 19, 2014 totaled approximately $4.2 billion, increasing 9.9% over the same period of the prior fiscal year. Average weekly sales totaled approximately $0.7 million, translating to sales per gross square foot of $983. Comparable store sales increased 5.4% during the sixteen weeks ended January 19, 2014, driven by increases in transaction count and basket size totaling 3.1% and 2.3%, respectively. As of January 19, 2014, there were 344 locations in the comparable store base. The spread between comparable store and identical store sales growth during the sixteen weeks ended January 19, 2014, excluding six relocations and one expansion, was approximately 60 basis points. At January 19, 2014, there were 32 stores that were opened or acquired 52 weeks or less which contributed approximately $214 million to total sales during the sixteen weeks ended January 19, 2014.

The Company’s gross profit as a percentage of sales was approximately 35.0% for both the sixteen weeks ended January 19, 2014 and the same period of the prior fiscal year. Gross profit as a percentage of sales increased six basis points for the sixteen weeks ended January 19, 2014 compared to the same periods of the prior fiscal year. The increase is a result of leverage in occupancy costs, which was partially offset by a slight increase in cost of goods sold as a percentage of sales, reflecting our expanded price investments. These efforts include improving our relative price positioning, expanding our value offerings across the store, and increasing our promotional activity.

Direct store expenses as a percentage of sales were approximately 25.4% for both the sixteen weeks ended January 19, 2014 and the same period of the prior fiscal year. Overall, direct store expenses as a percentage of sales increased three basis points during the sixteen weeks ended January 19, 2014, with leverage in wages offset by an increase in health care costs as a percentage of sales.

General and administrative expenses as a percentage of sales for the sixteen weeks ended January 19, 2014 were approximately 3.1% compared to approximately 3.0% for the same period of the prior fiscal year. The increase in general and administrative expenses as a percentage of sales for the sixteen weeks ended January 19, 2014 was primarily due to increased investments in technology.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Cost of goods sold and occupancy costs	$1	$1
Direct store expenses	10	9
General and administrative expenses	7	7
Share-based payment expense before income taxes	18	17
Income tax benefit	(7)	(6)
Net share-based payment expense	$11	$11

Pre-opening expenses totaled approximately $16 million for the sixteen weeks ended January 19, 2014 and approximately $14 million for the same period of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $5 million for the sixteen weeks ended January 19, 2014 compared to approximately $4 million for the same period of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
New stores	9	9
Relocated stores	1	1

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, rental income and other income, totaled approximately $4 million for the sixteen weeks ended January 19, 2014 compared to approximately $3 million for the same period of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% for the sixteen weeks ended January 19, 2014 compared to approximately 38.6% for the same period of the prior fiscal year.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margin and Return on Invested Capital (“ROIC”) as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to our results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation.

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Net income	$158	$146
Provision for income taxes	101	92
Investment and other income, net of interest expense	(4)	(3)
Operating income	255	235
Depreciation and amortization	111	102
EBITDA	$366	$337

Sales	$4,239	$3,856
EBITDA margin	8.6%	8.7%

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings are annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects an average of the trailing four quarters. ROIC was as follows (in millions):

	Sixteen weeks ended
	January 19, 2014	January 20, 2013
Net income	$158	$146
Interest expense, net of tax	—	—
Adjusted earnings	158	146
Total rent expense, net of tax (1)	69	66
Estimated depreciation on capitalized operating leases, net of tax (2)	(46)	(44)
Adjusted earnings, including interest related to operating leases	181	168

Annualized adjusted earnings	$513	$475
Annualized adjusted earnings, including interest related to operating leases	$588	$547

Average working capital, excluding current portion of long-term debt	$901	$973
Average property and equipment, net	2,378	2,146
Average other assets	1,100	993
Average other liabilities	(537)	(480)
Average invested capital	$3,842	$3,632
Average estimated asset base of capitalized operating leases (3)	2,930	2,789
Average invested capital, adjusted for capitalization of operating leases	$6,772	$6,421

ROIC	13.3%	13.1%
ROIC, adjusted for capitalization of operating leases	8.7%	8.5%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	January 19, 2014	September 29, 2013
Cash and cash equivalents	$271	$290
Short-term investments - available-for-sale securities	771	733
Total	$1,042	$1,023

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $302 million at January 19, 2014 and September 29, 2013.

We generated cash flows from operating activities totaling approximately $337 million during the sixteen weeks ended January 19, 2014 compared to approximately $303 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $273 million for the sixteen weeks ended January 19, 2014 compared to net cash provided of approximately $170 million for the same period of the prior fiscal year. Net purchases of available-for-sale securities totaled approximately $50 million during the sixteen weeks ended January 19, 2014 compared to net sales and maturities of approximately $361 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 19, 2014 totaled approximately $219 million, of which approximately $122 million was for new store development. Capital expenditures for the sixteen weeks ended January 20, 2013 totaled approximately $155 million, of which approximately $96 million was for new store development. The following table provides information about the Company’s store development activities:

	Stores opened during fiscal year 2013	Stores opened during fiscal year 2014 as of February 12, 2014	Properties tendered as of February 12, 2014	Total leases signed as of February 12, 2014 (1)
Number of stores (including relocations)	32	12	26	107
Number of relocations	5	1	1	11
Percentage in new markets	31%	42%	35%	19%
Average store size (gross square feet)	36,000	39,000	40,000	39,000
Total square footage	1,137,000	467,000	1,034,000	4,208,000
Average tender period in months	8.7
Average pre-opening expense per store	$2 million
Average pre-opening rent per store	$1 million
(1) Includes leases for properties tendered

The following table provides information about the Company’s estimated store openings, including relocations, through fiscal year 2015:

	Estimated openings	Ending store count	Ending gross square footage	Ending square footage growth
Fiscal year 2014	33 - 38	394 - 399	14.9 - 15.2 million	8% - 10%
Fiscal year 2015	38 - 45	429 - 439	16.3 - 16.8 million	9% - 11%

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 107 stores in our current store development pipeline. The Company currently has 373 stores totaling approximately 14.2 million square feet and considers 1,200 stores to be a reasonable indication of its market opportunity in the United States over the long term. Our growth strategy is to expand primarily through new store openings, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations.

Net cash used in financing activities totaled approximately $78 million for the sixteen weeks ended January 19, 2014 compared to approximately $410 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2014, the Company’s Board of Directors declared a 20% increase in the quarterly dividend to $0.12 per common share. The following table provides a summary of dividends declared per common share during fiscal years 2014 and 2013 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2014:
November 1, 2013 (1)	$0.12	January 17, 2014	January 28, 2014	$45
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013	0.10	September 27, 2013	October 8, 2013	37
(1) Dividend accrued at January 19, 2014

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

The following table outlines the share repurchase programs authorized by the Company’s Board of Directors, and the related repurchase activity as of January 19, 2014 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 15, 2012	December 31, 2014	$300	$62	$238
November 1, 2013	December 31, 2015	500	—	500
		$800	$62	$738

Share repurchase activity for fiscal years 2014 and 2013 was as follows (in millions, except per share amounts):

	Number of common shares acquired	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2014:
First Quarter	1.1	$56.06	$62
Total fiscal year 2014	1.1	$56.06	$62
Fiscal year 2013:
First Quarter	0.5	$46.04	$26
Second Quarter	0.9	43.46	37
Third Quarter	0.5	51.83	25
Fourth Quarter	0.7	55.36	37
Total fiscal year 2013	2.6	$48.70	$125

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

Net proceeds to the Company from the exercise of stock options by team members for the sixteen weeks ended January 19, 2014 totaled approximately $16 million compared to approximately $9 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At January 19, 2014 and September 29, 2013, approximately 42.5 million shares and 42.3 million shares of our common stock, respectively, were available for future stock incentive grants.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of January 19, 2014 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$48	$3	$6	$6	$33
Operating lease obligations (1)	7,624	367	864	906	5,487
Total	$7,672	$370	$870	$912	$5,520
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at January 19, 2014 totaled approximately $5 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of January 19, 2014, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at January 19, 2014 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements
Recent accounting pronouncements are included in Note 2 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2013. Our exposures to market risk have not changed materially since September 29, 2013.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the sixteen weeks ended January 19, 2014.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
September 30, 2013 - October 27, 2013	—	$—	—	346,694,066
October 28, 2013 - November 24, 2013	629,202	$58.80	629,202	763,000,066
November 25, 2013 - December 22, 2013	—	$—	—	763,000,066
December 23, 2013 - January 19, 2014	476,778	$52.44	476,778	738,000,104
Total	1,105,980	$56.06	1,105,980

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2014.

(2)
On November 2, 2011, the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million, of which approximately $47 million in remaining authorization expired on November 1, 2013. On November 15, 2012, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. On November 1, 2013, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $500 million through December 31, 2015. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously authorized program. Under the repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion.

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
Exhibit 101 (1)
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 19, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	February 21, 2014	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)