Form 10-Q
period 2014-04-13
WHOLE FOODS MARKET INC
filed 2014-05-16
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 13, 2014; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 9, 2014 was 367,573,070 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	April 13, 2014	September 29, 2013
Current assets:
Cash and cash equivalents	$305	$290
Short-term investments - available-for-sale securities	779	733
Restricted cash	109	111
Accounts receivable	205	188
Merchandise inventories	443	414
Prepaid expenses and other current assets	89	93
Deferred income taxes	157	151
Total current assets	2,087	1,980
Property and equipment, net of accumulated depreciation and amortization	2,663	2,428
Long-term investments - available-for-sale securities	278	302
Goodwill	679	679
Intangible assets, net of accumulated amortization	81	65
Deferred income taxes	85	72
Other assets	21	12
Total assets	$5,894	$5,538

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$2	$1
Accounts payable	271	247
Accrued payroll, bonus and other benefits due team members	377	367
Dividends payable	45	37
Other current liabilities	534	436
Total current liabilities	1,229	1,088
Long-term capital lease obligations, less current installments	60	26
Deferred lease liabilities	523	500
Other long-term liabilities	46	46
Total liabilities	1,858	1,660

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 376.8 and 375.7 shares issued; 371.4 and 372.4 shares outstanding at 2014 and 2013, respectively	2,832	2,765
Common stock in treasury, at cost, 5.4 and 3.3 shares at 2014 and 2013, respectively	(270)	(153)
Accumulated other comprehensive income (loss)	(2)	1
Retained earnings	1,476	1,265
Total shareholders’ equity	4,036	3,878
Total liabilities and shareholders’ equity	$5,894	$5,538

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Sales	$3,322	$3,027	$7,561	$6,883
Cost of goods sold and occupancy costs	2,131	1,926	4,885	4,434
Gross profit	1,191	1,101	2,676	2,449
Direct store expenses	840	769	1,917	1,748
General and administrative expenses	107	91	239	207
Pre-opening expenses	11	10	27	24
Relocation, store closure and lease termination costs	2	3	7	7
Operating income	231	228	486	463
Investment and other income, net of interest expense	2	3	6	6
Income before income taxes	233	231	492	469
Provision for income taxes	91	89	192	181
Net income	$142	$142	$300	$288

Basic earnings per share	$0.38	$0.38	$0.81	$0.78
Weighted average shares outstanding	371.5	370.5	372.0	370.7

Diluted earnings per share	$0.38	$0.38	$0.80	$0.77
Weighted average shares outstanding, diluted basis	374.5	373.7	375.3	374.1

Dividends declared per common share	$0.12	$0.10	$0.24	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Net income	$142	$142	$300	$288
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	(3)	(3)	(5)
Other comprehensive income (loss), net of tax	2	(3)	(3)	(5)
Comprehensive income	$144	$139	$297	$283

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Twenty-eight weeks ended April 13, 2014 and fiscal year ended September 29, 2013
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 30, 2012	370.9	$2,592	$(28)	$5	$1,233	$3,802
Net income	—	—	—	—	551	551
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($1.40 per common share)	—	—	—	—	(519)	(519)
Issuance of common stock pursuant to team member stock plans	4.1	81	—	—	—	81
Purchase of treasury stock	(2.6)	—	(125)	—	—	(125)
Tax benefit related to exercise of team member stock options	—	36	—	—	—	36
Share-based payment expense	—	56	—	—	—	56
Balances at September 29, 2013	372.4	2,765	(153)	1	1,265	3,878
Net income	—	—	—	—	300	300
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Dividends ($0.24 per common share)	—	—	—	—	(89)	(89)
Issuance of common stock pursuant to team member stock plans	1.1	24	—	—	—	24
Purchase of treasury stock	(2.1)	—	(117)	—	—	(117)
Tax benefit related to exercise of team member stock options	—	7	—	—	—	7
Share-based payment expense	—	36	—	—	—	36
Balances at April 13, 2014	371.4	$2,832	$(270)	$(2)	$1,476	$4,036

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Twenty-eight weeks ended
	April 13, 2014	April 14, 2013
Cash flows from operating activities
Net income	$300	$288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198	179
Share-based payment expense	36	30
Deferred income tax benefit	(18)	(2)
Excess tax benefit related to exercise of team member stock options	(7)	(8)
Accretion of premium/discount on marketable securities	16	16
Deferred lease liabilities	17	22
Other	7	8
Net change in current assets and liabilities:
Accounts receivable	(20)	6
Merchandise inventories	(29)	(9)
Prepaid expenses and other current assets	6	8
Accounts payable	24	(17)
Accrued payroll, bonus and other benefits due team members	10	27
Other current liabilities	78	45
Net change in other long-term liabilities	1	(3)
Net cash provided by operating activities	619	590
Cash flows from investing activities
Development costs of new locations	(207)	(157)
Other property and equipment expenditures	(155)	(107)
Purchase of intangible assets	(18)	—
Purchases of available-for-sale securities	(514)	(528)
Sales and maturities of available-for-sale securities	473	825
Decrease (increase) in restricted cash	2	(7)
Payment for purchase of acquired entities	—	(22)
Other investing activities	(12)	(7)
Net cash used in investing activities	(431)	(3)
Cash flows from financing activities
Common stock dividends paid	(82)	(434)
Issuance of common stock	24	16
Purchase of treasury stock	(117)	(63)
Excess tax benefit related to exercise of team member stock options	7	8
Net cash used in financing activities	(168)	(473)
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)
Net change in cash and cash equivalents	15	113
Cash and cash equivalents at beginning of period	290	89
Cash and cash equivalents at end of period	$305	$202

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$206	$178

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
April 13, 2014

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

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Sales:
United States	96.8%	96.7%	96.8%	96.6%
Canada and United Kingdom	3.2	3.3	3.2	3.4
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	April 13, 2014	September 29, 2013
Long-lived assets, net:
United States	95.9%	95.7%
Canada and United Kingdom	4.1	4.3
Total long-lived assets, net	100.0%	100.0%

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

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

April 13, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$31	$—	$—	$31
Commercial paper	—	64	—	64
Marketable securities - available-for-sale:
Commercial paper	—	110	—	110
Corporate bonds	—	22	—	22
Municipal bonds	—	908	—	908
Variable rate demand notes	—	17	—	17
Total	$31	$1,121	$—	$1,152

September 29, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$73	$—	$—	$73
Commercial paper	—	104	—	104
Municipal bonds	—	17	—	17
Marketable securities - available-for-sale:
Corporate bonds	—	5	—	5
Municipal bonds	—	1,010	—	1,010
Variable rate demand notes	—	20	—	20
Total	$73	$1,156	$—	$1,229

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

	April 13, 2014	September 29, 2013
Short-term marketable securities - available-for-sale:
Commercial paper	$110	$—
Corporate bonds	17	—
Municipal bonds	635	713
Variable rate demand notes	17	20
Total short-term marketable securities	$779	$733
Long-term marketable securities - available-for-sale:
Corporate bonds	$5	$5
Municipal bonds	273	297
Total long-term marketable securities	$278	$302

Gross unrealized holding gains and losses were not material at April 13, 2014 or September 29, 2013. Available-for-sale securities totaling approximately $114 million and $252 million were in unrealized loss positions at April 13, 2014 and September 29, 2013, respectively. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months totaled approximately $5 million and $22 million at April 13, 2014 and September 29, 2013, respectively. The Company did not recognize any other-than-temporary impairments during the twenty-eight weeks ended April 13, 2014 or fiscal year ended September 29, 2013. At April 13, 2014, the average effective maturity of the Company’s short- and long-term available-for-sale securities was approximately 5 months and 15 months, respectively, compared to approximately 5 months and 16 months, respectively, at September 29, 2013.

Additionally, during the twelve weeks ended April 13, 2014, the Company invested approximately $10 million in an equity interest that is accounted for using the cost method of accounting. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified as “Other assets” on the Consolidated Balance Sheet. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.

(5) Goodwill and Other Intangible Assets
No adjustments to goodwill were recorded during the twenty-eight weeks ended April 13, 2014. The Company recorded goodwill totaling approximately $16 million primarily related to the acquisition of six retail locations during the twenty-eight weeks ended April 14, 2013. During the twenty-eight weeks ended April 13, 2014, the Company acquired definite-lived intangible assets totaling approximately $18 million primarily related to acquired leasehold rights. The Company acquired approximately $6 million, primarily favorable lease assets related to the acquisition of six retail locations, during the twenty-eight weeks ended April 14, 2013. The components of intangible assets as of the dates indicated were as follows (in millions):

	April 13, 2014		September 29, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$120	$(43)	$102	$(40)
Definite-lived marketing-related and other	1	(1)	1	(1)
Indefinite-lived contract-based	4		3
Total	$125	$(44)	$106	$(41)

Amortization expense associated with intangible assets totaled approximately $1 million and $3 million for the twelve and twenty-eight weeks ended April 13, 2014, respectively, and approximately $1 million and $2 million, respectively, for the same periods of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2014	$2
Fiscal year 2015	5
Fiscal year 2016	5
Fiscal year 2017	5
Fiscal year 2018	5
Future fiscal years	55
Total	$77

(6) Reserves for Closed Properties
The following table provides a summary of store closure reserve activity during the twenty-eight weeks ended April 13, 2014 and fiscal year ended September 29, 2013 (in millions):

	April 13, 2014	September 29, 2013
Beginning balance	$36	$41
Additions	2	5
Usage	(5)	(11)
Adjustments	3	1
Ending balance	$36	$36

(7) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2014 to date and fiscal year 2013 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014(1)	0.12	April 11, 2014	April 22, 2014	45
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013	0.10	September 27, 2013	October 8, 2013	37
(1) Dividend accrued at April 13, 2014

Treasury Stock
The following table outlines the share repurchase programs authorized by the Company’s Board of Directors, and the related repurchase activity as of April 13, 2014 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 15, 2012	December 31, 2014	$300	$117	$183
November 1, 2013	December 31, 2015	500	—	500
		$800	$117	$683

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Number of common shares acquired	1.0	0.9	2.1	1.4
Average price per common share acquired	$52.86	$43.46	$54.50	$44.48
Total cost of common shares acquired	$55	$37	$117	$63

Subsequent to the end of the second quarter of fiscal year 2014, the Company repurchased approximately 9.1 million shares of the Company’s common stock at an average price per share of $39.45 for a total of approximately $361 million.

Under the repurchase programs, purchases can be made from time to time using a variety of methods, including open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the repurchase programs does not obligate the Company to acquire any particular amount of common stock and they may be suspended or discontinued at any time at the Company’s discretion.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in millions, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Net income (numerator for basic and diluted earnings per share)	$142	$142	$300	$288

Weighted average common shares outstanding (denominator for basic earnings per share)	371.5	370.5	372.0	370.7
Incremental common shares attributable to dilutive effect of share-based awards	3.0	3.2	3.3	3.4
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	374.5	373.7	375.3	374.1

Basic earnings per share	$0.38	$0.38	$0.81	$0.78

Diluted earnings per share	$0.38	$0.38	$0.80	$0.77

The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 13, 2014 does not include options to purchase approximately 4.8 million shares and 4.3 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for each of the twelve and twenty-eight weeks ended April 14, 2013 does not include options to purchase approximately 7.2 million shares of common stock due to their antidilutive effect.

(9) Share-Based Payments
Share-based payment expense before income taxes recognized during the twelve and twenty-eight weeks ended April 13, 2014 totaled approximately $18 million and $36 million, respectively, and approximately $13 million and $30 million, respectively, for the same periods of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Cost of goods sold and occupancy costs	$—	$—	$1	$1
Direct store expenses	8	8	18	17
General and administrative expenses	10	5	17	12
Share-based payment expense before income taxes	18	13	36	30
Income tax benefit	(7)	(5)	(14)	(11)
Net share-based payment expense	$11	$8	$22	$19

At April 13, 2014 and September 29, 2013, approximately 41.3 million shares and 42.3 million shares of the Company’s common stock, respectively, were available for future stock incentive grants.

Stock Options
During the twenty-eight weeks ended April 13, 2014, the Company awarded approximately 0.9 million stock options pursuant to the Whole Foods Market 2009 Stock Incentive Plan. The weighted average grant date fair value per option granted during the twenty-eight weeks ended April 13, 2014 was $14.05. The fair value of stock option grants during fiscal year 2014 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2014
Expected dividend yield	0.897%
Risk-free interest rate	1.32%
Expected volatility	32.64%
Expected life, in years	4.52

Total share-based payment expense related to vesting stock options totaled approximately $16 million and $34 million for the twelve and twenty-eight weeks ended April 13, 2014, respectively, and approximately $12 million and $30 million, respectively, for the same periods of the prior fiscal year. At April 13, 2014 and September 29, 2013, there was approximately $104 million and $130 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 13.2 million shares and 12.4 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 2.8 years.

Restricted Stock
During the twenty-eight weeks ended April 13, 2014 and April 14, 2013, the Company awarded approximately 0.2 million shares and 0.1 million shares of restricted common stock, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date for the twenty-eight weeks ended April 13, 2014 and April 14, 2013 totaled approximately $11 million and $4 million, respectively.

Total share-based payment expense related to restricted shares for both the twelve and twenty-eight weeks ended April 13, 2014 totaled approximately $2 million and is included in the “General and administrative expenses” line item on the Consolidated Statements of Operations. Share-based payment expense related to restricted shares was not material during fiscal year 2013. At April 13, 2014 and September 29, 2013, there was approximately $12 million and $3 million of unrecognized share-based payment expense, respectively, related to unvested restricted stock. The Company anticipates this expense to be recognized over a weighted average period of 4.4 years.

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

Overview
Whole Foods Market, Inc. is the leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of April 13, 2014, operated 374 stores: 357 stores in 41 U.S. states and the District of Columbia; 8 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Highlights for the Second Quarter of Fiscal Year 2014
During the twelve weeks ended April 13, 2014, sales increased 9.8% to a record $3.3 billion and diluted earnings per share were $0.38. For the twelve weeks ended April 13, 2014:

•	Comparable store sales increased 4.5%, including a negative impact of approximately 50 basis points from Easter shifting from the second quarter last year to the third quarter this year;

•	Average weekly sales per store totaled $742,000, translating to record sales per square foot of over $1,000;

•	Operating income as a percentage of sales totaled 7.0%;

•	EBITDA margin totaled 9.6%; and

•	Return on invested capital (“ROIC”) was 15.6%.

We produced approximately $282 million in cash flows from operations and invested approximately $143 million in capital expenditures, of which approximately $85 million related to new stores. During the twelve weeks ended April 13, 2014, we opened 3 new stores and year-over-year square footage increased almost 8% to 14.2 million square feet. In addition, we paid cash dividends to common shareholders totaling approximately $45 million and repurchased approximately $55 million of our common stock. At April 13, 2014, we had cash, restricted cash and investments totaling approximately $1.5 billion.

Subsequent to the end of the second quarter of fiscal year 2014, the Company repurchased approximately 9.1 million shares of the Company’s common stock at an average price per share of $39.45 for a total of approximately $361 million.

Updated Outlook for Fiscal Year 2014
Based on our year-to-date results and updated assumptions for the remainder of the fiscal year 2014, the Company revised its fiscal year 2014 outlook as shown in the table below.

	Twenty-eight weeks ended April 13, 2014	Implied third and fourth quarter of fiscal year 2014	Estimated fiscal year 2014
Sales growth	9.9%	11.5% - 12.5%	10.5% - 11.0%
Comparable store sales growth	5.0%	5.0% - 6.0%	5.0% - 5.5%
General and administrative expenses as a percentage of sales	3.2%	3.1%	3.1%
Pre-opening and relocation expenses	$34 million	$41 - $44 million	$75 - $78 million
Diluted earnings per share	$0.80	$0.72 - $0.76	$1.52 - $1.56
Diluted earnings per share growth	4%	3% - 9%	3% - 6%

The Company expects ending square footage growth of 9% to 10% in fiscal year 2014. The Company expects capital expenditures for fiscal year 2014 to be in the range of approximately $675 million to $725 million, which includes 36 to 39 new and acquired stores.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.1	63.6	64.6	64.4
Gross profit	35.9	36.4	35.4	35.6
Direct store expenses	25.3	25.4	25.4	25.4
General and administrative expenses	3.2	3.0	3.2	3.0
Pre-opening expenses	0.3	0.3	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.1	0.1
Operating income	7.0	7.5	6.4	6.7
Investment and other income, net of interest expense	0.1	0.1	0.1	0.1
Income before income taxes	7.0	7.6	6.5	6.8
Provision for income taxes	2.7	2.9	2.5	2.6
Net income	4.3%	4.7%	4.0%	4.2%
Figures may not sum due to rounding.

Sales for the twelve and twenty-eight weeks ended April 13, 2014 totaled approximately $3.3 billion and $7.6 billion, respectively, increasing 9.8% and 9.9%, respectively, over the same periods of the prior fiscal year. Average weekly sales per store for the twelve and twenty-eight weeks totaled approximately $742,000 and $729,000, respectively, translating to sales per gross square foot of approximately $1,000 and $995, respectively. Comparable store sales increased 4.5% and 5.0% during the twelve and twenty-eight weeks ended April 13, 2014, respectively, and included a negative impact of approximately 50 basis points and 20 basis points, respectively, from Easter shifting from the second quarter in the prior fiscal year to the third quarter of the current fiscal year. As of April 13, 2014, there were 346 locations in the comparable store base. The spread between comparable store and identical store sales growth during the twelve weeks ended April 13, 2014, due to five relocations and one expansion, was approximately 50 basis points. The spread between comparable store and identical store sales growth during the twenty-eight weeks ended April 13, 2014, due to six relocations and one expansion, was approximately 55 basis points. At April 13, 2014, there were 29 stores that were opened or acquired 52 weeks or less which contributed approximately $191 million and $363 million to total sales during the twelve and twenty-eight weeks ended April 13, 2014, respectively.

The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 13, 2014 was approximately 35.9% and 35.4%, respectively, compared to approximately 36.4% and 35.6%, respectively, for the same periods of the prior fiscal year. Gross profit as a percentage of sales decreased 51 basis points and 19 basis points for the twelve and twenty-eight weeks ended April 13, 2014, respectively, compared to the same periods of the prior fiscal year, due primarily to an increase in cost of goods sold as a percentage of sales. This increase reflects our value efforts and the cycling over of significant improvements in shrink we produced in the prior year.

Direct store expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 13, 2014 were approximately 25.3% and 25.4%, respectively, compared to approximately 25.4% for each of the same periods of the prior fiscal year. Overall, direct store expenses as a percentage of sales decreased 10 basis points and 3 basis points for the twelve and twenty-eight weeks ended April 13, 2014, respectively, due primarily to leverage in wages as a percentage of sales.

General and administrative expenses as a percentage of sales for each of the twelve and twenty-eight weeks ended April 13, 2014 were approximately 3.2% compared to approximately 3.0% for each of the same periods of the prior fiscal year. The increase in general and administrative expenses as a percentage of sales for the twelve and twenty-eight weeks ended April 13, 2014 was primarily due to increased investments in technology, along with a share-based payment charge of approximately $3 million during the twelve weeks ended April 13, 2014 that is not expected to recur over the remainder of the fiscal year.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Cost of goods sold and occupancy costs	$—	$—	$1	$1
Direct store expenses	8	8	18	17
General and administrative expenses	10	5	17	12
Share-based payment expense before income taxes	18	13	36	30
Income tax benefit	(7)	(5)	(14)	(11)
Net share-based payment expense	$11	$8	$22	$19

Pre-opening expenses totaled approximately $11 million and $27 million for the twelve and twenty-eight weeks ended April 13, 2014, respectively, and approximately $10 million and $24 million, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $2 million and $7 million for the twelve and twenty-eight weeks ended April 13, 2014, respectively, compared to approximately $3 million and $7 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
New stores	3	4	12	13
Relocated stores	—	2	1	3

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, gift card breakage and other income, totaled approximately $2 million and $6 million for the twelve and twenty-eight weeks ended April 13, 2014, respectively, compared to approximately $3 million and $6 million, respectively, for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% for each of the twelve and twenty-eight weeks ended April 13, 2014 compared to approximately 38.5% and 38.6%, respectively, for the same periods of the prior fiscal year.

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

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Net income	$142	$142	$300	$288
Provision for income taxes	91	89	192	181
Investment and other income, net of interest expense	(2)	(3)	(6)	(6)
Operating income	231	228	486	463
Depreciation and amortization	87	77	198	179
EBITDA	$318	$305	$684	$642

Sales	$3,322	$3,027	$7,561	$6,883
EBITDA margin	9.6%	10.1%	9.0%	9.3%

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings are annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects an average of the trailing four quarters. ROIC was as follows (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Net income	$142	$142	$300	$288

Total rent expense, net of tax (1)	56	51	125	117
Estimated depreciation on capitalized operating leases, net of tax (2)	(37)	(34)	(83)	(78)
Adjusted earnings, including interest related to operating leases	161	159	342	327

Annualized adjusted earnings	$618	$615	$558	$535
Annualized adjusted earnings, including interest related to operating leases	$698	$688	$635	$607

Average working capital, excluding current portion of long-term debt	$877	$975	$877	$975
Average property and equipment, net	2,481	2,196	2,481	2,196
Average other assets	1,145	1,004	1,145	1,004
Average other liabilities	(551)	(496)	(551)	(496)
Average invested capital	$3,952	$3,679	$3,952	$3,679
Average estimated asset base of capitalized operating leases (3)	2,995	2,841	2,995	2,841
Average invested capital, adjusted for capitalization of operating leases	$6,947	$6,520	$6,947	$6,520

ROIC	15.6%	16.7%	14.1%	14.5%
ROIC, adjusted for capitalization of operating leases	10.0%	10.6%	9.1%	9.3%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	April 13, 2014	September 29, 2013
Cash and cash equivalents	$305	$290
Short-term investments - available-for-sale securities	779	733
Total	$1,084	$1,023

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $278 million and $302 million at April 13, 2014 and September 29, 2013, respectively.

We generated cash flows from operating activities totaling approximately $619 million during the twenty-eight weeks ended April 13, 2014 compared to approximately $590 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $431 million for the twenty-eight weeks ended April 13, 2014 compared to approximately $3 million for the same period of the prior fiscal year. Net purchases of available-for-sale securities totaled approximately $41 million during the twenty-eight weeks ended April 13, 2014 compared to net sales and maturities of approximately $297 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 13, 2014 totaled approximately $362 million, of which approximately $207 million was for new store development. Capital expenditures for the twenty-eight weeks ended April 14, 2013 totaled approximately $264 million, of which approximately $157 million was for new store development. The following table provides information about the Company’s store growth and development activities:

	New and acquired stores during fiscal year 2013	New and acquired stores during fiscal year 2014 as of May 6, 2014	Properties tendered as of May 6, 2014	Total leases signed as of May 6, 2014 (1)
Number of stores (including relocations)	32	18	36	114
Number of relocations	5	1	3	12
Percentage in new markets	31%	56%	28%	18%
Average store size (gross square feet)	36,000	34,000	41,000	40,000
Total square footage	1,137,000	618,000	1,471,000	4,607,000
Average tender period in months	8.7
Average pre-opening expense per store	$2 million
Average pre-opening rent per store	$1 million
(1) Includes leases for properties tendered

The following table provides information about the Company’s estimated store growth, including acquired and relocated stores, through fiscal year 2015:

	Estimated store growth	Ending store count	Ending gross square footage	Ending square footage growth
Fiscal year 2014	36 - 39	397 - 400	15.1 - 15.2 million	9% - 10%
Fiscal year 2015	38 - 45	432 - 440	16.5 - 16.8 million	9% - 11%

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 114 stores in our current store development pipeline. As of May 6, 2014, the Company had 379 stores totaling approximately 14.4 million square feet and expects to cross the 500-store mark in fiscal year 2017. Longer term, the Company sees demand for 1,200 Whole Foods Market stores in the United States. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $168 million for the twenty-eight weeks ended April 13, 2014 compared to approximately $473 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2014, the Company’s Board of Directors declared a 20% increase in the quarterly dividend to $0.12 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2014 to date and fiscal year 2013 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014 (1)	0.12	April 11, 2014	April 22, 2014	45
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013	0.10	September 27, 2013	October 8, 2013	37
(1) Dividend accrued at April 13, 2014

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

The following table outlines the share repurchase programs authorized by the Company’s Board of Directors, and the related repurchase activity as of May 15, 2014 (in millions):

			Cost of repurchases
Authorization date	Expiration date	Amount authorized	First and second quarter of fiscal year 2014	Third quarter of fiscal year 2014 to date	Authorization available
November 15, 2012	December 31, 2014	$300	$117	$183	$—
November 1, 2013	December 31, 2015	500	—	178	322
		$800	$117	$361	$322

Share repurchase activity for fiscal year 2014 through May 15, 2014 and fiscal year 2013 was as follows (in millions, except per share amounts):

	Number of common shares acquired	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2014:
First Quarter	1.1	$56.06	$62
Second Quarter	1.0	52.86	55
Third Quarter to date	9.1	39.45	361
Total fiscal year 2014	11.2	$42.31	$478
Fiscal year 2013:
First Quarter	0.5	$46.04	$26
Second Quarter	0.9	43.46	37
Third Quarter	0.5	51.83	25
Fourth Quarter	0.7	55.36	37
Total fiscal year 2013	2.6	$48.70	$125

Subsequent to the end of the second quarter of fiscal year 2014, the Company repurchased approximately 9.1 million shares of the Company’s common stock at an average price per share of $39.45 for a total of approximately $361 million.

Under the repurchase programs, purchases can be made from time to time using a variety of methods, including open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the repurchase programs does not obligate the Company to acquire any particular amount of common stock and they may be suspended or discontinued at any time at the Company’s discretion.

Net proceeds to the Company from the exercise of stock options by team members for the twenty-eight weeks ended April 13, 2014 totaled approximately $24 million compared to approximately $16 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At April 13, 2014 and September 29, 2013, approximately 41.3 million shares and 42.3 million shares of our common stock, respectively, were available for future stock incentive grants.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of April 13, 2014 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$95	$5	$10	$10	$70
Operating lease obligations (1)	7,907	374	887	939	5,707
Total	$8,002	$379	$897	$949	$5,777
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 13, 2014 totaled approximately $5 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of April 13, 2014, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Our principal historical sources of liquidity have included cash generated by operations, available cash and cash equivalents, and short-term investments. Absent any significant change in market conditions, we expect planned expansion and other anticipated working capital and capital expenditure requirements for the next 12 months will be funded by these sources. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that other sources of capital will be available to us in the future.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 13, 2014 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended April 13, 2014.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 20, 2014 - February 16, 2014	—	$—	—	738,000,104
February 17, 2014 - March 16, 2014	843,272	$53.36	843,272	693,000,109
March 17, 2014 - April 13, 2014	202,079	$50.74	202,079	682,745,659
Total	1,045,351	$52.86	1,045,351

(1)	Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2014.

(2)
On November 2, 2011, the Company announced that the Company’s Board of Directors authorized a share repurchase program in the amount of $200 million, of which approximately $47 million in remaining authorization expired on November 1, 2013. On November 15, 2012, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $300 million through December 31, 2014. The authorization of this program was announced by the Company on November 20, 2012. On November 6, 2013 the Company announced a share repurchase program authorized by the Company’s Board of Directors on November 1, 2013, whereby the Company may repurchase an amount of outstanding shares of common stock of the Company up to an aggregate amount of $500 million through December 31, 2015. This repurchase program is in addition to, and does not supersede or modify, the Company’s previously authorized program. Under the repurchase programs, purchases can be made from time to time using a variety of methods, including open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic conditions and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the repurchase programs does not obligate the Company to acquire any particular amount of common stock and they may be suspended or discontinued at any time at the Company’s discretion.

Item 6. Exhibits.

Exhibit 10.1 (1)	Third Amendment, effective February 20, 2014, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc.
Exhibit 21.1 (1)	Subsidiaries of the Registrant
Exhibit 31.1 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a)
Exhibit 31.2 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 31.3 (1)	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 32.1 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.3 (2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 101 (1)
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 13, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	May 16, 2014	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)