Form 10-Q
period 2014-07-06
WHOLE FOODS MARKET INC
filed 2014-08-08
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 6, 2014; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 1, 2014 was 361,245,229 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	July 6, 2014	September 29, 2013
Current assets:
Cash and cash equivalents	$264	$290
Short-term investments - available-for-sale securities	532	733
Restricted cash	109	111
Accounts receivable	230	188
Merchandise inventories	429	414
Prepaid expenses and other current assets	109	93
Deferred income taxes	166	151
Total current assets	1,839	1,980
Property and equipment, net of accumulated depreciation and amortization	2,827	2,428
Long-term investments - available-for-sale securities	166	302
Goodwill	708	679
Intangible assets, net of accumulated amortization	82	65
Deferred income taxes	87	72
Other assets	25	12
Total assets	$5,734	$5,538

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$2	$1
Accounts payable	269	247
Accrued payroll, bonus and other benefits due team members	395	367
Dividends payable	44	37
Other current liabilities	572	436
Total current liabilities	1,282	1,088
Long-term capital lease obligations, less current installments	60	26
Deferred lease liabilities	538	500
Other long-term liabilities	41	46
Total liabilities	1,921	1,660

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 377.1 and 375.7 shares issued; 362.7 and 372.4 shares outstanding at 2014 and 2013, respectively	2,852	2,765
Common stock in treasury, at cost, 14.4 and 3.3 shares at 2014 and 2013, respectively	(624)	(153)
Accumulated other comprehensive income	2	1
Retained earnings	1,583	1,265
Total shareholders’ equity	3,813	3,878
Total liabilities and shareholders’ equity	$5,734	$5,538

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Sales	$3,377	$3,058	$10,938	$9,941
Cost of goods sold and occupancy costs	2,163	1,939	7,048	6,373
Gross profit	1,214	1,119	3,890	3,568
Direct store expenses	849	781	2,766	2,529
General and administrative expenses	102	95	341	302
Pre-opening expenses	18	13	45	37
Relocation, store closure and lease termination costs	2	2	9	9
Operating income	243	228	729	691
Investment and other income, net of interest expense	4	2	10	8
Income before income taxes	247	230	739	699
Provision for income taxes	96	88	288	269
Net income	$151	$142	$451	$430

Basic earnings per share	$0.41	$0.38	$1.22	$1.16
Weighted average shares outstanding	365.0	371.4	369.9	370.9

Diluted earnings per share	$0.41	$0.38	$1.21	$1.15
Weighted average shares outstanding, diluted basis	367.2	374.6	372.9	374.2

Dividends declared per common share	$0.12	$0.10	$0.36	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Net income	$151	$142	$451	$430
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	(6)	1	(11)
Other comprehensive income (loss), net of tax	4	(6)	1	(11)
Comprehensive income	$155	$136	$452	$419

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Forty weeks ended July 6, 2014 and fiscal year ended September 29, 2013
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 30, 2012	370.9	$2,592	$(28)	$5	$1,233	$3,802
Net income	—	—	—	—	551	551
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($1.40 per common share)	—	—	—	—	(519)	(519)
Issuance of common stock pursuant to team member stock plans	4.1	81	—	—	—	81
Purchase of treasury stock	(2.6)	—	(125)	—	—	(125)
Tax benefit related to exercise of team member stock options	—	36	—	—	—	36
Share-based payment expense	—	56	—	—	—	56
Balances at September 29, 2013	372.4	2,765	(153)	1	1,265	3,878
Net income	—	—	—	—	451	451
Other comprehensive income, net of tax	—	—	—	1	—	1
Dividends ($0.36 per common share)	—	—	—	—	(133)	(133)
Issuance of common stock pursuant to team member stock plans	1.5	28	7	—	—	35
Purchase of treasury stock	(11.2)	—	(478)	—	—	(478)
Tax benefit related to exercise of team member stock options	—	8	—	—	—	8
Share-based payment expense	—	51	—	—	—	51
Balances at July 6, 2014	362.7	$2,852	$(624)	$2	$1,583	$3,813

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Forty weeks ended
	July 6, 2014	July 7, 2013
Cash flows from operating activities
Net income	$451	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	257
Share-based payment expense	51	43
LIFO expense	11	2
Deferred income tax benefit	(30)	(24)
Excess tax benefit related to exercise of team member stock options	(8)	(30)
Accretion of premium/discount on marketable securities	22	23
Deferred lease liabilities	28	36
Other	8	13
Net change in current assets and liabilities:
Accounts receivable	(46)	15
Merchandise inventories	(24)	(18)
Prepaid expenses and other current assets	(13)	(12)
Accounts payable	22	(16)
Accrued payroll, bonus and other benefits due team members	28	49
Other current liabilities	76	54
Net change in other long-term liabilities	(3)	(4)
Net cash provided by operating activities	859	818
Cash flows from investing activities
Development costs of new locations	(329)	(226)
Other property and equipment expenditures	(196)	(151)
Purchase of intangible assets	(19)	—
Purchases of available-for-sale securities	(648)	(1,104)
Sales and maturities of available-for-sale securities	959	1,393
Decrease (increase) in restricted cash	2	(7)
Payment for purchase of acquired entities, net of cash acquired	(73)	(22)
Other investing activities	(17)	(7)
Net cash used in investing activities	(321)	(124)
Cash flows from financing activities
Common stock dividends paid	(126)	(471)
Issuance of common stock	35	61
Purchase of treasury stock	(478)	(88)
Excess tax benefit related to exercise of team member stock options	8	30
Payments on capital lease obligations	(1)	(1)
Net cash used in financing activities	(562)	(469)
Effect of exchange rate changes on cash and cash equivalents	(2)	(3)
Net change in cash and cash equivalents	(26)	222
Cash and cash equivalents at beginning of period	290	89
Cash and cash equivalents at end of period	$264	$311

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$329	$296

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
July 6, 2014

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

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Sales:
United States	96.6%	96.6%	96.7%	96.6%
Canada and United Kingdom	3.4	3.4	3.3	3.4
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	July 6, 2014	September 29, 2013
Long-lived assets, net:
United States	95.9%	95.7%
Canada and United Kingdom	4.1	4.3
Total long-lived assets, net	100.0%	100.0%

(2) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which creates a new topic in the Accounting Standards Codification (“ASC”), topic 606, “Revenue from Contracts with Customers.” The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied on either a full or modified retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 30, 2018. We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends ASC 205, “Presentation of Financial Statements,” and ASC 360, “Property, Plant, and Equipment.” The amendments raise the threshold for reporting discontinued operations to only those disposals that represent a strategic shift or have a major impact on an entity’s financial results and operations. The amendments also expand related disclosure requirements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied on prospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 25, 2016. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 27, 2015. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

(3) Fair Value Measurements
The Company holds money market fund investments that are classified as cash equivalents that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. The Company also holds available-for-sale securities that are valued using a series of multi-dimensional relational models and series of matrices with standard inputs obtained from readily available pricing sources and other observable market data, such as benchmark yields and base spread.

The carrying amounts of accrued payroll, bonuses and other benefits due team members, and other accrued expenses approximate fair value because of their short maturities. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value.

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

July 6, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$28	$—	$—	$28
Treasury bills	12	—	—	12
Commercial paper	—	40	—	40
Marketable securities - available-for-sale:
Asset-backed securities	—	5	—	5
Commercial paper	—	5	—	5
Corporate bonds	—	66	—	66
Municipal bonds	—	608	—	608
Variable rate demand notes	—	14	—	14
Total	$40	$738	$—	$778

September 29, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$73	$—	$—	$73
Commercial paper	—	104	—	104
Municipal bonds	—	17	—	17
Marketable securities - available-for-sale:
Corporate bonds	—	5	—	5
Municipal bonds	—	1,010	—	1,010
Variable rate demand notes	—	20	—	20
Total	$73	$1,156	$—	$1,229

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

	July 6, 2014	September 29, 2013
Short-term marketable securities - available-for-sale:
Asset-backed securities	$1	$—
Commercial paper	5	—
Corporate bonds	31	—
Municipal bonds	481	713
Variable rate demand notes	14	20
Total short-term marketable securities	$532	$733
Long-term marketable securities - available-for-sale:
Asset-backed securities	$4	$—
Corporate bonds	35	5
Municipal bonds	127	297
Total long-term marketable securities	$166	$302

Gross unrealized holding gains and losses were not material at July 6, 2014 or September 29, 2013. Available-for-sale securities totaling approximately $126 million and $252 million were in unrealized loss positions at July 6, 2014 and September 29, 2013, respectively. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months totaled approximately $5 million and $22 million at July 6, 2014 and September 29, 2013, respectively. The Company did not recognize any other-than-temporary impairments during the forty weeks ended July 6, 2014 or fiscal year ended September 29, 2013. At July 6, 2014, the average effective maturity of the Company’s short- and long-term available-for-sale securities was approximately 7 months and 16 months, respectively, compared to approximately 5 months and 16 months, respectively, at September 29, 2013.

At July 6, 2014, the Company held $10 million in equity interest that is accounted for using the cost method of accounting. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified as “Other assets” on the Consolidated Balance Sheet. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. Additionally, the Company holds an ownership interest in a supplier company totaling approximately $4 million at July 6, 2014 which is accounted for using the equity method of accounting. The Company’s share of income and losses from our equity method investment is included in “Investment and other income” on the Consolidated Statements of Operations. No such equity interests were held as of September 29, 2013.

(5) Goodwill and Other Intangible Assets
The Company recorded goodwill totaling approximately $29 million related to the acquisition of four retail locations during the forty weeks ended July 6, 2014 and approximately $16 million primarily related to the acquisition of six retail locations during the same period of the prior fiscal year. During the forty weeks ended July 6, 2014, the Company acquired definite-lived intangible assets totaling approximately $18 million primarily related to acquired leasehold rights. The Company acquired approximately $6 million in definite-lived intangible assets, primarily favorable lease assets related to the acquisition of six retail locations, during the forty weeks ended July 7, 2013. The components of intangible assets as of the dates indicated were as follows (in millions):

	July 6, 2014		September 29, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$120	$(44)	$102	$(40)
Definite-lived marketing-related and other	1	(1)	1	(1)
Indefinite-lived contract-based	6		3
Total	$127	$(45)	$106	$(41)

Amortization expense associated with intangible assets totaled approximately $1 million and $4 million for the twelve and forty weeks ended July 6, 2014, respectively, and the same periods of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2014	$1
Fiscal year 2015	5
Fiscal year 2016	5
Fiscal year 2017	5
Fiscal year 2018	5
Future fiscal years	55
Total	$76

(6) Reserves for Closed Properties
The following table provides a summary of store closure reserve activity during the forty weeks ended July 6, 2014 and fiscal year ended September 29, 2013 (in millions):

	July 6, 2014	September 29, 2013
Beginning balance	$36	$41
Additions	3	5
Usage	(9)	(11)
Adjustments	3	1
Ending balance	$33	$36

(7) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2014 to date and fiscal year 2013 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014 (1)	0.12	July 3, 2014	July 15, 2014	44
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013	0.10	September 27, 2013	October 8, 2013	37
(1) Dividend accrued at July 6, 2014

Treasury Stock
The following table outlines the share repurchase programs authorized by the Company’s Board of Directors, and the related repurchase activity as of July 6, 2014 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 15, 2012	December 31, 2014	$300	$300	$—
November 1, 2013	December 31, 2015	500	178	322
		$800	$478	$322

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Number of common shares acquired	9.1	0.5	11.2	1.9
Average price per common share acquired	$39.45	$51.83	$42.31	$46.35
Total cost of common shares acquired	$361	$25	$478	$88

Subsequent to the end of the third quarter of fiscal year 2014, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors whereby the Company may make up to $1.0 billion in stock purchases of outstanding shares of common stock of the Company through August 1, 2016. In connection with the new share repurchase program, the $322 million in remaining authority under the Company’s existing share repurchase program was cancelled. These changes were effective as of August 1, 2014.

Under the new repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time at the Company’s discretion.

The Company repurchased approximately 2.6 million shares of the Company’s common stock under the new repurchase program at an average price per share of $38.06 for a total of approximately $100 million, subsequent to the end of third quarter of fiscal year 2014.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in millions, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Net income (numerator for basic and diluted earnings per share)	$151	$142	$451	$430

Weighted average common shares outstanding (denominator for basic earnings per share)	365.0	371.4	369.9	370.9
Incremental common shares attributable to dilutive effect of share-based awards	2.2	3.2	3.0	3.3
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	367.2	374.6	372.9	374.2

Basic earnings per share	$0.41	$0.38	$1.22	$1.16

Diluted earnings per share	$0.41	$0.38	$1.21	$1.15

The computation of diluted earnings per share for the twelve and forty weeks ended July 6, 2014 does not include share-based awards to purchase approximately 13.8 million shares and 7.2 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for the twelve and forty weeks ended July 7, 2013 does not include share-based awards to purchase approximately 8.6 million shares and 7.6 million shares of common stock, respectively, due to the antidilutive effect.

(9) Share-Based Payments
Share-based payment expense before income taxes recognized during the twelve and forty weeks ended July 6, 2014 totaled approximately $15 million and $51 million, respectively, and approximately $13 million and $43 million, respectively, for the same periods of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Cost of goods sold and occupancy costs	$1	$—	$2	$1
Direct store expenses	8	7	26	24
General and administrative expenses	6	6	23	18
Share-based payment expense before income taxes	15	13	51	43
Income tax benefit	(6)	(5)	(20)	(16)
Net share-based payment expense	$9	$8	$31	$27

At July 6, 2014 and September 29, 2013, approximately 37.4 million shares and 42.3 million shares of the Company’s common stock, respectively, were available for future stock incentive grants.

Stock Options
On May 16, 2014, the Company issued its annual grant of stock options to team members and directors. The following table summarizes stock option activity during the forty weeks ended July 6, 2014 (in millions, except per share amounts and contractual lives in years):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding options at September 29, 2013	19.2	$36.90
Options granted	5.2	40.26
Options exercised	(1.1)	24.73
Options expired	—	—
Options forfeited	(0.5)	42.33
Outstanding options at July 6, 2014	22.8	$38.19	5.02	$114
Vested/expected to vest at July 6, 2014	21.6	$37.92	4.70	$113
Exercisable options at July 6, 2014	9.6	$32.40	3.96	$92

The weighted average grant date fair value of options granted during the forty weeks ended July 6, 2014 was $9.68. The aggregate intrinsic value of stock options at exercise, represented in the table above, for the forty weeks ended July 6, 2014 was approximately $31 million. At July 6, 2014 and September 29, 2013, there was approximately $124 million and $130 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 12.0 million shares and 12.4 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 3.1 years.

A summary of stock options outstanding and exercisable at July 6, 2014 follows (share amounts in millions):

Range of Exercise Prices		Options Outstanding			Options Exercisable
From	To	Number of options outstanding	Weighted average exercise price	Weighted average remaining life (in years)	Number of options exercisable	Weighted average exercise price
$9.45	$18.49	1.0	$9.60	1.88	1.0	$9.52
20.42	28.50	2.6	20.43	3.50	2.3	20.42
31.25	37.91	8.2	34.77	5.43	2.5	31.25
40.81	46.28	6.3	44.29	4.85	2.8	44.26
51.25	59.15	4.7	51.93	6.02	1.0	51.86
Total		22.8	$38.19	5.02	9.6	$32.40

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013
Expected dividend yield	0.960%	0.880%
Risk-free interest rate	1.16%	0.77%
Expected volatility	30.61%	31.25%
Expected life, in years	3.94	3.96

Risk-free interest rate is based on the U.S. Treasury yield curve on the date of the grant for the time period equal to the expected term of the grant. Expected volatility is calculated using a ratio of implied volatility based on the Newton-Raphson method of bisection, and four or six year historical volatilities based on the expected life of each tranche of options. The Company determined the use of both implied volatility and historical volatility represents a more accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five or seven years. Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised halfway between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. In addition to the above valuation assumptions, the Company estimates an annual forfeiture rate for unvested options and adjusts fair value expense accordingly. The Company monitors actual forfeiture experience and adjusts the rate from time to time as necessary.

Restricted Stock
During the forty weeks ended July 6, 2014 and July 7, 2013, the Company awarded approximately 0.2 million shares and 0.1 million shares of restricted common stock, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date for the forty weeks ended July 6, 2014 and July 7, 2013 totaled approximately $11 million and $4 million, respectively.

Total share-based payment expense related to restricted shares for the twelve and forty weeks ended July 6, 2014 totaled approximately $1 million and $3 million, respectively, and is included in the “General and administrative expenses” line item on the Consolidated Statements of Operations. Share-based payment expense related to restricted shares was not material during fiscal year 2013. At July 6, 2014 and September 29, 2013, there was approximately $11 million and $3 million of unrecognized share-based payment expense, respectively, related to unvested restricted stock. The Company anticipates this expense to be recognized over a weighted average period of 4.2 years.

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

Overview
Whole Foods Market, Inc. is the leading retailer of natural and organic foods and America’s first national “Certified Organic” grocer. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our core mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of July 6, 2014, operated 386 stores: 369 stores in 41 U.S. states and the District of Columbia; 8 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-third full week after the store was opened. Stores acquired in purchase acquisitions enter the comparable store base effective the fifty-third full week following the date of acquisition. Identical store sales exclude sales from relocated and remodeled stores with square footage changes greater than 20% from the comparable calculation to reduce the impact of square footage changes on the comparison. Stores closed for eight or more days are excluded from the comparable and identical store base from the first fiscal week of closure until re-opened for a full fiscal week. Comparable and identical sales growth is calculated on a same-calendar-week to same-calendar-week basis. The methods used to calculate comparable and identical store sales may differ between companies. As a result, our comparable and identical store sales calculations may not be comparable to similar data provided by other companies.

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

Highlights for the Third Quarter of Fiscal Year 2014
During the twelve weeks ended July 6, 2014, sales increased 10.4% to a record $3.4 billion and diluted earnings per share were $0.41. For the twelve weeks ended July 6, 2014:

•	Comparable store sales increased 3.9%, including a positive impact of approximately 60 basis points from Easter shifting from the second quarter last year to the third quarter this year;

•	Average weekly sales per store totaled $736,000, translating to sales per square foot of over $1,000;

•	Operating income as a percentage of sales totaled 7.2%;

•	EBITDA margin totaled 9.8%; and

•	Return on invested capital (“ROIC”) was 16.4%.

We produced approximately $240 million in cash flows from operations and invested approximately $163 million in capital expenditures, of which approximately $122 million related to new stores. During the twelve weeks ended July 6, 2014, we opened eight new stores and completed the acquisition of four New Frontiers Natural Marketplace stores, increasing year-over-year square footage almost 10% to 14.6 million square feet. In addition, we returned approximately $44 million in quarterly cash dividends to common shareholders and repurchased approximately $361 million of our common stock. At July 6, 2014, we had cash, restricted cash and investments totaling approximately $1.1 billion.

Updated Outlook for Fiscal Year 2014
The Company reaffirmed its diluted earnings per share outlook for fiscal year 2014 as shown in the following table. The Company notes the fourth fiscal quarter is seasonally its weakest quarter of the year in terms of average weekly sales and store contribution. In addition, store openings in the quarter will be back-end loaded. The Company’s outlook does not include potential future share repurchases.

	Forty weeks ended July 6, 2014	Implied fourth quarter of fiscal year 2014	Estimated fiscal year 2014
Sales growth	10.0%	8.5% - 9.5%	9.6% - 9.9%
Comparable store sales growth	4.6%	2.5% - 3.5%	4.1% - 4.4%
LIFO charge	$11 million	$9 - $11 million	$20 - $22 million
General and administrative expenses as a percentage of sales	3.1%	3.2%	3.1%
Pre-opening and relocation expenses	$54 million	$21 - $23 million	$75 - $77 million
Diluted earnings per share	$1.21	$0.31 - $0.33	$1.52 - $1.54
Diluted earnings per share growth	5%	(4%) - 2%	3% - 4%

The Company expects ending square footage growth of 10% in fiscal year 2014. The Company expects capital expenditures for fiscal year 2014 to be in the range of approximately $725 million to $750 million, which includes 38 new and acquired stores.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.0	63.4	64.4	64.1
Gross profit	36.0	36.6	35.6	35.9
Direct store expenses	25.1	25.6	25.3	25.4
General and administrative expenses	3.0	3.1	3.1	3.0
Pre-opening expenses	0.5	0.4	0.4	0.4
Relocation, store closure and lease termination costs	0.1	—	0.1	0.1
Operating income	7.2	7.5	6.7	7.0
Investment and other income, net of interest expense	0.1	0.1	0.1	0.1
Income before income taxes	7.3	7.5	6.8	7.0
Provision for income taxes	2.8	2.9	2.6	2.7
Net income	4.4%	4.6%	4.1%	4.3%
Figures may not sum due to rounding.

Sales for the twelve and forty weeks ended July 6, 2014 totaled approximately $3.4 billion and $10.9 billion, respectively, increasing 10.4% and 10.0%, respectively, over the same periods of the prior fiscal year. Average weekly sales per store for the twelve and forty weeks totaled approximately $736,000 and $731,000, respectively, translating to sales per gross square foot of approximately $1,010 and $1,000, respectively. Comparable store sales increased 3.9% and 4.6% during the twelve and forty weeks ended July 6, 2014, respectively. Comparable store sales during the twelve weeks ended July 6, 2014, included a positive impact of approximately 60 basis points from Easter shifting from the second quarter in the prior fiscal year to the third quarter of the current fiscal year. As of July 6, 2014, there were 352 locations in the comparable store base. New, relocated and acquired stores that are not included in the comparable store base contributed approximately 6.4% and 6.1% of sales during the twelve and forty weeks ended July 6, 2014, respectively. A spread of approximately 40 basis points between comparable store and identical store sales growth during the twelve weeks ended July 6, 2014 was due to three relocations and one expansion. A spread of approximately 50 basis points between comparable store and identical store sales growth during the forty weeks ended July 6, 2014 was due to six relocations and one expansion.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 6, 2014 was approximately 36.0% and 35.6%, respectively, compared to approximately 36.6% and 35.9%, respectively, for the same periods of the prior fiscal year. Gross profit as a percentage of sales decreased 63 basis points and 33 basis points for the twelve and forty weeks ended July 6, 2014, respectively, compared to the same periods of the prior fiscal year, due primarily to an increase in cost of goods sold as a percentage of sales. Net LIFO inventory reserves increased approximately $11 million during the twelve weeks ended July 6, 2014, due primarily to inflation in product cost, as compared to a decrease of $1 million for the same period of the prior fiscal year, resulting in a negative impact of 33 basis points year over year. During the forty weeks ended July 6, 2014, the net LIFO inventory reserves increased approximately $11 million as compared to an increase of approximately $2 million in the same period of the prior year, resulting in an 8 basis point decrease in gross profit as a percentage of sales.

Direct store expenses as a percentage of sales for the twelve and forty weeks ended July 6, 2014 were approximately 25.1% and 25.3%, respectively, compared to approximately 25.6% and 25.4% for the same periods of the prior fiscal year. Overall, direct store expenses as a percentage of sales decreased 43 basis points and 15 basis points for the twelve and forty weeks ended July 6, 2014, respectively, due primarily to leverage in health care costs and wages as a percentage of sales.

General and administrative expenses as a percentage of sales for each of the twelve and forty weeks ended July 6, 2014 were approximately 3.0% and 3.1% compared to approximately 3.1% and 3.0% for the same periods of the prior fiscal year.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Cost of goods sold and occupancy costs	$1	$—	$2	$1
Direct store expenses	8	7	26	24
General and administrative expenses	6	6	23	18
Share-based payment expense before income taxes	15	13	51	43
Income tax benefit	(6)	(5)	(20)	(16)
Net share-based payment expense	$9	$8	$31	$27

Pre-opening expenses totaled approximately $18 million and $45 million for the twelve and forty weeks ended July 6, 2014, respectively, and approximately $13 million and $37 million, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $2 million and $9 million for the twelve and forty weeks ended July 6, 2014 and July 7, 2013, respectively.

The numbers of stores opened, acquired and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
New and acquired stores	12	4	24	17
Relocated stores	—	—	1	3

Investment and other income, net of interest expense, which includes interest income, investment gains and losses, gift card breakage and other income, totaled approximately $4 million and $10 million for the twelve and forty weeks ended July 6, 2014, respectively, compared to approximately $2 million and $8 million, respectively, for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% for each of the twelve and forty weeks ended July 6, 2014 compared to approximately 38.5% for each of the same periods of the prior fiscal year.

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

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Net income	$151	$142	$451	$430
Provision for income taxes	96	88	288	269
Investment and other income, net of interest expense	(4)	(2)	(10)	(8)
Operating income	243	228	729	691
Depreciation and amortization	88	78	286	257
EBITDA	$331	$306	$1,015	$948

Sales	$3,377	$3,058	$10,938	$9,941
EBITDA margin	9.8%	10.0%	9.3%	9.5%

The Company defines ROIC as annualized adjusted earnings divided by average invested capital. Earnings are annualized on a 52-week basis. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects an average of the trailing four quarters. ROIC was as follows (in millions):

	Twelve weeks ended		Forty weeks ended
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Net income	$151	$142	$451	$430

Total rent expense, net of tax (1)	57	52	182	169
Estimated depreciation on capitalized operating leases, net of tax (2)	(39)	(35)	(122)	(113)
Adjusted earnings, including interest related to operating leases	169	159	511	486

Annualized adjusted earnings	$651	$614	$586	$559
Annualized adjusted earnings, including interest related to operating leases	$734	$689	$665	$632

Average working capital, excluding current portion of long-term debt	$805	$945	$805	$945
Average property and equipment, net	2,607	2,249	2,607	2,249
Average other assets	1,119	1,033	1,119	1,033
Average other liabilities	(563)	(511)	(563)	(511)
Average invested capital	$3,968	$3,716	$3,968	$3,716
Average estimated asset base of capitalized operating leases (3)	3,081	2,895	3,081	2,895
Average invested capital, adjusted for capitalization of operating leases	$7,049	$6,611	$7,049	$6,611

ROIC	16.4%	16.5%	14.8%	15.0%
ROIC, adjusted for capitalization of operating leases	10.4%	10.4%	9.4%	9.6%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	July 6, 2014	September 29, 2013
Cash and cash equivalents	$264	$290
Short-term investments - available-for-sale securities	532	733
Total	$796	$1,023

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $166 million and $302 million at July 6, 2014 and September 29, 2013, respectively.

We generated cash flows from operating activities totaling approximately $859 million during the forty weeks ended July 6, 2014 compared to approximately $818 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $321 million for the forty weeks ended July 6, 2014 compared to approximately $124 million for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $311 million during the forty weeks ended July 6, 2014 compared to approximately $289 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. Net payments for the purchase of acquired entities totaled approximately $73 million during the forty weeks ended July 6, 2014 related to the acquisition of certain land and buildings, which have cash flows from existing tenants, and four retail locations. During the same period of the prior year, net payments for the purchase of acquired entities totaled approximately $22 million primarily related to the acquisition six retail locations. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 6, 2014 totaled approximately $525 million, of which approximately $329 million was for new store development. Capital expenditures for the forty weeks ended July 7, 2013 totaled approximately $377 million, of which approximately $226 million was for new store development. The following table provides information about the Company’s store growth and development activities:

	New and acquired stores during fiscal year 2013	New and acquired stores during fiscal year 2014 as of July 30, 2014	Properties tendered as of July 30, 2014	Total leases signed as of July 30, 2014 (1)
Number of stores (including relocations)	32	27	31	116
Number of relocations	5	1	5	14
Percentage in new markets	31%	56%	23%	19%
Average store size (gross square feet)	36,000	36,000	41,000	41,000
Total square footage	1,137,000	968,000	1,286,000	4,707,000
Average tender period in months	8.7
Average pre-opening expense per store	$2 million
Average pre-opening rent per store	$1 million
(1) Includes leases for properties tendered

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 116 stores in our current store development pipeline. As of July 30, 2014, the Company had 388 stores totaling approximately 14.7 million square feet and expects to cross the 500-store mark in fiscal year 2017. Longer term, the Company sees demand for 1,200 Whole Foods Market stores in the United States. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $562 million for the forty weeks ended July 6, 2014 compared to approximately $469 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2014, the Company’s Board of Directors declared a 20% increase in the quarterly dividend to $0.12 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2014 to date and fiscal year 2013 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014 (1)	0.12	July 3, 2014	July 15, 2014	44
Fiscal year 2013:
November 29, 2012	$1.00	December 10, 2012	December 21, 2012	$371
November 7, 2012	0.10	January 18, 2013	January 29, 2013	37
March 15, 2013	0.10	April 12, 2013	April 23, 2013	37
June 12, 2013	0.10	July 5, 2013	July 16, 2013	37
September 10, 2013	0.10	September 27, 2013	October 8, 2013	37
(1) Dividend accrued at July 6, 2014

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

Share repurchase activity for fiscal year 2014 through July 6, 2014 and fiscal year 2013 was as follows (in millions, except per share amounts):

	Number of common shares acquired	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2014:
First Quarter	1.1	$56.06	$62
Second Quarter	1.0	52.86	55
Third Quarter	9.1	39.45	361
Total fiscal year 2014	11.2	$42.31	$478
Fiscal year 2013:
First Quarter	0.5	$46.04	$26
Second Quarter	0.9	43.46	37
Third Quarter	0.5	51.83	25
Fourth Quarter	0.7	55.36	37
Total fiscal year 2013	2.6	$48.70	$125

The following table outlines the share repurchase programs authorized by the Company’s Board of Directors, and the related repurchase activity as of July 6, 2014 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 15, 2012	December 31, 2014	$300	$300	$—
November 1, 2013	December 31, 2015	500	178	322
		$800	$478	$322

Subsequent to the end of the third quarter of fiscal year 2014, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors whereby the Company may make up to $1.0 billion in stock purchases of outstanding shares of common stock of the Company through August 1, 2016. In connection with the new share repurchase program, the $322 million in remaining authority under the Company’s existing share repurchase program was cancelled. These changes were effective as of August 1, 2014.

Under the new repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time at the Company’s discretion.

The Company repurchased approximately 2.6 million shares of the Company’s common stock under the new repurchase program at an average price per share of $38.06 for a total of approximately $100 million, subsequent to the end of third quarter of fiscal year 2014. The following table outlines the current share repurchase program and related repurchase activity through August 6, 2014 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$100	$900

Net proceeds to the Company from the exercise of stock options by team members for the forty weeks ended July 6, 2014 totaled approximately $35 million compared to approximately $61 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At July 6, 2014 and September 29, 2013, approximately 37.4 million shares and 42.3 million shares of our common stock, respectively, were available for future stock incentive grants.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of July 6, 2014 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$94	$5	$10	$10	$69
Operating lease obligations (1)	8,054	375	912	960	5,807
Total	$8,148	$380	$922	$970	$5,876
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 6, 2014 totaled approximately $5 million. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of July 6, 2014, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 6, 2014 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended July 6, 2014.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 14, 2014 - May 11, 2014	3,851,280	$39.79	3,851,280	$529,516,917
May 12, 2014 - June 8, 2014	5,288,050	39.20	5,288,050	322,240,442
June 9, 2014 - July 6, 2014	—	—	—	322,240,442
Total	9,139,330	$39.45	9,139,330

(1)	Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2014.

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

Item 6. Exhibits.

Exhibit 10.1 (1)	Form of Non-Qualified Stock Option Agreement for U.S. WFLN and Directors under the 2009 Stock Incentive Plan
Exhibit 31.1 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a)
Exhibit 31.2 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 31.3 (1)	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 32.1 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.3 (2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 101 (1)
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	August 8, 2014	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)