Form 10-K/A
period 2014-09-28
WHOLE FOODS MARKET INC
filed 2015-01-26
CIK 865436

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

Whole Foods Market, Inc.
Annual Report on Form 10-K/A
For the Fiscal Year Ended September 28, 2014

EXPLANATORY NOTE

On November 21, 2014, Whole Foods Market, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 28, 2014 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before January 26, 2015 (i.e., within 120 days after the end of the Company’s 2014 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on November 21, 2014 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part I of the Original Form 10-K.

Directors
The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information in each director’s biography are as of November 21, 2014.

Dr. John Elstrott, 66, has served as the Chairman of the Board since 2009 and has served as a director of the Company since 1995, serving as Lead Director from 2001 to 2009. Dr. Elstrott is an Emeritus Professor of Entrepreneurship and the founding director of the Levy-Rosenblum Institute for Entrepreneurship at Tulane University’s Freeman School of Business, which he started in 1991. Dr. Elstrott served as a director and member of the audit, compensation and nominating and governance committees of the board of directors of Stewart Enterprises, Inc. from April 2011 to December 2013; Dr. Elstrott served as Stewart’s lead independent director from January 2012 to December 2013. Dr. Elstrott has a PhD in Economics and significant business experience, including over 40 years of experience as an entrepreneur and investor. Dr. Elstrott brings to our Board of Directors leadership, financial and risk assessment experience as well as his entrepreneurial experience and history with the Company.

Gabrielle Greene-Sulzberger, 54, has served as a director of the Company since 2003. Ms. Greene-Sulzberger has served as a Principal of a diversified investment fund, Rustic Canyon/Fontis Partners, LP, since its inception in October 2005. In addition, Ms. Greene-Sulzberger served as Chief Financial Officer of the Villanueva Companies, a private holding company with diverse investment interests, from 2002 through 2005. Ms. Greene-Sulzberger also serves on the board of directors of Stage Stores, Inc. Ms. Greene-Sulzberger brings to our Board of Directors financial, leadership and risk assessment experience as well as her entrepreneurial experience and history with the Company.

Shahid (Hass) Hassan, 66, has served as a director of the Company since 2005. Mr. Hassan has been a General Partner of Greenmont Capital, an investment firm, since 2006. Mr. Hassan was a co-founder, President and CEO of Alfalfa’s Market, President of Wild Oats Marketplace and founded Fresh & Wild, Ltd., an organic food retailer in the United Kingdom, in 1999. Mr. Hassan served as President and Executive Chairman of Fresh & Wild from 1999 until 2004, when it was acquired by the Company. Mr. Hassan has over 35 years of experience in the retail grocery business in both public company and private company settings. Mr. Hassan brings to our Board of Directors financial and risk assessment experience as well as his grocery retail, entrepreneurial and leadership experience and history with the Company.

Stephanie Kugelman, 67, has served as a director of the Company since November 2008. Ms. Kugelman is the Chairman of A.S.O., A Second Opinion, a strategy and branding consultancy she founded in 2006. She was previously Vice Chairman and Chief Strategic Officer of Young & Rubicam Brands, a worldwide marketing communications company, where she held positions of increasing responsibility commencing in 1971. Ms. Kugelman also serves on the board of directors of HSNi. Ms. Kugelman brings to our Board of Directors entrepreneurial, leadership, financial and risk assessment experience as well as her marketing strategy and branding experience.

John Mackey, 61, co-founder of the Company, has served as Co-Chief Executive Officer since May 2010, was the Chief Executive Officer from 1978 to May 2010 and was President from 2001 to 2004. Mr. Mackey has served as a director of the Company since 1978 and served as Chairman of the Board from 1978 through December 2009. Mr. Mackey brings to our Board of Directors financial and risk assessment experience as well as his grocery retail, entrepreneurial and leadership experience and history with the Company.

Walter Robb, 61, has served as Co-Chief Executive Officer since May 2010. Mr. Robb also served as the Co-President and Co-Chief Operating Officer from 2004 to May 2010, as Chief Operating Officer from 2001 to 2004, and as Executive Vice President from 2000 to 2001. Since joining the Company in 1991, Mr. Robb has also served as Store Team Leader and President of the Northern California Region. Mr. Robb has served as a director of the Company since May 2010. Mr. Robb also serves on the board of directors of The Container Store. Mr. Robb brings to our Board of Directors financial and risk assessment experience as well as his grocery retail, entrepreneurial and leadership experience and history with the Company.

Jonathan Seiffer, 43, has served as a director of the Company since December 2008. He has been a Partner of Leonard Green & Partners, L.P. since 1999 and joined Leonard Green & Partners, L.P. in 1994. Mr. Seiffer has over 20 years of experience in investment banking and private equity. Mr. Seiffer brings to our Board of Directors investment banking, financial, leadership and risk assessment experience.

Morris (Mo) Siegel, 65, has served as a director of the Company since 2003. Mr. Siegel is currently self-employed, having operated Capital Peaks Investments, an investment firm, since 2002. Mr. Siegel was the co-founder of Celestial Seasonings, Inc., serving as Chairman and CEO from 1970 until 2002. Celestial Seasonings merged with The Hain Food Group, forming The Hain Celestial Group of which Mr. Siegel served as Vice Chairman from 2000 until retiring in 2002. Mr. Siegel also served on the board of directors of Spicy Pickle Franchising, Inc. until September 2011. Mr. Siegel brings to our Board of Directors financial and risk assessment experience as well as his food products, entrepreneurial and leadership experience and history with the Company.

Jonathan Sokoloff, 57, has served as a director of the Company since December 2008. He is Managing Partner of Leonard Green & Partners, L.P., which he joined in 1990. Mr. Sokoloff served on the board of directors of Rite Aid Corporation until May 2011 and currently serves on the board of directors of The Container Store. Mr. Sokoloff brings to our Board of Directors investment banking, financial, leadership and risk assessment experience.

Dr. Ralph Sorenson, 81, has served as a director of the Company since 1994. Dr. Sorenson is the Managing Partner of the Sorenson Limited Partnership, which focuses on venture capital investments in a diverse range of entrepreneurial start-ups. Dr. Sorenson is President Emeritus of Babson College (1974-1981); Professor Emeritus and former Dean of the University of Colorado Business School (1992-present); former Chairman and CEO of Barry Wright Corporation, a NYSE company (1981-1989); and a former faculty member at the Harvard Business School (1964-1974, 1989-1992). Dr. Sorenson is a former director of the Federal Reserve Bank of Boston, a Life Trustee and former Chairman of the Board of the Boston Museum of Science, a member of the President’s Council of Olin College of Engineering, and a director of the Toyota Mobility Foundation. Over the years he has served on the boards of directors of more than a dozen public companies. Dr. Sorenson brings to our Board of Directors leadership, financial and risk assessment experience as well as his entrepreneurial experience and expertise and history with the Company.

William (Kip) Tindell, III, 61, has served as a director of the Company since November 2008. He co-founded The Container Store in 1978 and is its Chairman and CEO. Mr. Tindell serves on the Executive Committee of the National Retail Federation Board of Directors and was inducted into the Retailing Hall of Fame in 2006. Mr. Tindell brings to our Board of Directors financial and risk assessment experience as well as his entrepreneurial and retail leadership experience.

Director Nominations Process
The Nominating and Governance Committee identifies director candidates through recommendations made by members of the Board of Directors, management, shareholders and others, including the possibility of a search firm. At a minimum, a Board of

Directors nominee should have significant management or leadership experience which is relevant to the Company’s business, as well as personal and professional integrity. The Board of Directors believes it is in the best interest of the Company and its shareholders to identify and select highly qualified candidates to serve as directors and for the Board of Directors to be composed of a diverse group of individuals with different backgrounds and perspectives. Recommendations are developed based on each nominee’s knowledge and experience in a variety of fields, and research conducted by the Company’s staff at the Nominating and Governance Committee’s direction. In addition, the Company’s Corporate Governance Principles were amended in November 2014 to provide that, in performing its responsibilities to review director candidates and recommend candidates to the Board for election, the Nominating and Governance Committee should (i) ensure that candidates with a diversity of ethnicity and gender are included in each pool of candidates from which Board nominees are chosen; (ii) seek diverse candidates by ensuring director searches include nominees from both non-executive corporate positions and non-traditional environments; and (iii) review periodically the composition of the Board to ensure it reflects the knowledge, experience, skills and diversity required for the Board to fulfill its duties.

Any shareholder recommendation should be directed to the attention of the Company Secretary and should include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications for Board of Directors membership, information regarding any relationships between the candidate and the Company within the last three years, and a written indication by the recommended candidate of his or her willingness to serve. Shareholder recommendations must also comply with the notice provisions contained in the Company’s Bylaws in order to be considered (current copies of the Company’s Bylaws are available at no charge in the Company’s public filings with the Securities and Exchange Commission, on the Corporate Governance page of the Company’s website, or from the Secretary of the Company).

In determining whether to nominate a candidate, whether from an internally generated or shareholder recommendation, the Nominating and Governance Committee will consider the current composition and capabilities of serving board members, as well as additional capabilities considered necessary or desirable in light of existing and future Company needs. The Nominating and Governance Committee also exercises its independent business judgment and discretion in evaluating the suitability of any recommended candidate for nomination.

Information About our Audit Committee
The Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are Gabrielle Greene-Sulzberger (Chair), Dr. John Elstrott, Hass Hassan, Jonathan Seiffer and Mo Siegel. The Board of Directors has determined that all Audit Committee members are “audit committee financial experts” under the regulations promulgated by the Securities and Exchange Commission. The Board of Directors has also determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the Securities and Exchange Commission and the NASDAQ Listing Rules.

Code of Business Conduct
The Company expects all of its team members and directors to act in accordance with the highest standards of personal and professional integrity at all times, and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. The Board of Directors has adopted a Code of Business Conduct, which is posted on the Company’s website at http://www.wholefoodsmarket.com/sites/default/files/media/Global/Company%20Info/PDFs/CodeofBusinessConduct2013.pdf. The Code of Business Conduct applies to the Company’s principal executive officers, principal financial officer, principal accounting officer, controller and other persons who perform similar functions for the Company, in addition to the corporate directors and employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable shareholders timely filed these reports, except as set forth below:

•
Directors Jonathan Seiffer and Jonathan Sokoloff each had one late filing. They both filed a Form 4 on May 20, 2014 which inadvertently reported a grant of 2,250 shares of restricted stock, but should have instead reported a grant of 2,250 stock options. Messrs. Seiffer and Sokoloff each filed a Form 4/A on May 22, 2014 to correct the mistake.

•
Director Dr. Ralph Sorenson had two late filings related to gifts of shares to a charitable trust (which was a nonprofit family foundation over which he has no pecuniary interest) occurring in November 2011 and December 2005. Mr. Sorenson’s holdings were corrected in footnotes on a Form 4 filed on June 6, 2014.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis
Overview
The following section explains our compensation programs, with an emphasis on the compensation of our seven executive officers, who we refer to as our “named executive officers”:

•	John Mackey and Walter Robb, our Co-Chief Executive Officers

•	A.C. Gallo, our President and Chief Operating Officer

•	Glenda Flanagan, our Executive Vice President and Chief Financial Officer

•	Jim Sud, our Executive Vice President of Growth and Business Development

•	David Lannon and Ken Meyer, our Executive Vice Presidents of Operations

Securities and Exchange Commission rules require us to disclose the compensation of our principal executive officers (John Mackey and Walter Robb), our principal financial officer (Glenda Flanagan) and the three most highly compensated executive officers other than the principal executive officers and principal financial officer. We have included an additional executive officer in order to present compensation information for all of our executive officers.

2014 Shareholder Advisory Vote on Executive Compensation
At our 2014 Annual Meeting, a substantial majority of our shareholders approved the compensation of our named executive officers, with 98% of the votes cast in favor of our executive compensation proposal. Our Compensation Committee took this strong approval into account as one of many factors it considered in connection with the discharge of its responsibilities. Our Compensation Committee did not implement changes to our executive compensation program for 2014 as a result of the vote, partly because it believed that the vote demonstrated that our shareholders support the overall design of the program.

Summary of Compensation Practices
We continually evaluate our compensation practices to ensure that they help us to achieve our compensation goals and align with our core values. Set forth below are some examples of practices currently in place that demonstrate our commitment to our goals and values.

Compensation Practice	Explanation
Salary cap
As further described in the section entitled “Cash Compensation,” our compensation philosophy emphasizes internal pay equity. In this regard, we have generally limited the cash compensation of any team member (including our executive officers) to a certain multiple of the average annual wage of all full-time team members, with limited exceptions described below. For 2014, this multiple was 19 times the average annual wage.

Guideline on executive officers’ annual equity grants
As a guideline, we generally seek to limit the total number of shares issuable under our stock incentive plan to the 32 members of the Whole Foods Leadership Network (which includes our executive officers) to approximately 10% of all shares issuable under equity grants made to all team members in a fiscal year. This guideline is part of our internal pay equity considerations when we set executive compensation. Exceptions to this limit have been made in certain years, including fiscal year 2014.

Recoupment policy
We adopted a recoupment policy that applies to compensation paid in fiscal year 2014 and going forward. Under the policy, our Compensation Committee may seek to recoup from our current and former named executive officers any excess incentive based cash compensation awarded as a result of an accounting restatement due to material noncompliance with financial reporting requirements under the U.S. federal securities laws. Although we may need to revise our policy depending on the final recoupment rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we believe this policy is a good governance practice that would be beneficial for our Company even ahead of the final rules.

Benchmarking
While our Compensation Committee may review practices of other companies to have a point of reference when making compensation decisions, we do not “benchmark” our executive officers’ compensation so that it must equal a certain percentage of compensation awarded by other companies. We believe that such benchmarking has been a factor in the exponential growth in executive compensation that is common at other companies, and that it is not the best practice for our own Company’s stakeholders.

Pay equity among executive officers
Except as noted below, each of our executive officers generally receives the same base salary and annual bonus (before any reductions due to the salary cap) and the same size annual “leadership grant” of stock options, although we from time to time award additional equity grants which may vary in size among the executives. Our executive officers act as a team, and we believe this pay equity emphasizes their teamwork and is fair to them and our stakeholders. Mr. Mackey voluntarily reduced his salary to $1 and elected to forgo any future bonus and stock option awards effective January 1, 2007.

Egalitarian welfare benefit structure with limited perquisites	Our executive officers generally receive the same benefits that other full-time team members receive, including a team member purchase discount card and health insurance.
No Section 280G tax gross ups	We do not provide Internal Revenue Code Section 280G “golden parachute” tax gross ups.
No new hedging or pledging arrangements by executive officers	Since January 2013, our insider trading policy has prohibited our executive officers (and other Section 16 insiders) from entering into any new hedging or pledging arrangements involving our stock.

Objectives of Our Compensation Programs
Our compensation and benefit programs reflect our philosophy of egalitarianism. While the programs and individual pay levels will always reflect differences in job responsibilities, geographies and marketplace considerations, the overall structure of compensation and benefit programs should be broadly similar across the organization.

The primary objective of our compensation programs, including our executive compensation program, is to attract and retain over the long term qualified and energetic team members who are enthusiastic about our mission and culture, providing them with sufficient income and other benefits to keep them focused on the Company as their employer. A further objective of our compensation programs is to reward each of our team members for their contribution to the Company. Finally, we endeavor to ensure that our compensation programs are perceived as fundamentally fair to all stakeholders.

Our Compensation Committee is empowered to review and approve, or in some cases recommend for the approval of the full Board of Directors, the annual compensation and compensation procedures for our seven executive officers.

Elements of Executive Compensation Program
The elements of our executive compensation program are similar to the elements used by many companies and are as follows:

1.	Cash Compensation – including base salary and bonus

2.	Equity Compensation – including stock option grants and, in some years, restricted share issuances

3.	Executive Retention Plan and Non-Compete Arrangement

The exact base pay, bonus formulas, equity grants, cash salary cap, and agreement terms are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining team members who may have other attractive employment opportunities. Other than benefit hours pool balances (described below), cash compensation generally is paid as earned.

Cash Compensation: What Our Compensation Program Is Designed to Reward

Annual executive officer cash compensation consists of a base salary component and the incentive component discussed below. Our cash compensation program is designed to reward teamwork and each team member’s contribution to the Company.

Our executive officers (other than Mr. Mackey, who voluntarily reduced his salary to $1 and elected to forgo future cash compensation and equity awards effective January 1, 2007) participate in our Bonus Plan. Under this plan, in measuring the executive officers’ contribution to the Company, our Compensation Committee considers numerous factors, including the Company’s growth and financial performance through reference to the metrics set forth below and general marketplace conditions. The Bonus Plan includes qualitative and quantitative components.

The qualitative bonus amount is determined at the end of each fiscal year by our Compensation Committee in its discretion, provided this amount is limited to no more than 30% of the applicable executive officer’s annual base salary. Historically, the committee has determined the quantitative and qualitative portions of the bonus for the executive officers as a group, and has not differentiated among the officers based on personal performance. In determining the qualitative bonus amount, our Compensation Committee attempts to reward specific accomplishments that are important to the long-term health of the Company.

For example, the committee may consider subjective factors such as long-term strategy development, future company leader development, product differentiation plans, vendor relationships, and generally how smoothly the executive team is working together. Our Compensation Committee believes that such factors may not be reflected in a single year’s quantitative results. The qualitative portion of the Bonus Plan also may be used to recognize and reward the role of the executive officers in meeting other challenges that are not reflected in the quantitative bonus criteria, either because they are unanticipated or because they are due to general economic conditions. For example, if the Company’s results of operations were below expectations as a result of an unexpectedly weak U.S. economy, but the Company significantly outperformed most other food retailers and/or our own revised expectations due to the management team’s appropriate strategic adjustments, the quantitative bonus might not function as intended and therefore need to be adjusted to reward performance.

The following five quantitative bonus criteria were selected at the beginning of the fiscal year by the Compensation Committee in its discretion:

1.
Comparable store sales growth – the year-over-year sales growth at existing stores, calculated on a store-by-store basis. The sales of a store are deemed to be comparable commencing in the 53rd full week after the store opened or was acquired.

2.
Year-over-year improvement in earnings before interest, taxes and non-cash expenses (“EBITANCE”) – the year-over-year increase in earnings before interest, taxes and non-cash expenses. Non-cash expenses include depreciation, amortization, fixed asset impairment charges, non-cash share-based payment expenses, deferred rent and last-in, first-out (“LIFO”) charge.

3.	Return on invested capital (“ROIC”) – the result of dividing net income by average invested capital. Invested capital reflects an average of the trailing four quarters.
4.
Year-over-year improvement in Economic Value Added (“EVA”) – the year-over-year increase in net operating profits after taxes minus a charge on the cost of invested capital necessary to generate those profits.

5.	Positive free cash flow – the Company’s net cash provided by operating activities minus capital expenditures.

The list of 2014 criteria is different from the list of possible and actual criteria for 2013 in several respects:

•
For fiscal year 2013, the Compensation Committee selected six criteria from a list of thirteen possible criteria. For fiscal year 2014, the Compensation Committee eliminated eight possible criteria that had been included in the Bonus Plan since it was approved in 2009, seven of which had never been used. The reason for this elimination is that the Compensation Committee believed that the criteria it selected for fiscal year 2014 were the most useful measures of performance, and it did not believe that the eight eliminated criteria were necessary at that time.

•
A second change to the Bonus Plan criteria for fiscal year 2014 as compared to 2013 is that the Compensation Committee eliminated the metric of year-over-year improvement in average store development cost per square foot for fiscal year 2014. The required cash investment for new stores varies depending on the size of the store, geographic location, degree of landlord incentives and complexity of site development issues. To a significant degree, it also depends on how the project is structured, including costs for elements that often increase or decrease rent, e.g., lease acquisition costs, shell and/or garage costs, and landlord allowances. Because of these differences, the average development cost per square foot may vary significantly from project to project, and therefore, the Compensation Committee did not believe that year-over-year improvement in this metric was necessarily the desired result or the right goal for executive officers. The Compensation Committee believes that the ROIC metric used for fiscal year 2014 better reflects appropriate levels of capital investment in new stores.

•
A third change to the Bonus Plan criteria for 2014 as compared to 2013 is that the Compensation Committee selected ROIC rather than net operating profit after taxes (“NOPAT”) ROIC for fiscal year 2014. (NOPAT ROIC is the result of dividing NOPAT for the Company by total invested capital.) The Compensation Committee made this change because it believed that, with respect to this metric, the incentive bonus for executive officers should align with the way the Company reports ROIC in the quarterly and annual financial statements.

In selecting bonus criteria, associated amounts and weightings, the Compensation Committee attempts to determine which factors will better measure the executive officers’ performance, taking into consideration the Company’s current major goals and financial forecast, as well as general economic conditions. For example, if the Company were to dramatically increase its growth plan, positive free cash flow would be negatively impacted and the Compensation Committee might choose a different amount/weighting of this metric or choose a completely different metric.

For fiscal year 2014, with regard to the selected criteria, the following formulas and relative weightings were also approved at the beginning of the fiscal year by the Compensation Committee:

1.	Comparable store sales growth	$5,000 is earned for every 10 basis points of improvement, and the total is multiplied by 20% to weight this portion of the quantitative bonus amount.
2.	Year-over-year improvement in EBITANCE	For every dollar of results, $0.005 (or 0.50%) is earned, and the total is multiplied by 20% to weight this portion of the quantitative bonus amount.
3.	ROIC	$8,000 is earned for every 10 basis points of return, and the total is multiplied by 20% to weight this portion of the quantitative bonus amount.
4.	Year-over-year improvement in EVA	For every dollar of results, $0.0175 (or 1.75%) is earned, and the total is multiplied by 20% to weight this portion of the quantitative bonus amount.
5.	Positive free cash flow	For every dollar of results, $0.0015 (or 0.15%) is earned, and the total is multiplied by 20% to weight this portion of the quantitative bonus amount.

The weighting of positive free cash flow was increased to 20% from the 2013 level of 10% to account for the deletion of the year-over-year improvement in average store development cost per square foot metric. All criteria are adjusted for inflation. Comparable store sales growth, year-over-year improvement in EBITANCE, and year-over-year improvement in EVA were also adjusted in fiscal years 2012 and 2013 to be on a 52-week to 52-week basis. These incentive compensation elements are designed to be attainable and collectively intended to increase the executive’s overall compensation for a fiscal year. With regard to the performance criteria selected for fiscal year 2014, all performance criteria resulted in positive dollar amounts and were summed to determine the quantitative bonus amount. Had any of these performance criteria resulted in a neutral or negative dollar amount, such amount would not have been subtracted from or otherwise had any impact on the quantitative bonus amount. Stock price performance has not been a factor in determining annual cash compensation because the price of the Company’s common stock is subject to a variety of factors, many of which are outside the control of our executive officers.

Cash Compensation: How We Choose Amounts and/or Formulas for Each Element

Our Compensation Committee intends to set total executive cash compensation sufficiently high to attract and retain a strongly motivated leadership team, but not so high that it has a long-term negative impact on our other stakeholders. Each executive’s current and prior compensation is considered in setting future compensation. The incentive bonus is included in compensation to help align the financial incentives with the financial interests of our shareholders, primarily growth and return on invested capital. The criteria used to calculate the quantitative portion of the Bonus Plan were chosen because we believe they are currently the best objective measures of our overall financial performance. The smaller qualitative portion of the Bonus Plan was included to provide the committee with some level of planned discretion in granting executive bonuses.

We review the compensation practices of other companies generally to better understand the market and the spectrum of compensation philosophies and options across the United States. To some extent, our compensation plan is based on the market and companies against which we compete for team members, including executives, and we must remain competitive; however, our compensation philosophy emphasizes internal pay equity and fair treatment of all stakeholders.

We are committed to stakeholder equity as a principle. This principle has led us to generally limit the maximum cash compensation we pay team members in relation to any fiscal year, which we refer to as the “salary cap.” Cash payments, including base salary and amounts paid under our incentive compensation plan, fall within the scope of our salary cap.1

The salary cap is set each fiscal year by our Compensation Committee through use of a multiple of our full-time team members’ average annual wage. In reviewing the multiple for a fiscal year, our Compensation Committee looks to general marketplace conditions and the compensation levels it believes to be required to attract and retain outstanding team members. We have increased this multiple three times since the salary cap policy was first adopted approximately 28 years ago. Each of these increases was made to keep the compensation paid to our executives competitive in the marketplace.

___________________________________

1 Team members may take time off without pay in order to reduce their salary earned and increase the amount of bonus that can be paid within the cap. Additionally, any team member may elect to receive a cash payment in exchange for their unused paid time off at 75% of the value otherwise due, to which amount the salary cap does not apply. Employee benefits, equity awards and any other form of non-cash compensation, such as the 401(k) match, are not included in determining and applying the salary cap. The salary cap does not apply in the team member’s year of termination or retirement. In addition, the salary cap may not apply to compensation arrangements found in agreements related to change of control or termination of employment.

The following is the salary cap calculation for the past five fiscal years:

Fiscal Year	Average Hourly Wage(1)	Average Annual Wage(2)	Multiple	Salary Cap
2014	$19.16	$39,853	19	$757,200
2013	18.89	39,289	19	746,500
2012	18.63	38,747	19	736,200
2011	18.24	37,947	19	721,000
2010	17.84	37,107	19	705,037

(1)     Average Hourly Wage is the total cash compensation of all full-time team members in a fiscal year divided by the total hours worked by all such team members in that year.

(2)    Average Annual Wage is the product of the Average Hourly Wage and 2,080 hours. The Company uses 2,080 hours in the calculation as it represents the product of 40 hours per week and a 52-week year.

Equity Compensation: What Our Compensation Program Is Designed to Reward

As previously stated, stock price performance has not been a factor in determining annual cash compensation. However, because we believe a relationship exists between our stock price and our team members’ performance – through driving sales and improving earnings – our compensation program is designed to reward team members, including our executive officers, for positive stock price performance, through equity grants pursuant to our broad-based plan. We believe this strategy helps to more closely align the economic interest of our team members and our shareholders.

All of our full-time and part-time team members are eligible to receive stock options through annual leadership grants or through service hour grants once they have accumulated 6,000 service hours (approximately three years of full-time employment). We believe that stock options are a beneficial compensation tool because they link our team members’ interests with those of our shareholders, they are well suited to broad-based grants, they are easy to understand, and team members can control the timing of their taxable event. Approximately 94% of the equity awards granted under our stock plan since its inception in 1992 have been granted to team members who are not executive officers. Each of our executive officers (other than Mr. Mackey, who has voluntarily elected not to receive stock option grants) receives stock option grants under the Company’s stock incentive plan. Service hour grants are allocated to each eligible team member (including our executive officers) based on the proportion of their total accumulated service hours. With respect to annual leadership grants, our Compensation Committee provides a discretionary award of a similar number of options to each executive officer. From time to time, our Compensation Committee may determine that additional equity grants, including possible restricted share issuances, are warranted in order to reward exceptional performance, motivate future strong performance, retain valuable team members and keep the Company competitive.

Equity Compensation: How We Choose Amounts and/or Formulas for Each Element

Our Compensation Committee does not have an exact formula for allocating between cash and non-cash compensation, and its allocation may change from year to year. In determining the amount of such awards, our Compensation Committee considers a number of factors, including historic practice such as the amount of prior grants, our recent performance, general market conditions, the need to retain and motivate team members, the pool of discretionary grants for all team members, and our philosophy of fairness to all stakeholders.

Our Compensation Committee intends to limit the number of shares granted to all team members in any one fiscal year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company’s actual dilution from share-based payment expense for each fiscal year since 2006 has been less than 10%.

Historically, as a guideline, our Compensation Committee has sought to limit the total number of shares issuable under equity grants to the 32 members of the Whole Foods Leadership Network (which we refer to as “WFLN”), which includes our named executive officers, to approximately 10% of all shares issuable under equity grants made to all team members in such fiscal year. The Company has followed this practice for each fiscal year, except 2010, 2013 and 2014, since WFLN was established more than a decade ago. The exception in fiscal year 2010 was primarily the result of our Compensation Committee’s decision to reward WFLN members’ extraordinary work and results in responding to the economic downturn of 2009. The exception in fiscal year 2013 was primarily due to replacement awards granted to Walter Robb and A.C. Gallo in connection with the rescission of awards originally granted to each of them in 2010. The exception in fiscal year 2014 was primarily due to our Compensation Committee’s decision to award special equity grants in February 2014, which are discussed in more detail below.

For fiscal year 2014, all equity grants were recommended by the executive team, and the final determination was made by our Compensation Committee after discussions among the executive team and the committee, taking into consideration: (1) our usual broad-based grants, (2) our recent positive performance, (3) the proportion of awards granted to WFLN, and (4) our stakeholder fairness philosophy, including the requirement to expense equity grants and our current intent to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expenses will not exceed 10%.

In each fiscal year, we establish a pool of grants based on prior year grants to all team members with a growth factor. We then estimate earnings dilution from share-based payment expense (to set the dilution guideline for our Compensation Committee) and determine the portion that should be granted to WFLN. As necessary, the Compensation Committee reviews whether or not circumstances exist that suggest a deviation from our general practices.

Subject to certain exceptions, we schedule equity grant dates well in advance of any actual grant. The grant date is established when our Compensation Committee approves the grant, and all key terms have been determined and are expected to be communicated to recipients within a relatively short period of time. The exercise price of each of our stock option grants is the market closing price on the grant date. Our general policy is for the primary annual grant to occur within two weeks after the official announcement of our second quarter results so that the stock option exercise price reflects a fully informed market price. At times we make grants that are in addition to the primary annual grant, including the February 2014 grants, which were approved by our Compensation Committee in December 2013 and granted when our trading window opened in February 2014. If at the time of any planned equity grant date any member of our Board of Directors or executive team is aware of material non-public information, we would not generally make the planned grant. In such event, as soon as practical after material information is made public, our Compensation Committee generally would have a special meeting and/or otherwise take all necessary steps to authorize the delayed grant. Executives are not treated differently from other team members in the grant process. Our Compensation Committee has delegated to our executive team the power to administer, subject to and within the limitations of the express provisions of our stock incentive plan, all aspects of outstanding and future grants of equity under the plan. This delegation, however, does not include the authority to (i) determine when and how each award will be granted; what type or combination of types of awards will be granted; the time or times when an award may be exercised; the number of shares with respect to which an award will be granted to each participant; the exercise price or the purchase price for shares under an award; or the terms, performance criteria or other similar conditions, vesting periods or any restrictions for an award or any restrictions on shares acquired pursuant to an award; (ii) change the name of participant for whose benefit an award is or will be granted under the plan; (iii) accelerate or defer the vesting of any rights under an award (except that such authority exists with respect to participants other than directors and executive officers); or (iv) amend any award agreement with respect to the foregoing provisions, other than to correct any defect, omission, or inconsistency in any award agreement granted to persons who are not executive officers.

On December 1, 2013, our Compensation Committee awarded special grants of stock options and restricted stock to our executive officers. Because our trading window was closed at the time, the committee determined that the grants would be made on February 14, 2014, when our trading window was open. One purpose of the grants was to reward the executives’ performance. The other purpose of the grants was to encourage continued stability on our leadership team, which the Compensation Committee believed would help our Company’s performance in future years. The committee also believed that these grants were tools that would create further long-term alignment between our executives and our shareholders.

Executive Retention Plan and Non-Compete Arrangement: What Our Compensation Program Is Designed to Reward

Through use of our Executive Retention Plan and Non-Compete Arrangement, we reward each executive’s long-term service with the Company and set forth the terms under which the Company and each executive, other than Mr. Mackey, may agree to protect our confidential information and market position after any such executive’s employment is terminated. Through this arrangement, we also encourage our executives’ continued services in the event a change in control becomes likely and/or occurs.

We believe this arrangement will protect our market position by discouraging our executives’ seeking employment with our competitors and by protecting our confidential information. In the case of a change of control, we believe the arrangement strikes a balance between incentive and executive retention without providing the benefits to an executive who continues to be employed by an acquiring company.

Executive Retention Plan and Non-Compete Arrangement: How We Choose Amounts and/or Formulas for Each Element

The elements of this arrangement were determined by generally studying the compensation arrangements of other companies within the United States, specifically non-compete agreements and change-of-control agreements. In applying these types of arrangements to the Company, our Compensation Committee considered the need to protect our strong market position, our current compensation programs and the need to motivate compliance with the arrangement through sufficiently high payments.

This arrangement is discussed in detail under “Potential Payments on Termination/Change of Control – 2010 Executive Retention Plan and Non-Compete Arrangement.”

Tax and Certain Other Factors Considered by the Compensation Committee
In structuring our compensation programs, we take into account Internal Revenue Code Section 162(m). Under Internal Revenue Code Section 162(m), a limitation is placed on tax deductions of any publicly held corporation for individual compensation to certain executives exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Although our salary cap usually causes non-performance-based compensation to be below the $1,000,000 threshold, in certain years our executives may have compensation which results in non-deductibility under Internal Revenue Code Section 162(m).

Regarding most compensation matters, including the form and amount of executive and director compensation, our executive team provides recommendations to our Compensation Committee. These recommendations include recommendations with respect to changes to executive team salaries, changes to the bonus plan, annual stock option grants, restricted stock grants, discretionary bonuses, other incentive awards and the fees paid to directors. Our Compensation Committee considers a number of factors in establishing executive compensation, including executive team recommendations, general marketplace conditions and the Company’s growth and financial performance. However, the committee does not delegate any of its functions to others in setting compensation.

Neither our Compensation Committee nor Company management engaged any outside consultants regarding fiscal year 2014 executive compensation.

Review of 2014 Compensation

John Mackey
Effective January 1, 2007, John Mackey, our Co-Chief Executive Officer, voluntarily reduced his salary to $1 and elected to forgo any future bonus and equity awards. In 2013, Mr. Mackey extended this election so that he would accrue no additional paid time off. For fiscal year 2014, Mr. Mackey earned $1 in base salary. Mr. Mackey will continue to receive the same non-cash benefits that other full-time team members receive, including a team member purchase discount card and health insurance.

Members of the Executive Team Other Than John Mackey
Cash compensation. For fiscal year 2014, the Compensation Committee increased the salary of each of our named executive officers, other than Mr. Mackey, to $472,350. For each member of the executive team other than Mr. Mackey, the quantitative portion of the bonus was calculated to be $532,870 for fiscal year 2014. Additionally, the Compensation Committee awarded each of the members of the executive team, other than Mr. Mackey, the maximum qualitative bonus of $141,700 (approximately 30% of their annualized salary rate) in recognition of and appreciation for their performance during fiscal year 2014; however, the actual amount paid to these executive officers under the Bonus Plan was limited by the salary cap. The salary cap caused our executive officers other than Mr. Mackey to forfeit $389,720 in cash compensation that they otherwise earned. Each member of the executive team, other than Mr. Mackey and Mr. Sud, also received a matching contribution to his or her 401(k) plan in the amount of $160, which is calculated according to a formula consistent with the matching contribution available to all participating team members.

Benefit hours. Our executive officers, other than Mr. Mackey, received additional compensation during the fiscal year in relation to their benefit hours in the following amounts: Mr. Robb received $16,986; Mr. Gallo received $65,616; Ms. Flanagan received $64,717; Mr. Sud received $31,347; Mr. Lannon received $56,336; and Mr. Meyer received $35,747.

Equity incentives. Each of our executive officers, other than Mr. Mackey, received a leadership grant of stock options to purchase 4,500 shares in connection with our annual grant process on May 16, 2014. Also in connection with our annual grant process, our executives other than Mr. Mackey received a grant of options on May 16, 2014 based on his or her years of service with the Company in the following amounts: Mr. Robb received options to purchase 249 shares; Mr. Gallo received options to purchase 222 shares; Ms. Flanagan received options to purchase 246 shares; Mr. Sud received options to purchase 198 shares; Mr. Lannon received options to purchase 229 shares; and Mr. Meyer received options to purchase 175 shares. In addition to the annual grant of stock options, on February 14, 2014, our executive officers received special stock option and restricted stock grants in the following amounts: Mr. Robb and Mr. Gallo received 19,139 restricted shares and options to purchase 50,000 shares; and our other executive officers, other than Mr. Mackey, received 9,570 restricted shares and options to purchase 35,000 shares.

Compensation Committee Report
The following Report of the Compensation Committee is not to be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent we specifically request that such information be treated as soliciting material or we specifically incorporate it by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

We have reviewed and discussed with management the forgoing Compensation Discussion and Analysis to be included in this Amendment. Based on the review and discussion referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Amendment.

Compensation Committee

Mo Siegel (Chair)
Gabrielle Greene-Sulzberger
Jonathan Sokoloff
Dr. Ralph Sorenson

Summary Compensation Table for Fiscal Year 2014
The following table includes information concerning compensation for the one-year periods ended September 28, 2014, September 29, 2013 and September 30, 2012 in reference to our named executive officers. Cash compensation received by the named executive officer is found in the Salary, Bonus or Non-Equity Incentive Plan Compensation columns of this table. Except for cash payments in exchange for unused paid time off, if any, total cash compensation received for each named executive officer in relation to each fiscal year is limited to the Company’s salary cap for such fiscal year. For fiscal years 2014, 2013 and 2012, the salary cap was $757,200, $746,500 and $736,200, respectively.

Fiscal Year	Salary (1)(2)	Bonus (3)(4)	Stock Awards (5)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)(7)(8)	All Other Compensation (9)	Total
John Mackey – Co-Chief Executive Officer
2014	$1	$—	$—	$—	$—	$—	$1
2013	1	—	—	—	—	—	1
2012	1	—	—	—	—	69,018	69,019
Walter Robb – Co-Chief Executive Officer
2014	472,350	59,840	1,000,013	968,161	225,010	17,146	2,742,520
2013	458,600	45,200	1,520,426	898,632	242,700	67,182	3,232,740
2012	453,807	37,426	—	467,020	244,967	64,398	1,267,618
A.C. Gallo – President and Chief Operating Officer
2014	472,350	59,840	1,000,013	967,817	225,010	65,776	2,790,806
2013	458,600	45,200	1,537,414	895,230	242,700	62,154	3,241,298
2012	453,807	37,426	—	467,728	244,967	63,045	1,266,973
Glenda Flanagan – Executive Vice President and Chief Financial Officer
2014	472,350	59,840	500,033	695,837	225,010	64,877	2,017,947
2013	458,600	45,200	—	413,172	242,700	19,091	1,178,763
2012	443,532	38,788	—	467,085	253,880	77,515	1,280,800
Jim Sud – Executive Vice President of Growth and Business Development
2014	472,350	59,840	500,033	695,225	225,010	31,347	1,983,805
2013	458,600	45,200	—	412,277	242,700	58,051	1,216,828
2012	453,807	37,426	—	465,412	244,967	58,270	1,259,882
David Lannon – Executive Vice President of Operations
2014	472,350	59,840	500,033	695,620	225,010	56,496	2,009,349
2013	458,600	45,200	—	413,628	242,700	68,876	1,229,004
2012	435,659	39,831	—	955,803	260,710	76,224	1,768,227
Ken Meyer – Executive Vice President of Operations
2014	472,350	59,840	500,033	694,932	225,010	35,907	1,988,072
2013	458,600	45,200	—	412,698	242,700	57,187	1,216,385
2012	430,519	40,512	—	954,098	265,169	89,637	1,779,935

(1)    Amounts shown in the Salary column of this table for fiscal year 2014 reflect each named executive officer’s annual rate of pay.

(2)    Effective January 1, 2007, Mr. Mackey voluntarily reduced his annual salary to $1 and elected to forgo earning any future cash compensation, stock awards and/or option awards. In 2013, Mr. Mackey extended this election so that he would accrue no additional paid time off.

(3)    Under the Bonus Plan for named executive officers, excluding Mr. Mackey, and subject to the salary cap, related amounts were earned and paid to the named executive officer for the fiscal year. Based on the elements of this compensation structure and applicable disclosure rules, only the qualitative portion of the Bonus Plan compensation is disclosed in this column (See the Non-Equity Incentive Plan Compensation column of this table for additional compensation under the quantitative portion of the Bonus Plan).

(4)    For fiscal year 2014, the Compensation Committee awarded the maximum qualitative bonus of $141,700 (approximately 30% of the annual base salary) in recognition of and appreciation for the performance of the executive team during fiscal year 2014. The quantitative portion of the Bonus Plan award was calculated to be $532,870 for fiscal year 2014. The total of these two amounts is $674,570. The amounts shown in the table as paid were calculated by multiplying approximately 21% (the ratio of the $141,700 qualitative award amount to the total Bonus Plan award amount of $674,570) times the average actual total cash paid under the Bonus Plan after the application of the salary cap for Mr. Robb, Mr. Gallo, Ms. Flanagan, Mr. Sud, Mr. Lannon and Mr. Meyer.

(5)    Amounts represent grant date fair value. See Note 12 to the consolidated financial statements, “Share-Based Payments,” in Part II, “Item 8. Financial Statements and Supplementary Data,” of the Original Form 10-K regarding assumptions underlying the valuation of equity awards. The 2013 stock award amount for Mr. Robb was inadvertently reported for Mr. Gallo (and vice versa) in the Company’s last Proxy Statement, causing the stock award value to be $16,988 too high for Mr. Robb and $16,988 too low for Mr. Gallo. Those amounts have been corrected in the Summary Compensation Table in Item 11 of this Amendment.

(6)    Under the Bonus Plan for named executive officers, excluding Mr. Mackey, and subject to the salary cap, related amounts were earned and paid to the named executive officer for the fiscal year. Based on the elements of this compensation structure and applicable disclosure rules, only the quantitative portion of the Bonus Plan compensation is disclosed in this column (See the Bonus column of this table for additional compensation under the qualitative portion of the Bonus Plan).

(7)    The amount shown in this column for each named executive officer, other than Mr. Mackey, is the total amount paid under the Bonus Plan, less the amount disclosed in the Bonus column of this table.

(8)    For fiscal year 2014, the quantitative portion of the Bonus Plan was calculated to be $532,870. Additionally, the Compensation Committee awarded the maximum qualitative bonus of $141,700 (approximately 30% of the annual salary) in recognition of and appreciation for the excellent performance of the executive team during fiscal year 2014. The total of these two amounts is $674,570. The portion of the Bonus Plan bonus disclosed in this column is the actual total cash paid under the Bonus Plan, after a deduction of the amount allocated to the qualitative portion of the bonus under the Bonus Plan (See the Bonus column of this table) and after the application of the salary cap for Mr. Robb, Mr. Gallo, Ms. Flanagan, Mr. Sud, Mr. Lannon and Mr. Meyer.

(9)    The balance of the amounts in this column related to benefit hours accumulated by the executive during the fiscal year (See the Registrant Contributions in Last Fiscal Year column of the Non-Qualified Deferred Compensation table). Also reflected in this Column are the Company’s 401(k) match payments, which are available to all team members. For fiscal year 2014, each executive other than Mr. Mackey and Mr. Sud received $160 in 401(k) match payments.

Grants of Plan-Based Awards for Fiscal Year 2014

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (5)
		Threshold	Target (2)	Maximum
John Mackey (1)			$—		—	—	$—	$—
Walter Robb			284,850
	2/14/14					50,000	52.25	907,620
	2/14/14				19,139			1,000,013
	5/16/14					4,500	37.91	57,367
	5/16/14					249	37.91	3,174
A.C. Gallo			284,850
	2/14/14					50,000	52.25	907,620
	2/14/14				19,139			1,000,013
	5/16/14					4,500	37.91	57,367
	5/16/14					222	37.91	2,830
Glenda Flanagan			284,850
	2/14/14					35,000	52.25	635,334
	2/14/14				9,570			500,033
	5/16/14					4,500	37.91	57,367
	5/16/14					246	37.91	3,136
Jim Sud			284,850
	2/14/14					35,000	52.25	635,334
	2/14/14				9,570			500,033
	5/16/14					4,500	37.91	57,367
	5/16/14					198	37.91	2,524
David Lannon			284,850
	2/14/14					35,000	52.25	635,334
	2/14/14				9,570			500,033
	5/16/14					4,500	37.91	57,367
	5/16/14					229	37.91	2,919
Ken Meyer			284,850
	2/14/14					35,000	52.25	635,334
	2/14/14				9,570			500,033
	5/16/14					4,500	37.91	57,367
	5/16/14					175	37.91	2,231

(1)    Effective January 1, 2007, Mr. Mackey voluntarily reduced his salary to $1 and elected to forgo earning any future cash compensation, stock awards and/or option awards.

(2)    The Bonus Plan has a qualitative discretionary component (See the Bonus column of the Summary Compensation Table) and a quantitative component which is described here. The quantitative component of the Bonus Plan does not provide for threshold or maximum payment amounts, except that the payment may be limited due to the salary cap. Specified targets under the quantitative portion of the Bonus Plan are described above under the heading “Cash Compensation: What Our Compensation Program Is Designed to Reward.” Other than for Mr. Mackey, the amount disclosed as each named executive officer’s “target” under the quantitative portion of the Bonus Plan for fiscal year 2014 is a representative amount. This disclosed figure was determined by calculating the difference between their base salary and the salary cap. Each named executive officer’s compensation under the Bonus Plan for fiscal year 2014 is subject, together with base salary, to the salary cap described in the “Compensation Discussion and Analysis” section above.

(3)    The restricted stock vests in four equal installments each year beginning on the first anniversary of the grant date.

(4)    Options become exercisable in four equal installments each year beginning on the first anniversary of the grant date.

(5)    See Note 12 to the consolidated financial statements, “Share-Based Payments,” in Part II, “Item 8. Financial Statements and Supplementary Data,” of the Original Form 10-K regarding assumptions underlying the valuation of equity awards.

Outstanding Equity Awards Value at Fiscal Year-End 2014
The following table includes certain information with respect to the value of all restricted stock and unexercised options previously awarded to the named executive officers as of the fiscal year ended September 28, 2014. The number of restricted stock and options held at September 28, 2014 includes restricted stock and options granted under the Whole Foods Market, Inc. 2009 Stock Incentive Plan, which is a consolidation, amendment and restatement of the Whole Foods Market, Inc. Stock Incentive Plan for team members and the Whole Foods Market, Inc. Amended and Restated Stock Option Plan for Outside Directors.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options					Shares or Units of Stock That Have Not Vested
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date		Number	Market Value
			(1)				(2)
John Mackey		—	—	$—			—	$—
Walter Robb	5/14/2010	8,330	—	20.42	5/14/2017
	5/13/2011	7,082	2,360	31.25	5/13/2018
	2/10/2012	10,000	10,000	40.81	2/10/2019
	5/11/2012	4,684	4,684	44.27	5/11/2019
	12/4/2012	5,000	15,000	46.04	12/4/2019
	2/21/2013	—	31,600	42.47	2/21/2020		35,800	1,348,586
	5/14/2010	67,500	15,200	20.42	5/14/2020	(3)
	5/31/2013	1,174	3,520	51.86	5/31/2020
	2/14/2014	—	50,000	52.25	2/14/2021		19,139	720,966
	5/16/2014	—	4,749	37.91	5/16/2021
A.C. Gallo	5/14/2010	2,244	—	20.42	5/14/2017
	5/13/2011	7,044	2,348	31.25	5/13/2018
	2/10/2012	10,000	10,000	40.81	2/10/2019
	5/11/2012	4,708	4,704	44.27	5/11/2019
	12/4/2012	5,000	15,000	46.04	12/4/2019
	2/21/2013	—	31,800	42.47	2/21/2020		36,200	1,363,654
	5/14/2010	47,500	14,554	20.42	5/14/2020	(3)
	5/31/2013	1,179	3,535	51.86	5/31/2020
	2/14/2014	—	50,000	52.25	2/14/2021		19,139	720,966
	5/16/2014	—	4,722	37.91	5/16/2021
Glenda Flanagan	5/14/2010	8,842	—	20.42	5/14/2017
	5/13/2011	7,088	2,362	31.25	5/13/2018
	2/10/2012	10,000	10,000	40.81	2/10/2019
	5/11/2012	4,688	4,684	44.27	5/11/2019
	12/4/2012	5,000	15,000	46.04	12/4/2019
	5/14/2010	22,500	27,500	20.42	5/14/2020
	5/31/2013	1,174	3,520	51.86	5/31/2020
	2/14/2014	—	35,000	52.25	2/14/2021		9,570	360,502
	5/16/2014	—	4,746	37.91	5/16/2021
Jim Sud	5/14/2010	2,232	—	20.42	5/14/2017
	5/13/2011	7,008	2,334	31.25	5/13/2018
	2/10/2012	10,000	10,000	40.81	2/10/2019
	5/11/2012	4,636	4,632	44.27	5/11/2019
	12/4/2012	5,000	15,000	46.04	12/4/2019
	5/14/2010	15,500	27,500	20.42	5/14/2020
	5/31/2013	1,161	3,482	51.86	5/31/2020
	2/14/2014	—	35,000	52.25	2/14/2021		9,570	360,502
	5/16/2014	—	4,698	37.91	5/16/2021

David Lannon	5/14/2010	2,346	—	20.42	5/14/2017
	5/13/2011	2,352	2,350	31.25	5/13/2018
	5/11/2012	29,712	29,710	44.27	5/11/2019
	12/4/2012	5,000	15,000	46.04	12/4/2019
	5/14/2010	2,200	11,000	20.42	5/14/2020
	5/31/2013	1,180	3,540	51.86	5/31/2020
	2/14/2014	—	35,000	52.25	2/14/2021	9,570	360,502
	5/16/2014	—	4,729	37.91	5/16/2021
Ken Meyer	5/14/2010	2,320	—	20.42	5/14/2017
	5/13/2011	6,972	2,324	31.25	5/13/2018
	5/11/2012	29,660	29,656	44.27	5/11/2019
	12/4/2012	5,000	15,000	46.04	12/4/2019
	5/14/2010	9,000	11,000	20.42	5/14/2020
	5/31/2013	1,167	3,500	51.86	5/31/2020
	2/14/2014	—	35,000	52.25	2/14/2021	9,570	360,502
	5/16/2014	—	4,675	37.91	5/16/2021

(1)    Other than grants made on May 14, 2010 that expire in 2020 and the grants made on February 21, 2013, options become exercisable in four equal installments each year beginning on the first anniversary of the grant date. Grants made on May 14, 2010 that expire in 2020 become exercisable in nine equal installments each year beginning on the first anniversary of the grant date. The February 21, 2013 grant to Mr. Robb becomes exercisable as follows: the options become exercisable with respect to 650 shares on the second anniversary of the date of grant; 7,738 shares on each of third, fourth and fifth anniversaries of the date of grant; and 7,736 shares on the sixth anniversary of the date of grant. The February 21, 2013 grant to Mr. Gallo becomes exercisable as follows: the options become exercisable with respect to 850 shares on the second anniversary of the date of grant; 7,738 shares on each of third, fourth and fifth anniversaries of the date of grant; and 7,736 shares on the sixth anniversary of the date of grant.

(2)    Other than with respect to the February 21, 2013 grant to Mr. Robb and Mr. Gallo, restricted stock vests in four equal installments each year beginning on the first anniversary of the grant date. Mr. Robb’s February 21, 2013 restricted stock grant vests as follows: 650 shares vest on the second anniversary of the date of grant; 8,788 shares vest on each of the third, fourth and fifth anniversaries of the date of grant; and 8,786 shares vest on the sixth anniversary of the date of grant. Mr. Gallo’s February 21, 2013 restricted stock grant vests as follows: 1,050 shares vest on the second anniversary of the date of grant; 8,788 shares vest on each of the third, fourth and fifth anniversaries of the date of grant; and 8,786 shares vest on the sixth anniversary of the date of grant.

(3)    In February 2013 Mr. Robb and Mr. Gallo rescinded a portion of these options in the following amounts: options with respect to 67,300 shares for Mr. Robb and options with respect to 67,946 shares for Mr. Gallo. The rescinded portions are not included in the amounts shown in the table.

Option Exercises and Stock Vested for Fiscal Year 2014
The following table includes certain information with respect to the options exercised by the named executive officers and restricted stock awards vesting during the fiscal year ended September 28, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting
John Mackey	—	$—	—	$—
Walter Robb	—	—	—	—
A.C. Gallo	20,000	735,100	—	—
Glenda Flanagan	—	—	—	—
Jim Sud	4,000	153,885	—	—
David Lannon	4,704	112,675	—	—
Ken Meyer	—	—	—	—

(1)    Value Realized on Exercise is calculated as the difference between the total fair market value of the shares on the date of exercise (using the closing market price on the exercise date), less the total option price paid for the shares, regardless of whether or not the shares were sold on the date of exercise, sold subsequently, or held.

Non-Qualified Deferred Compensation for Fiscal Year 2014
The table below provides information concerning the benefit hours related to accrued paid vacation and other personal time for each of our named executive officers during the fiscal year ended September 28, 2014.

Upon termination of employment, all team members are entitled to receive a related lump sum payment for unused benefit hours, and in such year of termination of employment, total cash compensation received may be in excess of the salary cap. If a termination of employment had occurred as of September 28, 2014, in addition to other benefits discussed herein, each executive would have been entitled to receive the amount specified in the Aggregate Balance at Last Fiscal Year End column of this table.

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals Distributions (2)	Aggregate Balance at Last Fiscal Year End (3)
John Mackey	$—	$—	$—	$—	$456,269
Walter Robb	—	16,986	—	—	613,836
A.C. Gallo	—	65,616	—	—	489,379
Glenda Flanagan	—	64,717	—	—	587,255
Jim Sud	—	31,347	—	—	319,470
David Lannon	—	56,336	—	—	299,305
Ken Meyer	—	35,747	—	—	288,840

(1)    Reflects the net increase in amount from last fiscal year, including: (a) any paid time off hours earned this year in excess of hours used; and (b) any increase in executives’ rates of pay during the fiscal year applied to paid time off hours earned but not yet used from prior years. Amounts reported in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table.

(2)    Reflects the net decrease from last fiscal year in paid time off used in excess of hours earned.

(3)    Amounts are calculated using paid time off hours earned at the executives’ 2014 rate of pay of $227.09 per hour ($214.06 per hour for Mr. Mackey, who in fiscal year 2013 elected to accrue no additional paid time off), rounded to the nearest hour, as follows: Mr. Mackey 2,132 paid time off hours; Mr. Robb 2,703 hours; Mr. Gallo 2,155 hours; Ms. Flanagan 2,586 hours; Mr. Sud 1,407 hours; Mr. Lannon 1,318 hours; and Mr. Meyer 1,272 hours. Amounts in this column were also reported in the “All Other Compensation” column of the Summary Compensation Table in our Proxy Statements in previous fiscal years.

Potential Payments on Termination/Change of Control
2010 Executive Retention Plan and Non-Compete Arrangement
During fiscal year 2010, the Company entered into agreements pursuant to our Executive Retention Plan (which we refer to as the “Plan”) with Mr. Robb, Mr. Gallo, Ms. Flanagan, Mr. Sud, Mr. Lannon and Mr. Meyer. In keeping with his voluntary decision to reduce his annual salary to $1 and forgo earning any future cash compensation, stock awards and options awards, John Mackey, Co-Chief Executive Officer, opted not to execute such agreement.

Non-Compete and Non-Solicitation Portion of Arrangement

Pursuant to these agreements, if at any time one of the above-named executive’s employment is terminated other than for “cause” (as defined in the Plan) and if within 45 days of such termination, the named executive signs a release and continues compliance with the confidentiality, non-compete, non-solicitation, non-disparagement and other restrictions of the Plan, then the named executive will receive the following from the Company:

•	up to a designated amount, for a maximum of five years, paid in equal semiannual installments;

•
all stock options will vest and become immediately exercisable and remain exercisable until the earlier of the fifth anniversary of termination or the original expiration date of the stock option and all restricted stock will vest; and

•	reimbursement by the Company of COBRA premiums paid by the named executive.

The confidentiality and non-disparagement restrictions are of unlimited duration. The non-compete and non-solicitation restrictions apply for a period of five years following the termination of the named executive’s employment.

If one of the above-named executive’s (other than Walter Robb) employment is voluntarily terminated by such person for a reason other than a “good reason” (as defined in the Plan), “disability” (as defined in the Plan) or death, the benefits described in the bullets above shall not be paid, but instead are subject to future negotiation between either one of the two Co-Chief Executive Officers of the Company and the named executive except as follows. In the event either of the two Co-Chief Executive Officers of the Company are involuntarily terminated or if both of the Co-Chief Executive Officers die and/or otherwise terminate employment with the Company within 45 days of each other and the named executive subsequently terminates employment with the Company, the benefits described in the bullets above will be payable. In the case of the negotiation of benefits due to a voluntary termination without good reason, the semiannual non-compete payment shall not exceed $800,000 for A.C. Gallo, nor $600,000 for Glenda Flanagan or Jim Sud, nor $400,000 for David Lannon or Ken Meyer, adjusted to reflect the increase, if any, in the Consumer Price Index. In the case of the negotiated benefits due to a voluntary termination without good reason, as of the following dates, the amount of the semiannual non-compete payment negotiated shall not be less than the specified percentage of the maximum amount set forth in the preceding sentence: as of October 1, 2012, 20%; as of October 1, 2013, 40%; as of October 1, 2014, 60%; as of October 1, 2015, 80%; and as of October 1, 2016, 100%.

If Walter Robb’s employment is voluntarily terminated by him for a reason other than a good reason, disability or death, the benefits described in the bullets above shall not be paid, but instead are subject to future negotiation between him and the other Co-Chief Executive Officer of the Company except as follows. In the event that John Mackey dies or terminates employment with the Company for any reason and Walter Robb subsequently terminates his employment with the Company, the benefits described in the bullets above will be payable. In the case of the negotiation of benefits due to a voluntary termination without good reason, the semiannual non-compete payment, if any, shall not exceed $800,000 for Walter Robb, adjusted to reflect the increase, if any, in the Consumer Price Index. In the case of the negotiated benefits due to a voluntary termination without good reason, as of the following dates, the amount of the semiannual non-compete payment negotiated shall not be less than the specified percentage of the maximum amount set forth in the preceding sentence: as of October 1, 2012, 20%; as of October 1, 2013, 40%; as of October 1, 2014, 60%; as of October 1, 2015, 80%; and as of October 1, 2016, 100%.

If a termination of the executive’s employment, not by the executive and other than for cause, had occurred as of September 28, 2014, and if the executive elected to comply with non-compete and other material provisions, we estimate the value of the benefits described above would have been as follows:

Named Executive Officer	Semiannual Payment Amount (1)	Accelerated Vesting of Stock Options (2)	Accelerated Vesting of Restricted Stock (3)	Monthly Reimbursement of COBRA Premiums (4)
Walter Robb	$800,000	$277,351	$2,069,522	$272
A.C. Gallo	800,000	266,131	2,084,620	971
Glenda Flanagan	600,000	489,539	360,502	231
Jim Sud	600,000	489,359	360,502	741
David Lannon	400,000	204,837	360,502	1,105
Ken Meyer	400,000	204,670	360,502	1,105

(1)    Paid in equal semiannual installments for a maximum of five years, subject to executive’s continued compliance with non-compete and other material provisions of the Plan. Assuming the executive complied with such restrictions for the entire five-year period, the total amount payable would be: $8,000,000 for Mr. Robb; $8,000,000 for Mr. Gallo; $6,000,000 for Ms. Flanagan; $6,000,000 for Mr. Sud; $4,000,000 for Mr. Lannon; and $4,000,000 for Mr. Meyer. The executives would receive an additional semiannual payment reflecting the increase in the Consumer Price Index between the date of the executive’s agreement under the Plan and his or her termination date. For a September 28, 2014 termination date, each additional semiannual payment would range in amount from $13,989 to $27,977.

(2)    Reflects the value of options that would accelerate and vest based upon the Company’s stock price on the last trading day of the fiscal year of $37.67 minus the exercise price of such options.

(3)    Reflects the value of restricted stock that would accelerate and vest based upon the Company’s stock price on the last trading day of the fiscal year of $37.67.

(4)    Paid monthly for a maximum of 18 months, subject to the executive’s continued compliance with non-compete and other material provisions of the Plan. Assuming the executive complied with such restrictions for the entire 18-month period, the total amount payable would be: $4,896 for Mr. Robb; $17,478 for Mr. Gallo; $4,158 for Ms. Flanagan; $13,338 for Mr. Sud; $19,890 for Mr. Lannon; and $19,890 for Mr. Meyer.

Change of Control Portion of Arrangement

These agreements also provide that for the two-year period following a change of control:

•
the named executives’ annual base salary will be at least equal to 26 times the highest bi-weekly base salary rate applicable to the named executive in the one-year period immediately preceding the month in which the change of control occurs;

•
the named executive’s annual bonus will be calculated according to the formula used to calculate the named executive’s last annual bonus paid prior to the change of control (unless any comparable bonus under the Company’s successor plan would result in a higher payment to the named executive);

•
the named executive will be entitled to participate in all long-term cash incentive, equity incentive, savings and retirement plans, practices, policies and programs applicable generally to similarly titled persons of the Company or affiliated companies, in each case not less favorable, in the aggregate, than the most favorable of those provided by the Company and affiliated companies for such persons under such plans, practices, policies and programs as in effect prior to the change of control or, if more favorable, those provided generally at any time after the date of the change of control;

•
the named executive will be eligible to participate in the Company’s medical, dental, disability, life and other insurance programs, in each case not less favorable, in the aggregate, than the most favorable of those provided by the Company and affiliated companies for such persons under such programs as in effect prior to the change of control or, if more favorable, those provided generally at any time after the date of the change of control; and

•
the named executive will receive certain other benefits consistent with those provided prior to the change of control or, if more favorable, such benefits as provided generally at any time after the date of the change of control.

If a change of control had occurred as of September 28, 2014 and the executives continued in the employ of the Company for the two-year period, we estimate the value of the benefits described above would have been as follows:

Named Executive Officer	Salary (1)	Bonus (2)	Participation in Incentive and Retirement Plans	Participation in Insurance Programs	Other Benefits (3)
Walter Robb	$944,700	$569,700	$—	$6,637	$5,940
A.C. Gallo	944,700	569,700	—	27,402	5,940
Glenda Flanagan	944,700	569,700	—	5,548	5,940
Jim Sud	944,700	569,700	—	17,476	5,940
David Lannon	944,700	569,700	—	31,608	5,940
Ken Meyer	944,700	569,700	—	31,608	5,940

(1)    Calculated as two times the current base salary.

(2)    Calculated as approximately two times the bonus amount payable under the Bonus Plan for fiscal year 2014, starting with the salary cap and deducting the fiscal year 2014 base salary amount.

(3)    Figure represents an estimate of certain other benefits that might be provided after the date of the change of control.

In addition, during such two-year period, if a named executive officer is terminated other than for cause or if a named executive officer voluntarily terminates employment with good reason (collectively an “involuntary termination”) or dies, then the named executive officer or his or her estate or beneficiaries, as applicable, will be entitled to receive from the Company a lump sum amount equal to three times the sum of (a) the executive’s annual base salary and (b) the average of the last three bonuses paid to the executive.

If a change of control and involuntary termination or death of the named executive officers had occurred as of September 28, 2014, we estimate the value of this lump sum amount would have been as follows:

Named Executive Officer	Lump Sum Severance Payment (1)
Walter Robb	$2,280,800
A.C. Gallo	2,280,800
Glenda Flanagan	2,280,800
Jim Sud	2,280,800
David Lannon	2,280,800
Ken Meyer	2,280,800

(1)    Payment is based on three times the sum of (a) the named executive’s annual base salary and (b) the average of the last three bonuses paid to the executive calculated by starting with the applicable salary cap in each year and deducting the executive’s annual base salary for the year.

In addition to the payments above, each of the named executive officers is entitled to a payout of his or her balance found in the Non-Qualified Deferred Compensation table in the Aggregate Balance at Last Fiscal Year End column.

1991 Retention Agreement
In 1991, the Company entered into a retention agreement with Mr. Mackey. This agreement provides for certain benefits upon an involuntary termination of employment, other than for cause, after a “Triggering Event.” A Triggering Event includes (1) a merger of the Company with and into an unaffiliated corporation if the Company is not the surviving corporation or (2) the sale of all or substantially all of the Company’s assets. The benefits to be received by Mr. Mackey if his employment is terminated after a Triggering Event occurs include: receipt of a lump sum severance payment equal to the executive’s then-current annual salary and prior year’s bonus; continuation of life, health and disability benefits for one year after the termination of employment; and the immediate vesting of any outstanding stock options granted to such executive officer with up to six months to exercise.

If a Triggering Event and an involuntary termination of employment other than for cause had occurred as of September 28, 2014, we estimate the value of the benefits under the Retention Agreement would have been as follows:

Named Executive Officer	Lump Sum Severance Payment (1)	Continuation of Insurance Benefit	Accelerated Vesting of Stock Options
John Mackey	$1	$7,767	$—

(1)    Payment based on Mr. Mackey’s fiscal year 2014 salary of $1 plus receipt of no bonus under the Bonus Plan.

In addition to the payments above, Mr. Mackey is entitled to a payout of his balance found in the Non-Qualified Deferred Compensation table in the Aggregate Balance at Last Fiscal Year End column.

Risk Considerations in our Compensation Programs
As part of our regular review of compensation practices, management conducted a comprehensive review of our compensation policies and practices for all team members for fiscal year 2014 in order to determine whether risks arising from any of those policies and practices are reasonably likely to have a material adverse effect on the Company. In its review, management analyzed each of our compensation policies and practices, including any potential risks arising from the policies and practices and factors that mitigate risk. Based on its review, management concluded that the Company does not have compensation policies or practices that create risks that are reasonably likely to have a material effect on the Company. Factors that management believes mitigate risks include the following:

•	As a food retailer, we are not engaged in activities that present a high risk related to our team member compensation relative to other businesses;

•
Our executives’ compensation mix of base salary and short-term and long-term incentives provides compensation opportunities measured by a variety of time horizons to balance our short-term and long-term strategic goals;

•	The relationship between the incremental achievement levels and corresponding payouts in our incentive plans is appropriate;

•	Our incentive bonus payouts are effectively “capped” due to our salary cap;

•	Our bonuses for our executive officers and the rest of our leadership network employ a reasonable mix of performance metrics and are not concentrated on a single metric;

•	Criteria for payments to our executive officers and the rest of our leadership network under our annual bonus are closely aligned with our strategic goals and shareholder interests;

•	Payout curves are reasonable and do not contain steep “cliffs” that might encourage unreasonable short-term business decisions to achieve payment thresholds;

•	For our executive officers and the rest of our leadership network, a significant portion of variable pay is delivered through long-term incentives which carry vesting schedules over multiple years;

•	Equity awards for team members are subject to service-based vesting schedules over multiple years;

•	Our Code of Business Conduct, our internal controls and other measures implemented by us help mitigate risk;

•	We have a recoupment policy for our executive officers with respect to financial restatements; and

•	We have a policy against new hedging and pledging arrangements by Section 16 officers after January 24, 2013.

Management’s conclusion was presented to and discussed with the Compensation Committee.

Director Compensation

Director Compensation Program for Fiscal Year 2014
For fiscal year 2014, each of our non-employee directors received the following: a $9,655 quarterly retainer; $7,104 for each Board of Directors’ meeting attended in person; $1,301 for each Committee meeting attended in person in conjunction with a Board of Directors meeting; $5,205 for each Committee meeting attended in person apart from a Board of Directors meeting; $1,735 for each Board of Directors/Committee meeting greater than two hours in length attended by telephone in which a majority of directors/committee members participated; $1,301 for each Board of Directors/Committee meeting between one and two hours in length attended by telephone in which a majority of directors/committee members participated; and $651 for each Board of Directors/Committee meeting between fifteen minutes and one hour in length attended by telephone in which a majority of directors/committee members participated. Each quarter a retainer was paid to the Chairman of the Board in the amount of $11,043. Finally, each quarter the Board of Directors Committee Chairs received the following retainers: $4,135 to the Audit Committee Chair; $2,168 to the Compensation Committee Chair; and $2,168 to the Nominating and Governance Committee Chair.

We strive to promote an ownership mentality among key leadership and our Board of Directors. Our Corporate Governance Principles provide that it is the policy of the Board of Directors to encourage each director to maintain a stock ownership investment in the Company equal to the estimated cash compensation received by each such director for the first full year of service on the Board of Directors. As of November 17, 2014, all directors were in compliance with this policy. See Item 12 in this Amendment for information regarding the Company ownership interests of each member of our Board of Directors. The members of our Board of Directors receive regular grants of options and restricted stock. Options and restricted stock become exercisable in four equal installments (or three equal installments for restricted stock granted November 16, 2011) each year beginning on the first anniversary of the grant date.

Director Compensation Table for Fiscal Year 2014
The following table provides compensation information for the fiscal year ended September 28, 2014 for each non-employee member of our Board of Directors. The Summary Compensation Table in “Executive Compensation” above contains compensation disclosure for Mr. Mackey and Mr. Robb, who are also executive officers of the Company. Neither Mr. Mackey nor Mr. Robb receives any compensation for serving as a member of the Board of Directors.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
		(1)	(2)	(3)
Dr. John Elstrott	$132,060	$162,707	$153,160	$—	$447,927
Gabrielle Greene-Sulzberger	104,428	162,707	153,160	350	420,645
Hass Hassan	87,888	162,707	153,160	—	403,755
Stephanie Kugelman	87,888	162,707	153,160	—	403,755
Jonathan Seiffer	85,954	162,707	153,160	—	401,821
Mo Siegel	96,560	162,707	153,160	—	412,427
Jonathan Sokoloff	80,155	162,707	153,160	—	396,022
Dr. Ralph Sorenson	95,909	162,707	153,160	—	411,776
Kip Tindell	82,107	162,707	153,160	—	397,974

(1)    Amounts represent the grant date fair value of stock awards granted in fiscal year 2014. See Note 12 to the consolidated financial statements, “Share-Based Payments,” in Part II, “Item 8. Financial Statements and Supplementary Data,” of the Original Form 10-K regarding assumptions underlying the valuation of equity awards. The total number of shares granted to each specified director during fiscal year 2014 was 3,114. At fiscal year end the aggregate number of stock awards outstanding for each director was as follows: Dr. John Elstrott 4,394; Gabrielle Greene-Sulzberger 4,394; Hass Hassan 4,394; Stephanie Kugelman 4,394; Jonathan Seiffer 4,014; Mo Siegel 4,394; Jonathan Sokoloff 4,014; Dr. Ralph Sorenson 4,394; and Kip Tindell 4,394. Leonard Green & Partners, L.P. had 760 restricted shares outstanding which were granted in respect of Mr. Seiffer’s and Mr. Sokoloff’s service on our Board of Directors. These shares may be considered beneficially owned by Mr. Seiffer and Mr. Sokoloff.

(2)    Amounts represent the aggregate grant date fair value of option awards granted in fiscal year 2014 (consisting of two awards valued at $124,477 and $28,683, respectively, per director). See Note 12 to the consolidated financial statements, “Share-Based Payments,” in Part II, “Item 8. Financial Statements and Supplementary Data,” of the Original Form 10-K regarding assumptions underlying the valuation of equity awards. The total number of options granted to each specified director during fiscal year 2014 was 12,250. At fiscal year end the aggregate number of option awards outstanding for each director was as follows: Dr. John Elstrott 40,124; Gabrielle Greene-Sulzberger 45,500; Hass Hassan 45,500; Stephanie Kugelman 45,500; Jonathan Seiffer 24,000; Mo Siegel 45,500; Jonathan Sokoloff 24,000; Dr. Ralph Sorenson 45,500; and Kip Tindell 45,500. Leonard Green & Partners, L.P. had 18,000 options outstanding which were granted in respect of Mr. Seiffer’s and Mr. Sokoloff’s service on our Board of Directors. These options may be considered beneficially owned by Mr. Seiffer and Mr. Sokoloff.

(3)    The specified amount relates to reimbursement payments for continuing board education. The Company’s policy is that, upon request from a director, the Company will reimburse the director for travel and meal expenses incurred during their travel for Company business, and for approved continuing board education, including related travel and meal expenses, up to $7,500 in any calendar year.

Compensation Committee Interlocks and Insider Participation
The following individuals served as members of our Board of Directors’ Compensation Committee during fiscal year 2014: Mo Siegel (Chair), Gabrielle Greene-Sulzberger, Jonathan Sokoloff and Dr. Ralph Sorenson. No member of the Compensation Committee has served as one of our officers or employees at any time. No member of the Compensation Committee has any relationship requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2014, none of our executive officers served as a member of the compensation committee of any other company that had an executive officer serving as a member of our Board of Directors or our Compensation Committee. During fiscal year 2014, none of our executive officers served as a member of the board of directors of any other company that had an executive officer serving as a member of our Board of Directors’ Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For certain information relating to our equity compensation plans, please see Item 12 in Part III of the Original Form 10-K.

The following table presents the beneficial ownership of our voting securities for (i) each person beneficially owning more than 5% of the outstanding shares of any class of our voting securities, (ii) each director of the Company, (iii) our named executive officers, and (iv) all of our current directors and executive officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder possesses sole voting and investment power with respect to its, his or her shares. In the case of our directors and executive officers, the ownership levels are as of December 5, 2014. In the case of shareholders owning more than 5% of our shares, the ownership levels are as of the latest Form 13G or 13G/A filed with the Securities and Exchange Commission as of December 5, 2014.

	Common Stock
	Number of Shares Beneficially Owned	Percent of Class
T. Rowe Price Associates, Inc.(1)	25,235,701	7.01%
Baillie Gifford & Co.(2)	20,133,575	5.59%
BlackRock, Inc.(3)	18,849,742	5.24%
Dr. John Elstrott(4)	72,214	*
Glenda Flanagan(5)	298,247	*
A.C. Gallo(6)	163,085	*
Gabrielle Greene-Sulzberger(7)	57,723	*
Hass Hassan(8)	52,758	*
Stephanie Kugelman(9)	39,413	*
David Lannon(10)	57,782	*
John Mackey(11)	879,942	*
Ken Meyer(12)	70,852	*
Walter Robb(13)	264,870	*
Jonathan Seiffer(14)	174,228	*
Mo Siegel(15)	71,281	*
Jonathan Sokoloff(16)	929,391	*
Dr. Ralph Sorenson(17)	81,423	*
Jim Sud(18)	235,019	*
Kip Tindell(19)	93,641	*
Including indirect beneficial ownership, all 16 directors and officers as a group(20)	3,528,339	*
* Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock. Each of our executive officers and directors may be contacted at 550 Bowie Street, Austin, Texas 78703.

(1)    Based upon the report on Form 13G/A, filed with the Securities and Exchange Commission on February 11, 2014. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. The Form 13G/A reported sole voting power over 8,425,802 shares, shared voting power over none of the shares, sole dispositive power over 25,235,701 shares and shared dispositive power over none of the shares.

(2)    Based upon the report on Form 13G/A, filed with the Securities and Exchange Commission on January 28, 2014. The address of Baillie Gifford & Co. is Calton Square, 1 Greenside Row, Edinburgh, EH1 3AN, Scotland UK. The Form 13G/A reported sole voting power over 12,218,534 shares, shared voting power over none of the shares, sole dispositive power over 20,133,575 shares and shared dispositive power over none of the shares.

(3)    Based upon the report on Form 13G, filed with the Securities and Exchange Commission on January 30, 2014. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022. The Form 13G reported sole voting power over 15,438,027 shares, shared voting power over none of the shares, sole dispositive power over 18,849,742 shares and shared dispositive power over none of the shares.

(4)    Includes 20,315 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(5)    Includes 64,292 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(6)    Includes 82,675 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(7)    Includes 25,691 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days. Includes an aggregate of 12,448 shares of common stock subject to pledge, all of which Ms. Greene-Sulzberger pledged prior to the adoption of our current policy on hedging and pledging Company stock in accordance with the terms and conditions of a brokerage firm’s customary margin account requirements.

(8)    Includes 16,913 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(9)    Includes 25,691 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(10)    Includes 47,790 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(11)    Includes 0 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days. Does not include 100,000 shares beneficially owned by Mr. Mackey’s spouse for which Mr. Mackey disclaims beneficial ownership.

(12)    Includes 59,119 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(13)    Includes 108,770 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days. Includes an aggregate of 40,000 shares of common stock subject to pledge, all of which Mr. Robb pledged prior to the adoption of our current policy on hedging and pledging Company stock in accordance with the terms and conditions of a brokerage firm’s customary margin account requirements.

(14)    Includes 18,813 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days, which amount includes 4,500 exercisable stock options held by Mr. Seiffer for the benefit of Leonard Green & Partners, L.P. (“LGP LP”). LGP LP separately holds 2,280 shares of stock and 11,250 exercisable stock options in respect of Mr. Seiffer’s and Mr. Sokoloff’s service on our Board of Directors. These shares of stock and stock options held by LGP LP might be considered beneficially owned by Mr. Seiffer and are included in the table.

(15)    Includes 25,691 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(16)    Includes 18,813 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days, which amount includes 4,500 exercisable stock options held by Mr. Sokoloff for the benefit of LGP LP. Also includes 620,810 shares held by a limited liability company of which Mr. Sokoloff is the sole manager. Mr. Sokoloff owns 1% of the interests in the limited liability company, and a trust for certain of his family members owns the other 99%. These shares of stock held by the limited liability company might be considered beneficially owned by Mr. Sokoloff and are included in the table. LGP LP separately holds 2,280 shares of stock and 11,250 exercisable stock options in respect of Mr. Sokoloff’s and Mr. Seiffer’s service on our Board of Directors. These shares of stock and stock options held by LGP LP might be considered beneficially owned by Mr. Sokoloff and are included in the table.

(17)    Includes 24,691 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(18)    Includes 50,537 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days. Includes an aggregate of 108,312 shares of common stock subject to pledge, all of which Mr. Sud pledged prior to the adoption of our current policy on hedging and pledging Company stock in accordance with the terms and conditions of a brokerage firm’s customary margin account requirements.

(19)    Includes 25,691 shares of common stock issuable upon exercise of outstanding stock options and any shares of which this individual has the right to acquire beneficial ownership within 60 days.

(20)    The 2,280 shares of stock and 11,250 exercisable stock options held by LGP LP in respect of Mr. Sokoloff’s and Mr. Seiffer’s service on our Board of Directors have only been counted once in this row and for purposes of this footnote. Amount shown includes 604,242 shares of common stock issuable upon exercise of outstanding stock options and any shares of which the individuals have the right to acquire beneficial ownership within 60 days.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

2014 Related Party Transactions
During fiscal year 2014, the Company received lease payments totaling approximately $0.5 million from BookPeople, Inc. (“BookPeople”), a retailer of books and periodicals unaffiliated with the Company. Mr. Mackey and Ms. Flanagan, executive officers of the Company, own approximately 51% and 2%, respectively, of the capital stock of BookPeople. BookPeople leases retail space from the Company at one of the Company’s Austin, Texas locations. The lease, which was entered into on December 31, 1993, provides for an aggregate annual minimum rent of approximately $0.5 million.

Related Party Transactions in General
The Nominating and Governance Committee of the Board of Directors, pursuant to its written charter, generally is charged with the responsibility of reviewing certain issues involving potential conflicts of interest, and reviewing and approving all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Company’s Code of Business Conduct requires officers and directors to contact the chairperson of the Nominating and Governance Committee regarding potential conflicts of interest which would include potential related party transactions. The Nominating and Governance Committee has not adopted any specific procedures for conducting such reviews and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Nominating and Governance Committee, the Company expects that the committee would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the committee would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described above, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2014 that was submitted to the Nominating and Governance Committee for approval as a “related party” transaction.

Director Independence
The Board of Directors, upon the advice of the Nominating and Governance Committee, has determined that all of the director nominees, other than Mr. Mackey and Mr. Robb, are “independent directors” as defined in Rule 5605 of the NASDAQ Listing Rules. This independence question is analyzed annually in both fact and appearance to promote arms-length oversight. The Board of Directors considered the following information in determining whether or not our directors are independent. Mr. Mackey and Mr. Robb are current Company officers, and accordingly the Board of Directors has concluded that neither is currently an independent director. With respect to our other directors, some serve on the boards of or have an ownership interest in privately held companies, including some companies that are vendors of the Company. Several of these directors have been entrepreneurs in the organic-foods industry for a number of years and our Board of Directors believes that their industry experience is valuable to the Company. As reported to us by our directors in their fiscal year 2014 director questionnaires distributed after the end of the fiscal year, in many cases the ownership interest of any board member in a vendor amounted to less than 2% of the vendor’s outstanding ownership interests, and in all cases amounted to less than 5% of the vendor’s outstanding ownership interests. Collectively, the Company’s purchases of product from all vendors in which any of our directors noted a fiscal year 2014 ownership interest and/or noted service as a director represented approximately 3% of the Company’s purchases during fiscal year 2014. Furthermore, Jonathan Seiffer and Jonathan Sokoloff are both partners of Leonard Green & Partners, L.P., which is an affiliate of Beacon Holding Inc. During 2011, Beacon Holding Inc. purchased BJ’s Wholesale Club, Inc., which is a leading warehouse club operator in the eastern United States. Messrs. Seiffer and Sokoloff are each a director of BJ’s Wholesale Club, Inc.

Further discussion concerning director independence is available on our website at: http://assets.wholefoodsmarket.com/www/company-info/investor-relations/corporate-governance/Governance_Principles_Nov4_2014.pdf.

Item 14.    Principal Accounting Fees and Services.

The following table presents aggregate fees billed to the Company for services rendered by Ernst & Young for fiscal years ended September 28, 2014 and September 29, 2013 (in thousands):

	2014	2013
Audit fees	$1,600	$1,610
Audit-related fees	—	—
Tax fees	—	—
All other fees	51	—
Total	$1,651	$1,610

Services rendered by Ernst & Young in connection with fees presented above were as follows:

Audit Fees
In fiscal years 2014 and 2013, audit fees consist of fees paid for the annual audit of the Company’s consolidated financial statements included in the Original Form 10-K and of the Company’s internal control over financial reporting, review of the Company’s consolidated financial statements included in the quarterly reports on Form 10-Q, and consents and review of other documents filed with the Securities and Exchange Commission.

Audit-Related Fees
We did not engage Ernst & Young for audit-related services in fiscal year 2014 or 2013.

Tax Fees
We did not engage Ernst & Young for tax compliance matters in fiscal year 2014 or 2013.

All Other Fees
All other fees in fiscal year 2014 consist of fees for consultations on non-financial software.

Audit Committee Pre-Approval Policies and Procedures
Among its other duties, the Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent auditor. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All services performed by Ernst & Young for fiscal years 2014 and 2013 were approved in accordance with the Audit Committee’s pre-approval guidelines.

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

10.8	Third Amendment, effective February 20, 2014, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (8)
10.9	Form of Non-Qualified Stock Option Agreement for WFLN and Directors under the 2009 Stock Incentive Plan (7)
10.10	Form of Non-Qualified Stock Option Agreement for U.S. WFLN and Directors under the 2009 Stock Incentive Plan (9)
10.11	Form of Restricted Share Award Agreement under the 2009 Stock Incentive Plan (12)
12.1	Computation of Ratio of Earnings to Fixed Charges (13)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Ernst & Young LLP (13)
31.1	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (13)
31.2	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (13)
31.3	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (13)
31.4	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (15)
31.5	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (15)
31.6	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (15)
32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (14)
32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (14)
32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (14)
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

(1)	Filed as an exhibit to Registrant’s Form S-8 filed May 31, 2013 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed September 7, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 4, 2010 filed August 13, 2010 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 16, 2011 filed February 25, 2011 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 8, 2012 filed May 17, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 7, 2013 filed August 9, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 13, 2014 filed May 16, 2014 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2014 filed August 8, 2014 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 30, 2012 filed November 21, 2012 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 29, 2013 filed November 22, 2013 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 28, 2014 filed November 21, 2014 and incorporated herein by reference.
(14)	Furnished as an exhibit to Registrant’s Form 10-K for the period ended September 28, 2014 filed November 21, 2014 and incorporated herein by reference.
(15)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	January 26, 2015	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer