Form 10-Q
period 2015-01-18
WHOLE FOODS MARKET INC
filed 2015-02-27
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 18, 2015; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of February 20, 2015 was 360,763,460 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	January 18, 2015	September 28, 2014
Current assets:
Cash and cash equivalents	$266	$190
Short-term investments - available-for-sale securities	472	553
Restricted cash	129	109
Accounts receivable	204	198
Merchandise inventories	491	441
Prepaid expenses and other current assets	89	97
Deferred income taxes	168	168
Total current assets	1,819	1,756
Property and equipment, net of accumulated depreciation and amortization	3,019	2,923
Long-term investments - available-for-sale securities	164	120
Goodwill	710	708
Intangible assets, net of accumulated amortization	80	81
Deferred income taxes	134	132
Other assets	27	24
Total assets	$5,953	$5,744

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$3	$2
Accounts payable	280	276
Accrued payroll, bonus and other benefits due team members	396	379
Dividends payable	47	43
Other current liabilities	613	557
Total current liabilities	1,339	1,257
Long-term capital lease obligations, less current installments	61	60
Deferred lease liabilities	561	548
Other long-term liabilities	66	66
Total liabilities	2,027	1,931

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 377.1 and 377.1 shares issued; 360.3 and 360.4 shares outstanding at 2015 and 2014, respectively	2,876	2,863
Common stock in treasury, at cost, 16.8 and 16.7 shares at 2015 and 2014, respectively	(720)	(711)
Accumulated other comprehensive loss	(18)	(7)
Retained earnings	1,788	1,668
Total shareholders’ equity	3,926	3,813
Total liabilities and shareholders’ equity	$5,953	$5,744

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Sales	$4,671	$4,239
Cost of goods sold and occupancy costs	3,045	2,754
Gross profit	1,626	1,485
Selling, general and administrative expenses	1,330	1,209
Pre-opening expenses	21	16
Relocation, store closure and lease termination costs	4	5
Operating income	271	255
Investment and other income, net of interest expense	3	4
Income before income taxes	274	259
Provision for income taxes	107	101
Net income	$167	$158

Basic earnings per share	$0.46	$0.42
Weighted average shares outstanding	359.9	372.3

Diluted earnings per share	$0.46	$0.42
Weighted average shares outstanding, diluted basis	362.2	375.8

Dividends declared per common share	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Net income	$167	$158
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(11)	(5)
Other comprehensive loss, net of tax	(11)	(5)
Comprehensive income	$156	$153

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Sixteen weeks ended January 18, 2015 and fiscal year ended September 28, 2014
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 29, 2013	372.4	$2,765	$(153)	$1	$1,265	$3,878
Net income	—	—	—	—	579	579
Other comprehensive loss, net of tax	—	—	—	(8)	—	(8)
Dividends ($0.48 per common share)	—	—	—	—	(176)	(176)
Issuance of common stock pursuant to team member stock plans	1.9	21	20	—	—	41
Purchase of treasury stock	(13.9)	—	(578)	—	—	(578)
Tax benefit related to exercise of team member stock options	—	9	—	—	—	9
Share-based payment expense	—	68	—	—	—	68
Balances at September 28, 2014	360.4	2,863	(711)	(7)	1,668	3,813
Net income	—	—	—	—	167	167
Other comprehensive loss, net of tax	—	—	—	(11)	—	(11)
Dividends ($0.13 per common share)	—	—	—	—	(47)	(47)
Issuance of common stock pursuant to team member stock plans	0.8	(10)	34	—	—	24
Purchase of treasury stock	(0.9)	—	(43)	—	—	(43)
Tax benefit related to exercise of team member stock options	—	4	—	—	—	4
Share-based payment expense	—	19	—	—	—	19
Balances at January 18, 2015	360.3	$2,876	$(720)	$(18)	$1,788	$3,926

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Cash flows from operating activities
Net income	$167	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	111
Share-based payment expense	19	18
LIFO expense	3	—
Deferred income tax benefit	(2)	(4)
Excess tax benefit related to exercise of team member stock options	(4)	(5)
Accretion of premium/discount on marketable securities	6	9
Deferred lease liabilities	11	11
Other	3	6
Net change in current assets and liabilities:
Accounts receivable	(6)	(15)
Merchandise inventories	(53)	(40)
Prepaid expenses and other current assets	9	(16)
Accounts payable	5	31
Accrued payroll, bonus and other benefits due team members	17	17
Other current liabilities	87	55
Net change in other long-term liabilities	—	1
Net cash provided by operating activities	387	337
Cash flows from investing activities
Development costs of new locations	(152)	(122)
Other property and equipment expenditures	(100)	(97)
Purchases of available-for-sale securities	(171)	(339)
Sales and maturities of available-for-sale securities	199	289
Increase in restricted cash	(21)	—
Other investing activities	(6)	(4)
Net cash used in investing activities	(251)	(273)
Cash flows from financing activities
Common stock dividends paid	(43)	(37)
Issuance of common stock	23	16
Purchase of treasury stock	(43)	(62)
Excess tax benefit related to exercise of team member stock options	4	5
Net cash used in financing activities	(59)	(78)
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
Net change in cash and cash equivalents	76	(19)
Cash and cash equivalents at beginning of period	190	290
Cash and cash equivalents at end of period	$266	$271

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$77	$89

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
January 18, 2015

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. The first fiscal quarter is 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal years 2015 and 2014 are 52-week years. The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets.

The following is a summary of percentage sales by geographic area for the periods indicated:

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Sales:
United States	96.7%	96.7%
Canada and United Kingdom	3.3	3.3
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	January 18, 2015	September 28, 2014
Long-lived assets, net:
United States	96.5%	96.0%
Canada and United Kingdom	3.5	4.0
Total long-lived assets, net	100.0%	100.0%

(2) Summary of Significant Accounting Policies
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of retail operational expenses, marketing, and corporate and regional administrative support costs. Advertising costs are charged to expense as incurred, except for certain production costs that are charged to expense when the advertising first takes place.

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

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends ASC 205, “Presentation of Financial Statements,” and ASC 360, “Property, Plant, and Equipment.” The amendments raise the threshold for reporting discontinued operations to only those disposals that represent a strategic shift or have a major impact on an entity’s financial results and operations. The amendments also expand related disclosure requirements. The amendments are effective for fiscal years, and interim periods within those years, beginning after

December 15, 2014 and should be applied on a prospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 25, 2016. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

Effective September 29, 2014, the Company adopted ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The adoption, which provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists did not have a significant impact on the Company’s consolidated financial statements.

Effective September 29, 2014, the Company adopted ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 405, “Liabilities.” The adoption, which provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date did not have a significant impact on the Company’s consolidated financial statements.

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

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

January 18, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$57	$—	$—	$57
Commercial paper	—	10	—	10
Marketable securities - available-for-sale:
Asset-backed securities	—	17	—	17
Commercial paper	—	3	—	3
Corporate bonds	—	109	—	109
Municipal bonds	—	507	—	507
Total	$57	$646	$—	$703

September 28, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$46	$—	$—	$46
Treasury bills	4	—	—	4
Commercial paper	—	15	—	15
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Commercial paper	—	33	—	33
Corporate bonds	—	97	—	97
Municipal bonds	—	530	—	530
Total	$50	$688	$—	$738

(4) Investments
The Company holds investments in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	January 18, 2015	September 28, 2014
Short-term marketable securities - available-for-sale:
Asset-backed securities	$14	$9
Commercial paper	3	33
Corporate bonds	87	56
Municipal bonds	368	455
Total short-term marketable securities	$472	$553
Long-term marketable securities - available-for-sale:
Asset-backed securities	$3	$4
Corporate bonds	22	41
Municipal bonds	139	75
Total long-term marketable securities	$164	$120

Gross unrealized holding gains and losses were not material at January 18, 2015 or September 28, 2014. Available-for-sale securities totaling approximately $225 million and $142 million were in unrealized loss positions at January 18, 2015 and September 28, 2014, respectively. There were no investments in a continuous unrealized loss position for greater than 12 months at January 18, 2015. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 28, 2014. The Company did not recognize any other-than-temporary impairments during the sixteen weeks ended January 18, 2015 or fiscal year ended September 28, 2014. At January 18, 2015, the average effective maturity of the Company’s short- and long-term available-for-sale securities was approximately 6 months and 17 months, respectively, compared to approximately 6 months and 15 months, respectively, at September 28, 2014.

At January 18, 2015 and September 28, 2014, the Company held $10 million in equity interest that is accounted for using the cost method of accounting.

(5) Goodwill and Other Intangible Assets
Additions to goodwill and other intangible assets during the sixteen weeks ended January 18, 2015 and January 19, 2014 were not material. No adjustments to goodwill were recorded during the sixteen weeks ended January 18, 2015 or the same period of the prior fiscal year. The components of intangible assets as of the dates indicated were as follows (in millions):

	January 18, 2015		September 28, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$120	$(47)	$120	$(45)
Definite-lived marketing-related and other	1	(1)	1	(1)
Indefinite-lived contract-based	7		6
Total	$128	$(48)	$127	$(46)

Amortization expense associated with intangible assets was not material during the sixteen weeks ended January 18, 2015 or the same period of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2015	$4
Fiscal year 2016	5
Fiscal year 2017	5
Fiscal year 2018	5
Fiscal year 2019	5
Future fiscal years	49
Total	$73

(6) Reserves for Closed Properties
The following table provides a summary of store closure reserve activity during the sixteen weeks ended January 18, 2015 and fiscal year ended September 28, 2014 (in millions):

	January 18, 2015	September 28, 2014
Beginning balance	$31	$36
Additions	3	4
Usage	(4)	(11)
Adjustments	1	2
Ending balance	$31	$31

(7) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2015 to date and fiscal year 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014(1)	$0.13	January 16, 2015	January 27, 2015	$47
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at January 18, 2015

Treasury Stock
During fiscal year 2014, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors whereby the Company may make up to $1.0 billion in stock purchases of outstanding shares of the common stock of the Company through August 1, 2016. The following table outlines the share repurchase program authorized by the Company’s Board of Directors, and the related repurchase activity as of January 18, 2015 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$143	$857

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

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Number of common shares acquired	0.9	1.1
Average price per common share acquired	$47.39	$56.06
Total cost of common shares acquired	$43	$62

During the sixteen weeks ended January 18, 2015, the Company reissued approximately 0.8 million treasury shares at cost of approximately $34 million to satisfy the issuance of common stock pursuant to team member stock plans. At January 18, 2015 and September 28, 2014, the Company held in treasury approximately 16.8 million shares and 16.7 million shares, respectively, totaling approximately $720 million and $711 million, respectively.

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

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Net income (numerator for basic and diluted earnings per share)	$167	$158

Weighted average common shares outstanding (denominator for basic earnings per share)	359.9	372.3
Incremental common shares attributable to dilutive effect of share-based awards	2.3	3.5
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	362.2	375.8

Basic earnings per share	$0.46	$0.42

Diluted earnings per share	$0.46	$0.42

The computation of diluted earnings per share for the sixteen weeks ended January 18, 2015 and January 19, 2014 does not include share-based awards to purchase approximately 10.5 million shares and 3.9 million shares of common stock, respectively, due to their antidilutive effect.

(9) Share-Based Payments
Share-based payment expense before income taxes recognized during the sixteen weeks ended January 18, 2015 and January 19, 2014 totaled approximately $19 million and $18 million, respectively. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Cost of goods sold and occupancy costs	$1	$1
Selling, general and administrative expenses	18	17
Share-based payment expense before income taxes	19	18
Income tax benefit	(7)	(7)
Net share-based payment expense	$12	$11

At January 18, 2015 and September 28, 2014, approximately 37.6 million shares of the Company’s common stock were available for future stock incentive grants. At January 18, 2015 and September 28, 2014, there was approximately $90 million and $108 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 11.8 million shares and 11.9 million shares, respectively. We anticipate this expense to be recognized over a weighted average period of approximately three years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclaimer on Forward-looking Statements
Certain statements in this report and from time to time in other filings with the Securities and Exchange Commission, news releases, reports, and other written and oral communications made by us and our representatives, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “continue,” “could,” “can,” “may,” “will,” “likely,” “depend,” “should,” “would,” “plan,” “predict,” “target,” and similar expressions, and include references to assumptions and relate to our future prospects, developments and business strategies. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties that may cause our actual results to be materially different from such forward-looking statements and could materially adversely affect our business, financial condition, operating results and cash flows. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition and other factors which are often beyond the control of the Company, as well other risks listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014 and risks and uncertainties not presently known to us or that we currently deem immaterial. We wish to caution you that you should not place undue reliance on such forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update forward-looking statements.

This information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

Overview
Whole Foods Market, Inc. is the leading retailer of natural and organic foods, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. We believe that much of our success to date is because we have remained a uniquely mission-driven company. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of January 18, 2015, operated 406 stores: 387 stores in 42 U.S. states and the District of Columbia; 10 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-seventh full week after the store was opened. Stores acquired in purchase acquisitions enter the comparable store base effective the fifty-seventh full week following the date of acquisition. Comparable store sales growth is calculated on a same-calendar-week to same-calendar-week basis. The methods used to calculate comparable store sales may differ between companies. As a result, our comparable store sales calculation may not be comparable to similar data provided by other companies.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2015 and 2014 are 52-week years.

Economic and Industry Factors
Food retailing is a large, intensely competitive industry. Our competition includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets and restaurants, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price or a combination of these factors.

We offer the broadest selection of high-quality natural and organic products, with a strong emphasis on perishable foods. We believe our high quality standards differentiate our stores from other supermarkets and enable us to attract and maintain a broad base of loyal customers.

Highlights for the First Quarter of Fiscal Year 2015

•	Record total sales of $4.7 billion, a 10.2% increase over the prior year

•	Average weekly sales per store of $724,000, translating to sales per gross square foot of $990

•	Comparable store sales growth of 4.5%

•	Nine new store openings, translating to 9.4% ending square footage growth

•	EBITDA of $396 million, or 8.5% of sales

•	Diluted earnings per share of $0.46, a 10.0% increase over the prior year

During the sixteen weeks ended January 18, 2015, we produced approximately $387 million in cash flows from operations and invested approximately $252 million in capital expenditures, resulting in free cash flow of approximately $135 million. In addition, we returned approximately $43 million in quarterly dividends to common shareholders and repurchased approximately $43 million of our common stock, or approximately 0.9 million shares. At January 18, 2015, we had cash, restricted cash and investments totaling approximately $1.0 billion. Return on invested capital (“ROIC”) for the trailing four quarters was 14.8%.

Targets for Fiscal Year 2015
The Company’s targets for fiscal year 2015 are:

•	Sales growth over 9%

•	Comparable store sales growth in the low to middle single digits

•	Square footage growth of 9% to 10% based on 38 to 42 new stores, including five to six relocations

•	EBITDA margin of approximately 9%

•	ROIC greater than 14%

The Company expects to continue its value strategy and make additional investments in areas such as technology, marketing, and new and existing stores. The Company believes this is the right strategy to drive sales growth over the longer term. Reflecting its ongoing value efforts, the Company expects a greater decline in gross margin, excluding LIFO, in fiscal year 2015 than in fiscal year 2014. The Company expects to maintain expense discipline and improve its cost structure, with the biggest opportunities coming from internal distribution, coordinated purchasing and labor leverage. While quarterly results may fluctuate, the Company expects diluted earnings per share growth for the fiscal year to be in line with or slightly higher than sales growth.

The Company expects store openings to be spread fairly evenly throughout the rest of the fiscal year. For the six remaining former Dominick’s locations in Chicago, two are expected to open in each of the second, third and fourth quarters. The Company also notes that Easter will fall in the second quarter of fiscal year 2015 versus the third quarter of fiscal year 2014, positively impacting comparable store sales growth in the second quarter and negatively impacting comparable store sales growth in the third quarter by an estimated 50 to 60 basis points.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	65.2	65.0
Gross profit	34.8	35.0
Selling, general and administrative expenses	28.5	28.5
Pre-opening expenses	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1
Operating income	5.8	6.0
Investment and other income, net of interest expense	0.1	0.1
Income before income taxes	5.9	6.1
Provision for income taxes	2.3	2.4
Net income	3.6%	3.7%
Figures may not sum due to rounding.

Sales for the sixteen weeks ended January 18, 2015 totaled approximately $4.7 billion, increasing 10.2% over the same period of the prior fiscal year. Average weekly sales per store for the sixteen weeks ended January 18, 2015 totaled approximately $724,000, translating to sales per gross square foot of approximately $990. Comparable store sales increased 4.5% and 5.5% during the sixteen weeks ended January 18, 2015 and January 19, 2014, respectively, and contributed approximately 93.7% and 94.6% to total sales during the sixteen weeks ended January 18, 2015 and January 19, 2014, respectively. As of January 18, 2015, there were 370 locations in the comparable store base as compared to 344 locations at January 19, 2014.

The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 18, 2015 was approximately 34.8% compared to approximately 35.0% for the same period of the prior fiscal year. Gross profit as a percentage of sales decreased 20 basis points for the sixteen weeks ended January 18, 2015 compared to the same period of the prior fiscal year, due primarily to an increase in cost of goods sold as a percentage of sales. Net LIFO inventory reserves increased approximately $3 million during the sixteen weeks ended January 18, 2015, due primarily to inflation in product cost, as compared to no charge for the same period of the prior fiscal year, resulting in a negative impact of six basis points year over year.

Selling, general and administrative expenses as a percentage of sales were approximately 28.5% for each of the sixteen weeks ended January 18, 2015 and the same period of the prior fiscal year. Improvement in selling, general and administrative expenses due to a decrease in salaries and benefits as a percentage of sales for the sixteen weeks ended January 18, 2015 was offset by approximately $13 million, or 28 basis points, of estimated incremental marketing costs related to the Company’s “Values Matter” national brand campaign.

Share-based payment expense included in selling, general and administrative expenses for the sixteen weeks ended January 18, 2015 totaled approximately $18 million and approximately $17 million for the same period of the prior fiscal year.

Pre-opening expenses totaled approximately $21 million for the sixteen weeks ended January 18, 2015 and approximately $16 million for the same period of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $4 million for the sixteen weeks ended January 18, 2015 and approximately $5 million for the same period of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
New stores	7	9
Relocated stores	2	1

Investment and other income, net of interest expense, which includes gift card breakage, interest income, investment gains and losses, and other income, totaled approximately $3 million for the sixteen weeks ended January 18, 2015 compared to approximately $4 million for the same period of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% for each of the sixteen weeks ended January 18, 2015 and the same period of the prior fiscal year.

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

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Net income	$167	$158
Provision for income taxes	107	101
Investment and other income, net of interest expense	(3)	(4)
Operating income	271	255
Depreciation and amortization	125	111
EBITDA	$396	$366

Sales	$4,671	$4,239
EBITDA margin	8.5%	8.6%

The Company defines free cash flow as net cash provided by operating activities less capital expenditures. The following is a tabular reconciliation of the non-GAAP financial measure free cash flow for the periods indicated (in millions):

	Sixteen weeks ended
	January 18, 2015	January 19, 2014
Net cash provided by operating activities	$387	$337
Development costs of new locations	(152)	(122)
Other property and equipment expenditures	(100)	(97)
Free cash flow	$135	$118

The Company defines ROIC as net income divided by average invested capital. Invested capital reflects a trailing four-quarter average. ROIC was as follows (in millions):

	Fifty-two weeks ended
	January 18, 2015	January 19, 2014
Net income	$588	$562

Total rent expense, net of tax (1)	251	226
Estimated depreciation on capitalized operating leases, net of tax (2)	(167)	(150)
Adjusted earnings, including interest related to operating leases	$672	$638

Average working capital, excluding current portion of long-term debt	$662	$891
Average property and equipment, net	2,789	2,348
Average other assets	1,105	1,080
Average other liabilities	(590)	(531)
Average invested capital	$3,966	$3,788
Average estimated asset base of capitalized operating leases (3)	3,278	2,932
Average invested capital, adjusted for capitalization of operating leases	$7,244	$6,720

ROIC	14.8%	14.8%
ROIC, adjusted for capitalization of operating leases	9.3%	9.5%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	January 18, 2015	September 28, 2014
Cash and cash equivalents	$266	$190
Short-term investments - available-for-sale securities	472	553
Total	$738	$743

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $164 million and $120 million at January 18, 2015 and September 28, 2014, respectively.

We generated cash flows from operating activities totaling approximately $387 million during the sixteen weeks ended January 18, 2015 compared to approximately $337 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $251 million for the sixteen weeks ended January 18, 2015 compared to approximately $273 million for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $28 million during the sixteen weeks ended January 18, 2015 compared to net purchases of approximately $50 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 18, 2015 totaled approximately $252 million, of which approximately $152 million was for new store development. Capital expenditures for the sixteen weeks ended January 19, 2014 totaled approximately $219 million, of which approximately $122 million was for new store development.

The following table provides information about the Company’s store growth and development activities:

	New and acquired stores during fiscal year 2014	New stores during fiscal year 2015 as of February 11, 2015	Total leases signed as of February 11, 2015
Number of stores (including relocations)	38	12	116
Number of relocations	1	3	14
Percentage in new markets	55%	8%	20%
Average store size (gross square feet)	37,000	45,000	42,000
Total square footage	1,408,000	540,000	4,877,000
Average pre-opening expense per store (including rent)	$2 million
Average pre-opening rent per store	$1 million

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 116 stores in our current store development pipeline. As of February 11, 2015, the Company had 408 stores totaling approximately 15.6 million square feet and expects to cross the 500-store mark in fiscal year 2017. Longer term, the Company sees demand for 1,200 Whole Foods Market stores in the United States. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $59 million for the sixteen weeks ended January 18, 2015 compared to approximately $78 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2015, the Company’s Board of Directors increased the Company’s quarterly dividend to $0.13 per common share from $0.12 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2015 to date and fiscal year 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014(1)	$0.13	January 16, 2015	January 27, 2015	$47
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at January 18, 2015

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

Share repurchase activity for fiscal year 2015 through January 18, 2015 and fiscal year 2014 was as follows (in millions, except per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2015:
First Quarter	0.9	$47.39	$43
Total fiscal year 2015	0.9	$47.39	$43
Fiscal year 2014:
First Quarter	1.1	$56.06	$62
Second Quarter	1.0	52.86	55
Third Quarter	9.1	39.45	361
Fourth Quarter	2.6	38.06	100
Total fiscal year 2014	13.9	$41.51	$578
(1) Number of shares may not sum due to rounding

Share repurchase activity prior to the fourth quarter of fiscal year 2014 was pursuant to various repurchase programs authorized by the Company’s Board of Directors. As of January 18, 2015, one share repurchase program remains in effect, with prior programs having expired or been cancelled.

The following table outlines the share repurchase program authorized by the Company’s Board of Directors, and the related repurchase activity as of January 18, 2015 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$143	$857

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

Net proceeds to the Company from the exercise of stock options by team members for the sixteen weeks ended January 18, 2015 totaled approximately $23 million compared to approximately $16 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At January 18, 2015 and September 28, 2014, approximately 37.6 million shares of our common stock were available for future stock incentive grants.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of January 18, 2015 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$97	$6	$11	$9	$71
Operating lease obligations (1)	8,434	411	958	1,006	6,059
Total	$8,531	$417	$969	$1,015	$6,130
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at January 18, 2015 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of January 18, 2015, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at January 18, 2015 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements
Recent accounting pronouncements are included in Note 2 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2014. Our exposures to market risk have not changed materially since September 28, 2014.

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

During the first quarter we implemented a new human resource management system. This implementation was not in response to an identified control deficiency or weakness, but has resulted in changes to our business processes and related internal controls over financial reporting. Management has taken the necessary steps to update the design and documentation of internal control processes and procedures relating to the system implementation to supplement and complement existing internal controls. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the sixteen weeks ended January 18, 2015.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
September 29, 2014 - October 26, 2014	—	$—	—	$900,000,009
October 27, 2014 - November 23, 2014	907,428	47.39	907,428	857,000,027
November 24, 2014 - December 21, 2014	—	—	—	857,000,027
December 22, 2014 - January 18, 2015	—	—	—	857,000,027
Total	907,428	$47.39	907,428

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2015.

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

Item 5. Other Information.

The Company has changed the planned date of its 2015 Annual Meeting of Shareholders (“Annual Meeting”) originally scheduled for March 10, 2015. The 2015 Annual Meeting is now scheduled for September 15, 2015.

The expected meeting date for the 2015 Annual Meeting represents a change of more than thirty days from the anniversary of the Company’s 2014 Annual Meeting. Accordingly, the Company has set a new deadline for the receipt of shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Exchange Act”) for inclusion in the Company’s proxy materials for the 2015 Annual Meeting. In order to be considered timely, such proposals must be submitted to the Corporate Secretary at our principal executive offices no later than April 6, 2015.

Additionally, under the Company’s bylaws, the deadline for the receipt of notice by a shareholder of a proposal submitted for consideration at the 2015 Annual Meeting but not submitted for inclusion in our Proxy Statement for our 2015 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, including shareholder nominations for candidates for election as directors, is the 10th calendar day following public announcement of the meeting date. Accordingly, in order to be considered timely, such notice must be submitted to the Corporate Secretary at our principal executive offices no later than March 9, 2015.

Item 6. Exhibits.

Exhibit 10.1 (1)	Form of Restricted Share Award Agreement under the 2009 Stock Incentive Plan
Exhibit 31.1 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a)
Exhibit 31.2 (1)	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 31.3 (1)	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a)
Exhibit 32.1 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 (2)	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 32.3 (2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 101 (1)
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 18, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	February 27, 2015	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)