Form 10-Q
period 2015-04-12
WHOLE FOODS MARKET INC
filed 2015-05-15
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 12, 2015; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 8, 2015 was 358,279,743 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	April 12, 2015	September 28, 2014
Current assets:
Cash and cash equivalents	$323	$190
Short-term investments - available-for-sale securities	453	553
Restricted cash	127	109
Accounts receivable	214	198
Merchandise inventories	476	441
Prepaid expenses and other current assets	87	97
Deferred income taxes	172	168
Total current assets	1,852	1,756
Property and equipment, net of accumulated depreciation and amortization	3,063	2,923
Long-term investments - available-for-sale securities	174	120
Goodwill	710	708
Intangible assets, net of accumulated amortization	79	81
Deferred income taxes	144	132
Other assets	30	24
Total assets	$6,052	$5,744

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$3	$2
Accounts payable	296	276
Accrued payroll, bonus and other benefits due team members	386	379
Dividends payable	47	43
Other current liabilities	591	557
Total current liabilities	1,323	1,257
Long-term capital lease obligations, less current installments	60	60
Deferred lease liabilities	568	548
Other long-term liabilities	69	66
Total liabilities	2,020	1,931

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 377.1 shares issued; 360.3 and 360.4 shares outstanding at 2015 and 2014, respectively	2,886	2,863
Common stock in treasury, at cost, 16.8 and 16.7 shares at 2015 and 2014, respectively	(728)	(711)
Accumulated other comprehensive loss	(25)	(7)
Retained earnings	1,899	1,668
Total shareholders’ equity	4,032	3,813
Total liabilities and shareholders’ equity	$6,052	$5,744

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Sales	$3,647	$3,322	$8,319	$7,561
Cost of goods sold and occupancy costs	2,337	2,131	5,382	4,885
Gross profit	1,310	1,191	2,937	2,676
Selling, general and administrative expenses	1,029	947	2,360	2,156
Pre-opening expenses	20	11	41	27
Relocation, store closure and lease termination costs	6	2	10	7
Operating income	255	231	526	486
Investment and other income, net of interest expense	4	2	8	6
Income before income taxes	259	233	534	492
Provision for income taxes	101	91	208	192
Net income	$158	$142	$326	$300

Basic earnings per share	$0.44	$0.38	$0.90	$0.81
Weighted average shares outstanding	360.2	371.5	360.0	372.0

Diluted earnings per share	$0.44	$0.38	$0.90	$0.80
Weighted average shares outstanding, diluted basis	363.7	374.5	362.9	375.3

Dividends declared per common share	$0.13	$0.12	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Net income	$158	$142	$326	$300
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7)	2	(18)	(3)
Other comprehensive income (loss), net of tax	(7)	2	(18)	(3)
Comprehensive income	$151	$144	$308	$297

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Twenty-eight weeks ended April 12, 2015 and fiscal year ended September 28, 2014
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 29, 2013	372.4	$2,765	$(153)	$1	$1,265	$3,878
Net income	—	—	—	—	579	579
Other comprehensive loss, net of tax	—	—	—	(8)	—	(8)
Dividends ($0.48 per common share)	—	—	—	—	(176)	(176)
Issuance of common stock pursuant to team member stock plans	1.9	21	20	—	—	41
Purchase of treasury stock	(13.9)	—	(578)	—	—	(578)
Tax benefit related to exercise of team member stock options	—	9	—	—	—	9
Share-based payment expense	—	68	—	—	—	68
Balances at September 28, 2014	360.4	2,863	(711)	(7)	1,668	3,813
Net income	—	—	—	—	326	326
Other comprehensive loss, net of tax	—	—	—	(18)	—	(18)
Dividends ($0.26 per common share)	—	—	—	—	(94)	(94)
Issuance of common stock pursuant to team member stock plans	1.7	(23)	73	—	—	50
Purchase of treasury stock	(1.8)	—	(90)	—	—	(90)
Tax benefit related to exercise of team member stock options	—	9	—	—	—	9
Share-based payment expense	—	37	—	—	—	37
Other	—	—	—	—	(1)	(1)
Balances at April 12, 2015	360.3	$2,886	$(728)	$(25)	$1,899	$4,032

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Twenty-eight weeks ended
	April 12, 2015	April 13, 2014
Cash flows from operating activities
Net income	$326	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225	198
Share-based payment expense	37	36
LIFO expense	3	—
Deferred income tax benefit	(17)	(18)
Excess tax benefit related to exercise of team member stock options	(9)	(7)
Accretion of premium/discount on marketable securities	10	16
Deferred lease liabilities	18	17
Other	3	7
Net change in current assets and liabilities:
Accounts receivable	(16)	(20)
Merchandise inventories	(39)	(29)
Prepaid expenses and other current assets	9	6
Accounts payable	21	24
Accrued payroll, bonus and other benefits due team members	8	10
Other current liabilities	127	78
Net change in other long-term liabilities	3	1
Net cash provided by operating activities	709	619
Cash flows from investing activities
Development costs of new locations	(295)	(207)
Other property and equipment expenditures	(163)	(155)
Purchases of available-for-sale securities	(273)	(514)
Sales and maturities of available-for-sale securities	306	473
Purchases of intangible assets	(1)	(18)
Decrease (increase) in restricted cash	(19)	2
Other investing activities	(7)	(12)
Net cash used in investing activities	(452)	(431)
Cash flows from financing activities
Purchase of treasury stock	(90)	(117)
Common stock dividends paid	(90)	(82)
Issuance of common stock	49	24
Excess tax benefit related to exercise of team member stock options	9	7
Other financing activities	(1)	—
Net cash used in financing activities	(123)	(168)
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
Net change in cash and cash equivalents	133	15
Cash and cash equivalents at beginning of period	190	290
Cash and cash equivalents at end of period	$323	$305

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$176	$206

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
April 12, 2015

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

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Sales:
United States	97.0%	96.8%	96.9%	96.8%
Canada and United Kingdom	3.0	3.2	3.1	3.2
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	April 12, 2015	September 28, 2014
Long-lived assets, net:
United States	96.7%	96.0%
Canada and United Kingdom	3.3	4.0
Total long-lived assets, net	100.0%	100.0%

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

Recent Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which amends Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements.” The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove certain related disclosure requirements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied on a retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 24, 2017. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which amends ASC 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September

24, 2017. We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which amends ASC 810, “Consolidation.” The amendments revise the consolidation analysis related to limited partnerships and similar legal entities, variable interest entities, and certain investment funds. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a modified or full retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 24, 2017. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which creates a new topic in the ASC, topic 606, “Revenue from Contracts with Customers.” The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied on either a full or modified retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 30, 2018. We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

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

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

April 12, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$57	$—	$—	$57
Commercial paper	—	30	—	30
Marketable securities - available-for-sale:
Asset-backed securities	—	25	—	25
Commercial paper	—	1	—	1
Corporate bonds	—	101	—	101
Municipal bonds	—	500	—	500
Total	$57	$657	$—	$714

September 28, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$46	$—	$—	$46
Treasury bills	4	—	—	4
Commercial paper	—	15	—	15
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Commercial paper	—	33	—	33
Corporate bonds	—	97	—	97
Municipal bonds	—	530	—	530
Total	$50	$688	$—	$738

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	April 12, 2015	September 28, 2014
Short-term marketable securities - available-for-sale:
Asset-backed securities	$17	$9
Commercial paper	1	33
Corporate bonds	84	56
Municipal bonds	351	455
Total short-term marketable securities	$453	$553
Long-term marketable securities - available-for-sale:
Asset-backed securities	$8	$4
Corporate bonds	17	41
Municipal bonds	149	75
Total long-term marketable securities	$174	$120

Gross unrealized holding gains and losses were not material at April 12, 2015 or September 28, 2014. Available-for-sale securities totaling approximately $193 million and $142 million were in unrealized loss positions at April 12, 2015 and September 28, 2014, respectively. There were no investments in a continuous unrealized loss position for greater than 12 months at April 12, 2015. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 28, 2014. The Company did not recognize any other-than-temporary impairments during the twenty-eight weeks ended April 12, 2015 or fiscal year ended September 28, 2014. At April 12, 2015, the average effective maturity of the Company’s short- and long-term available-for-sale securities was approximately 5 months and 16 months, respectively, compared to approximately 6 months and 15 months, respectively, at September 28, 2014.

At April 12, 2015 and September 28, 2014, the Company held $10 million in equity interest that is accounted for using the cost method of accounting. Additionally, the Company held ownership interests in supplier companies totaling approximately $6 million and $4 million at April 12, 2015 and September 28, 2014, respectively, which are accounted for using the equity method of accounting.

(5) Goodwill and Other Intangible Assets
Additions to goodwill and other intangible assets during the twenty-eight weeks ended April 12, 2015 were not material. No adjustments to goodwill were recorded during the twenty-eight weeks ended April 12, 2015 or the same period of the prior fiscal year. During the twenty-eight weeks ended April 13, 2014, the Company acquired definite-lived intangible assets totaling approximately $18 million primarily related to acquired leasehold rights. The components of intangible assets as of the dates indicated were as follows (in millions):

	April 12, 2015		September 28, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$120	$(48)	$120	$(45)
Definite-lived marketing-related and other	1	(1)	1	(1)
Indefinite-lived contract-based	7		6
Total	$128	$(49)	$127	$(46)

Amortization expense associated with intangible assets was not material during the twelve and twenty-eight weeks ended April 12, 2015 or the same periods of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2015	$3
Fiscal year 2016	5
Fiscal year 2017	5
Fiscal year 2018	5
Fiscal year 2019	5
Future fiscal years	49
Total	$72

(6) Reserves for Closed Properties
The following table provides a summary of store closure reserve activity during the twenty-eight weeks ended April 12, 2015 and fiscal year ended September 28, 2014 (in millions):

	April 12, 2015	September 28, 2014
Beginning balance	$31	$36
Additions	6	4
Usage	(6)	(11)
Adjustments	1	2
Ending balance	$32	$31

(7) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2015 to date and fiscal year 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015(1)	0.13	April 10, 2015	April 21, 2015	47
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at April 12, 2015

Treasury Stock
During fiscal year 2014, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors whereby the Company may make up to $1.0 billion in stock purchases of outstanding shares of the common stock of the Company through August 1, 2016. The following table outlines the share repurchase program authorized by the Company’s Board of Directors, and the related repurchase activity as of April 12, 2015 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$190	$810

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

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Number of common shares acquired	0.9	1.0	1.8	2.1
Average price per common share acquired	$55.02	$52.86	$51.09	$54.50
Total cost of common shares acquired	$47	$55	$90	$117

During the twenty-eight weeks ended April 12, 2015, the Company reissued approximately 1.7 million treasury shares at cost of approximately $73 million to satisfy the issuance of common stock pursuant to team member stock plans. At April 12, 2015 and September 28, 2014, the Company held in treasury approximately 16.8 million shares and 16.7 million shares, respectively, totaling approximately $728 million and $711 million, respectively.

Subsequent to the end of the second quarter of fiscal year 2015, the Company repurchased approximately 2.1 million shares of the Company’s common stock at an average price per share of $45.98 for a total of approximately $98 million bringing the total current available authorization to approximately $712 million.

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Net income (numerator for basic and diluted earnings per share)	$158	$142	$326	$300

Weighted average common shares outstanding (denominator for basic earnings per share)	360.2	371.5	360.0	372.0
Incremental common shares attributable to dilutive effect of share-based awards	3.5	3.0	2.9	3.3
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	363.7	374.5	362.9	375.3

Basic earnings per share	$0.44	$0.38	$0.90	$0.81

Diluted earnings per share	$0.44	$0.38	$0.90	$0.80

The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 12, 2015 does not include share-based awards to purchase approximately 4.9 million shares and 8.1 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 13,

2014 does not include share-based awards to purchase approximately 4.8 million shares and 4.3 million shares of common stock, respectively, due to their antidilutive effect.

(9) Share-Based Payments
Share-based payment expense before income taxes recognized during the twelve and twenty-eight weeks ended April 12, 2015 totaled approximately $18 million and $37 million, respectively, and approximately $18 million and $36 million, respectively, for the same periods of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Cost of goods sold and occupancy costs	$—	$—	$1	$1
Selling, general and administrative expenses	18	18	36	35
Share-based payment expense before income taxes	18	18	37	36
Income tax benefit	(7)	(7)	(14)	(14)
Net share-based payment expense	$11	$11	$23	$22

At April 12, 2015 and September 28, 2014, approximately 37.2 million shares and 37.6 million shares of the Company’s common stock, respectively, were available for future stock incentive grants.

Stock Options
During the twenty-eight weeks ended April 12, 2015 and April 13, 2014, the Company awarded approximately 0.5 million and 0.9 million stock options, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan. The weighted average grant date fair value of options granted during the twenty-eight weeks ended April 12, 2015 and April 13, 2014 was $15.44 and $14.05, respectively. The fair value of stock option grants during the twenty-eight weeks ended April 12, 2015 and April 13, 2014 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014
Expected dividend yield	0.900%	0.897%
Risk-free interest rate	1.40%	1.32%
Expected volatility	32.97%	32.64%
Expected life, in years	4.65	4.52

Total share-based payment expense related to vesting stock options totaled approximately $17 million and $35 million for the twelve and twenty-eight weeks ended April 12, 2015, respectively, and approximately $16 million and $34 million, respectively, for the same periods of the prior fiscal year. At April 12, 2015 and September 28, 2014, there was approximately $80 million and $108 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 12.1 million shares and 11.9 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 2.7 years.

Restricted Stock
During the twenty-eight weeks ended April 12, 2015 and April 13, 2014, the Company awarded approximately 0.1 million shares and 0.2 million shares of restricted common stock, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date for the twenty-eight weeks ended April 12, 2015 and April 13, 2014 totaled approximately $3 million and $11 million, respectively.

Total share-based payment expense related to restricted shares for the twelve and twenty-eight weeks ended April 12, 2015 and April 13, 2014 included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations was not material. At April 12, 2015 and September 28, 2014, there was approximately $11 million and $10 million of unrecognized share-based payment expense, respectively, related to unvested restricted stock. The Company anticipates this expense to be recognized over a weighted average period of 3.5 years.

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

Overview
Whole Foods Market, Inc. is the leading retailer of natural and organic foods, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. We believe that much of our success to date is because we have remained a uniquely mission-driven company. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of April 12, 2015, operated 414 stores: 395 stores in 42 U.S. states and the District of Columbia; 10 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-seventh full week after the store was opened or acquired. Stores closed for eight or more days are excluded from the comparable store base from the first full week of closure until re-opened for a full fiscal week. Comparable store sales growth is calculated on a same-calendar-week to same-calendar-week basis and is presented on a constant currency basis. All prior year calculations have been updated to reflect the current definition. The methods used to calculate comparable store sales may differ between companies; thus growth rates across companies may not be comparable.

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

Highlights for the Second Quarter of Fiscal Year 2015

•	Record total sales of $3.6 billion, a 9.8% increase over the prior year

•	Comparable store sales growth of 3.6%

•	EBITDA of $355 million, or 9.7% of sales

•	Diluted earnings per share of $0.44, a 14.2% increase over the prior year

During the twelve weeks ended April 12, 2015, we produced approximately $322 million in cash flows from operations and invested approximately $206 million in capital expenditures, resulting in free cash flow of approximately $116 million. In addition, we returned approximately $47 million in quarterly dividends to common shareholders and repurchased approximately $47 million of our common stock, or approximately 0.9 million shares. At April 12, 2015, we had cash, restricted cash and investments totaling approximately $1.1 billion. Return on invested capital (“ROIC”) increased 68 basis points to 15.1%.

In addition, the Company announced the launch of a new, uniquely-branded store concept unlike anything that currently exists in the marketplace. Offering our industry-leading standards at value prices, this new format will feature a modern, streamlined design, innovative technology and a curated selection. It will offer a convenient, transparent, and values-oriented experience geared toward millennial shoppers, while appealing to anyone looking for high-quality, fresh food at great prices. The Company is building a team to focus exclusively on this new concept and is currently negotiating leases. The plan is to begin opening stores next year, and given the more standardized design and product assortment, the Company expects a fairly rapid expansion from there.

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

The Company expects comparable store sales growth in the third quarter to be negatively impacted by approximately 100 basis points from the Easter shift and cycling over Team Member Appreciation Double Discount Day, which was held in the prior year only. For the five-week period from March 30, 2015 through May 3, 2015, which reflects the last two weeks of the second quarter, the first three weeks of the third quarter, and Easter in both years, comparable store sales growth was 1.5%. This includes an estimated negative impact of more than 120 basis points from Team Member Appreciation Double Discount Day. In addition, the Company reported significant LIFO charges in the prior fiscal year of approximately $11 million in the third quarter and approximately $5 million in the fourth quarter.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.1	64.1	64.7	64.6
Gross profit	35.9	35.9	35.3	35.4
Selling, general and administrative expenses	28.2	28.5	28.4	28.5
Pre-opening expenses	0.6	0.3	0.5	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.1	0.1
Operating income	7.0	7.0	6.3	6.4
Investment and other income, net of interest expense	0.1	0.1	0.1	0.1
Income before income taxes	7.1	7.0	6.4	6.5
Provision for income taxes	2.8	2.7	2.5	2.5
Net income	4.3%	4.3%	3.9%	4.0%
Figures may not sum due to rounding

Sales for the twelve and twenty-eight weeks ended April 12, 2015 totaled approximately $3.6 billion and $8.3 billion, respectively, increasing 9.8% and 10.0%, respectively, over the same periods of the prior fiscal year. Average weekly sales per store for the twelve and twenty-eight weeks ended April 12, 2015 totaled approximately $740,000 and $730,000, respectively, each translating to sales per gross square foot of approximately $1,000. Comparable store sales increased 3.6% and 4.2% during the twelve and twenty-eight weeks ended April 12, 2015, respectively, and included an estimated 50 basis points and 20 basis points, respectively, positive impact from Easter shifting from the third quarter in the prior fiscal year to the second quarter of the current fiscal year. Comparable store sales increased 4.6% and 5.2% for the same periods of the prior fiscal year. Comparable store sales contributed approximately 93.4% and 93.6% for the twelve and twenty-eight weeks ended April 12, 2015, respectively, compared to approximately 94.1% and 94.4%, respectively, for the same periods of the prior fiscal year. As of April 12, 2015, there were 373 locations in the comparable store base as compared to 346 locations at April 13, 2014.

The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 12, 2015 was approximately 35.9% and 35.3%, respectively, compared to approximately 35.9% and 35.4%, respectively, for the same periods of the prior fiscal year. Gross profit for the twelve weeks ended April 12, 2015 includes a supplier credit of approximately $7 million, or 19 basis points as a percentage of sales. Excluding this supplier credit, gross profit as a percentage of sales for the twelve weeks ended April 12, 2015 declined 12 basis points primarily due to higher cost of goods sold as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were approximately 28.2% and 28.4% for the twelve and twenty-eight weeks ended April 12, 2015, respectively, compared to approximately 28.5% for each of the same periods of the prior fiscal year. Improvement in selling, general and administrative expenses was primarily due to a decrease in salaries and benefits as a percentage of sales.

Share-based payment expense included in selling, general and administrative expenses totaled approximately $18 million and $36 million during the twelve and twenty-eight weeks ended April 12, 2015, respectively, and approximately $18 million and $35 million, respectively, for the same periods of the prior fiscal year.

Pre-opening expenses totaled approximately $20 million and $41 million for the twelve and twenty-eight weeks ended April 12, 2015, respectively, and approximately $11 million and $27 million for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $6 million and $10 million for the twelve and twenty-eight weeks ended April 12, 2015, respectively, and approximately $2 million and $7 million for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
New stores	8	3	15	12
Relocated stores	3	—	5	1

Investment and other income, net of interest expense, which includes gift card breakage, interest income, investment gains and losses, and other income, totaled approximately $4 million and $8 million for the twelve and twenty-eight weeks ended April 12, 2015, respectively, compared to approximately $2 million and $6 million for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% for each of the twelve and twenty-eight weeks ended April 12, 2015 and the same periods of the prior fiscal year.

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

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Net income	$158	$142	$326	$300
Provision for income taxes	101	91	208	192
Investment and other income, net of interest expense	(4)	(2)	(8)	(6)
Operating income	255	231	526	486
Depreciation and amortization	100	87	225	198
EBITDA	$355	$318	$751	$684

Sales	$3,647	$3,322	$8,319	$7,561
EBITDA margin	9.7%	9.6%	9.0%	9.0%

The Company defines free cash flow as net cash provided by operating activities less capital expenditures. The following is a tabular reconciliation of the non-GAAP financial measure free cash flow for the periods indicated (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Net cash provided by operating activities	$322	$282	$709	$619
Development costs of new locations	(143)	(85)	(295)	(207)
Other property and equipment expenditures	(63)	(58)	(163)	(155)
Free cash flow	$116	$139	$251	$257

The Company defines ROIC as adjusted earnings divided by average invested capital. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC was as follows (in millions):

	Fifty-two weeks ended
	April 12, 2015	April 13, 2014
Net income	$604	$563
Interest expense, net of tax	—	—
Adjusted earnings	604	563
Total rent expense, net of tax (1)	256	230
Estimated depreciation on capitalized operating leases, net of tax (2)	(171)	(153)
Adjusted earnings, including the effect of capitalized operating leases	$689	$640

Average working capital, excluding current portion of long-term debt	$587	$893
Average property and equipment, net	2,899	2,436
Average other assets	1,105	1,108
Average other liabilities	(605)	(543)
Average invested capital	3,986	3,894
Average estimated asset base of capitalized operating leases (3)	3,344	2,992
Average invested capital, including the effect of capitalized operating leases	$7,330	$6,886

ROIC	15.1%	14.5%
ROIC, including the effect of capitalized operating leases	9.4%	9.3%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	April 12, 2015	September 28, 2014
Cash and cash equivalents	$323	$190
Short-term investments - available-for-sale securities	453	553
Total	$776	$743

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $174 million and $120 million at April 12, 2015 and September 28, 2014, respectively.

We generated cash flows from operating activities totaling approximately $709 million during the twenty-eight weeks ended April 12, 2015 compared to approximately $619 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $452 million for the twenty-eight weeks ended April 12, 2015 compared to approximately $431 million for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $33 million during the twenty-eight weeks ended April 12, 2015 compared to net purchases of approximately $41 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 12, 2015 totaled approximately $458 million, of which approximately $295 million was for new store development. Capital expenditures for the twenty-eight weeks ended April 13, 2014 totaled approximately $362 million, of which approximately $207 million was for new store development.

The following table provides information about the Company’s store growth and development activities:

	New and acquired stores during fiscal year 2014	New stores during fiscal year 2015 as of May 6, 2015	Total leases signed as of May 6, 2015
Number of stores (including relocations)	38	23	113
Number of relocations	1	5	14
Percentage in new markets	55%	9%	20%
Average store size (gross square feet)	37,000	43,000	43,000
Total square footage	1,408,000	983,000	4,891,000
Average pre-opening expense per store (including rent)	$2 million
Average pre-opening rent per store	$1 million

As of May 6, 2015, the Company had 417 stores totaling approximately 16.0 million square feet and expects to cross the 500-store mark in fiscal year 2017. Longer term, the Company sees demand for 1,200 Whole Foods Market stores in the United States.

In addition, the Company announced the launch of a new, uniquely-branded store concept unlike anything that currently exists in the marketplace. The plan is to begin opening stores next year, and given the more standardized design and product assortment, the Company expects a fairly rapid expansion from there.

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 113 stores in our current store development pipeline, as well as the launch of our new, uniquely-branded store concept. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may continue to pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $123 million for the twenty-eight weeks ended April 12, 2015 compared to approximately $168 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2015, the Company’s Board of Directors increased the Company’s quarterly dividend to $0.13 per common share from $0.12 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2015 to date and fiscal year 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015 (1)	0.13	April 10, 2015	April 21, 2015	47
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at April 12, 2015

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

Share repurchase activity for fiscal year 2015 through April 12, 2015 and fiscal year 2014 was as follows (in millions, except per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2015:
First Quarter	0.9	$47.39	$43
Second Quarter	0.9	55.02	47
Total fiscal year 2015	1.8	$51.09	$90
Fiscal year 2014:
First Quarter	1.1	$56.06	$62
Second Quarter	1.0	52.86	55
Third Quarter	9.1	39.45	361
Fourth Quarter	2.6	38.06	100
Total fiscal year 2014	13.9	$41.51	$578
(1) Number of shares may not sum due to rounding

Share repurchase activity prior to the fourth quarter of fiscal year 2014 was pursuant to various repurchase programs authorized by the Company’s Board of Directors. As of April 12, 2015, one share repurchase program remains in effect, with prior programs having expired or been cancelled.

The following table outlines the share repurchase program authorized by the Company’s Board of Directors, and the related repurchase activity as of April 12, 2015 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$190	$810

Subsequent to the end of the second quarter of fiscal year 2015, the Company repurchased approximately 2.1 million shares of the Company’s common stock at an average price per share of $45.98 for a total of approximately $98 million bringing the total current available authorization to approximately $712 million.

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

Net proceeds to the Company from the exercise of stock options by team members for the twenty-eight weeks ended April 12, 2015 totaled approximately $49 million compared to approximately $24 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At April 12, 2015 and September 28, 2014, approximately 37.2 million shares and 37.6 million shares of our common stock, respectively, were available for future stock incentive grants.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of April 12, 2015 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$97	$6	$11	$10	$70
Operating lease obligations (1)	8,654	407	973	1,030	6,244
Total	$8,751	$413	$984	$1,040	$6,314
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 12, 2015 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of April 12, 2015, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.
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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 12, 2015 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended April 12, 2015.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 19, 2015 - February 15, 2015	—	$—	—	$857,000,027
February 16, 2015 - March 15, 2015	854,296	55.02	854,296	810,000,026
March 16, 2015 - April 12, 2015	—	—	—	810,000,026
Total	854,296	$55.02	854,296

(1)	Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2015.

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
Exhibit 101 (1)
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 12, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	May 15, 2015	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)