Form 10-Q
period 2015-07-05
WHOLE FOODS MARKET INC
filed 2015-08-07
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 5, 2015; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 31, 2015 was 357,858,014 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	July 5, 2015	September 28, 2014
Current assets:
Cash and cash equivalents	$257	$190
Short-term investments - available-for-sale securities	434	553
Restricted cash	128	109
Accounts receivable	216	198
Merchandise inventories	484	441
Prepaid expenses and other current assets	102	97
Deferred income taxes	183	168
Total current assets	1,804	1,756
Property and equipment, net of accumulated depreciation and amortization	3,163	2,923
Long-term investments - available-for-sale securities	178	120
Goodwill	710	708
Intangible assets, net of accumulated amortization	80	81
Deferred income taxes	69	132
Other assets	32	24
Total assets	$6,036	$5,744

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$3	$2
Accounts payable	291	276
Accrued payroll, bonus and other benefits due team members	405	379
Dividends payable	47	43
Other current liabilities	511	557
Total current liabilities	1,257	1,257
Long-term capital lease obligations, less current installments	60	60
Deferred lease liabilities	578	548
Other long-term liabilities	71	66
Total liabilities	1,966	1,931

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600.0 shares authorized; 377.1 shares issued; 358.6 and 360.4 shares outstanding at 2015 and 2014, respectively	2,895	2,863
Common stock in treasury, at cost, 18.5 and 16.7 shares at 2015 and 2014, respectively	(809)	(711)
Accumulated other comprehensive loss	(22)	(7)
Retained earnings	2,006	1,668
Total shareholders’ equity	4,070	3,813
Total liabilities and shareholders’ equity	$6,036	$5,744

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Sales	$3,632	$3,377	$11,951	$10,938
Cost of goods sold and occupancy costs	2,339	2,163	7,721	7,048
Gross profit	1,293	1,214	4,230	3,890
Selling, general and administrative expenses	1,032	951	3,392	3,107
Pre-opening expenses	12	18	53	45
Relocation, store closure and lease termination costs	2	2	12	9
Operating income	247	243	773	729
Investment and other income, net of interest expense	5	4	12	10
Income before income taxes	252	247	785	739
Provision for income taxes	98	96	306	288
Net income	$154	$151	$479	$451

Basic earnings per share	$0.43	$0.41	$1.33	$1.22
Weighted average shares outstanding	358.5	365.0	359.6	369.9

Diluted earnings per share	$0.43	$0.41	$1.32	$1.21
Weighted average shares outstanding, diluted basis	360.5	367.2	362.2	372.9

Dividends declared per common share	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Net income	$154	$151	$479	$451
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	4	(15)	1
Other comprehensive income (loss), net of tax	3	4	(15)	1
Comprehensive income	$157	$155	$464	$452

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Forty weeks ended July 5, 2015 and fiscal year ended September 28, 2014
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 29, 2013	372.4	$2,765	$(153)	$1	$1,265	$3,878
Net income	—	—	—	—	579	579
Other comprehensive loss, net of tax	—	—	—	(8)	—	(8)
Dividends ($0.48 per common share)	—	—	—	—	(176)	(176)
Issuance of common stock pursuant to team member stock plans	1.9	21	20	—	—	41
Purchase of treasury stock	(13.9)	—	(578)	—	—	(578)
Tax benefit related to exercise of team member stock options	—	9	—	—	—	9
Share-based payment expense	—	68	—	—	—	68
Balances at September 28, 2014	360.4	2,863	(711)	(7)	1,668	3,813
Net income	—	—	—	—	479	479
Other comprehensive loss, net of tax	—	—	—	(15)	—	(15)
Dividends ($0.39 per common share)	—	—	—	—	(140)	(140)
Issuance of common stock pursuant to team member stock plans	2.1	(29)	90	—	—	61
Purchase of treasury stock	(3.9)	—	(188)	—	—	(188)
Tax benefit related to exercise of team member stock options	—	10	—	—	—	10
Share-based payment expense	—	51	—	—	—	51
Other	—	—	—	—	(1)	(1)
Balances at July 5, 2015	358.6	$2,895	$(809)	$(22)	$2,006	$4,070

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Forty weeks ended
	July 5, 2015	July 6, 2014
Cash flows from operating activities
Net income	$479	$451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	286
Share-based payment expense	51	51
LIFO expense	3	11
Deferred income tax expense (benefit)	47	(30)
Excess tax benefit related to exercise of team member stock options	(10)	(8)
Accretion of premium/discount on marketable securities	14	22
Deferred lease liabilities	24	28
Other	10	8
Net change in current assets and liabilities:
Accounts receivable	(19)	(46)
Merchandise inventories	(47)	(24)
Prepaid expenses and other current assets	(4)	(13)
Accounts payable	16	22
Accrued payroll, bonus and other benefits due team members	26	28
Other current liabilities	72	76
Net change in other long-term liabilities	4	(3)
Net cash provided by operating activities	997	859
Cash flows from investing activities
Development costs of new locations	(411)	(329)
Other property and equipment expenditures	(268)	(196)
Purchases of available-for-sale securities	(458)	(648)
Sales and maturities of available-for-sale securities	497	959
Purchases of intangible assets	(3)	(19)
Decrease (increase) in restricted cash	(19)	2
Payment for purchase of acquired entities, net of cash acquired	(4)	(73)
Other investing activities	(5)	(17)
Net cash used in investing activities	(671)	(321)
Cash flows from financing activities
Purchase of treasury stock	(188)	(478)
Common stock dividends paid	(137)	(126)
Issuance of common stock	61	35
Excess tax benefit related to exercise of team member stock options	10	8
Other financing activities	(1)	(1)
Net cash used in financing activities	(255)	(562)
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Net change in cash and cash equivalents	67	(26)
Cash and cash equivalents at beginning of period	190	290
Cash and cash equivalents at end of period	$257	$264

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$263	$329

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
July 5, 2015

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

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Sales:
United States	96.9%	96.6%	96.9%	96.7%
Canada and United Kingdom	3.1	3.4	3.1	3.3
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	July 5, 2015	September 28, 2014
Long-lived assets, net:
United States	96.7%	96.0%
Canada and United Kingdom	3.3	4.0
Total long-lived assets, net	100.0%	100.0%

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

Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory,” which amends Accounting Standards Codification (“ASC”) topic 330, “Inventory.” The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 30, 2018. We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which amends ASC topic 820, “Fair Value Measurements.” The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove certain related disclosure requirements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied on a retrospective basis.

The provisions are effective for the Company’s first quarter of fiscal year ending September 24, 2017. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which amends ASC 350, “Intangibles – Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending September 24, 2017. We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which creates a new topic in the ASC, topic 606, “Revenue from Contracts with Customers.” The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied on either a full or modified retrospective basis. In July 2015, the FASB approved an optional one-year deferral of the effective date. Based on the deferral, the provisions are effective for the Company’s first quarter of fiscal year ending September 30, 2018 or fiscal year ending September 29, 2019. We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements, as well as the timing and method of adoption.

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

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

July 5, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$78	$—	$—	$78
Marketable securities - available-for-sale:
Asset-backed securities	—	29	—	29
Certificates of deposit	—	3	—	3
Corporate bonds	—	115	—	115
Municipal bonds	—	465	—	465
Total	$78	$612	$—	$690

September 28, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$46	$—	$—	$46
Treasury bills	4	—	—	4
Commercial paper	—	15	—	15
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Commercial paper	—	33	—	33
Corporate bonds	—	97	—	97
Municipal bonds	—	530	—	530
Total	$50	$688	$—	$738

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	July 5, 2015	September 28, 2014
Short-term marketable securities - available-for-sale:
Asset-backed securities	$22	$9
Certificates of deposit	3	—
Commercial paper	—	33
Corporate bonds	79	56
Municipal bonds	330	455
Total short-term marketable securities	$434	$553
Long-term marketable securities - available-for-sale:
Asset-backed securities	$7	$4
Corporate bonds	36	41
Municipal bonds	135	75
Total long-term marketable securities	$178	$120

Gross unrealized holding gains and losses were not material at July 5, 2015 or September 28, 2014. Available-for-sale securities totaling approximately $378 million and $142 million were in unrealized loss positions at July 5, 2015 and September 28, 2014, respectively. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at July 5, 2015 or September 28, 2014. The Company did not recognize any other-than-temporary impairments during the forty weeks ended July 5, 2015 or fiscal year ended September 28, 2014. At July 5, 2015, the average effective maturity of the Company’s short- and long-term available-for-sale securities was approximately 7 months and 17 months, respectively, compared to approximately 6 months and 15 months, respectively, at September 28, 2014.

At July 5, 2015 and September 28, 2014, the Company held $10 million in equity interest that is accounted for using the cost method of accounting. Additionally, the Company held ownership interests in supplier companies totaling approximately

$5 million and $4 million at July 5, 2015 and September 28, 2014, respectively, which are accounted for using the equity method of accounting.

(5) Goodwill and Other Intangible Assets
Additions and adjustments to goodwill and additions of other intangible assets during the forty weeks ended July 5, 2015 were not material. The Company recorded goodwill totaling approximately $29 million related to the acquisition of four retail locations and acquired definite-lived intangible assets totaling approximately $18 million, primarily related to acquired leasehold rights, during the forty weeks ended July 6, 2014. The components of intangible assets as of the dates indicated were as follows (in millions):

	July 5, 2015		September 28, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$122	$(49)	$120	$(45)
Definite-lived marketing-related and other	—	—	1	(1)
Indefinite-lived contract-based	7		6
Total	$129	$(49)	$127	$(46)

Amortization expense associated with intangible assets was not material during the twelve and forty weeks ended July 5, 2015 or the same periods of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2015	$2
Fiscal year 2016	6
Fiscal year 2017	5
Fiscal year 2018	5
Fiscal year 2019	5
Future fiscal years	50
Total	$73

(6) Reserves for Closed Properties
The following table provides a summary of store closure reserve activity during the forty weeks ended July 5, 2015 and fiscal year ended September 28, 2014 (in millions):

	July 5, 2015	September 28, 2014
Beginning balance	$31	$36
Additions	7	4
Usage	(10)	(11)
Adjustments	1	2
Ending balance	$29	$31

(7) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2015 to date and fiscal year 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.13	April 10, 2015	April 21, 2015	47
June 9, 2015(1)	0.13	July 2, 2015	July 14, 2015	47
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at July 5, 2015

Treasury Stock
During fiscal year 2014, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors whereby the Company may make up to $1.0 billion in stock purchases of outstanding shares of the common stock of the Company through August 1, 2016. The following table outlines the share repurchase program authorized by the Company’s Board of Directors, and the related repurchase activity as of July 5, 2015 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$288	$712

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

Share repurchase activity prior to the fourth quarter of fiscal year 2014 was pursuant to various repurchase programs authorized by the Company’s Board of Directors. As of July 5, 2015, one share repurchase program remains in effect, with prior programs having expired or been cancelled. Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Number of common shares acquired	2.1	9.1	3.9	11.2
Average price per common share acquired	$45.98	$39.45	$48.29	$42.31
Total cost of common shares acquired	$98	$361	$188	$478

During the forty weeks ended July 5, 2015, the Company reissued approximately 2.1 million treasury shares at cost of approximately $90 million to satisfy the issuance of common stock pursuant to team member stock plans. At July 5, 2015 and September 28, 2014, the Company held in treasury approximately 18.5 million shares and 16.7 million shares, respectively, totaling approximately $809 million and $711 million, respectively.

Subsequent to the end of the third quarter of fiscal year 2015, the Company repurchased approximately 0.9 million shares of the Company’s common stock at an average price per share of $36.38 for a total of approximately $33 million bringing the total current available authorization to approximately $679 million.

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

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Net income (numerator for basic and diluted earnings per share)	$154	$151	$479	$451

Weighted average common shares outstanding (denominator for basic earnings per share)	358.5	365.0	359.6	369.9
Incremental common shares attributable to dilutive effect of share-based awards	2.0	2.2	2.6	3.0
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	360.5	367.2	362.2	372.9

Basic earnings per share	$0.43	$0.41	$1.33	$1.22

Diluted earnings per share	$0.43	$0.41	$1.32	$1.21

The computation of diluted earnings per share for the twelve and forty weeks ended July 5, 2015 does not include share-based awards to purchase approximately 13.8 million shares and 9.8 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for the twelve and forty weeks ended July 6, 2014 does not include share-based awards to purchase approximately 13.8 million shares and 7.2 million shares of common stock, respectively, due to their antidilutive effect.

(9) Share-Based Payments
Share-based payment expense before income taxes recognized during the twelve and forty weeks ended July 5, 2015 totaled approximately $14 million and $51 million, respectively, and approximately $15 million and $51 million, respectively, for the same periods of the prior fiscal year. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the periods indicated (in millions):

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Cost of goods sold and occupancy costs	$1	$1	$2	$2
Selling, general and administrative expenses	13	14	49	49
Share-based payment expense before income taxes	14	15	51	51
Income tax benefit	(5)	(6)	(20)	(20)
Net share-based payment expense	$9	$9	$31	$31

At July 5, 2015 and September 28, 2014, approximately 32.6 million shares and 37.6 million shares of the Company’s common stock, respectively, were available for future stock incentive grants.

Stock Options
During the twelve and forty weeks ended July 5, 2015, the Company awarded approximately 4.8 million stock options and 5.3 million stock options, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan compared to approximately 4.4 million stock options and 5.2 million stock options, respectively, for the same periods of the prior fiscal year. The weighted average grant date fair value of options granted during the forty weeks ended July 5, 2015 and July 6, 2014 was $10.19 and $9.68, respectively.

The fair value of stock option grants during the forty weeks ended July 5, 2015 and July 6, 2014 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014
Expected dividend yield	1.000%	0.960%
Risk-free interest rate	1.20%	1.16%
Expected volatility	29.73%	30.61%
Expected life, in years	4.04	3.94

Total share-based payment expense related to vesting stock options totaled approximately $13 million and $48 million for the twelve and forty weeks ended July 5, 2015, respectively, and approximately $14 million and $48 million, respectively, for the same periods of the prior fiscal year. At July 5, 2015 and September 28, 2014, there was approximately $108 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 11.5 million shares and 11.9 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 3.1 years.

Restricted Stock
During the forty weeks ended July 5, 2015 and July 6, 2014, the Company awarded approximately 0.1 million shares and 0.2 million shares of restricted common stock, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date for the forty weeks ended July 5, 2015 and July 6, 2014 totaled approximately $3 million and $11 million, respectively.

Total share-based payment expense related to restricted shares for the twelve and forty weeks ended July 5, 2015 and July 6, 2014 included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations was not material. At July 5, 2015 and September 28, 2014, there was approximately $10 million of unrecognized share-based payment expense, respectively, related to unvested restricted stock. The Company anticipates this expense to be recognized over a weighted average period of 3.3 years.

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

Overview
Whole Foods Market, Inc. is the leading retailer of natural and organic foods, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. Our Company mission is to promote the vitality and well-being of all individuals by supplying the highest quality, most wholesome foods available. Since the purity of our food and the health of our bodies are directly related to the purity and health of our environment, our mission is devoted to the promotion of organically grown foods, healthy eating, and the sustainability of our entire ecosystem. We believe that much of our success to date is because we have remained a uniquely mission-driven company. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of July 5, 2015, operated 422 stores: 403 stores in 42 U.S. states and the District of Columbia; 10 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our continued growth depends on our ability to increase sales in our comparable stores and open new stores. Our growth strategy includes opening new stores in existing and new areas and operating those stores successfully.

Sales of a store are deemed to be comparable commencing in the fifty-seventh full week after the store was opened or acquired. Stores closed for eight or more days are excluded from the comparable store base from the first full week of closure until re-opened for a full fiscal week. Comparable store sales growth is calculated on a same-calendar-week to same-calendar-week constant currency basis. All prior year calculations have been updated to reflect the current definition. The methods used to calculate comparable store sales may differ between companies; thus growth rates across companies may not be comparable.

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

Highlights for the Third Quarter of Fiscal Year 2015

•	Record total sales of $3.6 billion, a 7.6% increase over the prior year

•	Comparable store sales growth of 1.3%

•	Eight new store openings, increasing operating square footage 10.6% to over 16 million square feet

•	EBITDA of $353 million, or 9.7% of sales

•	Diluted earnings per share of $0.43, a 4.3% increase over the prior year

Results during the twelve weeks ended July 5, 2015 included an estimated 95 basis point negative impact from Easter shifting from the third quarter in the prior fiscal year to the second quarter of the current fiscal year and from Team Member Appreciation Double Discount Day, which was held in the prior year only.

During the twelve weeks ended July 5, 2015, we produced approximately $287 million in cash flows from operations and invested approximately $220 million in capital expenditures, resulting in free cash flow of approximately $67 million. In addition, we returned approximately $47 million in quarterly dividends to common shareholders and repurchased approximately $98 million of our common stock, or approximately 2.1 million shares. At July 5, 2015, we had cash, restricted cash and investments totaling approximately $1.0 billion. Return on invested capital (“ROIC”) increased 68 basis points to 15.2%.

In addition, the Company recently signed leases for four 365 by Whole Foods Market (“365”) stores and renegotiated one lease in development, converting it from a Whole Foods Market to a 365 store. These 365 leases reflect stores scheduled to open through 2017. The Company plans for up to five 365 store openings in the second half of 2016, with the expectation of doubling the number of openings in calendar 2017. Our 365 stores will be guided by our industry-leading quality standards and more streamlined compared to the typical Whole Foods Market store. As a second growth vehicle, 365 will be very complementary to our Whole Foods Market brand, allowing us to address the value-quality proposition in a new way, while maintaining the integrity the Whole Foods Market brand represents in the marketplace.

Fourth Quarter and Fiscal Year 2015 Outlook
For the first three weeks of the fourth fiscal quarter ended July 26, 2015, comparable store sales increased 0.6%. If current comparable store sales growth trends continue, the Company would expect sales growth of approximately 7% and diluted earnings per share of $0.34 to $0.35 in the fourth quarter. The Company has opened two new stores in the fourth quarter as of July 29, 2015 and expects to open eight additional stores, including one relocation.

The Company notes that average weekly sales and gross margin are lowest in the fourth fiscal quarter due to seasonally slower sales during the summer months. In addition, results in the fourth quarter of the prior year included a LIFO charge of $5 million.

For fiscal year 2015, the Company expects:

•	Sales growth of approximately 9%

•	Comparable store sales growth in the low single digits

•	Square footage growth of 10% based on 38 new stores, including six relocations

•	EBITDA margin of approximately 9%

•	ROIC greater than 14%

For fiscal year 2016, the Company expects ending square footage growth of approximately 9%, or 7.5% growth on a weighted square footage basis reflecting the back-end loaded store opening schedule. The Company will provide additional details on its outlook for fiscal year 2016 next quarter.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.4	64.0	64.6	64.4
Gross profit	35.6	36.0	35.4	35.6
Selling, general and administrative expenses	28.4	28.2	28.4	28.4
Pre-opening expenses	0.3	0.5	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.1	0.1
Operating income	6.8	7.2	6.5	6.7
Investment and other income, net of interest expense	0.1	0.1	0.1	0.1
Income before income taxes	6.9	7.3	6.6	6.8
Provision for income taxes	2.7	2.8	2.6	2.6
Net income	4.2%	4.4%	4.0%	4.1%
Figures may not sum due to rounding

Sales for the twelve and forty weeks ended July 5, 2015 totaled approximately $3.6 billion and $12.0 billion, respectively, increasing 7.6% and 9.3%, respectively, over the same periods of the prior fiscal year. Average weekly sales per store for the twelve and forty weeks ended July 5, 2015 totaled approximately $720,000 and $728,000, respectively, translating to sales per gross square foot of approximately $980 and $990, respectively. Comparable store sales increased 1.3% and 3.3% during the twelve and forty weeks ended July 5, 2015, respectively. Results during the twelve weeks ended July 5, 2015 included an estimated 95 basis point negative impact from Easter shifting from the third quarter in the prior fiscal year to the second quarter of the current fiscal year and from Team Member Appreciation Double Discount Day, which was held in the prior year only. Comparable store sales increased 4.0% and 4.8% for the same periods of the prior fiscal year. Comparable store sales during the twelve weeks ended July 6, 2014 included a positive impact of approximately 60 basis points from Easter shifting from the second quarter of fiscal year 2013 to the third quarter of fiscal year 2014. Comparable store sales contributed approximately 92.9% and 93.4% for the twelve and forty weeks ended July 5, 2015, respectively, compared to approximately 93.7% and 94.2%, respectively, for the same periods of the prior fiscal year. As of July 5, 2015, there were 383 locations in the comparable store base as compared to 350 locations at July 6, 2014.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 5, 2015 was approximately 35.6% and 35.4%, respectively, compared to approximately 36.0% and 35.6%, respectively, for the same periods of the prior fiscal year. There was no LIFO charge for the twelve weeks ended July 5, 2015 compared to a charge of approximately $11 million for the same period of the prior fiscal year, a positive impact of 31 basis points year over year. Excluding LIFO, gross profit declined 66 basis points and 24 basis points, respectively, year over year for the twelve and forty weeks ended July 5, 2015. Results reflect our more aggressive efforts to improve our price relevancy as well as higher shrink at the end of the third quarter given purchases were planned for a higher level of sales heading into the 4th of July holiday.

Selling, general and administrative expenses as a percentage of sales were approximately 28.4% for each of the twelve and forty weeks ended July 5, 2015, compared to approximately 28.2% and 28.4%, respectively, for the same periods of the prior fiscal year. During the twelve weeks ended July 5, 2015, selling, general and administrative expenses increased 24 basis points primarily due to higher depreciation as a percentage of sales. Results included an expense of approximately $8 million, or 21 basis points, related to the implementation of California’s new paid sick leave law. Excluding this expense, the Company maintained labor expense discipline and improved wages as a percentage of sales.

Share-based payment expense included in selling, general and administrative expenses totaled approximately $13 million and $49 million during the twelve and forty weeks ended July 5, 2015, respectively, and approximately $14 million and $49 million, respectively, for the same periods of the prior fiscal year.

Pre-opening expenses totaled approximately $12 million and $53 million for the twelve and forty weeks ended July 5, 2015, respectively, and approximately $18 million and $45 million for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $2 million and $12 million for the twelve and forty weeks ended July 5, 2015, respectively, and approximately $2 million and $9 million for the same periods of the prior fiscal year.

The numbers of stores opened, acquired and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
New and acquired stores	8	12	23	24
Relocated stores	—	—	5	1

Investment and other income, net of interest expense, which includes gift card breakage, interest income, investment gains and losses, and other income, totaled approximately $5 million and $12 million for the twelve and forty weeks ended July 5, 2015, respectively, compared to approximately $4 million and $10 million for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% for each of the twelve and forty weeks ended July 5, 2015 and the same periods of the prior fiscal year.

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

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Net income	$154	$151	$479	$451
Provision for income taxes	98	96	306	288
Investment and other income, net of interest expense	(5)	(4)	(12)	(10)
Operating income	247	243	773	729
Depreciation and amortization	106	88	331	286
EBITDA	$353	$331	$1,104	$1,015

Sales	$3,632	$3,377	$11,951	$10,938
EBITDA margin	9.7%	9.8%	9.2%	9.3%

The Company defines free cash flow as net cash provided by operating activities less capital expenditures. The following is a tabular reconciliation of the non-GAAP financial measure free cash flow for the periods indicated (in millions):

	Twelve weeks ended		Forty weeks ended
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Net cash provided by operating activities	$287	$240	$997	$859
Development costs of new locations	(116)	(122)	(411)	(329)
Other property and equipment expenditures	(104)	(41)	(268)	(196)
Free cash flow	$67	$77	$318	$334

The Company defines ROIC as adjusted earnings divided by average invested capital. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC was as follows (in millions):

	Fifty-two weeks ended
	July 5, 2015	July 6, 2014
Net income	$607	$572
Interest expense, net of tax	—	—
Adjusted earnings	607	572
Total rent expense, net of tax (1)	258	235
Estimated depreciation on capitalized operating leases, net of tax (2)	(172)	(157)
Adjusted earnings, including the effect of capitalized operating leases	$693	$650

Average working capital, excluding current portion of long-term debt	$525	$814
Average property and equipment, net	2,999	2,550
Average other assets	1,090	1,128
Average other liabilities	(620)	(556)
Average invested capital	3,994	3,936
Average estimated asset base of capitalized operating leases (3)	3,378	3,073
Average invested capital, including the effect of capitalized operating leases	$7,372	$7,009

ROIC	15.2%	14.5%
ROIC, including the effect of capitalized operating leases	9.4%	9.3%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	July 5, 2015	September 28, 2014
Cash and cash equivalents	$257	$190
Short-term investments - available-for-sale securities	434	553
Total	$691	$743

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $178 million and $120 million at July 5, 2015 and September 28, 2014, respectively.

We generated cash flows from operating activities totaling approximately $997 million during the forty weeks ended July 5, 2015 compared to approximately $859 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $671 million for the forty weeks ended July 5, 2015 compared to approximately $321 million for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $39 million during the forty weeks ended July 5, 2015 compared to approximately $311 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 5, 2015 totaled approximately $679 million, of which approximately $411 million was for new store development. Capital expenditures for the forty weeks ended July 6, 2014 totaled approximately $525 million, of which approximately $329 million was for new store development.

The following table provides information about the Company’s store growth and development activities for Whole Foods Market and 365 by Whole Foods Market stores scheduled to open through fiscal year 2021:

	New and acquired stores during fiscal year 2014	New stores during fiscal year 2015 as of July 29, 2015	Total leases signed as of July 29, 2015
Number of stores (including relocations)	38	30	114
Number of relocations	1	5	14
Percentage in new markets	55%	10%	19%
Total square footage	1,408,000	1,283,000	4,908,000

As of July 29, 2015, the Company had 424 stores totaling over 16 million square feet. The Company expects to cross the 500-store mark in fiscal year 2017 and, over the longer term, continues to see potential for 1,200 Whole Foods Market stores in the United States. The Company believes its new 365 by Whole Foods Market format will expand the growth opportunity beyond 1,200 stores.

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

Net cash used in financing activities totaled approximately $255 million for the forty weeks ended July 5, 2015 compared to approximately $562 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2015, the Company’s Board of Directors increased the Company’s quarterly dividend to $0.13 per common share from $0.12 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2015 to date and fiscal year 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.13	April 10, 2015	April 21, 2015	47
June 9, 2015(1)	0.13	July 2, 2015	July 14, 2015	47
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at July 5, 2015

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

Share repurchase activity for fiscal year 2015 through July 5, 2015 and fiscal year 2014 was as follows (in millions, except per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2015:
First Quarter	0.9	$47.39	$43
Second Quarter	0.9	55.02	47
Third Quarter	2.1	45.98	98
Total fiscal year 2015	3.9	$48.29	$188
Fiscal year 2014:
First Quarter	1.1	$56.06	$62
Second Quarter	1.0	52.86	55
Third Quarter	9.1	39.45	361
Fourth Quarter	2.6	38.06	100
Total fiscal year 2014	13.9	$41.51	$578
(1) Number of shares may not sum due to rounding

Share repurchase activity prior to the fourth quarter of fiscal year 2014 was pursuant to various repurchase programs authorized by the Company’s Board of Directors. As of July 5, 2015, one share repurchase program remains in effect, with prior programs having expired or been cancelled. The following table outlines the share repurchase program authorized by the Company’s Board of Directors, and the related repurchase activity as of July 5, 2015 (in millions):

Authorization date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$288	$712

Subsequent to the end of the third quarter of fiscal year 2015, the Company repurchased approximately 0.9 million shares of the Company’s common stock at an average price per share of $36.38 for a total of approximately $33 million bringing the total current available authorization to approximately $679 million.

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

Net proceeds to the Company from the exercise of stock options by team members for the forty weeks ended July 5, 2015 totaled approximately $61 million compared to approximately $35 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At July 5, 2015 and September 28, 2014, approximately 32.6 million shares and 37.6 million shares of our common stock, respectively, were available for future stock incentive grants.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of July 5, 2015 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$97	$6	$12	$10	$69
Operating lease obligations (1)	8,761	402	990	1,046	6,323
Total	$8,858	$408	$1,002	$1,056	$6,392
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 5, 2015 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of July 5, 2015, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 5, 2015 consist of operating leases disclosed in the above contractual obligations table. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended July 5, 2015.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 13, 2015 - May 10, 2015	2,130,922	$45.98	2,130,922	$712,012,584
May 11, 2015 - June 7, 2015	—	—	—	712,012,584
June 8, 2015 - July 5, 2015	—	—	—	712,012,584
Total	2,130,922	$45.98	2,130,922

(1)	Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2015.

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

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated March 9, 2012 (1)
3.2	Amended and Restated Bylaws of the Registrant adopted June 26, 2015 (2)
31.1	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a) (3)
31.2	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a) (3)
31.3	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a) (3)
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (4)
32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (4)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (4)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (3)

(1)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 8, 2012 filed May 17, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed June 29, 2015 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	August 7, 2015	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)