Form 10-K
period 2015-09-27
WHOLE FOODS MARKET INC
filed 2015-11-13
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 2015; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number:  0-19797
WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(I.R.S. Employer Identification No.)

550 Bowie Street, Austin, Texas	78703
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 512-477-4455

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 12, 2015 was $18,405,940,771. The number of shares of the registrant’s common stock, no par value, outstanding as of November 11, 2015 was 341,268,311 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held March 9, 2016.

Whole Foods Market, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended September 27, 2015

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

PART I

Item 1.    Business.

General
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and is based in Austin, Texas. We completed our initial public offering in January 1992, and our common stock trades on the NASDAQ Global Select Market under the symbol “WFM.”

Whole Foods Market is a mission-driven company that aims to set the standards of excellence in food retailing. Our motto – Whole Foods, Whole People, Whole Planet – emphasizes that our vision reaches far beyond food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 37 years.

We have one operating segment, natural and organic foods supermarkets. We are the largest natural and organic foods supermarket in the U.S., the 5th largest public food retailer, and the 10th largest food retailer overall based on 2014 sales rankings from Progressive Grocer. As of September 27, 2015, we operated 431 stores in the United States (“U.S.”), Canada, and the United Kingdom (“U.K.”), averaging over eight million customer visits each week. Our stores average 39,000 square feet in size and are supported by our Austin headquarters, regional offices, distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, a produce procurement center, and a specialty coffee and tea procurement and roasting operation.

The following is a summary of our annual percentage sales and net long-lived assets by geographic area for the fiscal years indicated:

	2015	2014	2013
Sales:
United States	96.9%	96.7%	96.7%
Canada and United Kingdom	3.1	3.3	3.3
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	97.4%	96.0%	95.7%
Canada and United Kingdom	2.6	4.0	4.3
Total long-lived assets, net	100.0%	100.0%	100.0%

A five-year summary of certain financial and operating information can be found in Part II, “Item 6. Selected Financial Data,” of this report. See also Part II, “Item 8. Financial Statements and Supplementary Data.”

Industry Overview
According to Nielsen TDLinx and Progressive Grocer, the U.S. supermarket industry, which includes conventional supermarkets, supercenters, warehouse grocery stores, military commissaries and limited-assortment and natural/gourmet-positioned supermarkets, had approximately $638.3 billion in sales in 2014, a 3% increase over the prior year. Within this broader category, natural product sales through retail channels were approximately $98.6 billion, a 9% increase over the prior year, according to Natural Foods Merchandiser, a leading trade publication for the natural foods industry. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

•	heightened awareness of the role that healthy eating plays in long-term wellness;

•	a better-educated and wealthier populace whose median age is increasing each year;

•	a highly influential younger generation that values health, sustainability, organic, local and ethical trade;

•	increasing consumer concern over where and how food is produced; and

•	various environmental concerns.

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

Our Quality Standards and Differentiated Product Offering
We believe our high quality standards differentiate our stores from other supermarkets and enable us to attract and maintain a broad base of loyal customers. Our groundbreaking quality standards ban hundreds of ingredients commonly found in other stores as well as numerous manufacturing, farming, fishing and ranching practices that don’t measure up. Here are a few highlights:

•	No artificial flavors, colors, sweeteners or preservatives

•	No hydrogenated fats

•	No meat from animals raised with antibiotics, ever

•	No synthetic nitrates added to cured meat

•	Eggs from cage-free hens

•	Fifty banned body care ingredients

•	Wild-caught seafood rated for sustainability

•	Responsibly farmed seafood

•	Cleaning products with full disclosure of ingredients, rated for safety and environmental impact

We offer the broadest selection of high-quality natural and organic products, with a strong emphasis on perishable foods. An average store carries approximately 34,000 SKUs, with certain of our larger stores carrying up to 52,000 SKUs. The following is a summary of annual percentage sales by product category for the fiscal years indicated:

	2015	2014	2013
Perishables:
Prepared foods and bakery	19.0%	19.2%	19.0%
Other perishables	47.5	47.6	47.2
Total perishables	66.5	66.8	66.2
Non-perishables	33.5	33.2	33.8
Total sales	100.0%	100.0%	100.0%

Certified Organic Retailer
While retailers of organic products are not required by the U.S. Department of Agriculture (“USDA”) to become certified, Whole Foods Market’s decision to voluntarily certify all of our stores and operations shows our deep commitment to organic consumers and to the preservation of organic integrity. In 2003, we became the first national “Certified Organic” grocer and to this day remain the only national supermarket with all store departments and operations certified.
Whole Foods Market is certified by California Certified Organic Farmers (“CCOF”), an independent, USDA-accredited, third-party certifier. CCOF’s Organic Certification Program for retailers verifies we handle organic goods according to stringent USDA guidelines. The CCOF audit process confirms that we:

•	examine the current organic certification status of our organic products;

•	maintain an extensive record-keeping process that demonstrates a fully traceable audit trail for our organic products;

•	ensure our organic products are appropriately protected from commingling with conventional products and contamination with prohibited materials;

•	train team members in the handling practices of organic product; and

•	open our stores to on-site inspections by CCOF.

All Whole Foods Market retail stores in the U.S. are “Certified Organic.” Additionally, certain facilities and product lines have been certified organic through their own organic handling plans, including all of our regional distribution centers and several of our bakehouses; our 365 Organic Everyday Value™ private label product line; and our Allegro Coffee™ line.
We offer more than 25,000 unique organic SKUs company-wide, covering all areas of our store including produce, packaged goods, bulk, frozen, dairy, meat, bakery, prepared foods, coffee, tea, beer, wine, cheese, nutritional supplements, vitamins, body care, pet foods, and household goods. Approximately 30% of our sales, outside of prepared foods and bakery, were organic in fiscal year 2015.
Exclusive Brands
Our exclusive brands program, which generated approximately $2.1 billion in sales in fiscal year 2015 and currently features approximately 5,300 SKUs, is a key component of our value platform and essential to our product innovation and differentiation strategy. Led by our 365 Everyday Value® brand, exclusive brands accounted for approximately 14% of total retail sales in fiscal year 2015, up from 13% of total retail sales in fiscal year 2014. Approximately 45% of our exclusive brand offerings are either certified organic or “Non-GMO Project Verified.” Other exclusive brands include, but are not limited to, Allegro Coffee, Whole Foods Market, Whole Paws, and Engine 2 Plant-Strong. Notable product launches in fiscal year 2015 included over 100 new and re-branded dietary supplements; pollinator-friendly almonds and almond butters; a collection of organic barbecue sauces, each with a unique regional flavor; a collection of body care products for babies; and an expanded item assortment for the holiday season. In addition to our exclusive brands, we regularly offer more than 550 temporary exclusives, which are branded products that are unique to Whole Foods Market in terms of flavor, size or other attributes.

Health Starts Here®
We believe our Health Starts Here program and our positioning as America’s Healthiest Grocery Store™ are key competitive advantages. Health Starts Here is a mindful approach to healthy eating rooted in four simple principles to build better meals: Focus on Whole Foods, Eat Plant-Strong™, Choose Healthy Fats, and Consider Nutrient Density. The nutritional guidelines for this program were created by doctors and registered dietitians based on scientific research as well as guidelines proposed by the USDA, U.S. Food and Drug Administration (“FDA”), World Health Organization and American Heart Association. To help customers find the most health-promoting foods in our stores, products that meet these guidelines in our salad and hot bars, prepared foods in our self- and full-serve cases, and all prepared foods venues carry our “Health Starts Here” logo.

Responsibly Grown
We introduced our Responsibly Grown “Good, Better, Best” rating system for produce and flowers in October 2014. Using a science-based index, Responsibly Grown measures performance on important sustainable farming topics, including pest management, farm worker welfare, pollinator protection, water conservation and protection, soil health, ecosystems and biodiversity, waste, air, energy and climate. These ratings provide greater transparency for our shoppers, allowing them to make more informed decisions, and recognize growers for responsible practices that go beyond their organic and local efforts.

Whole Trade® Guarantee
Products with the Whole Trade Guarantee label are sourced from developing countries and meet our high quality standards, provide more money to producers, ensure better wages and working conditions for workers, and utilize sound environmental practices. Whole Trade products are exclusive to Whole Foods Market. More than 500 products in our stores carry our Whole

Trade Guarantee seal, and demand for these products continues to grow. Whole Foods Market donates 1% of sales of these products to Whole Planet Foundation® to help alleviate world poverty.

Commitment to Local
We are committed to buying from local producers whose products meet our high quality standards, particularly those who are dedicated to environmentally friendly, sustainable agriculture. For some stores, “local” is defined as within a certain mile radius, and for others, it means within the metro, state, or tri-state area. Buying local allows us to offer our shoppers the freshest, most flavorful pick of seasonal products; it bolsters local economies by keeping money in the pockets of community growers; and it contributes to responsible land development and the preservation of viable green spaces. Whole Foods Market currently purchases produce grown locally on over 1,200 U.S. farms, and in fiscal year 2015, approximately 24% of the produce sold in our stores came from local farms. Through our Local Producer Loan Program we have budgeted up to $25 million to support and promote local production. As of September 27, 2015, we had disbursed approximately $18 million in loans to nearly 235 local producers under this program.

Meat Standards and Animal Welfare
From principles of animal husbandry to food safety practices, we support innovative production systems and have standards for how animals are raised and handled during every step of the process. For 34 years, our quality standards have prohibited the administration of hormones of any type to animals raised for meat in our stores, including beef cattle and lamb (the only two species for which the USDA permits the use of hormones). Beta agonists, which are used to enhance growth and develop lean muscle tissue in livestock, are also prohibited. In addition, Whole Foods Market prohibits the use of antibiotics for disease prevention in farm animals. Instead, we believe good management practices are the best way to maintain animal health. Over the years, many of our producers have innovated and learned to use alternative remedies found effective in treating animals. In 2002, we extended our standards to prohibit the use of therapeutic antibiotics for treating disease or infection. Sick animals are required to be treated, but they cannot then be sold to Whole Foods Market.
Additionally, Whole Foods Market is dedicated to promoting animal welfare on farms and ranches for all species of animals raised for our meat departments. Since 2000, we have worked diligently with our suppliers to continually improve and evolve our standards. In 2008, we implemented the Global Animal Partnership’s 5-Step® Animal Welfare Rating program in all our stores in the U.S. and Canada. All beef, chicken, pork and turkey in our fresh meat cases comes from producers whose third-party audits substantiate they meet at least the basic standards of this certification, rated on a scale from 1 to 5+.
Seafood Sustainability
Whole Foods Market sets strict requirements for the seafood we source. All wild-caught seafood we sell is from fisheries that are certified sustainable by the Marine Stewardship Council (“MSC”) or rated either “Green” or “Yellow” by the Monterey Bay Aquarium Seafood Watch® program and The Safina Center. Unlike many other grocery stores and seafood markets, we don’t sell any red-rated seafood. Red ratings typically suggest the fish population is overfished or caught in ways that harm other marine life or habitats.
Our farmed seafood standards – the highest in the industry – prohibit antibiotics, parasiticides in the water or feed, and algaecides on the nets. We source farmed seafood from the world’s leaders in environmentally responsible aquaculture, and the “Responsibly Farmed” logo in our seafood cases indicates these farms pass third-party audits to verify they meet our strict quality standards.
GMO Transparency
We believe that quality and transparency are inseparable, and providing detailed information about the products we sell is part of our mission. Accordingly, in March 2013, we committed to providing full GMO (“genetically modified organism”) transparency for our customers by 2018. We are well on our way to meeting this deadline. Currently, we offer more than 25,000 certified organic items (which must be non-GMO to meet USDA organic standards) and over 11,000 “Non-GMO Project Verified” products in our stores.

Body Care Standards
We believe the quality of the items and ingredients people apply to their bodies topically is as important as the food they put into their bodies. We ban 50 ingredients commonly found in conventional body care products, and we never sell products that have been tested on animals. Our Premium Body Care™ standards raise the bar even higher, banning more than 400 ingredients. This additional tier of standards meets our strictest guidelines for quality sourcing, environmental impact, results and safety and was designed to evolve as new science-based studies and research come to light. In addition, since there are no mandatory government standards for “organic” label claims on body care products, we require all products making an organic claim to be certified under one of two standards: the USDA’s National Organic Program or NSF International’s 305 Standard for Personal Care Products Containing Organic Ingredients.

Eco-Scale™
In 2011, we became the first national retailer to launch its own comprehensive set of green cleaning standards to help shoppers make informed choices for their homes and the planet. Under our Eco-Scale rating system, all household cleaning products in our stores are required to list all ingredients on their packaging, a labeling practice not currently required by the U.S. government. This rating system allows shoppers to easily identify a product’s environmental impact and safety based on a red-orange-yellow-green color scale. All brands in our stores must meet our minimum orange standard.

Growth Strategy
We are a Fortune 500 company, ranking number 214 on the 2015 list. Our sales have grown rapidly through strong comparable store sales growth, acquisitions and new store openings from approximately $93 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $15.4 billion in fiscal year 2015, a 24-year compounded annual growth rate of approximately 24%.

Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. We typically target premium real estate sites, and while new stores may be as small as 20,000 square feet or as large as 75,000 square feet, the majority fall in the range of 35,000 to 45,000 square feet.

365 by Whole Foods Market™
In fiscal year 2015, we announced plans to launch a second store format, 365 by Whole Foods Market, which we believe expands our growth opportunity to beyond 1,200 stores. The mission of 365 by Whole Foods Market is to bring fresh, healthy and affordable food to more people in more places every day. As a second growth vehicle, we expect these stores to complement the Whole Foods Market brand, allowing us to address the value-quality proposition in a new way – through a smaller footprint, curated product selection, convenience and technology – while maintaining the integrity of our brand in the marketplace.

Our historical store growth for the fiscal years indicated is summarized below:

	2015	2014	2013	2012	2011
Stores at beginning of fiscal year	399	362	335	311	299
Stores opened	38	34	26	25	18
Acquired stores	—	4	6	—	—
Relocated stores	(6)	(1)	(5)	(1)	(6)
Stores at end of fiscal year	431	399	362	335	311
Total gross square footage at end of fiscal year	16,625,000	15,162,000	13,779,000	12,735,000	11,832,000
Year-over-year growth	9.7%	10.0%	8.2%	7.6%	5.3%

Our historical store development pipeline as of the dates indicated is summarized below:

	November 4, 2015	November 5, 2014	November 6, 2013	November 7, 2012	November 2, 2011
Stores in development	111	114	94	79	62
Average size (gross square feet)	43,000	41,000	38,000	37,000	35,000
Total gross square footage in development	4,810,000	4,723,000	3,605,000	2,896,000	2,192,000

Store Description
We strive to transform food shopping from a chore into a dynamic experience by designing and operating stores with a lively, inspirational atmosphere, mission-oriented décor and well-trained team members. We offer an exciting product mix that emphasizes our high quality standards and healthy eating, with a range of choices at every price level, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, bulk departments and extensive prepared foods stations featuring wood-burning pizza ovens; burrito stations and ethnic foods; juicing and handcrafted coffee stations; and greens, beans and grains cooking bars, among others. To meet our customers’ evolving needs and preferences, we carefully evaluate and balance the blend between full- and self-service options. We also incorporate environmentally sustainable aspects into our store design, and many stores have bicycle racks and electric vehicle charging stations. Our stores typically include sit-down eating areas and customer service booths, and many stores offer special services such as personal shopping, online ordering and home delivery through customer service or Instacart. Some stores also offer sit-down wine bars and tap rooms featuring local and/or craft beer and wine, creating a destination for customer gathering. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

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

Purchasing and Distribution
We are committed to buying from local, regional and national producers who meet our high quality standards. The majority of our purchasing occurs at the regional and national levels, enabling us to negotiate better discounts, innovate categories, and improve the supply chain, while allowing our store buyers to focus on shelf replenishment, local products, and the unique product mix necessary to keep the neighborhood market feel in our stores.

Our produce procurement center facilitates the procurement and distribution of the majority of the produce we sell. We also operate three seafood processing and distribution facilities, a specialty coffee and tea procurement and roasting operation, and 11 regional distribution centers that focus primarily on perishables distribution to our stores across the U.S., Canada and the U.K. In addition, we have three regional commissary kitchens and four bakehouse facilities, all of which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors.

United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 32.0% of our total purchases in fiscal year 2015. Subsequent to fiscal year 2015, we entered into a distribution agreement which generally extends our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2025.

Store Operations
We strive to promote a strong company culture featuring a team approach to store operations that we believe is distinctly more empowering to team members than that of the traditional supermarket. Whole Foods Market stores each employ between approximately 55 and 650 team members who generally comprise 10 self-managed teams per store, each led by a team leader. Each team within a store is responsible for a different product offering or aspect of store operations such as prepared foods, grocery, or customer service, among others. We also promote a decentralized approach to store operations in which many decisions are made by teams at the individual store level. In this structure, an effective store team leader is critical to the success of the store. The store team leader works closely with one or more associate store team leaders, as well as with all of the department team leaders, to operate the store as efficiently and profitably as possible. In addition, the rollout of a new labor scheduling tool, which started in fiscal year 2015 with one of our largest teams (Customer Service), should be a valuable asset for managing labor effectiveness across all of our stores in the future.

Team members are involved at all levels of our business. We strive to create a company-wide consciousness of “shared fate” by uniting the interests of team members as closely as possible with those of our shareholders. One way we reinforce this concept is through our Gainsharing program. Under Gainsharing, each team receives a labor budget expressed as a percentage of their team’s sales, with leverage built into the budgets on an overall company basis. When teams come in under budget due either to higher sales or lower labor costs, a portion of the surplus is divided among the team members and paid out every four weeks, and a portion is set aside in a savings pool. When teams are over budget (or in a labor deficit position), no Gainsharing money is paid out. Instead, the overage is taken out of the team’s savings pool or, in the absence of savings, paid back using future surpluses. The savings pool is paid out annually to all teams with a positive balance. Rewarding our team members for increases in labor productivity – something they can control – gives them a direct stake in the success of our business. We also encourage stock ownership among team members through our broad-based team member stock option plan, stock purchase plan and 401(k) plan.

Team Members
We created approximately 3,700 new jobs throughout the Company in fiscal year 2015. As of September 27, 2015, we had approximately 90,900 team members, including approximately 61,700 full-time, 27,100 part-time and 2,100 seasonal team members. Full-time team members accounted for approximately 70% of all permanent positions at the end of fiscal year 2015, and full-time voluntary turnover was approximately 14%. We believe this is very low for the food retailing industry and allows us to better serve our customers.

For the past 18 years, our team members have helped Whole Foods Market become one of FORTUNE magazine’s “100 Best Companies to Work for in America.” We are one of only 12 companies to make the “100 Best” list every year since its inception. All of our team members are non-union, and we consider our team member relations to be very strong.

We believe in empowering our team members to make Whole Foods Market not only a great place to shop but a great place to build a career. Our salary and benefits programs reflect our philosophy of egalitarianism. To ensure they are perceived as fundamentally fair to all stakeholders, our books are open to our team members, including our annual individual compensation report. We also have a salary cap that limits the total cash compensation paid to any team member in a calendar year to 19 times the average annual wage, including bonuses, of all full-time team members. We have increased this multiple only three times since the salary cap policy was first adopted approximately 29 years ago. Additionally, in 2007, our co-founder and co-Chief Executive Officer, John Mackey, voluntarily reduced his annual salary to $1 and elected to forgo any future bonuses or equity awards.

All full-time and part-time team members are eligible to receive stock options through annual leadership grants or through service-hour grants once they have accumulated 6,000 service hours (approximately three years of full-time employment). Approximately 94% of the equity awards granted under the Company’s stock plan since its inception in 1992 have been granted to team members who are not executive officers. In fiscal year 2015, approximately 8,000 team members exercised approximately 2.2 million stock options worth approximately $45 million in gains before taxes, or an average of about $5,700 per team member.

As medical costs continue to rise, we periodically restructure how costs are shared between the Company and team members to ensure our health plan remains sustainable. Under the current medical plan, Whole Foods Market provides health care coverage at no cost to full-time team members working 30 or more hours per week and having a minimum of 20,000 service hours, representing roughly 10 years of full-time employment. Full-time team members with 800 to 19,999 service hours pay a premium of $15 per paycheck for individual coverage. In addition, the Company provides personal wellness dollars in the form of either a health reimbursement arrangement (“HRA”) or health savings account (“HSA”). Based on service hours, team members can receive up to $1,800 per year to help cover the cost of deductibles and other allowable out-of-pocket health care expenses not covered by insurance.

We promote the health of our team members through two programs. The Total Health Immersion Program provides educational opportunities for team members that are fully paid by the Company. The Healthy Discount Incentive Program offers additional store discounts of up to 35%, going beyond the standard store discount that all team members receive, based on meeting designated biometric criteria for cholesterol/LDL, BMI or waist-height ratio, blood pressure, and being nicotine-free.

Competition
Food retailing is a large, intensely competitive industry. Our competition includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets, restaurants and home delivery companies, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price, convenience or a combination of these factors.

Technology
We are in the process of replacing our core legacy systems with scalable solutions, and leveraging technology advances to deliver an improved end-to-end shopping experience. Major milestones achieved over the last year included the implementation of Workday, an online human resources management system; the launch of a new and robust Whole Foods Market mobile app focusing on shopping utility, recipes and store information/events; a partnership with Apple Pay; and the initial rollout of a new customer platform centered around a unified point-of-sale system. We also scaled our Instacart embedded-shopper online delivery rollout to more than 60 stores in 16 cities, piloted a new Affinity program in 11 stores, and are partnering with Infor to co-create Infor CloudSuite™ Retail, a next-generation retail merchandising and supply chain management platform.

Marketing
We allocate our paid media and marketing investments among strategic national and regional programs and our individual stores; and we benefit from valuable earned media, social media and word-of-mouth advocacy. Company-wide, we publish more than 1,200 messages per day across approximately 900 social media channels. Our overall social media footprint on Facebook, Twitter, Instagram and Pinterest is over 11 million, with approximately 5 million Facebook fans and 5 million Twitter followers. This includes both our global brand accounts and individual store accounts, which enable us to build deeper community ties and connect more directly to the tastes and needs of the local customers we serve. We strategically focus our global marketing activity on engaging shoppers and growing their basket with fantastic and unique product selections, choices and in-store experiences; and our marketing investments emphasize community nonprofit partnerships that help grow our business and our communities at the same time.

Value Programs
We remain committed to the highest quality standards and to providing a clear range of prices in every category, both of which are important drivers of sales growth over the long term. In addition to our 365 Everyday Value exclusive products, we competitively price thousands of branded items and have extended value choices to our perishables departments as well. We also regularly promote thousands of products each month, including the widest array of organic and non-GMO sale items available. Our website features current store sales, budget-friendly recipes and money-saving tips, and we offer in-store value tours and The Whole Deal coupon booklet, which features supplier-sponsored and Whole Foods Market exclusive brand coupons online and in all stores in the U.S. and Canada.

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

Whole Planet Foundation
Created in 2005, Whole Planet Foundation (www.wholeplanetfoundation.org) is an independent, nonprofit organization whose mission is to empower the poor through microcredit, with a focus on developing-world communities that supply our stores with product. Program grants are funded in part by the sale of products under the Company’s Whole Trade Guarantee Program, along with support from customers, suppliers and team members. As of June 30, 2015, Whole Planet Foundation has partnered with 77 unique microfinance institutions to facilitate more than $65 million in various donor-funded grants for 132 projects in 66 countries where the Company sources products. Over 1.1 million borrower families (86% women) have received loans, which are being used for home-based businesses.

Whole Kids Foundation™
Whole Kids Foundation (www.wholekidsfoundation.org), an independent nonprofit organization founded in 2011, is dedicated to improving children’s nutrition by supporting schools and inspiring families. The foundation provides grants for school gardens and salad bars and offers cooking and nutrition education for teachers and staff. Through the generosity of Whole Foods Market customers, suppliers and community donors, approximately 3,000 schools in the U.S. and Canada have received school garden grants. In addition, Whole Foods Market and Whole Kids Foundation, in partnership with Let’s Move Salad Bars to Schools, have provided approximately 4,100 salad bars to schools around the country.

Whole Cities Foundation™
Founded in 2014, Whole Cities Foundation (www.wholecitiesfoundation.org) is an independent nonprofit dedicated to individual and community health through collaborative partnerships, education and broader access to nutritious food in underserved communities. Specifically, Whole Cities Foundation invests in partnerships with grassroots organizations creating innovative solutions to food access and health in their communities. Urban farms that collaborate with nutrition education programs to offer affordable healthy food, cooking classes, and health and wellness information are one example. To date, Whole Cities Foundation has focused its partnerships in New Orleans, LA, Detroit, MI and Jackson, MS, with future partnerships to be established in Englewood, IL and Newark, NJ.

Green Mission®
We are committed to practicing and advancing environmental stewardship. Over the years, we have purchased over 4.3 billion kilowatt hours of wind-based renewable energy, earning seven Environmental Protection Agency (“EPA”) Green Power awards. In 2014, we announced our commitment to reduce energy consumption 20% by 2020 as an official partner in the Department of Energy’s Better Buildings Challenge. We have 24 stores and one distribution center using or hosting rooftop solar systems, one store with wind turbines, six stores with rooftop combined heat and power (CHP) systems, four stores with non-HFC refrigeration, and two stores with rooftop farms. We also have installed electric vehicle charging stations at nearly 60 U.S. stores. We build our new stores with the environment in mind, using green building innovations whenever possible. Twenty of our stores have received Leadership in Energy and Environmental Design (“LEED”) certification by the U.S. Green Building Council; 43 stores have earned Green Globes certification from the Green Building Initiative; and 45 stores have received GreenChill Certification awards from the EPA. This includes one store that was honored in 2015 with the EPA’s GreenChill Store Re-certification Excellence Award for five consecutive years of GreenChill Certification.

Since 2008, we no longer offer disposable plastic grocery bags at the checkouts in our stores, and we offer a refund of at least a nickel per reusable bag. We were the first national retailer to provide Forest Stewardship Council certified paper bags originating from 100% post-consumer recycled fiber. Unless located in a community that does not support recycling and composting, all of our stores are involved in a recycling program, and most participate in a composting program where food waste and compostable paper items are regenerated into compost. Fourteen of our stores have been Zero Waste Certified (defined as having a 90% overall diversion rate of waste from landfills) by the U.S. Zero Waste Business Council. In addition, we continue to partner with packaging suppliers and vendors to ensure the highest standards for sustainable quality packaging, including the use of fiber packaging in many of our prepared foods departments as a compostable alternative to traditional petroleum and wood- or tree-based materials. We also are working to eliminate the use of Styrofoam in packing materials shipped to our Company and in product packaging in our stores.

Recognitions
Whole Foods Market was recognized on a number of lists in fiscal year 2015, including but not limited to: FORTUNE’s “World’s Most Admired Companies,” “100 Best Companies to Work for in America” and “Companies that Change the World” lists; Forbes’ “America’s Most Inspiring Companies,” “World’s Most Innovative Companies,” and “Most Trustworthy Large Cap Companies in America” lists; and Reputation Institute’s “America’s Most Reputable Companies for Social Responsibility” and “America’s Top 50 Most Reputable Retailers” lists. We also earned the top spot three years in a row on Greenpeace’s “Carting Away the Oceans” seafood sustainability report, and Newsweek named us to its list of “Top Green Companies in America.”

Trademarks
Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market” and the “Whole Foods Market” logo, “365 by Whole Foods Market” and the “365 by Whole Foods Market” logos, “365” and the “365” logo, “365 Everyday Value” and the “365 Everyday Value” logos, “AFA,” “Allegro Coffee Company” and the “Allegro” logo, “America’s Healthiest Grocery Store,” “Awesome Eats,” “Bread & Circus,” “Eco-Scale,” “Food from a Happy Place,” “Fresh & Wild,” “Fresh Fields,” “Friends of 365,” “Green Mission,” “Greenlife Grocery,” “Harry’s Farmers Market,” “Health Starts Here” and the “Health Starts Here” logo, “Ideal Market,” “Improving Lives with Every Purchase,” the Leafy “O” logo, “Merchant of Vino,” “Mrs. Gooch’s,” “My Street Grocery” and the “My Street Grocery” logo, the “Responsibly Grown” logo, “Vine Buys,” “Wellspring,” “Whole Body” and the “Whole Body” logo, “Whole Catch,” “Whole Cities Foundation,” “The Whole Deal,” “Whole Foods, Whole People, Whole Planet,” “Whole Foods Market Brewing Company,” “Whole Journeys,” “Whole Kids,” “Whole Kids Foundation,” “Whole Paws” and the “Whole Paws” logo, “Whole Planet Foundation,” “Whole Story,” and “Whole Trade”. The Company and its subsidiaries have registered or applied to register numerous trademarks, service marks, stylized logos, and brand names in the U.S. and in many additional countries throughout the world. In addition, the Company licenses certain trademarks, including “ENGINE 2” and “PLANT-STRONG,” which are trademarks owned by Engine 2 for Life, LLC. The Company considers certain of its trademarks to be of material importance and actively defends and enforces such trademarks. The duration of trademark registrations varies from country to country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Executive Officers of the Registrant
The following table sets forth the name, age, and position of each of the persons who was serving as an executive officer of the Company as of November 11, 2015:

Name	Age	Position
John Mackey	62	Co-Chief Executive Officer
Walter Robb	62	Co-Chief Executive Officer
A.C. Gallo	62	President and Chief Operating Officer
Glenda Flanagan	62	Executive Vice President and Chief Financial Officer
James Sud	63	Executive Vice President of Growth and Business Development
David Lannon	49	Executive Vice President of Operations
Kenneth Meyer	47	Executive Vice President of Operations
Jason Buechel	37	Executive Vice President and Chief Information Officer

John Mackey, co-founder of the Company, has served as co-Chief Executive Officer since May 2010, was the Chief Executive Officer from 1978 to May 2010 and was President from June 2001 to October 2004. Mr. Mackey co-authored Conscious Capitalism: Liberating the Heroic Spirit of Business, a 2013 New York Times and Wall Street Journal best seller. To date, profits from books sold at Whole Foods Market stores, along with 100% of the royalties received by Mr. Mackey, have resulted in donations of nearly $180,000 to Whole Planet Foundation.

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

Jason Buechel has served as Executive Vice President and Chief Information Officer of the Company since July 2015. Mr. Buechel joined the Company in 2013 and served as Global Vice President and Chief Information Officer until July 2015. Prior to that, he spent 12 years at Accenture, where he most recently served as Managing Director and Partner in the company’s retail operations practice, leading the retail channels practice for North America. In September 2015, Mr. Buechel was recognized by FORTUNE magazine as one of the 40 most influential young people in business on its 2015 “40 Under 40” list.

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
United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 32.0% of our total purchases in fiscal year 2015. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels.

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

A loss in consumer confidence in the safety and quality of certain food products could materially impact our results of operations.
We believe our high quality standards differentiate our stores from other supermarkets and enable us to attract and maintain a broad base of loyal customers. Concerns regarding the quality or safety of our food products or our food supply chain, whether true or not, could cause consumers to avoid purchasing certain products from us, or to seek alternative food sources. Any report linking the Company to food contamination, food tampering, mislabeling, or other food safety issues could adversely impact sales and possibly lead to product liability claims or litigation.

Perishable foods product losses could materially impact our results of operations.
Our stores offer a significant number of perishable products, accounting for approximately 66.5% of our total sales in fiscal year 2015. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

The loss of store leases could materially impact our results of operations.
Most of our stores are located in high-traffic shopping areas on premier real estate sites, which are leased. We have options to renew most of our leases in five-year increments. The inability to renew leases or otherwise extend lease terms, could adversely impact sales or increase operating costs while alternative sites in existing trade areas are secured.

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
In fiscal year 2015, the closing market price per share of our common stock ranged from $31.10 to $57.20. The market price of our common stock could be subject to significant fluctuation in response to various market factors and events, including variations in our sales and earnings results and any failure to meet market expectations. Our quarterly operating results and quarter-to-quarter comparisons could fluctuate for many reasons, including, but not limited to, price changes in response to competitive factors, seasonality, holiday shifts, increases in store operating costs, including commodity costs, possible supply shortages, general economic conditions, extreme weather-related disruptions, and other business costs. In addition, we may be impacted by changes in ratings and earnings estimates by securities analysts; publicity regarding us, our competitors, or the natural products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically; sales of substantial amounts of common stock in the public market or the perception that such sales could occur; broad price fluctuations in the overall stock market and other factors.

Our investments in money market funds and certain other securities are subject to market risks, which may result in losses.
As of September 27, 2015, we had approximately $32 million in short-term investments classified as cash and cash equivalents and approximately $218 million in available-for-sale marketable securities. We have invested these amounts primarily in state and local municipal obligations, government agency securities, corporate commercial paper and bonds, and money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which, if they materialize, could have a negative impact on our results of operations.

Financial Reporting, Legal and Other Regulatory Risks
Pending or future legal proceedings could materially impact our results of operations.
From time to time, we are party to legal proceedings, including matters involving personnel and employment issues, personal injury, product liability, protecting our intellectual property, acquisitions, and other proceedings arising in the ordinary course of business. Additionally, we are occasionally subject to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. Further, we are involved in several securities class action litigation matters. Additional volatility in the price of our securities could result in additional securities class action litigation matters. Our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

Our indebtedness or inability to comply with debt covenants could materially impact our future cash flows.
Subsequent to fiscal year 2015, we entered into a $500 million revolving line of credit that extends to 2020, and we may incur additional debt in the future. Changes in our credit ratings, or in the interest rate environment, could have an adverse impact on our financing costs. A significant portion of our future cash flow from operating activities may be dedicated to the repayment of our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future. There is no guarantee that we will be able to meet our debt service obligations. If we fail to comply with our debt covenants, we will be in default, in which case there can be no assurance that we would be able to cure the default, receive waivers from our lenders, amend the loan agreement or refinance the debt.

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
Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states or countries where we have lower statutory rates and higher-than-historical results in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities. See Note 10 of the Notes to Consolidated Financial Statements in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

Unfavorable changes in governmental regulation could harm our business.
The Company is subject to various local, state, federal and international laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, weights and measures, food labeling, equal employment, minimum wages, and licensing for the sale of food and, in some stores, alcoholic beverages. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws, changes in the enforcement of existing laws, or implementation of new laws, regulations and practices could have a significant impact on our business.

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
Though only 3.1% of our total sales in fiscal year 2015, the Company’s international operations are subject to certain risks of conducting business abroad, including fluctuations in foreign currency exchange rates, changes in regulatory requirements, and changes or uncertainties in the economic, social and political conditions in the Company’s geographic areas, among other things.

A failure of our internal control over financial reporting could materially impact our business or stock price.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of September 27, 2015. See Management’s Report on Internal Control over Financial Reporting in Part II, “Item 9A. Controls and Procedures,” of this report.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of September 27, 2015, we operated 431 stores: 412 stores in 42 U.S. states and the District of Columbia; 10 stores in Canada; and 9 stores in the U.K. We own 16 stores and three distribution facilities. We also own three properties leased to third parties; a building on leased land, which is leased to third parties; and a parking facility on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, and we have options to renew most of our leases in five-year increments. In addition, as of September 27, 2015, we had 27 leased properties and adjacent spaces that are not being utilized in current operations, of which 15 are related to our acquisition of Wild Oats Markets in August 2007. We are actively negotiating to sublease or terminate leases related to these locations.

The following table shows the number of our stores by U.S. state, the District of Columbia, Canada and the U.K. as of September 27, 2015:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alabama	2	Kansas	4	New York	16
Arizona	11	Kentucky	2	North Carolina	12
Arkansas	1	Louisiana	5	Ohio	9
California	80	Maine	1	Oklahoma	3
Canada	10	Maryland	9	Oregon	8
Colorado	20	Massachusetts	30	Pennsylvania	10
Connecticut	9	Michigan	6	Rhode Island	3
District of Columbia	4	Minnesota	6	South Carolina	4
Florida	24	Mississippi	1	Tennessee	6
Georgia	10	Missouri	2	Texas	28
Hawaii	3	Nebraska	2	United Kingdom	9
Idaho	1	Nevada	5	Utah	5
Illinois	25	New Hampshire	1	Virginia	11
Indiana	4	New Jersey	14	Washington	8
Iowa	1	New Mexico	4	Wisconsin	2

Item 3.    Legal Proceedings.

Information related to our legal proceedings is discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market under the symbol “WFM.”

The Company is a member of the Standard & Poor’s S&P 500 Index and the NASDAQ-100® Index.

On September 15, 2015, the Company increased the number of authorized shares of the Company’s common stock from 600 million shares to 1.2 billion shares.

The following table sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2015 and 2014:

	High	Low
Fiscal year 2015:
September 29, 2014 to January 18, 2015	$52.40	$36.24
January 19, 2015 to April 12, 2015	57.57	50.70
April 13, 2015 to July 5, 2015	52.16	39.10
July 6, 2015 to September 27, 2015	41.97	30.18
Fiscal year 2014:
September 30, 2013 to January 19, 2014	$65.59	$52.04
January 20, 2014 to April 13, 2014	56.42	48.91
April 14, 2014 to July 6, 2014	51.33	37.02
July 7, 2014 to September 28, 2014	40.45	36.08

As of November 11, 2015, there were 1,343 holders of record of Whole Foods Market’s common stock, and the closing stock price was $29.92.

Dividends
The following table provides a summary of dividends declared per common share during fiscal years 2015 and 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.13	April 10, 2015	April 21, 2015	47
June 9, 2015	0.13	July 2, 2015	July 14, 2015	47
September 15, 2015 (1)	0.13	October 2, 2015	October 13, 2015	45
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at September 27, 2015

On November 4, 2015, the Company’s Board of Directors authorized an increase in the Company’s quarterly dividend to $0.135 per common share from $0.13 per common share, payable on January 26, 2016, to shareholders of record at the close of business on January 15, 2016. The Company will pay future dividends at the discretion of the Company’s Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Performance Graph
The following graph and accompanying table show the cumulative five-year total return to shareholders of Whole Foods Market, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Food Retail Index, and the S&P Consumer Staples Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from September 30, 2010 to September 30, 2015. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015
Whole Foods Market, Inc.	100.00	177.19	265.99	329.19	216.78	182.29
S&P 500	100.00	101.14	131.69	157.17	188.18	187.02
S&P Food Retail	100.00	107.67	132.28	201.94	204.81	237.10
S&P Consumer Staples	100.00	109.70	136.36	155.51	181.21	194.08
Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information about the Company’s share repurchase activity during the twelve weeks ended September 27, 2015.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 6, 2015 - August 2, 2015	917,329	$36.38	917,329	$678,641,530
August 3, 2015 - August 30, 2015	7,456,576	32.36	7,456,576	437,314,668
August 31, 2015 - September 27, 2015	1,567,884	31.89	1,567,884	387,314,669
Total	9,941,789	$32.66	9,941,789

(1)	Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2015.

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

	Sept. 27, 2015	Sept. 28, 2014	Sept. 29, 2013	Sept. 30, 2012	Sept. 25, 2011
Consolidated Statements of Operations Data (1)
Sales	$15,389	$14,194	$12,917	$11,699	$10,108
Cost of goods sold and occupancy costs	9,973	9,150	8,288	7,543	6,571
Gross profit	5,416	5,044	4,629	4,156	3,537
Selling, general and administrative expenses	4,472	4,032	3,682	3,355	2,940
Pre-opening expenses	67	67	52	47	41
Relocation, store closure and lease termination costs	16	11	12	10	8
Operating income	861	934	883	744	548
Investment and other income, net of interest expense	17	12	11	8	4
Income before income taxes	878	946	894	752	552
Provision for income taxes	342	367	343	286	209
Net income	$536	$579	$551	$466	$343

Basic earnings per share	$1.49	$1.57	$1.48	$1.28	$0.98
Weighted average shares outstanding	358.5	367.8	371.2	364.8	350.5

Diluted earnings per share	$1.48	$1.56	$1.47	$1.26	$0.97
Weighted average shares outstanding, diluted basis	360.8	370.5	374.5	368.9	354.6

Dividends declared per common share	$0.52	$0.48	$1.40	$0.28	$0.20

Consolidated Balance Sheets Data
Net working capital	$292	$499	$892	$1,126	$574
Total assets	5,741	5,744	5,538	5,294	4,292
Long-term debt (including current maturities)	65	62	27	24	18
Shareholders’ equity	3,769	3,813	3,878	3,802	2,991

Operating Data	—
Number of stores at end of fiscal year	431	399	362	335	311
Average store size (gross square footage)	39,000	38,000	38,000	38,000	38,000
Average weekly sales per store	$715,000	$722,000	$711,000	$682,000	$636,000
Comparable store sales increase (2)	2.5%	4.4%	7.0%	8.8%	8.4%
(1) Fiscal years 2015, 2014, 2013 and 2011 were 52-week years and fiscal year 2012 was a 53-week year.
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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. We are a mission-driven company that aims to set the standards of excellence in food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of September 27, 2015, operated 431 stores: 412 stores in 42 U.S. states and the District of Columbia; 10 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-seventh full week after the store was opened or acquired. Stores closed for eight or more days are excluded from the comparable store base from the first fiscal week of closure until re-opened for a full fiscal week. Comparable store sales growth is calculated on a same-calendar-week to same-calendar-week constant currency basis. All prior year calculations have been updated to reflect the current definition. Companies define comparable store sales differently; thus growth rates across companies may not be comparable.

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2015, 2014 and 2013 were 52-week years.

Economic and Industry Factors
Food retailing is a large, intensely competitive industry. According to Nielsen TDLinx and Progressive Grocer, the U.S. supermarket industry, which includes conventional supermarkets, supercenters, warehouse grocery stores, military commissaries and limited-assortment and natural/gourmet-positioned supermarkets, had approximately $638.3 billion in sales in 2014, a 3% increase over the prior year. Within this broader category, natural product sales through retail channels totaled approximately $98.6 billion, increasing 9% over the prior year, according to Natural Foods Merchandiser. Our competition includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets, restaurants and home delivery, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price, convenience or a combination of these factors.

We offer the broadest selection of high-quality natural and organic products, with a strong emphasis on perishable foods. We believe our high quality standards differentiate our stores from other supermarkets and enable us to attract and maintain a broad base of loyal customers. Our groundbreaking quality standards ban hundreds of ingredients commonly found in other stores as well as numerous manufacturing, farming, fishing and ranching practices that don’t measure up.

Overview of Fiscal Year 2015
During fiscal year 2015, we achieved record total sales of $15.4 billion, an 8.4% increase over the prior year. Comparable store sales increased 2.5%. Average weekly sales per store were $715,000, translating to sales per gross square foot of approximately $970. EBITDA totaled $1.3 billion, or 8.4% of sales, and diluted earnings per share were $1.48. For the fiscal year, the Company produced $1.1 billion in cash flow from operations and invested $851 million in capital expenditures, of which $516 million related to new locations. This resulted in free cash flow of $278 million. In addition, the Company paid $184 million in quarterly dividends to shareholders and repurchased $513 million of common stock. Our progress on strategic initiatives, during fiscal year 2015, included:

•	A record 38 new stores openings

•	Sales of over $2.1 billion in Exclusive Brands and close to $3.0 billion in prepared foods and bakery

•	Our first ever national brand campaign

•	Implementation of Workday for online HR management

•	Introduction of labor scheduling to one of our largest store teams

•	Launch of our new mobile app

•	Pilot of our affinity program

•	Partnering with Instacart to offer fresh grocery delivery

•	Initial rollout of a new, unified point-of-sale system

Fiscal Year 2016 Outlook
The Company remains focused on the metrics it believes are key to the long-term health of the Company. The Company’s annual targets for fiscal year 2016 are:

•	Sales growth of 3% to 5%;

•	Approximately 30 new stores, including three 365 stores and two to three relocations;

•	Square footage growth of 7% or greater;

•	EBITDA margin of approximately 8.5%;

•	Capital expenditures of 5% of sales; and

•	ROIC greater than 13.5%.

The Company’s results are highly dependent on comparable store sales, which have been particularly difficult to predict in this competitive landscape. While there has been some stabilization in the two-year comparable store sales trend since the end of the fourth quarter of fiscal year 2015, it has been only a short period of time. The Company is hopeful that comparable store sales will improve over the course of the fiscal year given its toughest comparison is in the first quarter, and many sales-building initiatives are still gaining traction or are planned to roll out later in the year. The higher end of the sales outlook reflects 2.8% two-year comparable store sales, in line with the current run rate, and flat comparable store sales for the year, improving from -2% in the first quarter, to relatively flat in the second and third quarters, to 3% by the fourth quarter. The lower end of the sales outlook reflects the possibility that comparable store sales could get marginally worse before they get better, with an inflection point later in the year.

Primarily reflecting its value efforts, the Company expects the year-over-year decline in gross margin, excluding LIFO, in fiscal year 2016 to be greater than last year’s 45 basis point decline. The Company has identified selling, general and administrative expense improvements of approximately 60 basis points for the fiscal year, including the impact of the recent restructuring. These savings are expected to be greater in the second half of the year than in the first and more than offset by the cost of initiatives to drive traffic and sales, as well as higher occupancy, depreciation and other costs. Therefore, the Company expects a decline in operating margin of up to 75 basis points, from the 6.1% reported for fiscal year 2015, excluding charges.

Subsequent to the end of fiscal year 2015, the Company announced a new capital allocation strategy that reflects confidence in the Company’s future growth and cash flow generation, while expanding its commitment to return capital to shareholders. As part of this strategy, the Company’s Board of Directors authorized a new $1.0 billion share repurchase program. The Company’s intent is to spend the majority of the $1.0 billion buyback authorization in the first half of the fiscal year. Excluding an estimated $0.05 to $0.07 per diluted share in net accretion related to these debt-financed buybacks, the Company expects diluted earnings per share for the fiscal year of $1.50 or greater. The Company will be facing its toughest comparable store sales and earnings comparisons in the first quarter, which will also include approximately $0.01 per diluted share in costs associated with the recent restructuring.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	2015	2014	2013
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	64.8	64.5	64.2
Gross profit	35.2	35.5	35.8
Selling, general and administrative expenses	29.1	28.4	28.5
Pre-opening expenses	0.4	0.5	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.1
Operating income	5.6	6.6	6.8
Investment and other income, net of interest expense	0.1	0.1	0.1
Income before income taxes	5.7	6.7	6.9
Provision for income taxes	2.2	2.6	2.7
Net income	3.5%	4.1%	4.3%
Figures may not sum due to rounding.

Sales
Sales totaled approximately $15.4 billion, $14.2 billion and $12.9 billion in fiscal years 2015, 2014 and 2013, respectively, representing increases of 8.4%, 9.9% and 10.4% over the previous fiscal years, respectively. Sales increases for all years are due to comparable store sales increases and stores opened or acquired less than one fiscal year. Total sales increased 12.6% in fiscal year 2013 over the previous fiscal year on a comparative 52-week basis. Comparable store sales increased 2.5%, 4.4% and 7.0% during fiscal years 2015, 2014 and 2013, respectively, and contributed approximately 93.3%, 94.0% and 94.1% to total sales in fiscal years 2015, 2014 and 2013, respectively. As of September 27, 2015, there were 390 locations in the comparable store base as compared to 358 locations and 331 locations as of September 28, 2014 and September 29, 2013, respectively.

Gross Profit
Gross profit totaled approximately $5.4 billion, $5.0 billion and $4.6 billion in fiscal years 2015, 2014 and 2013, respectively. Gross profit as a percentage of sales decreased 34 basis points in fiscal year 2015 compared to the prior fiscal year. Net LIFO inventory reserves increased approximately $1 million during fiscal year 2015 compared to an increase of approximately $16 million in fiscal year 2014, resulting in a positive impact of 11 basis points year over year. In fiscal year 2013, the net LIFO inventory reserve increase totaled approximately $2 million. Results also include a supplier credit of approximately $9 million, or six basis points, during fiscal year 2015. Excluding these charges, gross profit as a percentage of sales decreased 51 basis points in fiscal year 2015 compared to the prior fiscal year, reflecting our ongoing value strategy and increased spoilage in an environment of weaker-than-anticipated sales. Gross profit as a percentage of sales decreased 30 basis points and increased 31 basis points in fiscal years 2014 and 2013, respectively, compared to the prior fiscal year. The decrease in fiscal year 2014 was the result of the decision not to pass through all product cost increases to customers, while the increase in fiscal year 2013 was driven primarily by an improvement in occupancy costs.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled approximately $4.5 billion, $4.0 billion and $3.7 billion in fiscal years 2015, 2014 and 2013, respectively. During fiscal year 2015, selling, general, and administrative expenses included asset impairment charges totaling approximately $47 million, one-time termination charges of $34 million, and approximately $8 million of expense related to the implementation of California’s new paid sick leave law. Excluding these charges, selling, general and administrative expenses increased eight basis points as a percentage of sales compared to the prior year. Selling, general, and administrative expenses decreased nine basis points and 18 basis points as a percentage of sales in fiscal years 2014 and 2013, respectively, compared to the prior year.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in millions):

	2015	2014	2013
Cost of goods sold and occupancy costs	$2	$2	$2
Selling, general and administrative expenses	62	66	55
Share-based payment expense before income taxes	64	68	57
Income tax benefit	(25)	(26)	(22)
Net share-based payment expense	$39	$42	$35

Pre-opening Expenses
Pre-opening expenses totaled approximately $67 million, $67 million and $52 million in fiscal years 2015, 2014 and 2013, respectively.

Relocation, Store Closure and Lease Termination Costs
Relocation, store closure and lease termination costs totaled approximately $16 million, $11 million and $12 million in fiscal years 2015, 2014 and 2013, respectively.

The numbers of stores opened, acquired and relocated were as follows:

	2015	2014	2013
New and acquired stores	32	37	27
Relocated stores	6	1	5

Investment and Other Income, net of Interest Expense
Investment and other income, net of interest expense, which includes gift card breakage, interest income, investment gains and losses and other income, totaled approximately $17 million, $12 million and $11 million in fiscal years 2015, 2014 and 2013, respectively.

Income Taxes
Income taxes resulted in an effective tax rate of approximately 39.0%, 38.8% and 38.4% in fiscal years 2015, 2014 and 2013, respectively. The higher effective tax rate in fiscal year 2015 primarily reflects a shift in the mix and level of earnings throughout the jurisdictions in which we operate.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), adjusted EBITDA, free cash flow and Return on Invested Capital (“ROIC”) as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to our results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation.

The Company defines adjusted EBITDA as EBITDA plus non-cash share-based payment expense and deferred rent. The following is a tabular reconciliation of the non-GAAP financial measure adjusted EBITDA to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. Adjusted EBITDA for the fiscal years indicated was as follows (in millions):

	2015	2014	2013
Net income	$536	$579	$551
Provision for income taxes	342	367	343
Investment and other income, net of interest expense	(17)	(12)	(11)
Operating income	861	934	883
Depreciation and amortization	439	377	339
EBITDA	1,300	1,311	1,222
Share-based payment expense	64	68	57
Deferred rent	34	40	37
Adjusted EBITDA	$1,398	$1,419	$1,316

The Company defines free cash flow as net cash provided by operating activities less capital expenditures. The following is a tabular reconciliation of the non-GAAP financial measure free cash flow for the fiscal years indicated (in millions):

	2015	2014	2013
Net cash provided by operating activities	$1,129	$1,088	$1,009
Development cost of new locations	(516)	(447)	(339)
Other property and equipment expenditures	(335)	(263)	(198)
Free cash flow	$278	$378	$472

The Company defines ROIC as adjusted earnings divided by average invested capital. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC for the fiscal years indicated was as follows (in millions):

	2015	2014	2013
Net income	$536	$579	$551
Interest expense, net of tax	—	—	—
Adjusted earnings	536	579	551
Total rent expense, net of tax (1)	261	241	222
Estimated depreciation on capitalized operating leases, net of tax (2)	(174)	(161)	(148)
Adjusted earnings, including the effect of capitalized operating leases	$623	$659	$625

Average working capital, excluding current portion of long-term debt	$472	$744	$934
Average property and equipment, net	3,066	2,670	2,285
Average other assets	1,084	1,108	1,053
Average other liabilities	(637)	(573)	(518)
Average invested capital	3,985	3,949	3,754
Average estimated asset base of capitalized operating leases (3)	3,417	3,154	2,885
Average invested capital, including the effect of capitalized operating leases	$7,402	$7,103	$6,639

ROIC	13.4%	14.7%	14.7%
ROIC, including the effect of capitalized operating leases	8.4%	9.3%	9.4%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	September 27, 2015	September 28, 2014
Cash and cash equivalents	$237	$190
Short-term investments - available-for-sale securities	155	553
Total	$392	$743

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $63 million and $120 million at September 27, 2015 and September 28, 2014, respectively.

We generated cash flows from operating activities totaling approximately $1.1 billion, $1.1 billion and $1.0 billion in fiscal years 2015, 2014 and 2013, respectively. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital.

Net cash used in investing activities totaled approximately $455 million, $484 million and $289 million for fiscal years 2015, 2014 and 2013, respectively. Net sales and maturities of available-for-sale securities totaled approximately $434 million, $334 million and $282 million in fiscal years 2015, 2014 and 2013, respectively. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. Net payments for the purchase of acquired entities were not material in fiscal year 2015. Net payments for the purchase of acquired entities totaled approximately $73 million in fiscal year 2014 related to the acquisition of certain land and buildings, which have cash flows from existing tenants, and four retail locations. During fiscal year 2013, net payments for the purchase of acquired entities totaled approximately $22 million primarily related to the acquisition of six retail locations. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal years 2015, 2014 and 2013 totaled approximately $851 million, $710 million and $537 million, respectively, of which approximately $516 million, $447 million and $339 million, respectively, was for the development of new locations and approximately $335 million, $263 million and $198 million, respectively, was for remodels and other property and equipment expenditures.

The following table provides information about the Company’s store growth and development activities for Whole Foods Market and 365 by Whole Foods Market stores scheduled to open through fiscal year 2021:

	Stores opened during fiscal year 2014	Stores opened during fiscal year 2015	Stores opened during fiscal year 2016 as of Nov. 4, 2015	Total leases signed as of Nov. 4, 2015
Number of stores (including relocations)	38	38	2	111
Number of relocations	1	6	—	15
Percentage in new markets	55%	11%	0%	21%
Total square footage	1,408,000	1,653,000	90,000	4,810,000

As of November 4, 2015, the Company operated 433 stores totaling approximately 16.7 million square feet. The Company sees the potential for 1,200 Whole Foods Market stores in the United States, with the 365 by Whole Foods Market format expanding the growth opportunity beyond 1,200 stores.

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 111 stores in our current store development pipeline. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $622 million, $698 million and $517 million in fiscal years 2015, 2014 and 2013 respectively.

Share repurchase activity for fiscal years 2015, 2014 and 2013 was as follows (in millions, except per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2015:
First Quarter	0.9	$47.39	$43
Second Quarter	0.9	55.02	47
Third Quarter	2.1	45.98	98
Fourth Quarter	9.9	32.66	325
Total fiscal year 2015	13.8	$37.06	$513
Fiscal year 2014:
First Quarter	1.1	$56.06	$62
Second Quarter	1.0	52.86	55
Third Quarter	9.1	39.45	361
Fourth Quarter	2.6	38.06	100
Total fiscal year 2014	13.9	$41.51	$578
Fiscal year 2013:
First Quarter	0.5	$46.04	$26
Second Quarter	0.9	43.46	37
Third Quarter	0.5	51.83	25
Fourth Quarter	0.7	55.36	37
Total fiscal year 2013	2.6	$48.70	$125
(1) Number of shares may not sum due to rounding

Share repurchase activity prior to the fourth quarter of fiscal year 2014 was pursuant to various share repurchase programs authorized by the Company’s Board of Directors (“the Board”). As of September 27, 2015, one share repurchase program remains in effect, with prior programs having expired or been cancelled. The following table outlines the share repurchase program authorized by the Board, and the related repurchase activity as of September 27, 2015 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$613	$387

Subsequent to fiscal year end, the Company repurchased approximately 7.8 million shares of the Company’s common stock at an average price per share of $30.15 for a total of approximately $234 million. On November 4, 2015, the Board authorized a new share repurchase program whereby the Company may make up to $1.0 billion in stock purchases of outstanding shares of common stock of the Company. The new repurchase program does not have an expiration date. The Company’s total authority under existing repurchase programs was approximately $1.2 billion at November 11, 2015.

Under the share repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

During the first quarter of fiscal year 2015, the Board authorized an increase in the Company’s quarterly dividend to $0.13 per common share from $0.12 per common share. The following table provides a summary of dividends declared per common share during fiscal years 2015 and 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.13	April 10, 2015	April 21, 2015	47
June 9, 2015	0.13	July 2, 2015	July 14, 2015	47
September 15, 2015 (1)	0.13	October 2, 2015	October 13, 2015	45
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at September 27, 2015

On November 4, 2015, the Board authorized an increase in the Company’s quarterly dividend to $0.135 per common share from $0.13 per common share. The Company will pay future dividends at the discretion of the Board. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Net proceeds to the Company from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $66 million, $42 million and $81 million in fiscal years 2015, 2014 and 2013, respectively. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At September 27, 2015, September 28, 2014 and September 29, 2013 approximately 32.9 million shares, 37.6 million shares and 42.3 million shares of our common stock, respectively, were available for future stock incentive grants.

The Company is committed under certain capital leases for rental of certain buildings, land and equipment, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of September 27, 2015 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$102	$6	$12	$10	$74
Operating lease obligations (1)	8,902	430	1,018	1,066	6,388
Total	$9,004	$436	$1,030	$1,076	$6,462
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at September 27, 2015 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 27, 2015, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Subsequent to fiscal year 2015, the Company entered into a new credit facility (“the Credit Agreement”) that provides for an unsecured revolving credit facility in the aggregate principal amount of $500 million, which may be increased from time to time by up to $250 million in the aggregate pursuant to an expansion feature set forth in the Credit Agreement. The Credit Agreement also provides for a letter of credit subfacility of up to $250 million and a swingline subfacility of up to $50 million. The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate, on November 2, 2020.

In addition, prior to the end of the first quarter of fiscal year 2016, the Company intends to incur additional long-term debt of up to $1.0 billion. The amount and composition of this debt will depend on market conditions and capital allocation considerations at the time the debt is incurred. The Company may also incur additional short-term debt of up to $350 million, which would be repaid with proceeds from the long-term debt. The Company intends on continuing to maintain a strong investment-grade profile and a balance sheet that provides the financial flexibility to pursue its strategic growth initiative. Proceeds from any debt incurred would be used for general corporate purposes, including the repurchase of stock. The Company’s intent is to spend the majority of the new $1.0 billion share repurchase authorization in the first half of fiscal year 2016.

There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that other sources of capital will be available to us in the future.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at September 27, 2015 consisted of operating leases disclosed in the above contractual obligations table, as well as the Credit Agreement discussed above. Additionally, we enter into forward purchase agreements for certain products in the ordinary course of business. Purchase commitments do not exceed anticipated use within an operating cycle. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report. We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Inventories
The Company values inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 92.2% and 93.5% of inventories in fiscal years 2015 and 2014, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $49 million and $48 million at September 27, 2015 and September 28, 2014, respectively. Costs for remaining inventories are determined by the first-in, first-out method. Cost before the LIFO adjustment is principally determined using the item cost method, which is calculated by counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance and self-insured liabilities at September 27, 2015 would have affected net income by approximately $10 million for fiscal year 2015.

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

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from three months to 9 years. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our closed property reserves at September 27, 2015 would not have materially affected net income for fiscal year 2015.

Share-Based Payments
The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. Options outstanding are governed by the original terms and conditions of the grants, unless modified by a subsequent agreement. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. Our Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a four- or six-year period.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our share-based payment expense would not have materially affected net income for fiscal year 2015.

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

The Company holds short-term investments that are classified as cash equivalents. We had cash equivalent investments totaling approximately $32 million and $65 million at September 27, 2015 and September 28, 2014, respectively. The Company also holds available-for-sale securities generally consisting of state and local municipal obligations and corporate bonds and commercial paper which hold high credit ratings. We had short-term and long-term investments totaling approximately $155 million and $63 million, respectively, at September 27, 2015 compared to approximately $553 million and $120 million, respectively, at the end of the prior fiscal year.

These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal years 2015 and 2014, a hypothetical 10% increase or decrease in interest rates would not have materially affected interest income earned on these investments.

Foreign Currency Risk
The Company is exposed to foreign currency exchange risk. We own and operate ten stores in Canada and nine stores in the U.K. Sales made from stores in Canada and the U.K. are made in exchange for Canadian dollars and Great Britain pounds sterling, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At September 27, 2015, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound sterling would not have materially affected our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Whole Foods Market, Inc.

We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. as of September 27, 2015 and September 28, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 27, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 27, 2015 and September 28, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whole Foods Market, Inc.’s internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, TX
November 13, 2015

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Whole Foods Market, Inc.

We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 27, 2015 and September 28, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 27, 2015 of Whole Foods Market, Inc. and our report dated November 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, TX
November 13, 2015

Whole Foods Market, Inc.
Consolidated Balance Sheets
(In millions)

Assets	September 27, 2015	September 28, 2014
Current assets:
Cash and cash equivalents	$237	$190
Short-term investments - available-for-sale securities	155	553
Restricted cash	127	109
Accounts receivable	218	198
Merchandise inventories	500	441
Prepaid expenses and other current assets	108	97
Deferred income taxes	199	168
Total current assets	1,544	1,756
Property and equipment, net of accumulated depreciation and amortization	3,163	2,923
Long-term investments - available-for-sale securities	63	120
Goodwill	710	708
Intangible assets, net of accumulated amortization	79	81
Deferred income taxes	144	132
Other assets	38	24
Total assets	$5,741	$5,744

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$3	$2
Accounts payable	295	276
Accrued payroll, bonus and other benefits due team members	436	379
Dividends payable	45	43
Other current liabilities	473	557
Total current liabilities	1,252	1,257
Long-term capital lease obligations, less current installments	62	60
Deferred lease liabilities	587	548
Other long-term liabilities	71	66
Total liabilities	1,972	1,931

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 1,200 and 600 shares authorized; 377.1 shares issued; 348.9 and 360.4 shares outstanding at 2015 and 2014, respectively	2,904	2,863
Common stock in treasury, at cost, 28.2 and 16.7 shares at 2015 and 2014, respectively	(1,124)	(711)
Accumulated other comprehensive loss	(28)	(7)
Retained earnings	2,017	1,668
Total shareholders’ equity	3,769	3,813
Total liabilities and shareholders’ equity	$5,741	$5,744

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations
Fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013
(In millions, except per share amounts)

	2015	2014	2013
Sales	$15,389	$14,194	$12,917
Cost of goods sold and occupancy costs	9,973	9,150	8,288
Gross profit	5,416	5,044	4,629
Selling, general and administrative expenses	4,472	4,032	3,682
Pre-opening expenses	67	67	52
Relocation, store closure and lease termination costs	16	11	12
Operating income	861	934	883
Investment and other income, net of interest expense	17	12	11
Income before income taxes	878	946	894
Provision for income taxes	342	367	343
Net income	$536	$579	$551

Basic earnings per share	$1.49	$1.57	$1.48
Weighted average shares outstanding	358.5	367.8	371.2

Diluted earnings per share	$1.48	$1.56	$1.47
Weighted average shares outstanding, diluted basis	360.8	370.5	374.5

Dividends declared per common share	$0.52	$0.48	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income
Fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013
(In millions)

	2015	2014	2013
Net income	$536	$579	$551
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(21)	(8)	(4)
Other comprehensive loss, net of tax	(21)	(8)	(4)
Comprehensive income	$515	$571	$547

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity
Fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 30, 2012	370.9	$2,592	$(28)	$5	$1,233	$3,802
Net income	—	—	—	—	551	551
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($1.40 per common share)	—	—	—	—	(519)	(519)
Issuance of common stock pursuant to team member stock plans	4.1	81	—	—	—	81
Purchase of treasury stock	(2.6)	—	(125)	—	—	(125)
Tax benefit related to exercise of team member stock options	—	36	—	—	—	36
Share-based payment expense	—	56	—	—	—	56
Balances at September 29, 2013	372.4	2,765	(153)	1	1,265	3,878
Net income	—	—	—	—	579	579
Other comprehensive loss, net of tax	—	—	—	(8)	—	(8)
Dividends ($0.48 per common share)	—	—	—	—	(176)	(176)
Issuance of common stock pursuant to team member stock plans	1.9	21	20	—	—	41
Purchase of treasury stock	(13.9)	—	(578)	—	—	(578)
Tax benefit related to exercise of team member stock options	—	9	—	—	—	9
Share-based payment expense	—	68	—	—	—	68
Balances at September 28, 2014	360.4	2,863	(711)	(7)	1,668	3,813
Net income	—	—	—	—	536	536
Other comprehensive loss, net of tax	—	—	—	(21)	—	(21)
Dividends ($0.52 per common share)	—	—	—	—	(186)	(186)
Issuance of common stock pursuant to team member stock plans	2.3	(34)	100	—	—	66
Purchase of treasury stock	(13.8)	—	(513)	—	—	(513)
Tax benefit related to exercise of team member stock options	—	11	—	—	—	11
Share-based payment expense	—	64	—	—	—	64
Other	—	—	—	—	(1)	(1)
Balances at September 27, 2015	348.9	$2,904	$(1,124)	$(28)	$2,017	$3,769

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows
Fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013
(In millions)

	2015	2014	2013
Cash flows from operating activities
Net income	$536	$579	$551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	439	377	339
Impairment of long-lived assets	48	1	1
Share-based payment expense	64	68	57
LIFO expense	1	16	2
Deferred income tax benefit	(43)	(78)	(51)
Excess tax benefit related to exercise of team member stock options	(11)	(9)	(37)
Accretion of premium/discount on marketable securities	17	27	31
Deferred lease liabilities	32	36	51
Other	5	11	8
Net change in current assets and liabilities:
Accounts receivable	(21)	(14)	9
Merchandise inventories	(61)	(41)	(42)
Prepaid expenses and other current assets	(9)	(4)	(17)
Accounts payable	20	30	—
Accrued payroll, bonus and other benefits due team members	58	12	60
Other current liabilities	47	54	51
Net change in other long-term liabilities	7	23	(4)
Net cash provided by operating activities	1,129	1,088	1,009
Cash flows from investing activities
Development costs of new locations	(516)	(447)	(339)
Other property and equipment expenditures	(335)	(263)	(198)
Purchases of available-for-sale securities	(494)	(720)	(1,252)
Sales and maturities of available-for-sale securities	928	1,054	1,534
Purchases of intangible assets	(3)	(20)	(1)
Decrease (increase) in restricted cash	(19)	2	(8)
Payment for purchase of acquired entities, net of cash acquired	(4)	(73)	(22)
Other investing activities	(12)	(17)	(3)
Net cash used in investing activities	(455)	(484)	(289)
Cash flows from financing activities
Purchases of treasury stock	(513)	(578)	(125)
Common stock dividends paid	(184)	(170)	(508)
Issuance of common stock	66	42	81
Excess tax benefit related to exercise of team member stock options	11	9	37
Other financing activities	(2)	(1)	(2)
Net cash used in financing activities	(622)	(698)	(517)
Effect of exchange rate changes on cash and cash equivalents	(5)	(6)	(2)
Net change in cash and cash equivalents	47	(100)	201
Cash and cash equivalents at beginning of period	190	290	89
Cash and cash equivalents at end of period	$237	$190	$290

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$383	$429	$378

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements
Fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013

(1) Description of Business
Whole Foods Market is the leading natural and organic foods supermarket and is a mission-driven company that aims to set the standards of excellence in food retailing. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 37 years. As of September 27, 2015, we operated 431 stores: 412 stores in 42 United States (“U.S.”) states and the District of Columbia; 10 stores in Canada; and 9 stores in the United Kingdom (“U.K.”). The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets.

The following is a summary of annual percentage sales and net long-lived assets by geographic area for the fiscal years indicated:

	2015	2014	2013
Sales:
United States	96.9%	96.7%	96.7%
Canada and United Kingdom	3.1	3.3	3.3
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	97.4%	96.0%	95.7%
Canada and United Kingdom	2.6	4.0	4.3
Total long-lived assets, net	100.0%	100.0%	100.0%

The following is a summary of annual percentage sales by product category for the fiscal years indicated:

	2015	2014	2013
Perishables:
Prepared foods and bakery	19.0%	19.2%	19.0%
Other perishables	47.5	47.6	47.2
Total perishables	66.5	66.8	66.2
Non-perishables	33.5	33.2	33.8
Total sales	100.0%	100.0%	100.0%

(2) Summary of Significant Accounting Policies
Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2015, 2014 and 2013 were 52-week years.

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

The Company also holds certain equity interests accounted for using the cost method of accounting. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified as “Other assets” on the Consolidated Balance Sheet. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. Additionally, the Company holds certain equity interests accounted for using the equity method of accounting. The Company’s share of income and losses from equity method investments is included in “Selling, general and administrative expenses” on the Consolidated Statements of Operations.

Restricted Cash
Restricted cash primarily relates to cash held as collateral to support a portion of our projected workers’ compensation obligations. Additionally, the Company holds restricted cash as a rent guarantee on certain operating leases through fiscal year 2020.

Accounts Receivable
Accounts receivable are shown net of related allowances and consist primarily of credit card receivables, vendor receivables, customer purchases, and occupancy-related receivables. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method and was not material in fiscal year 2015 or 2014.

Inventories
The Company values inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 92.2% and 93.5% of inventories in fiscal years 2015 and 2014, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $49 million and $48 million at September 27, 2015 and September 28, 2014, respectively. Costs for remaining inventories are determined by the first-in, first-out method. Cost before the LIFO adjustment is principally determined using the item cost method, which is calculated by counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold.

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

Leases
The Company generally leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. We recognize rent on a straight-line basis over the expected term of the lease, which includes rent holiday periods and scheduled rent increases. The expected lease term begins with the date the Company has the right to possess the leased space for construction and other purposes. The expected lease term may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured. The expected lease term is also used in the determination of whether a store is a capital or operating lease. Amortization of land and building under capital lease is included with occupancy costs, while the amortization of equipment under capital lease is included with depreciation expense. Additionally, we review leases for which we are involved in construction to determine whether build-to-suit and sale-leaseback criteria are met. For those leases that trigger specific build-to-suit accounting, developer assets are recorded during the construction period with an offsetting liability. Developer assets recorded as of September 27, 2015 were not material. As of September 28, 2014, the Company had developer assets totaling approximately $67 million, with the offsetting liability included in the “Other current liabilities” line item on the Consolidated Balance Sheets. Sale-leaseback transactions are recorded as financing lease obligations. We record tenant improvement allowances and rent holidays as deferred rent liabilities, and amortize the deferred rent over the expected lease term to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels as defined by the lease will be reached.

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

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, patents, liquor licenses, license agreements, and non-competition agreements. The Company amortizes definite-lived intangible assets on a straight-line basis over the period the intangible asset is expected to generate cash flows, generally the life of the related agreement. Currently, the weighted average life is approximately 16 years for contract-based intangible assets and approximately two years for marketing-related and other identifiable intangible assets. Indefinite-lived intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow, short lease life, or a plan to close is established, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The fair value, based on hierarchy input Level 3, is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections or based on a review of the future benefit the Company anticipates receiving from the related assets. Additionally for closing locations, the Company estimates net future cash flows based on its experience and knowledge of the area in which the closed property is located and, when necessary, utilizes local real estate brokers. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company impairs assets related to an operating location, a charge to write down the related assets is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets to their estimated recoverable value is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

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

Insurance and Self-Insurance Reserves
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company had insurance liabilities totaling approximately $170 million and $152 million at September 27, 2015 and September 28, 2014, respectively, included in the “Other current liabilities” line item on the Consolidated Balance Sheets.

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from three months to nine years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Reserves for closed properties are included in the “Other current liabilities” and “Other long-term liabilities” line items on the Consolidated Balance Sheets.

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

Cost of Goods Sold and Occupancy Costs
Cost of goods sold includes cost of inventory sold during the period (net of discounts and allowances), distribution and food preparation costs, and shipping and handling costs. The Company receives various rebates from third-party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are calculated based on actual purchase volumes. Volume discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold. The Company utilizes forward purchases to limit its exposures to changes in commodity prices. All forward purchase commitments are established at current prices and recorded through cost of goods sold at settlement. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance costs, and property insurance. Our largest supplier, United Natural Foods, Inc., accounted for approximately 32.0%, 31.8% and 31.6% of our total purchases in fiscal years 2015, 2014 and 2013, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of retail operational expenses, marketing, and corporate and regional administrative support costs. Advertising expense for fiscal years 2015, 2014 and 2013 was approximately $89 million, $63 million and $56 million, respectively. Advertising costs are charged to expense when incurred, except for certain production costs that are charged to expense when the advertising first takes place.

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

Share-Based Payments
The Company maintains several share-based incentive plans. We grant both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. Options outstanding are governed by the original terms and conditions of the grants, unless modified by a subsequent agreement. Options are granted at an option price equal to the market value of the stock at the grant date and generally vest ratably over a four- or nine-year period beginning one year from grant date and have a five, seven, or ten year term. The grant date is established once the Company’s Board of Directors approves the grant and all key terms have been determined. Stock option grant terms and conditions are communicated to team members within a relatively short period of time. The Company generally approves one primary stock option grant annually, occurring during a trading window. Restricted common stock is granted at the market price of the stock on the day of grant and generally vests over a four- or six-year period.

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

Comprehensive Income
Comprehensive income consists of: net income; foreign currency translation adjustments; and unrealized gains and losses on available-for-sale securities, net of income tax, and is reflected in the Consolidated Statements of Comprehensive Income.

Foreign Currency Translation
The Company’s operations in Canada and the U.K. use their local currency as their functional currency. Foreign currency transaction gains and losses related to Canadian intercompany operations are charged to net income in the period incurred.

Foreign currency gains and losses were not material in fiscal year 2015, 2014 or 2013. Intercompany transaction gains and losses associated with our U.K. operations are excluded from the determination of net income since these transactions are considered long-term investments in nature. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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

Reclassifications
Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation.

Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting pronouncements:

Standard	Description	Effective Date	Effect on financial statements and other significant matters
ASU No. 2015-16 Simplifying the Accounting for Measurement - Period Adjustments (Topic 805)
The amendments require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and eliminates the requirement to retrospectively revise prior periods. Additionally, an acquirer should record in the same period the effects on earnings of any changes in the provisional accounts, calculated as if the accounting had been completed at the acquisition date. The amendments should be applied on a prospective basis.
		First quarter of fiscal year ending September 24, 2017	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2015-11 Simplifying the Measurement of Inventory (Topic 330)
The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments should be applied on a prospective basis.
		First quarter of fiscal year ending September 30, 2018	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2015-05 Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Topic 350)
The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis and early adoption is permitted.
		First quarter of fiscal year ending September 24, 2017	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)
The amendments require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments should be applied on a retrospective basis and early adoption is permitted.
		First quarter of fiscal year ending September 24, 2017	We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on financial statements and other significant matters
ASU No. 2015-02 Amendments to the Consolidation Analysis (Topic 810)
The amendments revise the consolidation analysis related to limited partnerships and similar legal entities, variable interest entities, and certain investment funds. The amendments may be applied on either a modified or full retrospective basis.
		First quarter of fiscal year ending September 24, 2017	We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.
ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606)
The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments may be applied on either a full or modified retrospective basis.
		First quarter of fiscal year ending September 30, 2018 or fiscal year ending September 29, 2019	We are currently evaluating the timing, method, and impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

(3) Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

September 27, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$32	$—	$—	$32
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Certificates of deposit	—	2	—	2
Corporate bonds	—	30	—	30
Municipal bonds	—	173	—	173
Total	$32	$218	$—	$250

September 28, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$46	$—	$—	$46
Treasury bills	4	—	—	4
Commercial paper	—	15	—	15
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Commercial paper	—	33	—	33
Corporate bonds	—	97	—	97
Municipal bonds	—	530	—	530
Total	$50	$688	$—	$738

Assets Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, intangible assets, and other assets. These assets are measured at fair value if determined to be impaired. During fiscal year 2015, the Company recorded fair value adjustments, based on hierarchy input Level 3, totaling approximately $46 million related to certain locations for which asset value exceeded expected future cash flows, which were primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations. These asset impairment charges reduced the carrying value of related long-term assets to fair value. Fair value adjustments, based on hierarchy input Level 3, were not material during fiscal year 2014 or 2013.

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	September 27, 2015	September 28, 2014
Short-term marketable securities - available-for-sale:
Asset-backed securities	$10	$9
Certificates of deposit	2	—
Commercial paper	—	33
Corporate bonds	15	56
Municipal bonds	128	455
Total short-term marketable securities	$155	$553
Long-term marketable securities - available-for-sale:
Asset-backed securities	$3	$4
Corporate bonds	15	41
Municipal bonds	45	75
Total long-term marketable securities	$63	$120

Gross unrealized holding gains and losses were not material at September 27, 2015 or September 28, 2014. Available-for-sale securities totaling approximately $58 million and $142 million were in unrealized loss positions at September 27, 2015 and September 28, 2014, respectively. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 27, 2015 or September 28, 2014. The Company did not recognize any other-than-temporary impairments during the last three fiscal years. At September 27, 2015, the average effective maturity of the Company’s short- and long-term available-for-sale securities was approximately 7 months and 16 months, respectively, compared to approximately 6 months and 15 months, respectively, at September 28, 2014.

The Company held approximately $14 million and $10 million in equity interests that are accounted for using the cost method of accounting at September 27, 2015 and September 28, 2014, respectively. Equity interests accounted for using the equity method were not material at September 27, 2015 or September 28, 2014.

(5) Property and Equipment
Balances of major classes of property and equipment were as follows (in millions):

	September 27, 2015	September 28, 2014
Land	$151	$139
Buildings and leasehold improvements	3,116	2,628
Capitalized real estate leases	81	81
Fixtures and equipment	2,330	2,099
Construction in progress and equipment not yet in service	176	362
Property and equipment, gross	5,854	5,309
Less accumulated depreciation and amortization	(2,691)	(2,386)
Property and equipment, net of accumulated depreciation and amortization	$3,163	$2,923

Depreciation and amortization expense related to property and equipment totaled approximately $422 million, $360 million and $324 million for fiscal years 2015, 2014 and 2013, respectively. During fiscal year 2015, asset impairment charges related to property and equipment totaled approximately $48 million primarily related to locations as discussed in Note 3, Fair Value Measurements. Asset impairment charges related to property and equipment were not material in fiscal year 2014. Development costs of new locations totaled approximately $516 million, $447 million and $339 million in fiscal years 2015, 2014 and 2013, respectively. Construction accruals related to development sites, remodels, and expansions were included in the “Other current liabilities” line item on the Consolidated Balance Sheets and totaled approximately $54 million and $116 million at September 27, 2015 and September 28, 2014, respectively.

(6) Goodwill and Other Intangible Assets
Additions and adjustments to goodwill and additions to other intangible assets during fiscal year 2015 were not material. The Company recorded goodwill totaling approximately $29 million related to the acquisition of four retail locations and definite-lived intangible assets totaling approximately $18 million, primarily related to acquired leasehold rights, during fiscal year 2014.

There were no impairments of goodwill during fiscal years 2015, 2014 or 2013. The components of intangible assets as of the dates indicated were as follows (in millions):

	September 27, 2015		September 28, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$122	$(50)	$120	$(45)
Definite-lived marketing-related and other	—	—	1	(1)
Indefinite-lived contract-based	7		6
Total	$129	$(50)	$127	$(46)

Amortization expense associated with intangible assets was not material during fiscal year 2015, 2014 or 2013. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Fiscal year 2016	$6
Fiscal year 2017	6
Fiscal year 2018	5
Fiscal year 2019	5
Fiscal year 2020	4
Future fiscal years	46
Total	$72

(7) One-Time Termination Benefits
During fiscal year 2015, the Company communicated to certain team members its plan of termination to reduce a number of positions through the first quarter of fiscal year 2016 as part of its ongoing commitment to lower prices for its customers and invest in technology upgrades while improving its cost structure. The Company has reduced more than 2,000 positions, which represents approximately 2.1% of its workforce. Affected team members were offered several options, including transition pay, severance pay, or the opportunity to apply for other jobs. The Company expects that a significant portion of the affected team members will find other jobs from the open positions in the Company or via new jobs created from new stores in development.

The Company recorded one-time termination benefits in the fourth quarter of fiscal year 2015 totaling $34 million, included in the “Selling, general, and administrative expenses” line item on the Consolidated Statements of Operations.

(8) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the fiscal years indicated (in millions):

	2015	2014
Beginning balance	$31	$36
Additions	9	4
Usage	(13)	(11)
Adjustments	1	2
Ending balance	$28	$31

Additions to store closure reserves primarily relate to the accretion of interest on existing reserves. Additions related to seven and two new closures during fiscal years 2015 and 2014, respectively, were not material. Usage primarily related to ongoing cash rental payments totaled approximately $13 million and $11 million for fiscal years 2015 and 2014, respectively.

(9) Leases
The Company is committed under certain capital leases for rental of certain buildings, land and equipment, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2015 to 2054. The Company had capital lease obligations totaling approximately $65 million and $62 million at September 27, 2015 and September 28, 2014, respectively.

Rental expense charged to operations under operating leases for fiscal years 2015, 2014 and 2013 totaled approximately $441 million, $407 million and $374 million, respectively, which included contingent rentals totaling approximately $14 million, $13 million and $13 million during those same periods. Sublease rental income was not material during fiscal year 2015, 2014 or 2013.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in millions):

	Capital	Operating	Sublease
Fiscal year 2016	$6	$430	$8
Fiscal year 2017	7	493	8
Fiscal year 2018	5	525	6
Fiscal year 2019	5	530	5
Fiscal year 2020	5	536	4
Future fiscal years	74	6,388	6
	102	$8,902	$37
Less amounts representing interest	37
Net present value of capital lease obligations	$65

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease.

(10) Income Taxes
Components of income tax expense for the fiscal years indicated were as follows (in millions):

	2015	2014	2013
Current federal income tax	$310	$359	$321
Current state income tax	76	82	73
Current foreign income tax	(1)	2	3
Total current tax	385	443	397
Deferred federal income tax	(40)	(66)	(44)
Deferred state income tax	(2)	(10)	(10)
Deferred foreign income tax	(1)	—	—
Total deferred tax	(43)	(76)	(54)
Total income tax expense	$342	$367	$343

Actual income tax expense for the fiscal years indicated differed from the amount computed by applying statutory corporate income tax rates to income before income taxes as follows (in millions):

	2015	2014	2013
Federal income tax based on statutory rates	$307	$331	$313
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(1)	(1)	(1)
Excess charitable contributions	(9)	(8)	(7)
Federal income tax credits	(3)	(3)	(2)
Other, net	2	2	—
Total federal income taxes	296	321	303
State income taxes, net of federal income tax benefit	48	47	41
Tax impact of foreign operations	(2)	(1)	(1)
Total income tax expense	$342	$367	$343

Current income taxes receivable were not material at September 27, 2015 or September 28, 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in millions):

	September 27, 2015	September 28, 2014
Deferred tax assets:
Compensation-related costs	$207	$159
Insurance-related costs	59	53
Inventories	2	—
Lease and other termination accruals	11	13
Rent differential	170	156
Tax basis of fixed assets in excess of financial basis	11	9
Net domestic and international operating loss carryforwards	23	20
Other	15	8
Gross deferred tax assets	498	418
Valuation allowance	(35)	(30)
Deferred tax assets	463	388
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(117)	(79)
Inventories	—	(5)
Capitalized costs expensed for tax purposes	(3)	(4)
Deferred tax liabilities	(120)	(88)
Net deferred tax asset	$343	$300

Deferred taxes have been classified on the Consolidated Balance Sheets as follows (in millions):

	September 27, 2015	September 28, 2014
Current assets	$199	$168
Noncurrent assets	144	132
Net deferred tax asset	$343	$300

At September 27, 2015, the Company had international operating loss carryforwards totaling approximately $115 million, all of which have an indefinite life. The Company provided a valuation allowance totaling approximately $35 million for deferred tax assets associated with international operating loss carryforwards, federal credit carryforwards, and deferred tax assets associated with unrecognized tax benefits, for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

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

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in Canada and the United Kingdom. The IRS of the United States completed its examination of the Company’s federal tax returns for fiscal year 2013 during the first quarter of fiscal year 2015. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years before 2013 and is no longer subject to state and local income tax examinations for fiscal years before 2008. Additionally, the Company entered into a Compliance Agreement Program (“CAP”) with the IRS under which the Company’s federal income tax return is reviewed and accepted by the Internal Revenue Service in conjunction with the filing of its tax return.

(11) Shareholders’ Equity
Common Stock
On September 15, 2015, the Company increased the number of authorized shares of the Company’s common stock from 600 million shares to 1.2 billion shares.

Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal years 2015 and 2014 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.13	April 10, 2015	April 21, 2015	47
June 9, 2015	0.13	July 2, 2015	July 14, 2015	47
September 15, 2015 (1)	0.13	October 2, 2015	October 13, 2015	45
Fiscal year 2014:
November 1, 2013	$0.12	January 17, 2014	January 28, 2014	$45
February 24, 2014	0.12	April 11, 2014	April 22, 2014	44
June 12, 2014	0.12	July 3, 2014	July 15, 2014	44
September 11, 2014	0.12	September 26, 2014	October 7, 2014	43
(1) Dividend accrued at September 27, 2015

Treasury Stock
During fiscal year 2014, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors whereby the Company may make up to $1.0 billion in stock purchases of outstanding shares of the common stock of the Company through August 1, 2016. The following table outlines the share repurchase program authorized by the Company’s Board of Directors, and the related repurchase activity as of September 27, 2015 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$613	$387

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

Share repurchase activity for the fiscal years indicated was as follows (in millions, except per share amounts):

	2015	2014
Number of common shares acquired	13.8	13.9
Average price per common share acquired	$37.06	$41.51
Total cost of common shares acquired	$513	$578

The Company reissued approximately 2.3 million treasury shares at cost of approximately $100 million and approximately 0.5 million treasury shares at cost of approximately $20 million to satisfy the issuance of common stock pursuant to team member stock plans during fiscal years 2015 and 2014, respectively. At September 27, 2015 and September 28, 2014, the Company held in treasury approximately 28.2 million shares and 16.7 million shares, respectively, totaling approximately $1.1 billion and $711 million, respectively.

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

	2015	2014	2013
Net income (numerator for basic and diluted earnings per share)	$536	$579	$551

Weighted average common shares outstanding (denominator for basic earnings per share)	358.5	367.8	371.2
Incremental common shares attributable to dilutive effect of share-based awards	2.3	2.7	3.3
Weighted average common shares outstanding and potential additional common shares outstanding(denominator for diluted earnings per share)	360.8	370.5	374.5

Basic earnings per share	$1.49	$1.57	$1.48

Diluted earnings per share	$1.48	$1.56	$1.47

The computation of diluted earnings per share for fiscal years 2015, 2014 and 2013 does not include share-based awards to purchase approximately 12.0 million shares, 9.1 million shares and 7.1 million shares of common stock, respectively, due to their antidilutive effect.

(13) Share-Based Payments
Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in millions):

	2015	2014	2013
Cost of goods sold and occupancy costs	$2	$2	$2
Selling, general and administrative expenses	62	66	55
Share-based payment expense before income taxes	64	68	57
Income tax benefit	(25)	(26)	(22)
Net share-based payment expense	$39	$42	$35

At September 27, 2015, September 28, 2014 and September 29, 2013 approximately 32.9 million shares, 37.6 million shares and 42.3 million shares of the Company’s common stock, respectively, were available for future stock incentive grants.

Stock Options
The following table summarizes stock option activity (in millions, except per share amounts and contractual lives in years):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding options at September 30, 2012	20.0	$30.17
Options granted	4.3	51.33
Options exercised	(4.1)	20.52
Options expired	(0.1)	18.86
Options forfeited	(0.9)	37.20
Outstanding options at September 29, 2013	19.2	$36.90
Options granted	5.3	40.25
Options exercised	(1.5)	24.13
Options expired	(0.1)	36.10
Options forfeited	(0.6)	42.32
Outstanding options at September 28, 2014	22.3	$38.37
Options granted	5.3	44.30
Options exercised	(2.2)	27.81
Options expired	(0.3)	42.88
Options forfeited	(0.8)	42.66
Outstanding options at September 27, 2015	24.3	$40.45	4.51	$32
Vested/expected to vest at September 27, 2015	23.3	$40.35	4.45	$32
Exercisable options at September 27, 2015	11.9	$36.96	3.35	$30

The weighted average grant date fair value of options granted during fiscal years 2015, 2014 and 2013 was $10.19, $9.67 and $12.36, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $46 million, $36 million and $125 million during fiscal years 2015, 2014 and 2013, respectively. The Company realized a tax benefit from stock options exercised during fiscal years 2015, 2014 and 2013 totaling approximately $46 million, $36 million and $123 million, respectively. The total fair value of shares vested during fiscal years 2015, 2014 and 2013 was approximately $209 million, $192 million and $246 million, respectively, including the value of vested options exercised during those same periods. As of the end of fiscal years 2015 and 2014, there was approximately $95 million and $108 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 11.5 million shares and 11.9 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 2.9 years.

Share-based payment expense related to vesting stock options recognized during fiscal years 2015, 2014 and 2013 totaled approximately $60 million, $63 million and $56 million, respectively.

A summary of stock options outstanding and exercisable at September 27, 2015 follows (share amounts in millions):

Range of Exercise Prices		Options Outstanding			Options Exercisable
From	To	Number of options outstanding	Weighted average exercise price	Weighted average remaining life (in years)	Number of options exercisable	Weighted average exercise price
$9.45	$18.49	0.6	$9.53	0.65	0.6	$9.53
20.42	28.50	1.8	20.43	2.47	1.5	20.43
31.25	38.50	6.8	35.12	4.35	3.9	32.97
40.81	46.28	10.2	43.73	5.01	3.9	44.28
51.25	59.15	4.9	52.37	4.95	2.0	51.90
		24.3	$40.45	4.51	11.9	$36.96

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014	2013
Expected dividend yield	1.000%	0.950%	0.880%
Risk-free interest rate	1.20%	1.18%	0.77%
Expected volatility	29.73%	30.96%	31.25%
Expected life, in years	4.04	4.04	3.96

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

Restricted Stock
During fiscal years 2015 and 2014, the Company awarded approximately 0.1 million shares and 0.2 million shares of restricted common stock, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan. Fair value of the restricted share issuances on grant date was not material during fiscal year 2015 and totaled approximately $11 million during fiscal year 2014.

Share-based payment expense related to restricted shares included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations was not material during fiscal year 2015, 2014 or 2013. At September 27, 2015 and September 28, 2014, there was approximately $9 million and $10 million of unrecognized share-based payment expense, respectively, related to unvested restricted stock. The Company anticipates this expense to be recognized over a weighted average period of 3.1 years.

(14) Quarterly Results (unaudited)
The Company’s first fiscal quarter consists of 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth fiscal quarter is 12 or 13 weeks. Fiscal years 2015 and 2014 were 52-week years with twelve weeks in the fourth quarter. Because the first fiscal quarter is longer than the remaining quarters, it typically represents a larger share of the Company’s annual sales from existing stores. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

During the fourth quarter of fiscal year 2015, “Selling, general, and administrative expenses” included asset impairment charges totaling approximately $46 million related to certain locations for which asset value exceeded expected future cash flows and a one-time termination charge of $34 million related to restructuring.

The following tables set forth selected unaudited quarterly Consolidated Statements of Operations information for the fiscal years ended September 27, 2015 and September 28, 2014 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2015 (1)
Sales	$4,671	$3,647	$3,632	$3,438
Cost of goods sold and occupancy costs	3,045	2,337	2,339	2,252
Gross profit	1,626	1,310	1,293	1,186
Selling, general and administrative expenses	1,330	1,029	1,032	1,080
Pre-opening expenses	21	20	12	14
Relocation, store closure and lease termination costs	4	6	2	4
Operating income	271	255	247	88
Investment and other income, net of interest expense	3	4	5	4
Income before income taxes	274	259	252	92
Provision for income taxes	107	101	98	36
Net income	$167	$158	$154	$56

Basic earnings per share	$0.46	$0.44	$0.43	$0.16
Diluted earnings per share	$0.46	$0.44	$0.43	$0.16

Dividends declared per common share	$0.13	$0.13	$0.13	$0.13

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014 (1)
Sales	$4,239	$3,322	$3,377	$3,256
Cost of goods sold and occupancy costs	2,754	2,131	2,163	2,102
Gross profit	1,485	1,191	1,214	1,154
Selling, general and administrative expenses	1,209	947	951	925
Pre-opening expenses	16	11	18	22
Relocation, store closure and lease termination costs	5	2	2	2
Operating income	255	231	243	205
Investment and other income, net of interest expense	4	2	4	2
Income before income taxes	259	233	247	207
Provision for income taxes	101	91	96	79
Net income	$158	$142	$151	$128

Basic earnings per share	$0.42	$0.38	$0.41	$0.35
Diluted earnings per share	$0.42	$0.38	$0.41	$0.35

Dividends declared per common share	$0.12	$0.12	$0.12	$0.12
(1) Sum of quarterly amounts, including per share amounts, may not equal fiscal year totals due to the effect of rounding and the independent quarterly computation of per share amounts.

(15) Commitments and Contingencies
The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters in a manner that we believe best serves the interests of our stakeholders. From time to time we are a party to legal proceedings including matters involving shareholder claims, personnel and employment issues, personal injury, product liability, protecting our intellectual property, acquisitions and other proceedings arising in the ordinary course of business. These matters have not resulted in any material losses to date. Certain litigation cases have been certified as class or collective actions and may seek substantial damages.

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

The Company evaluates contingencies on an ongoing basis and has established loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated, and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations. Insurance and legal settlement liabilities are included in the “Other current liabilities” line item on the Consolidated Balance Sheets. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities.

(16) Subsequent Events
Revolving Credit Facility
On November 2, 2015, the Company, as borrower, entered into a new credit facility (the “Credit Agreement”) that provides for an unsecured revolving credit facility in the aggregate principal amount of $500 million, which may be increased from time to time by up to $250 million in the aggregate pursuant to an expansion feature set forth in the Credit Agreement. The Credit Agreement also provides for a letter of credit subfacility and a swingline subfacility. The Credit Agreement contains certain affirmative covenants including maintenance of certain financial ratios and certain negative covenants including limitations on additional indebtedness and payments.

Share Repurchase Program
On November 4, 2015, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors whereby the Company may make up to $1.0 billion in stock repurchases of outstanding shares of the common stock of the Company. Under the new share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The new repurchase program does not have an expiration date and the specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

Subsequent to fiscal year end, the Company repurchased approximately 7.8 million shares of the Company’s common stock at an average price per share of $30.15 for a total of approximately $234 million. The Company’s total authority under existing repurchase programs was approximately $1.2 billion at November 11, 2015.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 27, 2015.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business,” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 2016 to be filed with the Commission pursuant to Regulation 14A (“Proxy Statement”).

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of September 27, 2015 (in millions, except per share amounts):

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Approved by security holders	24.3	$40.45	32.9
Not approved by security holders	—	—	—
Total	24.3	$40.45	32.9

All other information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedules: No schedules are required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 15, 2015 (12)
3.2	Amended and Restated By-laws of the Registrant adopted June 26, 2015 (3)
10.1	2009 Stock Incentive Plan (1)
10.2	2007 Team Member Stock Purchase Plan (11)
10.3	Form of Executive Retention Plan and Non-Compete Arrangement by and between the executive leadership team of the Registrant and the Registrant (10)
10.4	Form of Director & Officer Indemnification Agreement (2)
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

10.8	Third Amendment, effective February 20, 2014, to the Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (7)
10.9	Form of Non-Qualified Stock Option Agreement for WFLN and Directors under the 2009 Stock Incentive Plan (6)
10.10	Form of Non-Qualified Stock Option Agreement for U.S. WFLN and Directors under the 2009 Stock Incentive Plan (8)
10.11	Form of Restricted Share Award Agreement under the 2009 Stock Incentive Plan (11)
12.1	Computation of Ratio of Earnings to Fixed Charges (12)
21.1	Subsidiaries of the Registrant (12)
23.1	Consent of Ernst & Young LLP (12)
31.1	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (12)
31.2	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (12)
31.3	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (12)
32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (13)
32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (13)
32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (13)
101
The following financial information from the Company’s Annual Report on Form 10-K, for the period ended September 27, 2015, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (12)

(1)	Filed as an exhibit to Registrant’s Form S-8 filed May 31, 2013 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed June 29, 2015 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 4, 2010 filed August 13, 2010 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 16, 2011 filed February 25, 2011 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 7, 2013 filed August 9, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 13, 2014 filed May 16, 2014 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2014 filed August 8, 2014 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 30, 2012 filed November 21, 2012 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 29, 2013 filed November 22, 2013 and incorporated herein by reference.
(12)	Filed herewith.
(13)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	November 13, 2015	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 13, 2015.

Name	Title

/s/ John Mackey	Co-Chief Executive Officer and Director
John Mackey	(Principal Executive Officer)

/s/ Walter Robb	Co-Chief Executive Officer and Director
Walter Robb	(Principal Executive Officer)

/s/ Glenda Flanagan	Executive Vice President and Chief Financial Officer
Glenda Flanagan	(Principal Financial and Accounting Officer)

/s/ Dr. John B. Elstrott	Chairman of the Board
Dr. John B. Elstrott

/s/ Shahid M. Hassan	Director
Shahid M. Hassan

/s/ Stephanie Kugelman	Director
Stephanie Kugelman

/s/ Jonathan A. Seiffer	Director
Jonathan A. Seiffer

/s/ Morris J. Siegel	Director
Morris J. Siegel

/s/ Jonathan D. Sokoloff	Director
Jonathan D. Sokoloff

/s/ Dr. Ralph Z. Sorenson	Director
Dr. Ralph Z. Sorenson

/s/ Gabrielle Sulzberger	Director
Gabrielle Sulzberger

/s/ William A. Tindell	Director
William A. Tindell