Form 10-Q
period 2016-01-17
WHOLE FOODS MARKET INC
filed 2016-02-26
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 17, 2016; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of February 19, 2016 was 324,615,927 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	January 17, 2016	September 27, 2015
Current assets:
Cash and cash equivalents	$679	$237
Short-term investments - available-for-sale securities	130	155
Restricted cash	126	127
Accounts receivable	212	218
Merchandise inventories	564	500
Prepaid expenses and other current assets	115	108
Deferred income taxes	192	199
Total current assets	2,018	1,544
Property and equipment, net of accumulated depreciation and amortization	3,201	3,163
Long-term investments - available-for-sale securities	—	63
Goodwill	710	710
Intangible assets, net of accumulated amortization	79	79
Deferred income taxes	185	144
Other assets	43	38
Total assets	$6,236	$5,741

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$3	$3
Accounts payable	278	295
Accrued payroll, bonus and other benefits due team members	411	436
Dividends payable	44	45
Other current liabilities	502	473
Total current liabilities	1,238	1,252
Long-term debt and capital lease obligations, less current installments	1,052	62
Deferred lease liabilities	597	587
Other long-term liabilities	87	71
Total liabilities	2,974	1,972

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 1,200 shares authorized; 377.1 shares issued; 328.0 and 348.9 shares outstanding at 2016 and 2015, respectively	2,917	2,904
Common stock in treasury, at cost, 49.1 and 28.2 shares at 2016 and 2015, respectively	(1,747)	(1,124)
Accumulated other comprehensive loss	(38)	(28)
Retained earnings	2,130	2,017
Total shareholders’ equity	3,262	3,769
Total liabilities and shareholders’ equity	$6,236	$5,741

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
Sales	$4,829	$4,671
Cost of goods sold and occupancy costs	3,188	3,045
Gross profit	1,641	1,626
Selling, general and administrative expenses	1,373	1,330
Pre-opening expenses	13	21
Relocation, store closure and lease termination costs	3	4
Operating income	252	271
Interest expense	(7)	—
Investment and other income	4	3
Income before income taxes	249	274
Provision for income taxes	92	107
Net income	$157	$167

Basic earnings per share	$0.47	$0.46
Weighted average shares outstanding	337.0	359.9

Diluted earnings per share	$0.46	$0.46
Weighted average shares outstanding, diluted basis	338.2	362.2

Dividends declared per common share	$0.135	$0.130

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
Net income	$157	$167
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(10)	(11)
Other comprehensive loss, net of tax	(10)	(11)
Comprehensive income	$147	$156

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Sixteen weeks ended January 17, 2016 and fiscal year ended September 27, 2015
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balances at September 28, 2014	360.4	$2,863	$(711)	$(7)	$1,668	$3,813
Net income	—	—	—	—	536	536
Other comprehensive loss, net of tax	—	—	—	(21)	—	(21)
Dividends ($0.52 per common share)	—	—	—	—	(186)	(186)
Issuance of common stock pursuant to team member stock plans	2.3	(34)	100	—	—	66
Purchase of treasury stock	(13.8)	—	(513)	—	—	(513)
Tax benefit related to exercise of team member stock options	—	11	—	—	—	11
Share-based payment expense	—	64	—	—	—	64
Other	—	—	—	—	(1)	(1)
Balances at September 27, 2015	348.9	2,904	(1,124)	(28)	2,017	3,769
Net income	—	—	—	—	157	157
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Dividends ($0.135 per common share)	—	—	—	—	(44)	(44)
Issuance of common stock pursuant to team member stock plans	0.3	(4)	11	—	—	7
Purchase of treasury stock	(21.2)	—	(634)	—	—	(634)
Tax benefit related to exercise of team member stock options	—	1	—	—	—	1
Share-based payment expense	—	16	—	—	—	16
Balances at January 17, 2016	328.0	$2,917	$(1,747)	$(38)	$2,130	$3,262

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
Cash flows from operating activities
Net income	$157	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147	125
Share-based payment expense	16	19
LIFO expense	2	3
Deferred income tax benefit	(30)	(2)
Excess tax benefit related to exercise of team member stock options	(1)	(4)
Accretion of premium/discount on marketable securities	1	6
Deferred lease liabilities	8	11
Other	2	3
Net change in current assets and liabilities:
Accounts receivable	6	(6)
Merchandise inventories	(67)	(53)
Prepaid expenses and other current assets	(7)	9
Accounts payable	(16)	5
Accrued payroll, bonus and other benefits due team members	(25)	17
Other current liabilities	28	87
Net change in other long-term liabilities	11	—
Net cash provided by operating activities	232	387
Cash flows from investing activities
Development costs of new locations	(91)	(152)
Other property and equipment expenditures	(88)	(100)
Purchases of available-for-sale securities	(133)	(171)
Sales and maturities of available-for-sale securities	220	199
Decrease (increase) in restricted cash	1	(21)
Payment for purchase of acquired entities, net of cash acquired	(11)	(4)
Other investing activities	(6)	(2)
Net cash used in investing activities	(108)	(251)
Cash flows from financing activities
Purchases of treasury stock	(634)	(43)
Common stock dividends paid	(45)	(43)
Issuance of common stock	7	23
Excess tax benefit related to exercise of team member stock options	1	4
Proceeds from long-term borrowings	999	—
Proceeds from revolving line of credit	300	—
Payments on long-term debt and capital lease obligations	(302)	—
Other financing activities	(7)	—
Net cash provided by (used in) financing activities	319	(59)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net change in cash and cash equivalents	442	76
Cash and cash equivalents at beginning of period	237	190
Cash and cash equivalents at end of period	$679	$266

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$137	$77

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
January 17, 2016

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. The first fiscal quarter is 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal years 2016 and 2015 are 52-week years. The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets.

The following is a summary of percentage sales by geographic area for the periods indicated:

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
Sales:
United States	97.1%	96.7%
Canada and United Kingdom	2.9	3.3
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	January 17, 2016	September 27, 2015
Long-lived assets, net:
United States	97.6%	97.4%
Canada and United Kingdom	2.4	2.6
Total long-lived assets, net	100.0%	100.0%

(2) Summary of Significant Accounting Policies
Recent Accounting Pronouncements
Effective September 28, 2015, the Company early adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which amends the Accounting Standards Codification Subtopic 835-30. The amendments, which require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, were adopted on a retrospective basis. The adoption of these amendments did not have a significant effect on the Company’s financial statements.

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted:

Standard	Description	Effective Date	Effect on financial statements and other significant matters
ASU No. 2016-02 Leases (Topic 842)
The amendments require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The amendments should be applied on a modified retrospective basis.
		First quarter of fiscal year ending September 27, 2020	We are beginning to evaluate the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on financial statements and other significant matters
ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)
The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet in year of adoption.
		First quarter of fiscal year ending September 29, 2019	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740)
The amendments simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. The amendments may be applied on either a prospective or retrospective basis and early adoption is permitted.
		First quarter of fiscal year ending September 30, 2018	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)
The amendments require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and eliminate the requirement to retrospectively revise prior periods. Additionally, an acquirer should record in the same period the effects on earnings of any changes in the provisional accounts, calculated as if the accounting had been completed at the acquisition date. The amendments should be applied on a prospective basis.
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

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

January 17, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$239	$—	$—	$239
Commercial paper	—	170	—	170
Corporate bonds	—	12	—	12
Marketable securities - available-for-sale:
Commercial paper	—	80	—	80
Corporate bonds	—	10	—	10
Government agency notes	—	40	—	40
Other assets:
Equity interests	—	8	—	8
Total	$239	$320	$—	$559

September 27, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$32	$—	$—	$32
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Certificates of deposit	—	2	—	2
Corporate bonds	—	30	—	30
Municipal bonds	—	173	—	173
Total	$32	$218	$—	$250

The estimated fair value of the Company’s long-term debt is included in Note 8 “Long-Term Debt.”

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	January 17, 2016	September 27, 2015
Short-term marketable securities - available-for-sale:
Asset-backed securities	$—	$10
Certificates of deposit	—	2
Commercial paper	80	—
Corporate bonds	10	15
Government agency notes	40	—
Municipal bonds	—	128
Total short-term marketable securities	$130	$155
Long-term marketable securities - available-for-sale:
Asset-backed securities	$—	$3
Corporate bonds	—	15
Municipal bonds	—	45
Total long-term marketable securities	$—	$63

Gross unrealized holding gains and losses were not material at January 17, 2016 or September 27, 2015. Available-for-sale securities totaling approximately $30 million and $58 million were in unrealized loss positions at January 17, 2016 and September 27, 2015, respectively. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months at January 17, 2016. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 27, 2015. The Company did not recognize any other-than-temporary impairments during the sixteen weeks ended January 17, 2016 or fiscal year ended September 27, 2015. The average effective maturity of the Company’s short-term available-for-sale securities was approximately 2 months and 7 months at January 17, 2016 and September 27, 2015, respectively. The average effective maturity of the Company’s long-term available-for-sale securities was approximately 16 months at September 27, 2015.

At January 17, 2016 and September 27, 2015, the Company held approximately $13 million and $14 million, respectively, in equity interests which were accounted for using the cost method of accounting. In addition, the Company held approximately $8 million in equity interests which are measured at fair value at January 17, 2016. Equity interests accounted for using the equity method were not material at January 17, 2016 or September 27, 2015.

(5) Goodwill and Other Intangible Assets
There were no additions or adjustments to goodwill during the sixteen weeks ended January 17, 2016. Additions and adjustments to goodwill were not material during the sixteen weeks ended January 18, 2015. Additions of other intangible assets were not material during the sixteen weeks ended January 17, 2016 or the same period of the prior fiscal year. The components of intangible assets as of the dates indicated were as follows (in millions):

	January 17, 2016		September 27, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$122	$(52)	$122	$(50)
Indefinite-lived contract-based	9		7
Total	$131	$(52)	$129	$(50)

Amortization expense associated with intangible assets was not material during the sixteen weeks ended January 17, 2016 or the same period of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2016	$4
Fiscal year 2017	6
Fiscal year 2018	5
Fiscal year 2019	5
Fiscal year 2020	5
Future fiscal years	45
Total	$70

(6) One-Time Termination Benefits
During fiscal year 2015, the Company communicated to certain team members its plan of termination to reduce a number of positions through the first quarter of fiscal year 2016 as part of its ongoing commitment to lower prices for its customers and invest in technology upgrades while improving its cost structure. The Company recorded one-time termination benefits in the fourth quarter of fiscal year 2015 totaling $34 million, included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations. The plan was substantially completed during the sixteen weeks ended January 17, 2016, and adjustments to the related restructuring charges were not material.

(7) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the sixteen weeks ended January 17, 2016 and fiscal year ended September 27, 2015 (in millions):

	January 17, 2016	September 27, 2015
Beginning balance	$28	$31
Additions	1	9
Usage	(2)	(13)
Adjustments	1	1
Ending balance	$28	$28

(8) Long-Term Debt
Credit Agreement
On November 2, 2015, the Company entered into a credit facility (the “Credit Agreement”) that provides for an unsecured revolving credit facility in the aggregate principal amount of $500 million, which may be increased from time to time by up to $250 million in the aggregate pursuant to an expansion feature set forth in the Credit Agreement. The Credit Agreement also provides for a letter of credit subfacility of up to $250 million and a swingline subfacility of up to $50 million. The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate, on November 2, 2020.

Under the Credit Agreement, Eurodollar borrowings bear interest at a variable rate equal to an adjusted London interbank offered rate (“Adjusted LIBO Rate”) for a one, two, three, or six month interest period, plus a margin between 1.125% to 1.750%. Other borrowings, including swingline loans, bear interest at a variable rate equal to the greatest of the Prime Rate, the Federal Funds Rate plus 0.5%, and the Adjusted LIBO Rate for a one-month interest period plus 1%, in each case plus a margin of 0.125% to 0.750%. For all borrowings, the applicable margin is based on the Company’s leverage ratio. Additionally, the Company will pay a commitment fee ranging from 0.125% to 0.300%, based on the Company’s leverage ratio, on the average daily amount of the undrawn commitments under the Credit Agreement payable quarterly.

The Credit Agreement includes customary representations and warranties, certain affirmative covenants including the maintenance of certain financial ratios, certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement, and events of default. At January 17, 2016, we were in compliance with all applicable debt covenants. Subject to certain exceptions, obligations under the Credit Agreement are guaranteed by certain of the Company’s material domestic subsidiaries.

During the sixteen weeks ended January 17, 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At January 17, 2016, the Company had no amounts outstanding. Commitment fees paid on undrawn amounts were not material during the sixteen weeks ended January 17, 2016.

Senior Notes
On December 3, 2015, the Company completed the offering of $1.0 billion of 5.2% senior notes due 2025 (the “Notes”). The Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

The Notes bear interest at a fixed rate equal to 5.2% per year, payable semiannually, and mature on December 3, 2025. The interest rate payable on the Notes is subject to adjustment upon the occurrence of certain credit rating events described in the indenture. The Notes are guaranteed on an unsecured, unsubordinated basis by certain subsidiaries of the Company.

The Notes are subject to customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur debt secured by liens or to enter into sale and leaseback transactions and restricting the Company’s ability to merge or consolidate with another entity or sell substantially all of its assets to another person. Prior to September 3, 2025, the Company may redeem the Notes at the Company’s option at any time either in whole or in part for a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus the applicable make-whole premium, plus accrued and unpaid interest thereon. On or after September 3, 2025, the Company may redeem the Notes at the Company’s option at any time either in whole or in part for a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon.

The components of long-term debt as of the dates indicated were as follows (in millions):

	January 17, 2016	September 27, 2015
5.2% senior notes due 2025	$1,000	$—
Less: unamortized discount and debt issuance costs related to senior notes	(8)	—
Carrying value of senior notes	992	—
Capital lease obligations	63	65
Total long-term debt and capital lease obligations	1,055	65
Less: current installments	(3)	(3)
Total long-term debt and capital lease obligations, less current installments	$1,052	$62

The Notes are recorded at cost net of discount and issuance costs. The effective interest rate of the Notes, which includes interest on the Notes and amortization of discount and issuance costs, is approximately 5.28%. The estimated fair value of the Notes at January 17, 2016, based on observable market prices (Level 2), exceeded the carrying value by approximately $23 million.

(9) Income Taxes
Income taxes resulted in an effective tax rate of approximately 37.0% for the sixteen weeks ended January 17, 2016 compared to approximately 39.0% for the same period of the prior fiscal year. The lower effective tax rate in the current year is due to the recognition of an environmental tax credit related to the development of a new store.

(10) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2016 to date and fiscal year 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015 (1)	$0.135	January 15, 2016	January 26, 2016	$44
Fiscal year 2015:
November 5, 2014	$0.130	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.130	April 10, 2015	April 21, 2015	47
June 9, 2015	0.130	July 2, 2015	July 14, 2015	47
September 15, 2015	0.130	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at January 17, 2016

Treasury Stock
On November 4, 2015, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors (the “Board”) whereby the Company may make up to $1.0 billion in stock repurchases of outstanding shares of the common stock of the Company. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity as of January 17, 2016 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$1,000	$—
November 4, 2015	Not applicable	1,000	247	753

As of January 17, 2016, one share repurchase program remains in effect, with the prior program having been fully utilized. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The current repurchase program does not have an expiration date and the specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time at the Company’s discretion.

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
Number of common shares acquired	21.2	0.9
Average price per common share acquired	$29.96	$47.39
Total cost of common shares acquired	$634	$43

The Company reissued approximately 0.3 million treasury shares at cost of approximately $11 million and approximately 0.8 million treasury shares at cost of approximately $34 million to satisfy the issuance of common stock pursuant to team member stock plans during the sixteen weeks ended January 17, 2016 and January 18, 2015, respectively. At January 17, 2016 and September 27, 2015, the Company held in treasury approximately 49.1 million shares and 28.2 million shares, respectively, totaling approximately $1.7 billion and $1.1 billion, respectively.

Subsequent to the end of the first quarter of fiscal year 2016, the Company repurchased approximately 3.5 million shares of the Company’s common stock at an average price per share of $28.88 for a total of approximately $100 million bringing the total available authorization to approximately $653 million.

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

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
Net income (numerator for basic and diluted earnings per share)	$157	$167

Weighted average common shares outstanding (denominator for basic earnings per share)	337.0	359.9
Incremental common shares attributable to dilutive effect of share-based awards	1.2	2.3
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	338.2	362.2

Basic earnings per share	$0.47	$0.46

Diluted earnings per share	$0.46	$0.46

The computation of diluted earnings per share for the sixteen weeks ended January 17, 2016 and January 18, 2015 does not include share-based awards to purchase approximately 18.7 million shares and 10.5 million shares of common stock, respectively, due to their antidilutive effect.

(12) Share-Based Payments
Share-based payment expense, primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations, totaled approximately $16 million and $19 million during the sixteen weeks ended January 17, 2016 and January 18, 2015, respectively.

At January 17, 2016 and September 27, 2015, approximately 33.8 million shares and 32.9 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. At January 17, 2016 and September 27, 2015, there was approximately $77 million and $95 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 11.1 million shares and 11.5 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 2.8 years.

(13) Commitments and Contingencies
The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters in a manner that we believe best serves the interests of our stakeholders. From time to time we are a party to legal proceedings including matters involving shareholder claims, personnel and employment issues, personal injury, product liability, protecting our intellectual property, regulatory practices, acquisitions and other proceedings arising in the ordinary course of business. These matters have not resulted in any material losses to date. Certain litigation cases have been certified as class or collective actions and may seek substantial damages.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclaimer on Forward-looking Statements
Certain statements in this report and from time to time in other filings with the Securities and Exchange Commission, news releases, reports, and other written and oral communications made by us and our representatives, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “see,” “continue,” “could,” “can,” “may,” “will,” “likely,” “depend,” “should,” “would,” “plan,” “predict,” “target,” and similar expressions, and include references to assumptions and relate to our future prospects, developments and business strategies. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties that may cause our actual results to be materially different from such forward-looking statements and could materially adversely affect our business, financial condition, operating results and cash flows. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, the impact of competition and other factors which are often beyond the control of the Company, as well other risks listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015 and risks and uncertainties not presently known to us or that we currently deem immaterial. We wish to caution you that you should not place undue reliance on such forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update forward-looking statements.

This information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

Overview
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. We are a mission-driven company that aims to set the standards of excellence in food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of January 17, 2016, operated 434 stores: 415 stores in 42 U.S. states and the District of Columbia; 10 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

Our continued growth depends on our ability to increase sales in our comparable stores and open new stores. Our growth strategy includes opening new stores in existing and new areas and operating those stores successfully. The Company’s average weekly sales and gross profit as a percentage of sales are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter due to seasonally slower sales during the summer months. Gross profit as a percentage of sales is typically lower in the first fiscal quarter due to the product mix of holiday sales.

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

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2016 and 2015 are 52-week years.

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

First Quarter of Fiscal Year 2016 Summary

•	Record total sales of $4.8 billion, a 3.4% increase over the prior year

•	Comparable store sales decrease of 1.8%

•	Diluted earnings per share of $0.46

•	EBITDA of $399 million, or 8.3% of sales

•	Adjusted Return on Invested Capital (“ROIC”) of 14.2%

During the sixteen weeks ended January 17, 2016, we produced approximately $232 million in cash flows from operations and invested approximately $179 million in capital expenditures. In addition, we returned approximately $45 million in quarterly dividends to common shareholders and repurchased approximately $634 million of our common stock, or approximately 21.2 million shares. On December 3, 2015, the Company completed its previously announced offering of $1.0 billion of 5.2% senior notes due 2025. At January 17, 2016, we had approximately $1.1 billion in total debt and approximately $1.3 billion in total available capital. Subsequent to the end of the quarter, the Company repurchased approximately $100 million of our common stock, or approximately 3.5 million shares.

Fiscal Year 2016 Outlook
The Company remains focused on the metrics it believes are key to the long-term health of its business and is targeting:

•	Sales growth of 3% to 5%;

•	Approximately 30 new stores, including three 365 stores and two to three relocations;

•	Square footage growth of 7% or greater;

•	EBITDA margin of approximately 8.5%;

•	Capital expenditures of 5% of sales; and

•	ROIC greater than 13.5%.

The Company’s results are highly dependent on comparable sales, which have been particularly difficult to predict in this competitive landscape. The Company is hopeful that comparable sales will improve over the course of the year as comparisons get easier and sales-building initiatives gain traction; however, there could be some offsetting impact from a ramp up in price investments and promotions throughout the year. The 3% to 5% sales outlook for fiscal year 2016 reflects comparable sales of -2% to 0%.

Based on fiscal year-to-date results, the Company now expects a decline in operating margin for fiscal year 2016 of up to 70 basis points from the 6.1% reported in fiscal year 2015, excluding fourth quarter charges related to asset impairments and restructuring. Reflecting increased value efforts as the year progresses, the year-over-year decline in gross margin, excluding LIFO, in the second quarter through the fourth quarter of fiscal year 2016 is expected to be greater than the 86 basis point decline in the sixteen weeks ended January 17, 2016. The Company expects year-over-year selling, general, and administrative expense leverage to increase sequentially over the next three fiscal quarters reflecting the positive impact of cost-saving initiatives net of higher depreciation and other costs. For the remainder of the year, interest expense is expected to be approximately $38 million, and the effective tax rate is expected to be 39.0%. Excluding $0.02 to $0.05 per diluted share in estimated net accretion related to debt-financed buybacks, the Company expects diluted earnings per share for the fiscal year of $1.53 or greater, implying $1.07 or greater for the remainder of the year.

The Company’s 365 store openings are expected as follows: Silver Lake, CA in late May; Lake Oswego, OR in July; and Bellevue, WA in August.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	66.0	65.2
Gross profit	34.0	34.8
Selling, general and administrative expenses	28.4	28.5
Pre-opening expenses	0.3	0.4
Relocation, store closure and lease termination costs	0.1	0.1
Operating income	5.2	5.8
Interest expense	(0.1)	—
Investment and other income	0.1	0.1
Income before income taxes	5.2	5.9
Provision for income taxes	1.9	2.3
Net income	3.2%	3.6%
Figures may not sum due to rounding

Sales for the sixteen weeks ended January 17, 2016 totaled approximately $4.8 billion, increasing 3.4% over the same period of the prior fiscal year. Comparable store sales decreased 1.8% during the sixteen weeks ended January 17, 2016 compared to an increase of 4.7% for the same period of the prior fiscal year. The rapid expansion of natural and organic product offerings across many new, as well as existing, competitors has had a negative impact on our comparable store sales growth over the last year. The decrease in our comparable stores sales growth has been driven primarily by a moderation in transaction count growth, which decreased 1.6% for the sixteen weeks ended January 17, 2016, compared to a 2.3% increase for same period of the prior fiscal year. Comparable stores contributed approximately 93.7% of total sales for each of the sixteen weeks ended January 17, 2016 and the same period of the prior fiscal year. As of January 17, 2016, there were 404 locations in the comparable store base as compared to 370 locations at January 18, 2015.

The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 17, 2016 was approximately 34.0% compared to approximately 34.8% for the same period of the prior fiscal year. Net LIFO inventory reserves increased approximately $2 million during the sixteen weeks ended January 17, 2016 compared to approximately $3 million for the same period of the prior fiscal year, a positive impact of three basis points year over year. Excluding LIFO, gross profit declined 86 basis points year over year for the sixteen weeks ended January 17, 2016 due primarily to an increase in cost of goods sold and occupancy cost as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were approximately 28.4% for the sixteen weeks ended January 17, 2016, compared to approximately 28.5% for the same period of the prior fiscal year, an improvement of four basis points year over year. Leverage in retail salaries and benefits and marketing costs was partially offset by higher depreciation and technology investments as a percentage of sales.

Pre-opening expenses totaled approximately $13 million for the sixteen weeks ended January 17, 2016 compared to approximately $21 million for the same period of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $3 million for the sixteen weeks ended January 17, 2016 compared to approximately $4 million for the same period of the prior fiscal year.

The numbers of stores opened, acquired and relocated were as follows:

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
New and acquired stores	3	7
Relocated stores	—	2

Interest expense, primarily related to the Company’s $1.0 billion offering of 5.2% senior notes completed on December 3, 2015, totaled approximately $7 million for the sixteen weeks ended January 17, 2016. Interest expense was not material for the sixteen weeks ended January 18, 2015.

Investment and other income, which includes gift card breakage, interest income, investment gains and losses, and other income, totaled approximately $4 million for the sixteen weeks ended January 17, 2016 compared to approximately $3 million for the same period of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 37.0% for the sixteen weeks ended January 17, 2016 compared to approximately 39.0% for the same period of the prior fiscal year. The lower effective tax rate in the current year is due to the recognition of an environmental tax credit related to the development of a new store. The effective tax rate for the 2016 fiscal year is expected to be 38.5%.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margin, Return on Invested Capital (“ROIC”) and adjusted ROIC as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to our results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation.

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Sixteen weeks ended
	January 17, 2016	January 18, 2015
Net income	$157	$167
Provision for income taxes	92	107
Interest expense	7	—
Investment and other income	(4)	(3)
Operating income	252	271
Depreciation and amortization	147	125
EBITDA	$399	$396

Sales	$4,829	$4,671
EBITDA margin	8.3%	8.5%

The Company defines ROIC as ROIC earnings divided by average invested capital. ROIC earnings and adjustments to ROIC earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC and adjusted ROIC were as follows (in millions):

	Fifty-two weeks ended
	January 17, 2016	January 18, 2015
Net income	$525	$588
Interest expense, net of tax	4	—
ROIC earnings	529	588
Total rent expense, net of tax (1)	268	251
Estimated depreciation on capitalized operating leases, net of tax (2)	(178)	(167)
ROIC earnings, including the effect of capitalized operating leases	$619	$672

Average working capital, excluding current portion of long-term debt	$529	$662
Average property and equipment, net	3,121	2,789
Average other assets	1,075	1,105
Average other liabilities	(651)	(590)
Average invested capital	4,074	3,966
Average estimated asset base of capitalized operating leases (3)	3,486	3,278
Average invested capital, including the effect of capitalized operating leases	$7,560	$7,244

ROIC	13.0%	14.8%
ROIC, including the effect of capitalized operating leases	8.2%	9.3%

	Fifty-two weeks ended
	January 17, 2016	January 18, 2015
Net income	$525	$588
Interest expense, net of tax	4	—
Adjustments, net of tax (4)	48	1
Adjusted ROIC earnings	577	589
Total rent expense, net of tax (1)	268	251
Estimated depreciation on capitalized operating leases, net of tax (2)	(178)	(167)
Adjusted ROIC earnings, including the effect of capitalized operating leases	$667	$673

Average working capital, excluding current portion of long-term debt	$529	$662
Average property and equipment, net	3,121	2,789
Average other assets	1,075	1,105
Average other liabilities	(651)	(590)
Average invested capital	4,074	3,966
Average estimated asset base of capitalized operating leases (3)	3,486	3,278
Average invested capital, including the effect of capitalized operating leases	$7,560	$7,244

Adjusted ROIC	14.2%	14.9%
Adjusted ROIC, including the effect of capitalized operating leases	8.2%	9.3%

(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense
(4) Adjustments include non-cash asset impairment charges and Q4 2015 restructuring charge

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	January 17, 2016	September 27, 2015
Cash and cash equivalents	$679	$237
Short-term investments - available-for-sale securities	130	155
Total	$809	$392

Additionally, the Company had $500 million available under its revolving credit facility at January 17, 2016 and held long-term investments in available-for-sale securities totaling approximately $63 million at September 27, 2015.

We generated cash flows from operating activities totaling approximately $232 million during the sixteen weeks ended January 17, 2016 compared to approximately $387 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. During the first quarter of fiscal year 2016, operating working capital included additional federal and state income taxes of approximately $60 million and payment of restructuring charges totaling approximately $31 million compared to the same period of the prior fiscal year.

Net cash used in investing activities totaled approximately $108 million for the sixteen weeks ended January 17, 2016 compared to approximately $251 million for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $87 million during the sixteen weeks ended January 17, 2016 compared to approximately $28 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores, the acquisition of property and equipment for existing stores, and technology investments. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 17, 2016 totaled approximately $179 million, of which approximately $91 million was for the development of new locations. Capital expenditures for the sixteen weeks ended January 18, 2015 totaled approximately $252 million, of which approximately $152 million was for the development of new locations.

The Company sees the potential for 1,200 Whole Foods Market stores in the United States, with the new 365 format expanding the growth opportunity beyond 1,200 stores. The following table provides additional information about the Company’s new and acquired stores and development pipeline for Whole Foods Market and 365 stores scheduled to open through fiscal year 2021:

	New and acquired stores during fiscal year 2015	New stores during fiscal year 2016 as of February 10, 2016	Leases signed as of February 10, 2016
			365	WFM	Total
Number of stores (including relocations)	38	5	13	101	114
Number of relocations	6	—	—	16	16
Percentage in new markets	11%	20%	15%	22%	21%
Total square footage	1,653,000	219,000	380,000	4,479,000	4,859,000

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

Net cash provided by financing activities totaled approximately $319 million for the sixteen weeks ended January 17, 2016 compared to net cash used in financing totaling approximately $59 million for the same period of the prior fiscal year.

During the first quarter of fiscal year 2016, the Company completed a $1.0 billion bond offering of 5.2% senior notes. Additionally, the Company entered into a new $500 million five-year revolving credit facility (the “Credit Agreement”). During the sixteen weeks ended January 17, 2016, the Company borrowed and repaid $300 million under the Credit Agreement. Proceeds from debt incurred will be used for general corporate purposes, including the repurchase of stock.

Share repurchase activity for fiscal year 2016 through January 17, 2016 and fiscal year 2015 was as follows (in millions, except per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2016:
First Quarter	21.2	$29.96	$634
Total fiscal year 2016	21.2	$29.96	$634
Fiscal year 2015:
First Quarter	0.9	$47.39	$43
Second Quarter	0.9	55.02	47
Third Quarter	2.1	45.98	98
Fourth Quarter	9.9	32.66	325
Total fiscal year 2015	13.8	$37.06	$513
(1) Number of shares may not sum due to rounding

During the first quarter of fiscal year 2016, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors (the “Board”) whereby the Company may make up to $1.0 billion in stock repurchases of outstanding shares of the common stock of the Company. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity as of January 17, 2016 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$1,000	$—
November 4, 2015	Not applicable	1,000	247	753

As of January 17, 2016, one share repurchase program remains in effect, with the prior program having been fully utilized. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The current repurchase program does not have an expiration date and the specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time at the Company’s discretion.

Subsequent to the end of the first quarter of fiscal year 2016, the Company repurchased approximately 3.5 million shares of the Company’s common stock at an average price per share of $28.88 for a total of approximately $100 million, bringing the total available authorization to approximately $653 million.

During the first quarter of fiscal year 2016, the Board increased the Company’s quarterly dividend to $0.135 per common share from $0.130 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2016 to date and fiscal year 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015 (1)	$0.135	January 15, 2016	January 26, 2016	$44
Fiscal year 2015:
November 5, 2014	$0.130	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.130	April 10, 2015	April 21, 2015	47
June 9, 2015	0.130	July 2, 2015	July 14, 2015	47
September 15, 2015	0.130	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at January 17, 2016

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

Net proceeds to the Company from the exercise of stock options by team members for the sixteen weeks ended January 17, 2016 totaled approximately $7 million compared to approximately $23 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At January 17, 2016 and September 27, 2015, approximately 33.8 million shares and 32.9 million shares of our common stock, respectively, were available for future stock incentive grants.

On November 2, 2015, the Company entered into the Credit Agreement that provides for an unsecured revolving credit facility in the aggregate principal amount of $500 million. The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate, on November 2, 2020.

On December 3, 2015, the Company completed its offering of $1.0 billion aggregate principal amount of its 5.2% senior notes due 2025 (the “Notes”). The Notes will mature on December 3, 2025. The Company intends to use net proceeds from the offering for general corporate purposes, including stock repurchases and the repayment of indebtedness from time to time.

The Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of January 17, 2016 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,000	$—	$—	$—	$1,000
Estimated interest on senior notes	520	52	104	104	260
Capital lease obligations (including interest)	99	6	10	10	73
Operating lease obligations (1)	8,878	441	1,035	1,078	6,324
Total	$10,497	$499	$1,149	$1,192	$7,657
(1) Amounts exclude taxes, insurance and other related expense

Additional information regarding the Credit Agreement and the Notes are included in Note 8 of the Notes to the Consolidated Financial Statements.

Gross unrecognized tax benefits and related interest and penalties at January 17, 2016 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of January 17, 2016, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

The Company intends to maintain an investment-grade profile and a balance sheet that provides the financial flexibility to pursue its strategic growth initiatives. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that other sources of capital will be available to us in the future.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at January 17, 2016 consist of operating leases disclosed in the above contractual obligations table, as well as the Credit Agreement discussed above. Additionally, we enter into forward purchase agreements for certain products in the ordinary course of business. Purchase commitments do not exceed anticipated use within an operating cycle. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements
Recent accounting pronouncements are included in Note 2 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes and changes in market values on our investments and long-term debt. We do not use financial instruments for trading or other speculative purposes. We are also exposed to foreign exchange fluctuations on our foreign subsidiaries.

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

The Company holds short-term investments that are classified as cash equivalents. We had cash equivalent investments totaling approximately $421 million and $32 million at January 17, 2016 and September 27, 2015, respectively. The Company also holds available-for-sale securities generally consisting of state and local municipal obligations and corporate bonds and commercial paper which hold high credit ratings. We had short-term investments totaling approximately $130 million at January 17, 2016 compared to short-term and long-term investments of approximately $155 million and $63 million, respectively, at September 27, 2015.

These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During the sixteen weeks ended January 17, 2016 and January 18, 2015, a hypothetical 10% increase or decrease in interest rates would not have materially affected interest income earned on these investments.

We have outstanding $1.0 billion aggregate principal amount of senior notes due 2025 (the “Notes”). The Notes bear interest at a fixed rate equal to 5.2% per year, payable semiannually. The interest rate payable on the Notes is subject to adjustment upon the occurrence of certain credit rating events described in the agreement. A downgrade in credit rating from either Moody’s or S&P would not materially affect annual interest payments.

We also have outstanding a $500 million revolving line of credit (the “Credit Agreement”) that extends to 2020, which may be increased from time to time by up to $250 million in the aggregate pursuant to an expansion feature set forth in the Credit Agreement. The Credit Agreement also provides for a letter of credit subfacility of up to $250 million and a swingline subfacility of up to $50 million. Under the Credit Agreement, Eurodollar borrowings bear interest at a variable rate equal to an adjusted London interbank offered rate (“Adjusted LIBO Rate”) for a one, two, three, or six month interest period, plus a margin between 1.125% to 1.750%. Other borrowings, including swingline loans, bear interest at a variable rate equal to the greatest of the Prime Rate, the Federal Funds Rate plus 0.5%, and the Adjusted LIBO Rate for a one-month interest period plus 1%, in each case plus a margin of 0.125% to 0.750%. For all borrowings, the applicable margin is based on the Company’s leverage ratio.

Additional information on the Notes and Credit Agreement as of January 17, 2016 are as follows (in millions):

January 17, 2016
Senior notes:
Outstanding balance	$1,000
Fixed interest rate	5.200%

Line of credit:
Outstanding balance	$—
Variable interest rate	n/a
Applicable margin	0.125%

The Notes and Credit Agreement were entered into during the first quarter of fiscal year 2016. No debt was outstanding as of September 27, 2015. The nature and amount of our long-term debt may vary as a result of future business requirements, market conditions, and other factors. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our long-term debt.

Foreign Currency Risk
The Company is exposed to foreign currency exchange risk. We own and operate ten stores in Canada and nine stores in the U.K. Sales made from stores in Canada and the U.K. are made in exchange for Canadian dollars and Great Britain pounds sterling, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At January 17, 2016, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound sterling would not have materially affected our consolidated financial statements.

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

Part II. Other Information

Item 1. Legal Proceedings.

Information related to the Company’s legal proceedings is discussed in Note 13 of the Notes to Consolidated Financial Statements in Part I of this report.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the sixteen weeks ended January 17, 2016.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
September 28, 2015 - October 25, 2015	—	$—	—	$387,314,669
October 26, 2015 - November 22, 2015	16,111,096	30.01	16,111,096	903,758,577
November 23, 2015 - December 20, 2015	5,052,150	29.80	5,052,150	753,199,333
December 21, 2015 - January 17, 2016	—	—	—	753,199,333
Total	21,163,246	$29.96	21,163,246

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2016.

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

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 15, 2015 (1)
3.2	Amended and Restated Bylaws of the Registrant adopted June 26, 2015 (2)
4.1	Indenture, dated December 3, 2015, between Registrant and U.S. Bank National Association (3)
4.2	First Supplemental Indenture, dated December 3, 2015, among Registrant, the Guarantors, and U.S. Bank National Association (3)
4.3	Form of 5.200% Senior Notes due 2025 (included in Exhibit 4.2) (3)
10.1
Agreement for the Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (A request for confidential treatment has been made with respect to portions of the agreement. The redacted portions have been filed separately with the Securities and Exchange Commission) (4)

10.2	Credit Agreement, dated as of November 2, 2015, among Registrant, JPMorgan Chase Bank, N.A, and J.P. Morgan Securities LLC (4)
10.3	Amendment No. 1 to Credit Agreement, dated as of December 22, 2015 (4)
10.4
Registration Rights Agreement, dated December 3, 2015, among Registrant, the Guarantors, and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several Initial Purchasers (3)

31.1	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a) (4)
31.2	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a) (4)
31.3	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a) (4)
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (5)
32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (5)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (5)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 17, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (4)

(1)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 27, 2015 filed November 13, 2015 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed June 29, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed December 4, 2015 and incorporated herein by reference.
(4)	Filed herewith.
(5)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	February 26, 2016	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)