Form 10-Q
period 2016-04-10
WHOLE FOODS MARKET INC
filed 2016-05-13
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 10, 2016; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 12, 2016 was 321,027,212 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	April 10, 2016	September 27, 2015
Current assets:
Cash and cash equivalents	$805	$237
Short-term investments - available-for-sale securities	43	155
Restricted cash	125	127
Accounts receivable	230	218
Merchandise inventories	521	500
Prepaid expenses and other current assets	162	108
Deferred income taxes	198	199
Total current assets	2,084	1,544
Property and equipment, net of accumulated depreciation and amortization	3,297	3,163
Long-term investments - available-for-sale securities	—	63
Goodwill	710	710
Intangible assets, net of accumulated amortization	77	79
Deferred income taxes	145	144
Other assets	49	38
Total assets	$6,362	$5,741

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$3	$3
Accounts payable	299	295
Accrued payroll, bonus and other benefits due team members	397	436
Dividends payable	44	45
Other current liabilities	586	473
Total current liabilities	1,329	1,252
Long-term debt and capital lease obligations, less current installments	1,049	62
Deferred lease liabilities	611	587
Other long-term liabilities	88	71
Total liabilities	3,077	1,972

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 1,200 shares authorized; 377.0 and 377.1 shares issued; 324.8 and 348.9 shares outstanding at 2016 and 2015, respectively	2,922	2,904
Common stock in treasury, at cost, 52.2 and 28.2 shares at 2016 and 2015, respectively	(1,836)	(1,124)
Accumulated other comprehensive loss	(28)	(28)
Retained earnings	2,227	2,017
Total shareholders’ equity	3,285	3,769
Total liabilities and shareholders’ equity	$6,362	$5,741

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Sales	$3,696	$3,647	$8,524	$8,319
Cost of goods sold and occupancy costs	2,406	2,337	5,593	5,382
Gross profit	1,290	1,310	2,931	2,937
Selling, general and administrative expenses	1,028	1,029	2,402	2,360
Pre-opening expenses	18	20	31	41
Relocation, store closure and lease termination costs	3	6	5	10
Operating income	241	255	493	526
Interest expense	(11)	—	(18)	—
Investment and other income	5	4	9	8
Income before income taxes	235	259	484	534
Provision for income taxes	93	101	185	208
Net income	$142	$158	$299	$326

Basic earnings per share	$0.44	$0.44	$0.90	$0.90
Weighted average shares outstanding	324.7	360.2	331.7	360.0

Diluted earnings per share	$0.44	$0.44	$0.90	$0.90
Weighted average shares outstanding, diluted basis	325.4	363.7	332.7	362.9

Dividends declared per common share	$0.135	$0.130	$0.270	$0.260

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Net income	$142	$158	$299	$326
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10	(7)	—	(18)
Other comprehensive income (loss), net of tax	10	(7)	—	(18)
Comprehensive income	$152	$151	$299	$308

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Twenty-eight weeks ended April 10, 2016 and fiscal year ended September 27, 2015
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balances at September 28, 2014	360.4	$2,863	$(711)	$(7)	$1,668	$3,813
Net income	—	—	—	—	536	536
Other comprehensive loss, net of tax	—	—	—	(21)	—	(21)
Dividends ($0.52 per common share)	—	—	—	—	(186)	(186)
Issuance of common stock pursuant to team member stock plans	2.3	(34)	100	—	—	66
Purchase of treasury stock	(13.8)	—	(513)	—	—	(513)
Tax benefit related to exercise of team member stock options	—	11	—	—	—	11
Share-based payment expense	—	64	—	—	—	64
Other	—	—	—	—	(1)	(1)
Balances at September 27, 2015	348.9	2,904	(1,124)	(28)	2,017	3,769
Net income	—	—	—	—	299	299
Dividends ($0.27 per common share)	—	—	—	—	(88)	(88)
Issuance of common stock pursuant to team member stock plans	0.5	(11)	22	—	—	11
Purchase of treasury stock	(24.6)	—	(734)	—	—	(734)
Tax benefit related to exercise of team member stock options	—	1	—	—	—	1
Share-based payment expense	—	28	—	—	—	28
Other	—	—	—	—	(1)	(1)
Balances at April 10, 2016	324.8	$2,922	$(1,836)	$(28)	$2,227	$3,285

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Twenty-eight weeks ended
	April 10, 2016	April 12, 2015
Cash flows from operating activities
Net income	$299	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	225
Share-based payment expense	28	37
LIFO expense	4	3
Deferred income tax expense (benefit)	5	(17)
Excess tax benefit related to exercise of team member stock options	(1)	(9)
Accretion of premium/discount on marketable securities	1	10
Deferred lease liabilities	18	18
Other	1	3
Net change in current assets and liabilities:
Accounts receivable	(12)	(16)
Merchandise inventories	(25)	(39)
Prepaid expenses and other current assets	(54)	9
Accounts payable	4	21
Accrued payroll, bonus and other benefits due team members	(39)	8
Other current liabilities	76	127
Net change in other long-term liabilities	11	3
Net cash provided by operating activities	575	709
Cash flows from investing activities
Development costs of new locations	(197)	(295)
Other property and equipment expenditures	(141)	(163)
Purchases of available-for-sale securities	(176)	(273)
Sales and maturities of available-for-sale securities	350	306
Decrease (increase) in restricted cash	1	(19)
Payment for purchase of acquired entities, net of cash acquired	(11)	(4)
Other investing activities	(10)	(4)
Net cash used in investing activities	(184)	(452)
Cash flows from financing activities
Purchases of treasury stock	(734)	(90)
Common stock dividends paid	(90)	(90)
Issuance of common stock	11	49
Excess tax benefit related to exercise of team member stock options	1	9
Proceeds from long-term borrowings	999	—
Proceeds from revolving line of credit	300	—
Payments on long-term debt and capital lease obligations	(305)	—
Other financing activities	(8)	(1)
Net cash provided by (used in) financing activities	174	(123)
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Net change in cash and cash equivalents	568	133
Cash and cash equivalents at beginning of period	237	190
Cash and cash equivalents at end of period	$805	$323

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$229	$176

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
April 10, 2016

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

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Sales:
United States	97.1%	97.0%	97.1%	96.9%
Canada and United Kingdom	2.9	3.0	2.9	3.1
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	April 10, 2016	September 27, 2015
Long-lived assets, net:
United States	97.4%	97.4%
Canada and United Kingdom	2.6	2.6
Total long-lived assets, net	100.0%	100.0%

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

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted. Early adoption is permitted for all updates unless stated.

Standard	Description	Effective Date	Effect on financial statements and other significant matters
ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (Topic 718)
The amendments aim to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, and certain classifications on the statement of cash flows. The amendments should be applied on either a prospective, retrospective, or modified retrospective basis depending on the subtopic.
		First quarter of fiscal year ending September 30, 2018	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on financial statements and other significant matters
ASU No. 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (Topic 606)
The amendments, which do not change the core principle of the guidance in Topic 606, clarify the implementation guidance on principal versus agent considerations, including how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments may be applied on either a full or modified retrospective basis.
		First quarter of fiscal year ending September 29, 2019	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2016-07 Simplifying the Transition to the Equity Method of Accounting (Topic 323)
The amendments eliminate the requirement to retroactively apply the equity method of accounting when an investment qualifies for the use of the equity method due to an increase in the level of ownership interest or degree of influence. The amendments should be applied on a prospective basis.
		First quarter of fiscal year ending September 30, 2018	We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.
ASU No. 2016-04 Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force) (Subtopic 405-20)
The amendments require entities to recognize liabilities related to the sale of prepaid stored-value products redeemable for goods, services or cash as financial liabilities in the scope of ASC 405. Additionally, the new guidance amends ASC 405-20 to include a narrow scope exception requiring entities to recognize breakage for these liabilities in a way that is consistent with how gift card breakage will be recognized under the new revenue recognition standard. The amendments may be applied on either a full or modified retrospective basis.
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
		First quarter of fiscal year ending September 27, 2020	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)
The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet in year of adoption. Early adoption is permitted for only certain amendments of the update.
		First quarter of fiscal year ending September 29, 2019	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740)
The amendments simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. The amendments may be applied on either a prospective or retrospective basis.
		First quarter of fiscal year ending September 30, 2018	We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on financial statements and other significant matters
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
		First quarter of fiscal year ending September 30, 2018	We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.
ASU No. 2015-05 Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Topic 350)
The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis.
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
		First quarter of fiscal year ending September 29, 2019	We are currently evaluating the timing, method, and impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

(3) Fair Value Measurements
The Company holds money market fund investments that are classified as cash equivalents that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. The Company also holds available-for-sale securities that are valued using a series of multi-dimensional relational models and series of matrices with standard inputs obtained from readily available pricing sources and other observable market data, such as benchmark yields and base spread. Equity interests measured at fair value are based on quoted prices for similar assets in active markets.

The carrying amounts of accrued payroll, bonuses and other benefits due team members, and other accrued expenses approximate fair value because of their short maturities. Store closure reserves and estimated workers’ compensation claims are recorded at net present value to approximate fair value.

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

April 10, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$310	$—	$—	$310
Commercial paper	—	119	—	119
Municipal bonds	—	30	—	30
Marketable securities - available-for-sale:
Commercial paper	—	20	—	20
Municipal bonds	—	23	—	23
Other assets:
Equity interests	—	11	—	11
Total	$310	$203	$—	$513

September 27, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$32	$—	$—	$32
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Certificates of deposit	—	2	—	2
Corporate bonds	—	30	—	30
Municipal bonds	—	173	—	173
Total	$32	$218	$—	$250

The estimated fair value of the Company’s long-term debt is included in Note 8 “Long-Term Debt.”

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	April 10, 2016	September 27, 2015
Short-term marketable securities - available-for-sale:
Asset-backed securities	$—	$10
Certificates of deposit	—	2
Commercial paper	20	—
Corporate bonds	—	15
Municipal bonds	23	128
Total short-term marketable securities	$43	$155
Long-term marketable securities - available-for-sale:
Asset-backed securities	$—	$3
Corporate bonds	—	15
Municipal bonds	—	45
Total long-term marketable securities	$—	$63

Gross unrealized holding gains and losses were not material at April 10, 2016 or September 27, 2015. Available-for-sale securities totaling approximately $5 million and $58 million were in unrealized loss positions at April 10, 2016 and September 27, 2015, respectively. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months at April 10, 2016. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 27, 2015. The Company did not recognize any other-than-temporary impairments during the twenty-eight weeks ended April 10, 2016 or fiscal year ended September 27, 2015. The average effective maturity of the Company’s short-term available-for-sale securities was approximately three months and seven months at April 10, 2016 and September 27, 2015, respectively. The average effective maturity of the Company’s long-term available-for-sale securities was approximately 16 months at September 27, 2015.

At April 10, 2016 and September 27, 2015, the Company held approximately $14 million in equity interests which were accounted for using the cost method of accounting. In addition, the Company held approximately $11 million in equity interests which are measured at fair value at April 10, 2016. Equity interests accounted for using the equity method were not material at April 10, 2016 or September 27, 2015.

(5) Goodwill and Other Intangible Assets
There were no additions or adjustments to goodwill during the twenty-eight weeks ended April 10, 2016. Additions and adjustments to goodwill were not material during the twenty-eight weeks ended April 12, 2015. Additions of other intangible assets were not material during the twenty-eight weeks ended April 10, 2016 or the same period of the prior fiscal year. The components of intangible assets as of the dates indicated were as follows (in millions):

	April 10, 2016		September 27, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$122	$(53)	$122	$(50)
Indefinite-lived contract-based	8		7
Total	$130	$(53)	$129	$(50)

Amortization expense associated with intangible assets was not material during the twelve and twenty-eight weeks ended April 10, 2016 or the same periods of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2016	$3
Fiscal year 2017	5
Fiscal year 2018	5
Fiscal year 2019	5
Fiscal year 2020	5
Future fiscal years	46
Total	$69

(6) One-Time Termination Benefits
During fiscal year 2015, the Company communicated to certain team members its plan of termination to reduce a number of positions through the first quarter of fiscal year 2016 as part of its ongoing commitment to lower prices for its customers and invest in technology upgrades while improving its cost structure. The Company recorded one-time termination benefits in the fourth quarter of fiscal year 2015 totaling $34 million, included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations. The plan was substantially completed during the first quarter of fiscal year 2016, and adjustments to the related restructuring charges were not material.

(7) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the twenty-eight weeks ended April 10, 2016 and fiscal year ended September 27, 2015 (in millions):

	April 10, 2016	September 27, 2015
Beginning balance	$28	$31
Additions	3	9
Usage	(4)	(13)
Adjustments	1	1
Ending balance	$28	$28

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

The Credit Agreement includes customary representations and warranties, certain affirmative covenants including the maintenance of certain financial ratios, certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement, and events of default. At April 10, 2016, we were in compliance with all applicable debt covenants. Subject to certain exceptions, obligations under the Credit Agreement are guaranteed by certain of the Company’s material domestic subsidiaries.

During the first quarter of fiscal year 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At April 10, 2016, the Company had no amounts outstanding. Commitment fees paid on undrawn amounts were not material during the twenty-eight weeks ended April 10, 2016.

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

The components of long-term debt as of the dates indicated were as follows (in millions):

	April 10, 2016	September 27, 2015
5.2% senior notes due 2025	$1,000	$—
Less: unamortized discount and debt issuance costs related to senior notes	(7)	—
Carrying value of senior notes	993	—
Capital lease obligations	59	65
Total long-term debt and capital lease obligations	1,052	65
Less: current installments	(3)	(3)
Total long-term debt and capital lease obligations, less current installments	$1,049	$62

The Notes are recorded at cost net of discount and issuance costs. The effective interest rate of the Notes, which includes interest on the Notes and amortization of discount and issuance costs, is approximately 5.28%. The estimated fair value of the Notes at April 10, 2016, based on observable market prices (Level 2), exceeded the carrying value by approximately $82 million.

(9) Income Taxes
Income taxes resulted in an effective tax rate of approximately 39.5% and 38.2% for the twelve and twenty-eight weeks ended April 10, 2016, respectively, compared to approximately 39.0% for each of the same periods of the prior fiscal year. The lower effective tax rate for the twenty-eight weeks ended April 10, 2016 compared to the prior fiscal year is due to the recognition of an environmental tax credit related to the development of a new store.

(10) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2016 to date and fiscal year 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016 (1)	0.135	April 8, 2016	April 19, 2016	44
Fiscal year 2015:
November 5, 2014	$0.130	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.130	April 10, 2015	April 21, 2015	47
June 9, 2015	0.130	July 2, 2015	July 14, 2015	47
September 15, 2015	0.130	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at April 10, 2016

Treasury Stock
On November 4, 2015, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors (the “Board”) whereby the Company may make up to $1.0 billion in stock repurchases of outstanding shares of the common stock of the Company. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of April 10, 2016 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$1,000	$—
November 4, 2015	Not applicable	1,000	347	653

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

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Number of common shares acquired	3.5	0.9	24.6	1.8
Average price per common share acquired	$28.88	$55.02	$29.81	$51.09
Total cost of common shares acquired	$100	$47	$734	$90

The Company reissued approximately 0.5 million treasury shares at cost of approximately $22 million and approximately 1.7 million treasury shares at cost of approximately $73 million to satisfy the issuance of common stock pursuant to team member stock plans during the twenty-eight weeks ended April 10, 2016 and April 12, 2015, respectively. At April 10, 2016 and September 27, 2015, the Company held in treasury approximately 52.2 million shares and 28.2 million shares, respectively, totaling approximately $1.8 billion and $1.1 billion, respectively.

Subsequent to the end of the second quarter of fiscal year 2016, the Company repurchased approximately 3.9 million shares of the Company’s common stock at an average price per share of $29.42 for a total of approximately $115 million bringing the total available authorization to approximately $538 million.

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Net income (numerator for basic and diluted earnings per share)	$142	$158	$299	$326

Weighted average common shares outstanding (denominator for basic earnings per share)	324.7	360.2	331.7	360.0
Incremental common shares attributable to dilutive effect of share-based awards	0.7	3.5	1.0	2.9
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	325.4	363.7	332.7	362.9

Basic earnings per share	$0.44	$0.44	$0.90	$0.90

Diluted earnings per share	$0.44	$0.44	$0.90	$0.90

The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 10, 2016 does not include share-based awards to purchase approximately 20.9 million shares and 19.7 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 12, 2015 does not include share-based awards to purchase approximately 4.9 million shares and 8.1 million shares of common stock, respectively, due to their antidilutive effect.

(12) Share-Based Payments
Share-based payment expense, primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations, totaled approximately $12 million and $28 million, respectively, during the twelve and twenty-eight weeks ended April 10, 2016, and totaled approximately $18 million and $37 million, respectively, for the same periods of the prior fiscal year.

At April 10, 2016 and September 27, 2015, approximately 34.2 million shares and 32.9 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. At April 10, 2016 and September 27, 2015, there was approximately $65 million and $95 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 10.7 million shares and 11.5 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 2.7 years.

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

Overview
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. We are a mission-driven company that aims to set the standards of excellence in food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of April 10, 2016, operated 441 stores: 421 stores in 42 U.S. states and the District of Columbia; 11 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Economic and Industry Factors
Food retailing is a large, intensely competitive industry and is evolving at an incredibly fast pace. Consumers have more options than ever before. Our competition includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets, restaurants and home delivery, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price, convenience or a combination of these factors.

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

Second Quarter of Fiscal Year 2016 Summary

•	Record total sales of $3.7 billion, a 1.3% increase over the prior year

•	Comparable store sales decrease of 3.0%

•	Diluted earnings per share of $0.44

•	EBITDA of $353 million, or 9.5% of sales

•	Adjusted Return on Invested Capital (“ROIC”) of 13.7%

During the twelve weeks ended April 10, 2016, we produced a record of approximately $343 million in cash flows from operations and invested approximately $159 million in capital expenditures. In addition, we returned approximately $44 million in quarterly dividends to common shareholders and repurchased approximately $100 million of our common stock, or approximately 3.5 million shares. At April 10, 2016, we had approximately $1.1 billion in total debt and approximately $1.3 billion in total available capital. Subsequent to the end of the quarter, the Company repurchased approximately $115 million of our common stock, or approximately 3.9 million shares.

Updated Fiscal Year 2016 Outlook

•	Sales growth at or below 3%, reflecting comparable store sales at or below -2%

•	Square footage growth of 7% or greater

•	EBITDA margin of approximately 8.5%

•	Capital expenditures of 5% of sales

•	ROIC greater than 13.5%

The Company now expects to be at or below the low end of its prior sales and earnings per share ranges, reflecting recent sales trends and additional investments in marketing and technology in the second half of the year. While the Company is hopeful that comparable store sales will improve over the course of the year as comparisons get easier and sales-building initiatives gain traction, there will be some ongoing offsetting impact from a ramp up in price investments and promotions throughout the year. Including $0.02 per share in net accretion from year-to-date stock buybacks, the Company expects diluted earnings per share for the fiscal year of up to $1.53, implying up to $0.63 for the remainder of the year. The Company has approximately $538 million in remaining buyback authority and is committed to repurchasing stock on an opportunistic basis.

The Company expects a decline in operating margin for the fiscal year of approximately 70 basis points from the 6.1% reported last year excluding fourth quarter charges related to asset impairments and restructuring. Reflecting increased value efforts as the year progresses, the year-over-year decline in gross margin, excluding LIFO, in the third and fourth quarters is expected to be greater than the 98 basis point decline in the second quarter. Given the lower sales projections, the Company now expects selling, general and administrative expense leverage to be more in line with the 19 basis points produced year to date. This reflects the positive impact of cost savings initiatives, net of higher depreciation and other costs, including the additional marketing and technology investments approved for later in the year. For the remainder of the year, interest expense is expected to be approximately $25 million, and the effective tax rate is expected to be 39.0%.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.1	64.1	65.6	64.7
Gross profit	34.9	35.9	34.4	35.3
Selling, general and administrative expenses	27.8	28.2	28.2	28.4
Pre-opening expenses	0.5	0.6	0.4	0.5
Relocation, store closure and lease termination costs	0.1	0.1	0.1	0.1
Operating income	6.5	7.0	5.8	6.3
Interest expense	(0.3)	—	(0.2)	—
Investment and other income	0.1	0.1	0.1	0.1
Income before income taxes	6.4	7.1	5.7	6.4
Provision for income taxes	2.5	2.8	2.2	2.5
Net income	3.8%	4.3%	3.5%	3.9%
Figures may not sum due to rounding

Sales for the twelve and twenty-eight weeks ended April 10, 2016 totaled approximately $3.7 billion and $8.5 billion, respectively, increasing 1.3% and 2.5%, respectively, over the same periods of the prior fiscal year. Comparable store sales during the twelve and twenty-eight weeks ended April 10, 2016 and the same periods of the prior fiscal year are reflected in the table below.

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Comparable store sales	(3.0)%	3.6%	(2.3)%	4.2%
Change in transactions	(2.1)%	0.8%	(1.8)%	1.7%
Change in basket size	(0.9)%	2.8%	(0.5)%	2.5%

The twelve and twenty-eight weeks ended April 12, 2015 included an estimated positive impact of 50 basis points and 20 basis points, respectively, from Easter shifting from the third quarter of fiscal year 2014 to the second quarter of fiscal year 2015. The rapid expansion of natural and organic product offerings across many new, as well as existing, competitors has had a negative impact on our comparable store sales growth over the last two years. We continue to see a moderation in transaction count growth from the negative impact of competitors and cannibalization on our comparable store sales growth over the last year. In addition, our value efforts increased during the second quarter of fiscal year 2016 with increased promotions, and broader and deeper price investments in select categories. We believe improving our value perception is a key component of regaining our sales momentum and, while we expect some continued sales impact, we plan to continue our value efforts over the remainder of the fiscal year. Comparable stores contributed approximately 94.4% and 94.0% of total sales for the twelve and twenty-eight weeks ended April 10, 2016, respectively, compared to approximately 93.4% and 93.6%, respectively, for the same periods of the prior fiscal year. As of April 10, 2016, there were 411 locations in the comparable store base as compared to 373 locations at April 12, 2015.

The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 10, 2016 was approximately 34.9% and 34.4%, respectively, compared to approximately 35.9% and 35.3%, respectively, for the same periods of the prior fiscal year. Net LIFO inventory reserves increased approximately $2 million during the twelve weeks ended April 10, 2016 compared to no charge for the same period of the prior fiscal year, a negative impact of 5 basis points year over year. Gross profit for the twelve weeks ended April 12, 2015 included a supplier credit of approximately $7 million, or 19 basis points as a percentage of sales. Excluding the impact of the LIFO charge and supplier credit, gross profit declined 79 basis points year over year for the twelve weeks ended April 10, 2016 driven by an increase in cost of goods sold as a percentage of sales, primarily reflecting our value efforts.

Selling, general and administrative expenses as a percentage of sales were approximately 27.8% and 28.2% for the twelve and twenty-eight weeks ended April 10, 2016, respectively, compared to approximately 28.2% and 28.4%, respectively, for the same periods of the prior fiscal year. During the twelve and twenty-eight weeks ended April 10, 2016, selling, general and administrative expenses included an increase in technology expense and related depreciation totaling approximately $9 million and $28 million, respectively, primarily due to costs associated with the rollout of our new unified point-of-sale system. Marketing expenses associated with the Company’s national brand campaign totaling approximately $13 million are included in selling, general and administrative expenses during the twenty-eight weeks ended April 12, 2015. Excluding these charges, selling, general and administrative expenses decreased 65 and 36 basis points, respectively, as a percentage of sales driven by leverage in retail salaries and benefits as a percentage of sales.

Pre-opening expenses totaled approximately $18 million and $31 million for the twelve and twenty-eight weeks ended April 10, 2016, respectively, compared to approximately $20 million and $41 million, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $3 million and $5 million for the twelve and twenty-eight weeks ended April 10, 2016, respectively, compared to approximately $6 million and $10 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened, acquired and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
New and acquired stores	7	8	10	15
Relocated stores	1	3	1	5

Interest expense, primarily related to the Company’s $1.0 billion offering of 5.2% senior notes completed on December 3, 2015, totaled approximately $11 million and $18 million for the twelve and twenty-eight weeks ended April 10, 2016, respectively. Interest expense was not material for the twelve and twenty-eight weeks ended April 12, 2015.

Investment and other income, which includes gift card breakage, investment gains and losses, interest income, and other income, totaled approximately $5 million and $9 million for the twelve and twenty-eight weeks ended April 10, 2016, respectively, compared to approximately $4 million and $8 million, respectively, for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.5% and 38.2% for the twelve and twenty-eight weeks ended April 10, 2016, respectively, compared to approximately 39.0% for each of the same periods of the prior fiscal year. The lower effective tax rate for the twenty-eight weeks ended April 10, 2016 compared to the prior fiscal year is due to the recognition of an environmental tax credit related to the development of a new store. The effective tax rate for the 2016 fiscal year is expected to be 38.5%.

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

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA margin to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA margin was as follows (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Net income	$142	$158	$299	$326
Provision for income taxes	93	101	185	208
Interest expense	11	—	18	—
Investment and other income	(5)	(4)	(9)	(8)
Operating income	241	255	493	526
Depreciation and amortization	112	100	259	225
EBITDA	$353	$355	$752	$751

Sales	$3,696	$3,647	$8,524	$8,319
EBITDA margin	9.5%	9.7%	8.8%	9.0%

The Company defines ROIC as ROIC earnings divided by average invested capital. ROIC earnings and adjustments to ROIC earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC and adjusted ROIC were as follows (in millions):

	Fifty-two weeks ended
	April 10, 2016	April 12, 2015
Net income	$509	$604
Interest expense, net of tax	11	—
ROIC earnings	520	604
Total rent expense, net of tax (1)	273	256
Estimated depreciation on capitalized operating leases, net of tax (2)	(182)	(171)
ROIC earnings, including the effect of capitalized operating leases	$611	$689

Average working capital, excluding current portion of long-term debt	$584	$587
Average property and equipment, net	3,177	2,899
Average other assets	1,048	1,105
Average other liabilities	(666)	(605)
Average invested capital	4,143	3,986
Average estimated asset base of capitalized operating leases (3)	3,553	3,344
Average invested capital, including the effect of capitalized operating leases	$7,696	$7,330

ROIC	12.6%	15.1%
ROIC, including the effect of capitalized operating leases	7.9%	9.4%

	Fifty-two weeks ended
	April 10, 2016	April 12, 2015
Net income	$509	$604
Interest expense, net of tax	11	—
Adjustments, net of tax (4)	47	1
Adjusted ROIC earnings	567	605
Total rent expense, net of tax (1)	273	256
Estimated depreciation on capitalized operating leases, net of tax (2)	(182)	(171)
Adjusted ROIC earnings, including the effect of capitalized operating leases	$658	$690

Average working capital, excluding current portion of long-term debt	$584	$587
Average property and equipment, net	3,177	2,899
Average other assets	1,048	1,105
Average other liabilities	(666)	(605)
Average invested capital	4,143	3,986
Average estimated asset base of capitalized operating leases (3)	3,553	3,344
Average invested capital, including the effect of capitalized operating leases	$7,696	$7,330

Adjusted ROIC	13.7%	15.2%
Adjusted ROIC, including the effect of capitalized operating leases	8.6%	9.4%

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

	April 10, 2016	September 27, 2015
Cash and cash equivalents	$805	$237
Short-term investments - available-for-sale securities	43	155
Total	$848	$392

Additionally, the Company had $500 million available under its revolving credit facility at April 10, 2016 and held long-term investments in available-for-sale securities totaling approximately $63 million at September 27, 2015.

We generated cash flows from operating activities totaling approximately $575 million during the twenty-eight weeks ended April 10, 2016 compared to approximately $709 million during the same period of the prior fiscal year. Cash flows from operating activities resulted primarily from lower net income plus non-cash expenses and changes in operating working capital. During the twenty-eight weeks ended April 10, 2016, operating working capital included additional federal and state income taxes of approximately $53 million and payment of restructuring charges totaling approximately $31 million compared to the same period of the prior fiscal year.

Net cash used in investing activities totaled approximately $184 million for the twenty-eight weeks ended April 10, 2016 compared to approximately $452 million for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $174 million during the twenty-eight weeks ended April 10, 2016 compared to approximately $33 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores, the acquisition of property and equipment for existing stores, and technology investments. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 10, 2016 totaled approximately $338 million, of which approximately $197 million was for the development of new locations. Capital expenditures for the twenty-eight weeks ended April 12, 2015 totaled approximately $458 million, of which approximately $295 million was for the development of new locations.

The Company sees the potential for 1,200 Whole Foods Market stores in the United States, with the new 365 format expanding the growth opportunity beyond 1,200 stores. The following table provides additional information about the Company’s new and acquired stores and development pipeline for Whole Foods Market and 365 stores scheduled to open through fiscal year 2021:

	New and acquired stores during fiscal year 2015	New stores during fiscal year 2016 as of May 4, 2016	Leases signed as of May 4, 2016
			WFM	365	Total
Number of stores (including relocations)	38	16	93	19	112
Number of relocations	6	1	16	—	16
Percentage in new markets	11%	31%	16%	26%	18%
Total square footage	1,653,000	692,000	4,165,000	557,000	4,722,000

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 112 stores in our current store development pipeline. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash provided by financing activities totaled approximately $174 million for the twenty-eight weeks ended April 10, 2016 compared to net cash used in financing totaling approximately $123 million for the same period of the prior fiscal year.

On November 2, 2015, the Company entered into new $500 million five-year revolving credit facility (the “Credit Agreement”). The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate, on November 2, 2020. During the first quarter of fiscal year 2016, the Company borrowed and repaid $300 million under the Credit Agreement.

On December 3, 2015, the Company completed its offering of $1.0 billion aggregate principal amount of its 5.2% senior notes due 2025 (the “Notes”). The Notes will mature on December 3, 2025. The Company intends to use net proceeds from the offering for general corporate purposes, including stock repurchases and the repayment of indebtedness from time to time.

Additional information regarding the Credit Agreement and the Notes are included in Note 8 of the Notes to the Consolidated Financial Statements.

Share repurchase activity for fiscal year 2016 through April 10, 2016 and fiscal year 2015 was as follows (in millions, except per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2016:
First Quarter	21.2	$29.96	$634
Second Quarter	3.5	28.88	100
Total fiscal year 2016	24.6	$29.81	$734
Fiscal year 2015:
First Quarter	0.9	$47.39	$43
Second Quarter	0.9	55.02	47
Third Quarter	2.1	45.98	98
Fourth Quarter	9.9	32.66	325
Total fiscal year 2015	13.8	$37.06	$513
(1) Number of shares may not sum due to rounding

During the first quarter of fiscal year 2016, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors (the “Board”) whereby the Company may make up to $1.0 billion in stock repurchases of outstanding shares of the common stock of the Company. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of April 10, 2016 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$1,000	$—
November 4, 2015	Not applicable	1,000	347	653

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

Subsequent to the end of the second quarter of fiscal year 2016, the Company repurchased approximately 3.9 million shares of the Company’s common stock at an average price per share of $29.42 for a total of approximately $115 million, bringing the total available authorization to approximately $538 million.

During the first quarter of fiscal year 2016, the Board increased the Company’s quarterly dividend to $0.135 per common share from $0.130 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2016 to date and fiscal year 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016 (1)	0.135	April 8, 2016	April 19, 2016	44
Fiscal year 2015:
November 5, 2014	$0.130	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.130	April 10, 2015	April 21, 2015	47
June 9, 2015	0.130	July 2, 2015	July 14, 2015	47
September 15, 2015	0.130	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at April 10, 2016

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

Net proceeds to the Company from the exercise of stock options by team members for the twenty-eight weeks ended April 10, 2016 totaled approximately $11 million compared to approximately $49 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At April 10, 2016 and September 27, 2015, approximately 34.2 million shares and 32.9 million shares of our common stock, respectively, were available for future stock incentive grants.

In addition to the Company’s debt obligations referenced above, the Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of April 10, 2016 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,000	$—	$—	$—	$1,000
Estimated interest on senior notes	520	52	104	104	260
Capital lease obligations (including interest)	93	6	10	10	67
Operating lease obligations (1)	8,907	444	1,050	1,093	6,320
Total	$10,520	$502	$1,164	$1,207	$7,647
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 10, 2016 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of April 10, 2016, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 10, 2016 consist of operating leases disclosed in the above contractual obligations table, as well as the Credit Agreement discussed above. Additionally, we enter into forward purchase agreements for certain products in the ordinary course of business. Purchase commitments do not exceed anticipated use within an operating cycle. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

The Company holds short-term investments that are classified as cash equivalents. We had cash equivalent investments totaling approximately $459 million and $32 million at April 10, 2016 and September 27, 2015, respectively. The Company also holds available-for-sale securities generally consisting of state and local municipal obligations and corporate bonds and commercial paper which hold high credit ratings. We had short-term investments totaling approximately $43 million at April 10, 2016 compared to short-term and long-term investments of approximately $155 million and $63 million, respectively, at September 27, 2015.

These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During the twelve weeks ended April 10, 2016 and April 12, 2015, a hypothetical 10% increase or decrease in interest rates would not have materially affected interest income earned on these investments.

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

We also have outstanding a $500 million revolving line of credit (the “Credit Agreement”) that extends to 2020, which may be increased from time to time by up to $250 million in the aggregate pursuant to an expansion feature set forth in the Credit Agreement. At April 10, 2016, the Company had no amounts outstanding.

Additional information on the Notes and Credit Agreement as of April 10, 2016 are as follows (in millions):

April 10, 2016
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

Foreign Currency Risk
The Company is exposed to foreign currency exchange risk. We own and operate 11 stores in Canada and 9 stores in the U.K. Sales made from stores in Canada and the U.K. are made in exchange for Canadian dollars and Great Britain pounds sterling, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At April 10, 2016, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound sterling would not have materially affected our consolidated financial statements.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers (principal executive officers) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended April 10, 2016.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 18, 2016 - February 14, 2016	3,462,672	$28.88	3,462,672	$653,199,364
February 15, 2016 - March 13, 2016	—	—	—	653,199,364
March 14, 2016 - April 10, 2016	—	—	—	653,199,364
Total	3,462,672	$28.88	3,462,672

(1)	Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2016.

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

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 15, 2015 (1)
3.2	Amended and Restated Bylaws of the Registrant adopted June 26, 2015 (2)
4.1	Indenture, dated December 3, 2015, between Registrant and U.S. Bank National Association (3)
4.2	First Supplemental Indenture, dated December 3, 2015, among Registrant, the Guarantors, and U.S. Bank National Association (3)
4.3	Form of 5.200% Senior Notes due 2025 (included in Exhibit 4.2) (3)
10.1	Amendment No. 2 to Credit Agreement, dated as of May 2, 2016 (4)
10.2	Form of Non-Qualified Stock Option Agreement for U.S. WFLN and Directors under the 2009 Stock Incentive Plan (4)
10.3	2007 Team Member Stock Purchase Plan (4)
31.1	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a) (4)
31.2	Certification of Co-Chief Executive Officer Pursuant to 17 CFR 240.13a - 14(a) (4)
31.3	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a) (4)
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (5)
32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (5)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (5)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 10, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (4)

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

WHOLE FOODS MARKET, INC.

Date:	May 13, 2016	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)