Form 10-Q
period 2016-07-03
WHOLE FOODS MARKET INC
filed 2016-08-05
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2016; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 29, 2016 was 318,804,485 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	July 3, 2016	September 27, 2015
Current assets:
Cash and cash equivalents	$472	$237
Short-term investments - available-for-sale securities	153	155
Restricted cash	123	127
Accounts receivable	319	218
Merchandise inventories	523	500
Prepaid expenses and other current assets	147	108
Deferred income taxes	188	199
Total current assets	1,925	1,544
Property and equipment, net of accumulated depreciation and amortization	3,376	3,163
Long-term investments - available-for-sale securities	—	63
Goodwill	710	710
Intangible assets, net of accumulated amortization	76	79
Deferred income taxes	143	144
Other assets	45	38
Total assets	$6,275	$5,741

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$3	$3
Accounts payable	292	295
Accrued payroll, bonus and other benefits due team members	409	436
Dividends payable	43	45
Other current liabilities	577	473
Total current liabilities	1,324	1,252
Long-term debt and capital lease obligations, less current installments	1,049	62
Deferred lease liabilities	626	587
Other long-term liabilities	91	71
Total liabilities	3,090	1,972

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 1,200 shares authorized; 377.0 and 377.1 shares issued; 318.8 and 348.9 shares outstanding at 2016 and 2015, respectively	2,924	2,904
Common stock in treasury, at cost, 58.2 and 28.2 shares at 2016 and 2015, respectively	(2,014)	(1,124)
Accumulated other comprehensive loss	(29)	(28)
Retained earnings	2,304	2,017
Total shareholders’ equity	3,185	3,769
Total liabilities and shareholders’ equity	$6,275	$5,741

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Sales	$3,703	$3,632	$12,227	$11,951
Cost of goods sold and occupancy costs	2,417	2,339	8,010	7,721
Gross profit	1,286	1,293	4,217	4,230
Selling, general and administrative expenses	1,057	1,032	3,458	3,392
Pre-opening expenses	18	12	49	53
Relocation, store closure and lease termination costs	2	2	8	12
Operating income	209	247	702	773
Interest expense	(12)	—	(30)	—
Investment and other income (expense)	(1)	5	8	12
Income before income taxes	196	252	680	785
Provision for income taxes	76	98	261	306
Net income	$120	$154	$419	$479

Basic earnings per share	$0.37	$0.43	$1.27	$1.33
Weighted average shares outstanding	320.6	358.5	328.4	359.6

Diluted earnings per share	$0.37	$0.43	$1.27	$1.32
Weighted average shares outstanding, diluted basis	321.2	360.5	329.3	362.2

Dividends declared per common share	$0.135	$0.130	$0.405	$0.390

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net income	$120	$154	$419	$479
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	3	(1)	(15)
Other comprehensive income (loss), net of tax	(1)	3	(1)	(15)
Comprehensive income	$119	$157	$418	$464

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Forty weeks ended July 3, 2016 and fiscal year ended September 27, 2015
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balances at September 28, 2014	360.4	$2,863	$(711)	$(7)	$1,668	$3,813
Net income	—	—	—	—	536	536
Other comprehensive loss, net of tax	—	—	—	(21)	—	(21)
Dividends ($0.52 per common share)	—	—	—	—	(186)	(186)
Issuance of common stock pursuant to team member stock plans	2.3	(34)	100	—	—	66
Purchase of treasury stock	(13.8)	—	(513)	—	—	(513)
Tax benefit related to exercise of team member stock options	—	11	—	—	—	11
Share-based payment expense	—	64	—	—	—	64
Other	—	—	—	—	(1)	(1)
Balances at September 27, 2015	348.9	2,904	(1,124)	(28)	2,017	3,769
Net income	—	—	—	—	419	419
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Dividends ($0.405 per common share)	—	—	—	—	(131)	(131)
Issuance of common stock pursuant to team member stock plans	1.1	(22)	39	—	—	17
Purchase of treasury stock	(31.2)	—	(929)	—	—	(929)
Tax benefit related to exercise of team member stock options	—	3	—	—	—	3
Share-based payment expense	—	39	—	—	—	39
Other	—	—	—	—	(1)	(1)
Balances at July 3, 2016	318.8	$2,924	$(2,014)	$(29)	$2,304	$3,185

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Forty weeks ended
	July 3, 2016	July 5, 2015
Cash flows from operating activities
Net income	$419	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376	331
Share-based payment expense	39	51
LIFO expense	1	3
Deferred income tax expense	16	47
Excess tax benefit related to exercise of team member stock options	(4)	(10)
Accretion of premium/discount on marketable securities	1	14
Deferred lease liabilities	31	24
Other	7	10
Net change in current assets and liabilities:
Accounts receivable	(100)	(19)
Merchandise inventories	(25)	(47)
Prepaid expenses and other current assets	(39)	(4)
Accounts payable	(2)	16
Accrued payroll, bonus and other benefits due team members	(27)	26
Other current liabilities	57	72
Net change in other long-term liabilities	14	4
Net cash provided by operating activities	764	997
Cash flows from investing activities
Development costs of new locations	(295)	(411)
Other property and equipment expenditures	(226)	(268)
Purchases of available-for-sale securities	(311)	(458)
Sales and maturities of available-for-sale securities	375	497
Decrease (increase) in restricted cash	3	(19)
Payment for purchase of acquired entities, net of cash acquired	(11)	(4)
Other investing activities	(12)	(8)
Net cash used in investing activities	(477)	(671)
Cash flows from financing activities
Purchases of treasury stock	(929)	(188)
Common stock dividends paid	(133)	(137)
Issuance of common stock	17	61
Excess tax benefit related to exercise of team member stock options	4	10
Proceeds from long-term borrowings	999	—
Proceeds from revolving line of credit	300	—
Payments on long-term debt and capital lease obligations	(306)	—
Other financing activities	(9)	(1)
Net cash used in financing activities	(57)	(255)
Effect of exchange rate changes on cash and cash equivalents	5	(4)
Net change in cash and cash equivalents	235	67
Cash and cash equivalents at beginning of period	237	190
Cash and cash equivalents at end of period	$472	$257

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$357	$263
Interest paid	$27	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
July 3, 2016

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

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Sales:
United States	96.9%	96.9%	97.1%	96.9%
Canada and United Kingdom	3.1	3.1	2.9	3.1
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	July 3, 2016	September 27, 2015
Long-lived assets, net:
United States	97.5%	97.4%
Canada and United Kingdom	2.5	2.6
Total long-lived assets, net	100.0%	100.0%

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
ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments(Topic 326)
The amendments guide on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The amendments require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments also require that credit losses on available-for-sale debt securities be presented as an allowance. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic.
		First quarter of fiscal year ending September 29, 2021	We are currently evaluating the impact that the adoption of these provisions will have on the Company’s consolidated financial statements.
ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (Topic 718)
The amendments aim to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, and certain classifications on the statement of cash flows. The amendments should be applied on either a prospective, retrospective, or modified-retrospective basis depending on the subtopic.
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

The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

July 3, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$165	$—	$—	$165
Commercial paper	—	46	—	46
Municipal bonds	—	18	—	18
Marketable securities - available-for-sale:
Municipal bonds	—	153	—	153
Other assets:
Equity interests	—	7	—	7
Total	$165	$224	$—	$389

September 27, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$32	$—	$—	$32
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Certificates of deposit	—	2	—	2
Corporate bonds	—	30	—	30
Municipal bonds	—	173	—	173
Total	$32	$218	$—	$250

The estimated fair value of the Company’s long-term debt is included in Note 8 “Long-Term Debt.”

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	July 3, 2016	September 27, 2015
Short-term marketable securities - available-for-sale:
Asset-backed securities	$—	$10
Certificates of deposit	—	2
Corporate bonds	—	15
Municipal bonds	153	128
Total short-term marketable securities	$153	$155
Long-term marketable securities - available-for-sale:
Asset-backed securities	$—	$3
Corporate bonds	—	15
Municipal bonds	—	45
Total long-term marketable securities	$—	$63

Gross unrealized holding gains and losses were not material at July 3, 2016 or September 27, 2015. There were no available-for-sale securities in unrealized loss position at July 3, 2016. Available-for-sale securities totaling approximately $58 million were in unrealized loss positions at September 27, 2015. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 27, 2015. The Company did not recognize any other-than-temporary impairments during the forty weeks ended July 3, 2016 or fiscal year ended September 27, 2015. The average effective maturity of the Company’s short-term available-for-sale securities was less than one month at July 3, 2016 and approximately seven months at September 27, 2015. The average effective maturity of the Company’s long-term available-for-sale securities was approximately 16 months at September 27, 2015.

At July 3, 2016 and September 27, 2015, the Company held approximately $14 million in equity interests which were accounted for using the cost method of accounting. In addition, the Company held approximately $7 million in equity interests which are measured at fair value at July 3, 2016. Equity interests accounted for using the equity method were not material at July 3, 2016 or September 27, 2015.

(5) Goodwill and Other Intangible Assets
There were no additions or adjustments to goodwill during the forty weeks ended July 3, 2016. Additions and adjustments to goodwill were not material during the forty weeks ended July 5, 2015. Additions of other intangible assets were not material during the forty weeks ended July 3, 2016 or the same period of the prior fiscal year. The components of intangible assets as of the dates indicated were as follows (in millions):

	July 3, 2016		September 27, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$122	$(54)	$122	$(50)
Indefinite-lived contract-based	8		7
Total	$130	$(54)	$129	$(50)

Amortization expense associated with intangible assets was not material during the twelve and forty weeks ended July 3, 2016 or the same periods of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2016	$1
Fiscal year 2017	6
Fiscal year 2018	5
Fiscal year 2019	5
Fiscal year 2020	5
Future fiscal years	46
Total	$68

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

(7) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the forty weeks ended July 3, 2016 and fiscal year ended September 27, 2015 (in millions):

	July 3, 2016	September 27, 2015
Beginning balance	$28	$31
Additions	4	9
Usage	(8)	(13)
Adjustments	2	1
Ending balance	$26	$28

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

The Credit Agreement includes customary representations and warranties, certain affirmative covenants including the maintenance of certain financial ratios, certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement, and events of default. At July 3, 2016, we were in compliance with all applicable debt covenants. Subject to certain exceptions, obligations under the Credit Agreement are guaranteed by certain of the Company’s material domestic subsidiaries.

During the first quarter of fiscal year 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At July 3, 2016, the Company had no amounts outstanding. Commitment fees paid on undrawn amounts were not material during the forty weeks ended July 3, 2016.

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

The components of long-term debt as of the dates indicated were as follows (in millions):

	July 3, 2016	September 27, 2015
5.2% senior notes due 2025	$1,000	$—
Less: unamortized discount and debt issuance costs related to senior notes	(7)	—
Carrying value of senior notes	993	—
Capital lease obligations	59	65
Total long-term debt and capital lease obligations	1,052	65
Less: current installments	(3)	(3)
Total long-term debt and capital lease obligations, less current installments	$1,049	$62

The Notes are recorded at cost net of discount and issuance costs. The effective interest rate of the Notes, which includes interest on the Notes and amortization of discount and issuance costs, is approximately 5.28%. The estimated fair value of the Notes at July 3, 2016, based on observable market prices (Level 2), exceeded the carrying value by approximately $80 million.

(9) Income Taxes
Income taxes resulted in an effective tax rate of approximately 39.0% and 38.4% for the twelve and forty weeks ended July 3, 2016, respectively, compared to approximately 39.0% for each of the same periods of the prior fiscal year. The lower effective tax rate for the forty weeks ended July 3, 2016 compared to the prior fiscal year is due to the recognition of an environmental tax credit related to the development of a new store.

(10) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2016 to date and fiscal year 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016(1)	0.135	July 1, 2016	July 12, 2016	43
Fiscal year 2015:
November 5, 2014	$0.130	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.130	April 10, 2015	April 21, 2015	47
June 9, 2015	0.130	July 2, 2015	July 14, 2015	47
September 15, 2015	0.130	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at July 3, 2016

Treasury Stock
On November 4, 2015, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors (the “Board”) whereby the Company may make up to $1.0 billion in stock repurchases of outstanding shares of the common stock of the Company. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of July 3, 2016 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$1,000	$—
November 4, 2015	Not applicable	1,000	542	458

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

Share repurchase activity for the periods indicated was as follows (in millions, except per share amounts):

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Number of common shares acquired	6.5	2.1	31.2	3.9
Average price per common share acquired	$30.01	$45.98	$29.85	$48.29
Total cost of common shares acquired	$195	$98	$929	$188

The Company reissued approximately 1.1 million treasury shares at cost of approximately $39 million and approximately 2.1 million treasury shares at cost of approximately $90 million to satisfy the issuance of common stock pursuant to team member stock plans during the forty weeks ended July 3, 2016 and July 5, 2015, respectively. At July 3, 2016 and September 27, 2015, the Company held in treasury approximately 58.2 million shares and 28.2 million shares, respectively, totaling approximately $2.0 billion and $1.1 billion, respectively.

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

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net income (numerator for basic and diluted earnings per share)	$120	$154	$419	$479

Weighted average common shares outstanding (denominator for basic earnings per share)	320.6	358.5	328.4	359.6
Incremental common shares attributable to dilutive effect of share-based awards	0.6	2.0	0.9	2.6
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	321.2	360.5	329.3	362.2

Basic earnings per share	$0.37	$0.43	$1.27	$1.33

Diluted earnings per share	$0.37	$0.43	$1.27	$1.32

The computation of diluted earnings per share for the twelve and forty weeks ended July 3, 2016 does not include share-based awards to purchase approximately 23.6 million shares and 20.8 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for the twelve and forty weeks ended July 5, 2015 does not include share-based awards to purchase approximately 13.8 million shares and 9.8 million shares of common stock, respectively, due to their antidilutive effect.

(12) Share-Based Payments
Share-based payment expense, primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations, totaled approximately $11 million and $39 million, respectively, during the twelve and forty weeks ended July 3, 2016, and totaled approximately $14 million and $51 million, respectively, for the same periods of the prior fiscal year. At July 3, 2016 and September 27, 2015, approximately 29.8 million shares and 32.9 million shares of the Company’s common stock, respectively, were available for future stock incentive grants.

Stock Options
During the twelve and forty weeks ended July 3, 2016, the Company awarded approximately 4.9 million stock options and 5.0 million stock options, respectively, pursuant to the Whole Foods Market 2009 Stock Incentive Plan compared to approximately 4.8 million stock options and 5.3 million stock options, respectively, for the same periods of the prior fiscal year. The weighted average grant date fair value of options granted during the forty weeks ended July 3, 2016 and July 5, 2015 was $6.71 and $10.19, respectively.

The fair value of stock option grants during the forty weeks ended July 3, 2016 and July 5, 2015 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015
Expected dividend yield	1.73%	1.00%
Risk-free interest rate	1.08%	1.20%
Expected volatility	31.30%	29.73%
Expected life, in years	4.05	4.04

Total share-based payment expense related to vesting stock options totaled approximately $10 million and $37 million for the twelve and forty weeks ended July 3, 2016, respectively, and approximately $13 million and $48 million, respectively, for the same periods of the prior fiscal year. At July 3, 2016 and September 27, 2015, there was approximately $82 million and $95 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 10.5 million shares and 11.5 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 3.1 years.

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

Overview
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. We are a mission-driven company that aims to set the standards of excellence in food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of July 3, 2016, operated 452 stores: 432 stores in 42 U.S. states and the District of Columbia; 11 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Sales of a store are deemed to be comparable commencing in the fifty-seventh full week after the store was opened or acquired. The calculation of comparable store sales excludes sales from relocated and remodeled stores with square footage changes greater than 20% to reduce the impact of square footage changes on the comparison. Stores closed for eight or more days are excluded from the comparable store base from the first fiscal week of closure until re-opened for a full fiscal week. Comparable store sales growth is calculated on a same-calendar-week to same-calendar-week constant currency basis. Companies define comparable store sales differently; thus growth rates across companies may not be comparable.

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

Third Quarter of Fiscal Year 2016 Summary

•	Record total sales of $3.7 billion, a 1.9% increase over the prior year

•	Comparable store sales decrease of 2.6%

•	Net income of $120 million, or 3.2% of sales

•	Diluted earnings per share of $0.37

•	EBITDA of $326 million, or 8.8% of sales

•	Adjusted Return on Invested Capital (“ROIC”) of 13.0%

During the twelve weeks ended July 3, 2016, we produced approximately $189 million in cash flows from operations, returned approximately $44 million in quarterly dividends to common shareholders and repurchased approximately $195 million of our common stock, or approximately 6.5 million shares. At July 3, 2016, we had approximately $1.1 billion in total debt and approximately $1.1 billion in total available capital.

Fourth Quarter of Fiscal Year 2016 Outlook
If comparable store sales in the fourth quarter of fiscal year 2016 are in line with the 2.4% quarter-to-date decrease at July 27, 2016 and healthcare cost trends continue, the Company would expect sales growth of approximately 2% and diluted earnings per share of $0.23 to $0.24 for the quarter. While the Company is hopeful that comparable store sales will improve over the remainder of the quarter as comparisons get easier and sales-building initiatives gain traction, the Company expects some ongoing offsetting impact from its value strategy and disinflation. The Company has opened three new stores as of July 27, 2016 and expects to open two additional stores in the fourth quarter.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.3	64.4	65.5	64.6
Gross profit	34.7	35.6	34.5	35.4
Selling, general and administrative expenses	28.5	28.4	28.3	28.4
Pre-opening expenses	0.5	0.3	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.1	0.1
Operating income	5.6	6.8	5.7	6.5
Interest expense	(0.3)	—	(0.2)	—
Investment and other income	—	0.1	0.1	0.1
Income before income taxes	5.3	6.9	5.6	6.6
Provision for income taxes	2.1	2.7	2.1	2.6
Net income	3.2%	4.2%	3.4%	4.0%
Figures may not sum due to rounding

Sales for the twelve and forty weeks ended July 3, 2016 totaled approximately $3.7 billion and $12.2 billion, respectively, increasing 1.9% and 2.3%, respectively, over the same periods of the prior fiscal year. Comparable store sales during the twelve and forty weeks ended July 3, 2016 and the same periods of the prior fiscal year are reflected in the table below.

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Comparable store sales	(2.6)%	1.3%	(2.4)%	3.3%
Change in transactions	(2.7)%	0.8%	(2.1)%	1.3%
Change in basket size	0.1%	0.5%	(0.3)%	2.0%

The rapid expansion of natural and organic product offerings across many new, as well as existing, competitors has had a negative impact on our comparable store sales growth over the last two years. While we continue to see a moderation in transaction count growth from the negative impact of competitors and cannibalization on our comparable store sales growth over the last year, we saw a significant improvement in items per basket during the twelve weeks ended July 3, 2016. The improvement in items per basket more than offset decreases in transactions and average price per item. We expanded our produce price investments and launched weekly deep discount promotions in several categories. The combination of our value strategy, disinflation in some categories, and customers trading down to lower-priced items resulted in a year-over-year decline in average price per item. While our value strategy is continuing to negatively impact comparable store sales, we are seeing a broad-based lift in items per basket and are encouraged by improving traffic trends in certain key departments, particularly produce. Comparable stores contributed approximately 94.5% and 94.1% of total sales for the twelve and forty weeks ended July 3, 2016, respectively, compared to approximately 92.9% and 93.4%, respectively, for the same periods of the prior fiscal year. As of July 3, 2016, there were 420 locations in the comparable store base as compared to 383 locations at July 5, 2015.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 3, 2016 was approximately 34.7% and 34.5%, respectively, compared to approximately 35.6% and 35.4%, respectively, for the same periods of the prior fiscal year. Gross profit for the forty weeks ended July 5, 2015 included a supplier credit of approximately $9 million or 8 basis points as a percentage of sales. Excluding the impact of the supplier credit, gross profit declined 84 basis points year over year for the forty weeks ended July 3, 2016 driven by an increase in cost of goods sold as a percentage of sales, primarily reflecting our value efforts.

Selling, general and administrative expenses as a percentage of sales were approximately 28.5% and 28.3% for the twelve and forty weeks ended July 3, 2016, respectively, compared to approximately 28.4% for the same periods of the prior fiscal year. During the twelve and forty weeks ended July 3, 2016, selling, general and administrative expenses included an 82 basis point and 65 basis point improvement in wages, respectively, that was more than offset by higher healthcare, depreciation, marketing and technology expenses as a percentage of sales. Higher-than-expected healthcare expenses were due to an increase in catastrophic claims and costs for certain prescription medicines, while technology and marketing investments were in line with our expectations. Technology expense and related depreciation increased during the twelve and forty weeks ended July 3, 2016 by approximately $10 million and $30 million, respectively, primarily due to costs associated with the rollout of our new unified point-of-sale system. Marketing expenses increased during the twelve weeks ended July 3, 2016 by approximately $8 million, primarily related to investments in paid media. The forty weeks ended July 5, 2015 included approximately $13 million associated with the Company’s national brand campaign.

Pre-opening expenses totaled approximately $18 million and $49 million for the twelve and forty weeks ended July 3, 2016, respectively, compared to approximately $12 million and $53 million, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $2 million and $8 million for the twelve and forty weeks ended July 3, 2016, respectively, compared to approximately $2 million and $12 million, respectively, for the same periods of the prior fiscal year.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
New stores	11	8	21	23
Relocated stores	1	—	2	5

Interest expense, primarily related to the Company’s $1.0 billion offering of 5.2% senior notes completed on December 3, 2015, totaled approximately $12 million and $30 million for the twelve and forty weeks ended July 3, 2016, respectively. Interest expense was not material for the twelve and forty weeks ended July 5, 2015.

Investment and other expense for the twelve weeks ended July 3, 2016 totaled approximately $1 million, primarily related to net investment losses partially offset by gift card breakage. Investment and other income, which includes gift card breakage, investment gains and losses, interest income, and other income, totaled approximately $8 million for the forty weeks ended July 3, 2016 compared to approximately $5 million and $12 million, respectively, for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% and 38.4% for the twelve and forty weeks ended July 3, 2016, respectively, compared to approximately 39.0% for each of the same periods of the prior fiscal year. The lower effective tax rate for the forty weeks ended July 3, 2016 compared to the prior fiscal year is due to the recognition of an environmental tax credit related to the development of a new store. The effective tax rate for the 2016 fiscal year is expected to be 38.5%.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Return on Invested Capital (“ROIC”) and adjusted ROIC as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to our results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation. Management believes ROIC and adjusted ROIC are useful to investors and analysts because each measures how effectively we are deploying our assets.

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA was as follows (in millions):

	Twelve weeks ended		Forty weeks ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net income	$120	$154	$419	$479
Provision for income taxes	76	98	261	306
Interest expense	12	—	30	—
Investment and other income	1	(5)	(8)	(12)
Operating income	209	247	702	773
Depreciation and amortization	117	106	376	331
EBITDA	$326	$353	$1,078	$1,104

The Company defines ROIC as ROIC earnings divided by average invested capital. ROIC earnings and adjustments to ROIC earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC and adjusted ROIC were as follows (in millions):

	Fifty-two weeks ended
	July 3, 2016	July 5, 2015
Net income	$475	$607
Interest expense, net of tax	18	—
ROIC earnings	493	607
Total rent expense, net of tax (1)	279	258
Estimated depreciation on capitalized operating leases, net of tax (2)	(186)	(172)
ROIC earnings, including the effect of capitalized operating leases	$586	$693

Average working capital, excluding current portion of long-term debt	$598	$525
Average property and equipment, net	3,240	2,999
Average other assets	1,016	1,090
Average other liabilities	(682)	(620)
Average invested capital	4,172	3,994
Average estimated asset base of capitalized operating leases (3)	3,632	3,378
Average invested capital, including the effect of capitalized operating leases	$7,804	$7,372

ROIC	11.8%	15.2%
ROIC, including the effect of capitalized operating leases	7.5%	9.4%

	Fifty-two weeks ended
	July 3, 2016	July 5, 2015
Net income	$475	$607
Interest expense, net of tax	18	—
Adjustments, net of tax (4)	48	1
Adjusted ROIC earnings	541	608
Total rent expense, net of tax (1)	279	258
Estimated depreciation on capitalized operating leases, net of tax (2)	(186)	(172)
Adjusted ROIC earnings, including the effect of capitalized operating leases	$634	$694

Average working capital, excluding current portion of long-term debt	$598	$525
Average property and equipment, net	3,240	2,999
Average other assets	1,016	1,090
Average other liabilities	(682)	(620)
Average invested capital	4,172	3,994
Average estimated asset base of capitalized operating leases (3)	3,632	3,378
Average invested capital, including the effect of capitalized operating leases	$7,804	$7,372

Adjusted ROIC	13.0%	15.2%
Adjusted ROIC, including the effect of capitalized operating leases	8.1%	9.4%

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

	July 3, 2016	September 27, 2015
Cash and cash equivalents	$472	$237
Short-term investments - available-for-sale securities	153	155
Total	$625	$392

Additionally, the Company had $500 million available under its revolving credit facility at July 3, 2016 and held long-term investments in available-for-sale securities totaling approximately $63 million at September 27, 2015.

We generated cash flows from operating activities totaling approximately $764 million during the forty weeks ended July 3, 2016 compared to approximately $997 million during the same period of the prior fiscal year. The decrease in cash flows from operating activities resulted primarily from lower net income plus non-cash expenses and changes in operating working capital. During the forty weeks ended July 3, 2016, operating working capital included additional federal and state income tax payments of approximately $94 million, payment of restructuring charges totaling approximately $31 million, and interest payments totaling $27 million compared to the same period of the prior fiscal year.

Net cash used in investing activities totaled approximately $477 million for the forty weeks ended July 3, 2016 compared to approximately $671 million for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $64 million during the forty weeks ended July 3, 2016 compared to approximately $39 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores, the acquisition of property and equipment for existing stores, and technology investments. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 3, 2016 totaled approximately $521 million, of which approximately $295 million was for the development of new locations. Capital expenditures for the forty weeks ended July 5, 2015 totaled approximately $679 million, of which approximately $411 million was for the development of new locations.

The Company sees the potential for 1,200 Whole Foods Market stores in the United States, with the new 365 format expanding the growth opportunity beyond 1,200 stores. The following table provides additional information about the Company’s new and acquired stores and development pipeline for Whole Foods Market and 365 stores scheduled to open through fiscal year 2021:

	New and acquired stores during fiscal year 2015	New stores during fiscal year 2016 as of July 27, 2016	Leases signed as of July 27, 2016
			WFM	365	Total
Number of stores (including relocations)	38	26	86	20	106
Number of relocations	6	2	17	—	17
Percentage in new markets	11%	23%	16%	25%	18%
Total square footage	1,653,000	1,104,000	3,972,000	522,000	4,494,000

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 106 stores in our current store development pipeline. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $57 million for the forty weeks ended July 3, 2016 compared to approximately $255 million for the same period of the prior fiscal year.

On November 2, 2015, the Company entered into new $500 million five-year revolving credit facility (the “Credit Agreement”). The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate, on November 2, 2020. During the first quarter of fiscal year 2016, the Company borrowed and repaid $300 million under the Credit Agreement.

On December 3, 2015, the Company completed its offering of $1.0 billion aggregate principal amount of its 5.2% senior notes due 2025 (the “Notes”). In connection with the offering of the Notes, the Company entered into a registration rights agreement pursuant to which, among other things, the Company agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement (the “Exchange Offer Registration Statement”) relating to an offer to exchange (the "Exchange Offer") the Notes for new SEC-registered notes (the “Exchange Notes”) containing terms substantially identical to the Notes (except that the transfer restrictions on the Exchange Notes will be modified or eliminated and there will be no registration rights). In the event that the Company is not permitted to file the Exchange Offer Registration Statement or to consummate the Exchange Offer because the Exchange Offer is not permitted by applicable law or SEC policy or, in certain other circumstances, including if for any reason the Exchange Offer Registration Statement is not declared effective by the SEC on or prior to December 2, 2016, the Company will file with the SEC a shelf registration statement with respect to resales of the Notes by the holders thereof. Pursuant to the registration rights agreement, the interest rate on the Notes is subject to increase under certain circumstances during any period in which the Company is not in compliance with its obligations under the registration rights agreement. Although the Company intends to file the Exchange Offer Registration Statement and consummate the Exchange Offer in a manner consistent with the registration rights agreement, the Company can provide no assurances that the Exchange Offer will be consummated on the terms contemplated in the registration rights agreement or at all, or that the Company will not be subject to increased interest expense as a result of its non-compliance with the registration rights agreement.

The Notes will mature on December 3, 2025. The Company intends to use net proceeds from the offering for general corporate purposes, including stock repurchases and the repayment of indebtedness from time to time.

Additional information regarding the Credit Agreement and the Notes is included in Note 8 of the Notes to the Consolidated Financial Statements.

Share repurchase activity for fiscal year 2016 through July 3, 2016 and fiscal year 2015 was as follows (in millions, except per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2016:
First Quarter	21.2	$29.96	$634
Second Quarter	3.5	28.88	100
Third Quarter	6.5	30.01	195
Total fiscal year 2016	31.2	$29.85	$929
Fiscal year 2015:
First Quarter	0.9	$47.39	$43
Second Quarter	0.9	55.02	47
Third Quarter	2.1	45.98	98
Fourth Quarter	9.9	32.66	325
Total fiscal year 2015	13.8	$37.06	$513
(1) Number of shares may not sum due to rounding

During the first quarter of fiscal year 2016, a new share repurchase program was authorized pursuant to the authority of the Company’s Board of Directors (the “Board”) whereby the Company may make up to $1.0 billion in stock repurchases of outstanding shares of the common stock of the Company. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of July 3, 2016 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$1,000	$—
November 4, 2015	Not applicable	1,000	542	458

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

During the first quarter of fiscal year 2016, the Board increased the Company’s quarterly dividend to $0.135 per common share from $0.130 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2016 to date and fiscal year 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016(1)	0.135	July 1, 2016	July 12, 2016	43
Fiscal year 2015:
November 5, 2014	$0.130	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.130	April 10, 2015	April 21, 2015	47
June 9, 2015	0.130	July 2, 2015	July 14, 2015	47
September 15, 2015	0.130	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at July 3, 2016

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

Net proceeds to the Company from the exercise of stock options by team members for the forty weeks ended July 3, 2016 totaled approximately $17 million compared to approximately $61 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At July 3, 2016 and September 27, 2015, approximately 29.8 million shares and 32.9 million shares of our common stock, respectively, were available for future stock incentive grants.

In addition to the Company’s debt obligations referenced above, the Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of July 3, 2016 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,000	$—	$—	$—	$1,000
Estimated interest on senior notes	520	52	104	104	260
Capital lease obligations (including interest)	93	6	10	10	67
Operating lease obligations (1)	9,048	440	1,067	1,116	6,425
Total	$10,661	$498	$1,181	$1,230	$7,752
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 3, 2016 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of July 3, 2016, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 3, 2016 consist of operating leases disclosed in the above contractual obligations table, as well as the Credit Agreement discussed above. Additionally, we enter into forward purchase agreements for certain products in the ordinary course of business. Purchase commitments do not exceed anticipated use within an operating cycle. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

The Company holds short-term investments that are classified as cash equivalents. We had cash equivalent investments totaling approximately $229 million and $32 million at July 3, 2016 and September 27, 2015, respectively. The Company also holds available-for-sale securities generally consisting of state and local municipal obligations and corporate bonds and commercial paper which hold high credit ratings. We had short-term investments totaling approximately $153 million at July 3, 2016 compared to short-term and long-term investments of approximately $155 million and $63 million, respectively, at September 27, 2015.

These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During the twelve weeks ended July 3, 2016 and July 5, 2015, a hypothetical 10% increase or decrease in interest rates would not have materially affected interest income earned on these investments.

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

We also have outstanding a $500 million revolving line of credit (the “Credit Agreement”) that extends to 2020, which may be increased from time to time by up to $250 million in the aggregate pursuant to an expansion feature set forth in the Credit Agreement. At July 3, 2016, the Company had no amounts outstanding.

Additional information on the Notes and Credit Agreement as of July 3, 2016 are as follows (in millions):

July 3, 2016
Senior notes:
Outstanding balance	$1,000
Fixed interest rate	5.200%

Line of credit:
Outstanding balance	$—
Variable interest rate	n/a
Applicable margin	0.125%

The Notes and Credit Agreement were entered into during the first quarter of fiscal year 2016. No debt was outstanding as of September 27, 2015. The nature and amount of our long-term debt may vary as a result of future business requirements, market conditions, and other factors. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. The estimated fair value of the Company’s long-term debt is included in Note 8 of the Notes to the Consolidated Financial Statements.

Foreign Currency Risk
The Company is exposed to foreign currency exchange risk. We own and operate 11 stores in Canada and 9 stores in the U.K. Sales made from stores in Canada and the U.K. are made in exchange for Canadian dollars and Great Britain pounds sterling, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At July 3, 2016, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound sterling would not have materially affected our consolidated financial statements.

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

We are in the process of implementing a new unified point of sale system. This implementation is not in response to an identified control deficiency or weakness, but has resulted in changes to our business processes and related internal controls over financial reporting. Management has taken the necessary steps to update the design and documentation of internal control processes and procedures relating to the system implementation to supplement and complement existing internal controls. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the post-implementation period to ensure adequate internal control over financial reporting.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Information related to the Company’s legal proceedings is discussed in Note 13 of the Notes to Consolidated Financial Statements in Part I of this report.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended July 3, 2016.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 11, 2016 - May 8, 2016	2,465,996	$28.79	2,465,996	$582,200,252
May 9, 2016 - June 5, 2016	4,039,713	30.76	4,039,713	457,947,710
June 6, 2016 - July 3, 2016	—	—	—	457,947,710
Total	6,505,709	$30.01	6,505,709

(1)	Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2016.

(2)
On November 4, 2015, the Board authorized a share repurchase program whereby the Company may make up to $1.0 billion in stock purchases of outstanding shares of common stock of the Company. The repurchase program does not have an expiration date. Under the share repurchase programs, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The Board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time at the Company’s discretion.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (4)

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

WHOLE FOODS MARKET, INC.

Date:	August 5, 2016	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)