Form 10-K
period 2016-09-25
WHOLE FOODS MARKET INC
filed 2016-11-18
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 25, 2016; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(I.R.S. Employer Identification No.)

550 Bowie Street, Austin, Texas	78703
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 512-477-4455

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 10, 2016 was $9,736,323,562. The number of shares of the registrant’s common stock, no par value, outstanding as of November 11, 2016 was 318,405,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held February 17, 2017.

Whole Foods Market, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended September 25, 2016

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

Whole Foods Market is a mission-driven company that aims to set the standards of excellence in food retailing. Our motto – Whole Foods, Whole People, Whole Planet – emphasizes that our vision reaches far beyond food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 38 years.

We have one operating segment, natural and organic foods supermarkets. We are the largest natural and organic foods supermarket in the U.S., the 5th largest public food retailer, and the 10th largest food retailer overall based on 2015 sales rankings from Progressive Grocer. As of September 25, 2016, we operated 456 stores in the United States (“U.S.”), Canada, and the United Kingdom (“U.K.”), averaging over eight million customer visits each week. Our stores average 39,000 square feet in size and are supported by our global headquarters, regional offices, distribution centers, bakehouse facilities, commissary kitchens, seafood-processing facilities, a produce procurement center, and a specialty coffee and tea procurement and roasting operation.

The following is a summary of our annual percentage sales and net long-lived assets by geographic area for the fiscal years indicated:

	2016	2015	2014
Sales:
United States	97%	97%	97%
Canada and United Kingdom	3	3	3
Total sales	100%	100%	100%
Long-lived assets, net:
United States	98%	97%	96%
Canada and United Kingdom	3	3	4
Total long-lived assets, net	100%	100%	100%
Figures may not sum due to rounding.

A five-year summary of certain financial and operating information can be found in Part II, “Item 6. Selected Financial Data,” of this report. See also Part II, “Item 8. Financial Statements and Supplementary Data.”

Industry Overview
According to Nielsen TDLinx and Progressive Grocer, the U.S. supermarket industry, which includes conventional supermarkets, supercenters, warehouse grocery stores, military commissaries and limited-assortment and natural/gourmet-positioned supermarkets, had approximately $649.1 billion in sales in 2015, a 2% increase over the prior year. Within this broader category, natural product sales through retail channels were approximately $107.9 billion, a 9% increase over the prior year, according to Natural Foods Merchandiser, a leading trade publication for the natural foods industry. We believe the growth in sales of natural and organic foods is being driven by numerous factors, including:

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

Our Quality Standards and Differentiated Product Offering
We believe our high quality standards differentiate our stores from other supermarkets and enable us to attract and maintain a broad base of loyal customers. Our groundbreaking quality standards ban hundreds of ingredients commonly found in products sold by other retailers, as well as products grown or produced by manufacturing, farming, fishing and ranching practices that don’t measure up. Here are a few highlights:

•	We ban more than 120 food ingredients commonly found in other stores.

•	We sell only food with no artificial flavors, colors, preservatives or sweeteners, and no hydrogenated fats or high-fructose corn syrup.

•	All of our fresh meat is from animals that have been assessed for animal welfare and have never been given hormones or antibiotics. No synthetic nitrates are added to our cured meat.

•	All of our seafood is sourced from responsibly-managed fish farms and sustainable fisheries.

•	All eggs in our dairy case and used in our kitchens and bakeries are from cage-free hens.

•	We ban 75 ingredients in our body care products due to human health and environmental concerns.

•	We only sell eco-friendly cleaning products with full ingredient disclosure labeling.

We offer the broadest selection of high-quality natural and organic products, with a strong emphasis on perishable foods. Our stores also feature a wide variety of non-GMO, vegan, gluten-free, dairy-free and other special diet foods. An average store carries approximately 35,000 SKUs, with certain of our larger stores carrying up to 55,000 SKUs.

The following is a summary of annual percentage sales by product category for the fiscal years indicated:

	2016	2015	2014
Perishables:
Prepared foods and bakery	19%	19%	19%
Other perishables	48	48	48
Total perishables	67	67	67
Non-perishables	34	34	33
Total sales	100%	100%	100%
Figures may not sum due to rounding.

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

All Whole Foods Market retail stores in North America are “Certified Organic.” Additionally, certain facilities and product lines have been certified organic through their own organic handling plans, including all of our regional distribution centers and several of our bakehouses; our 365 Organic Everyday Value™ private label product line; and our Allegro Coffee™ line.

We offer more than 30,000 unique organic SKUs company-wide, covering all areas of our store including produce, packaged goods, bulk, frozen, dairy, meat, bakery, prepared foods, coffee, tea, beer, wine, cheese, nutritional supplements, vitamins, body care, pet foods, and household goods. More than 30% of our sales, outside of prepared foods and bakery, were organic in fiscal year 2016.

Exclusive Brands
Our exclusive brands program, which generated approximately $2.3 billion in sales in fiscal year 2016 and currently features approximately 5,300 SKUs, is a key component of our value platform and essential to our product innovation and differentiation strategy. Led by our 365 Everyday Value® brand, exclusive brands accounted for approximately 15% of total retail sales in fiscal year 2016, up from 14% of total retail sales in fiscal year 2015. Approximately 55% of our exclusive brand food offerings are either certified organic or “Non-GMO Project Verified.” Other exclusive brands include, but are not limited to, Allegro Coffee, Whole Foods Market, Whole Paws, and Engine 2 Plant-Strong. In addition to our exclusive brands, we regularly offer approximately 400 temporary exclusives, which are branded products that are unique to Whole Foods Market in terms of flavor, size or other attributes.

Health Starts Here®
Our Health Starts Here logo is featured on products in our prepared foods departments that meet nutritional guidelines rooted in four principles: Focus on Whole Foods, Eat Plant-Strong™, Choose Healthy Fats, and Consider Nutrient Density. These

guidelines were created by doctors and registered dietitians based on scientific research as well as guidelines proposed by the USDA, U.S. Food and Drug Administration (“FDA”), World Health Organization and American Heart Association.

Responsibly Grown
Using a science-based index, our Responsibly Grown label assesses performance on important sustainable farming issues, including pest management, farm worker welfare, pollinator protection, water conservation and protection, soil health, ecosystems and biodiversity, waste, air, energy and climate.

Whole Trade® Guarantee
Products with our Whole Trade Guarantee label are sourced from developing countries and have been third-party certified to meet certain standards in terms of better wages and working conditions, sound environmental practices and community development projects. We donate 1% of our Whole Trade product sales to Whole Planet Foundation® to help alleviate world poverty.

Commitment to Local
Whole Foods Market currently purchases produce grown locally on more than 1,400 U.S. farms. Buying local allows us to offer our shoppers the freshest, most flavorful pick of seasonal products; it bolsters local economies by keeping money in the pockets of community growers; and it contributes to responsible land development and the preservation of viable green spaces. For some stores, “local” is defined as within a certain mile radius, and for others, it means within the metro, state, or tri-state area. In addition to featuring local products in our stores, we have disbursed approximately $21 million in loans to 260 local producers under our Local Producer Loan Program as of September 25, 2016.

Meat Standards and Animal Welfare
For 35 years, our quality standards have prohibited the administration of hormones of any type to animals raised for meat in our stores, including beef cattle and lamb (the only two species for which the USDA permits the use of hormones). Beta agonists, which are used to enhance growth and develop lean muscle tissue in livestock, are also prohibited. In 2002, we extended our standards to prohibit the use of therapeutic antibiotics for treating disease or infection. Sick animals are required to be treated, but they cannot then be sold to Whole Foods Market. In addition, since 2000, we have worked diligently with our suppliers to continually improve our animal welfare standards. In 2008, we implemented the Global Animal Partnership’s 5-Step® Animal Welfare Rating program in all of our stores in the U.S. and Canada. All beef, chicken, pork and turkey in our fresh meat cases must meet at least 100 animal welfare standards for a Step 1 rating.

Seafood Standards and Sustainability
We set strict requirements for the seafood we source, with full traceability from fishery or farm to store. All wild-caught seafood we sell is from fisheries that are certified sustainable by the Marine Stewardship Council or rated either “Green” or “Yellow” by the Monterey Bay Aquarium and The Safina Center. We don’t sell any red-rated seafood. All of our farmed seafood is third-party verified to meet our strict Responsibly Farmed standards, which prohibit antibiotics, parasiticides in the water or feed, and antifoulants on the nets. We also prohibit treating wild and farmed seafood with carbon monoxide or phosphate and sulfite preservatives. We have earned the top spot three years in a row on Greenpeace’s “Carting Away the Oceans” seafood sustainability report.

GMO Transparency
We announced our GMO (“genetically modified organism”) Transparency Initiative in 2013 and are well on our way to providing GMO transparency for the food we sell by September 1, 2018. Currently, we offer more than 30,000 certified organic items (which must be non-GMO to meet USDA organic standards) and more than 13,500 “Non-GMO Project Verified” products in our stores.

Body Care Standards
We never sell body care products that have been tested on animals, and we ban 75 ingredients commonly found in conventional body care products, including phthalates, formaldehyde, microbeads, triclosan, BHT, BHA and aluminum chlorohydrate. Body care products making an organic claim must be certified under the USDA’s National Organic Program or NSF International’s 305 Standard for Personal Care Products Containing Organic Ingredients. Additionally, our standards for dietary supplements and oral care products prohibit certain ingredients such as artificial colors, flavors and sweeteners.

Eco-Scale™
Our Eco-Scale rating system requires all household cleaning product ingredients to be listed on packaging, allowing shoppers to easily identify a product’s environmental impact and safety based on a red-orange-yellow-green color scale. All products in our stores must meet our minimum orange standard.

Growth Strategy
We are a Fortune 500 company, ranking number 181 on the 2016 list. Our sales have grown rapidly through strong comparable store sales growth, acquisitions and new store openings from approximately $93 million in fiscal year 1991, excluding the effect of pooling-of-interests transactions completed since 1991, to approximately $15.7 billion in fiscal year 2016.

Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. We typically target premium real estate sites, and while new stores may be as small as 20,000 square feet or as large as 75,000 square feet, the majority fall in the range of 30,000 to 45,000 square feet.

Our historical store growth for the fiscal years indicated is summarized below:

	2016	2015	2014	2013	2012
Stores at beginning of fiscal year	431	399	362	335	311
Stores opened	28	38	34	26	25
Acquired stores	—	—	4	6	—
Relocated stores	(3)	(6)	(1)	(5)	(1)
Stores at end of fiscal year	456	431	399	362	335
Total gross square footage at end of fiscal year	17,800,000	16,625,000	15,162,000	13,779,000	12,735,000
Year-over-year growth	7.1%	9.7%	10.0%	8.2%	7.6%

Our historical store development pipeline as of the dates indicated is summarized below:

	November 2, 2016	November 4, 2015	November 5, 2014	November 6, 2013	November 7, 2012
Stores in development	98	111	114	94	79
Average size (gross square feet)	42,000	43,000	41,000	38,000	37,000
Total gross square footage in development	4,136,000	4,810,000	4,723,000	3,605,000	2,896,000

Store Description
We strive to transform food shopping from a chore into a dynamic experience by designing and operating stores with a lively, inspirational atmosphere, mission-oriented décor and well-trained team members. We offer an exciting product mix that emphasizes our high quality standards and healthy eating, with a range of choices at every price level, ever-changing selections, samples, open kitchens, scratch bakeries, hand-stacked produce, bulk departments and extensive prepared foods stations featuring wood-burning pizza ovens; burrito stations and ethnic foods; juicing and handcrafted coffee stations; and greens, beans and grains cooking bars, among others. To meet our customers’ evolving needs and preferences, we carefully evaluate and balance the blend between full- and self-service options. We also incorporate environmentally sustainable aspects into our store design, and many stores have bicycle racks and electric vehicle charging stations. Our stores typically include sit-down eating areas and customer service booths, and many stores offer special services such as personal shopping, online ordering, and home delivery through customer service or Instacart. Many of our urban stores offer sit-down wine bars and tap rooms featuring local and/or craft beer and wine, creating a destination for customer gathering. We believe our stores play a unique role as a third place, besides the home and office, where people can gather, interact and learn while at the same time discovering the many joys of eating and sharing food.

In selecting store locations, we use an internally developed model to analyze potential sites based on various criteria such as education levels, interest in and awareness of natural and organic foods, population density and other demographic information within certain drive times. After we have selected a target site, our development group does a comprehensive site study and sales projection and works with our regional teams to develop construction and operating cost estimates. Each project must meet an internal Economic Value Added (“EVA®”) hurdle return, which for new stores generally is expected to be cumulative positive EVA in five years or less. In its simplest definition, EVA is equivalent to net operating profits after taxes minus a charge on the cost of invested capital necessary to generate those profits. The Company’s calculated weighted average cost of capital can vary with changes to the capital structure and is currently below 6%. For real estate purposes, however, the Company takes a more conservative approach, continuing to use an internal metric of 8%.

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

365 by Whole Foods Market™
In fiscal year 2016, we launched a value store format, 365 by Whole Foods Market. As a second growth vehicle, 365 complements the Whole Foods Market brand, allowing us to address the value-quality proposition through a convenient, smaller footprint and curated product selection. Our 365 stores feature a streamlined operating model, centralized buying, and inventory auto-replenishment. We are using our many learnings from our first three 365 openings to shape and evolve not only future 365 stores but Whole Foods Market stores as well.

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

United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 32% of our total purchases in fiscal year 2016. We entered into a distribution agreement in fiscal year 2016 which generally extends our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2025.

Store Operations
Whole Foods Market stores each employ between approximately 50 and 600 team members who generally comprise up to 10 self-managed teams per store, depending on store size and sales volume. The store team leader works closely with one or more associate store team leaders, as well as the department team leaders, to operate the store as efficiently and profitably as possible.

We strive to create a company-wide consciousness of “shared fate” by uniting the interests of team members as closely as possible with those of our shareholders. One way we reinforce this concept is through our Gainsharing program. Under Gainsharing, each team receives a labor budget expressed as a percentage of their team’s sales, with leverage built into the budgets on an overall company basis. When teams come in under budget due either to higher sales or lower labor costs, a portion of the surplus is divided among the team members and paid out every four weeks, and a portion is set aside in a savings pool, which is paid out annually. When teams are over budget, no Gainsharing is paid, and the overage is taken out of the team’s savings pool or paid back using future surpluses. Depending on sales volume, some stores operate under a “One Store” Gainsharing program which allows team members to work wherever they are needed most. Rewarding our team members for increases in labor productivity – something they can control – gives them a direct stake in the success of our business. We also encourage stock ownership among team members through our broad-based team member stock option plan, stock purchase plan and 401(k) plan.

Team Members
As of September 25, 2016, we had approximately 87,000 team members. Full-time team members accounted for approximately 69% of all permanent positions, and full-time voluntary turnover was approximately 18%.

For the past 19 years, our team members have helped Whole Foods Market become one of FORTUNE magazine’s “100 Best Companies to Work for in America.” We are one of only 11 companies to make the “100 Best” list every year since its inception. All of our team members are non-union, and we consider our team member relations to be very strong.

We believe in empowering our team members to make Whole Foods Market not only a great place to shop but a great place to build a career. Our salary and benefits programs reflect our philosophy of egalitarianism. To ensure they are perceived as fundamentally fair to all stakeholders, our books are open to our team members, including our annual individual compensation report. We also have a salary cap that limits the total cash compensation paid to any team member in a calendar year to 19 times the average annual wage, including bonuses, of all full-time team members. We have increased this multiple only three times since the salary cap policy was first adopted approximately 30 years ago. Additionally, in 2007, our co-founder and co-Chief Executive Officer, John Mackey, voluntarily reduced his annual salary to $1 and elected to forgo any future bonuses or equity awards.

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

As medical costs continue to rise, we periodically restructure how costs are shared between the Company and team members to ensure our health plan remains sustainable. Under the current medical plan, Whole Foods Market provides health care coverage at no cost to full-time team members working 30 or more hours per week and having a minimum of 20,000 service hours, representing roughly 10 years of full-time employment. Full-time team members with 800 to 19,999 service hours pay a premium of $20 per paycheck for individual coverage. In addition, the Company provides personal wellness dollars in the form of either a health reimbursement arrangement (“HRA”) or health savings account (“HSA”). Based on service hours, team members can receive up to $1,800 per year to help cover the cost of deductibles and other allowable out-of-pocket health care expenses not covered by insurance.

We promote the health of our team members through two voluntary programs. The Total Health Immersion Program provides educational opportunities for team members that are paid by the Company. The Healthy Discount Incentive Program offers additional store discounts of up to 35%, going beyond the standard store discount that all team members receive, based on meeting designated biometric criteria for cholesterol/LDL, BMI or waist-height ratio, blood pressure, and being nicotine-free.

Competition
Food retailing is a large, intensely competitive industry. Our competition includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets, restaurants, and home delivery and meal solution companies, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price, convenience or a combination of these factors.

Technology
We are replacing our core legacy systems with scalable solutions, and leveraging technology to operate more efficiently and deliver an improved end-to-end shopping experience. Major milestones achieved over the last year included the launch of digital coupons and a national digital sales flyer within the Whole Foods Market mobile app; completion of the rollout of a new labor scheduling tool for all U.S. customer service teams; and completion of the U.S. rollout within our customer platform centered around a unified point-of-sale system. We also expanded our Instacart partnership, offering delivery in more U.S. cities and additional zip codes in existing markets; market test launched our new Rewards program in Dallas and Fort Worth, building upon our initial pilot in Philadelphia; and began the testing phase for the first item management release of our new cloud-based product platform through our partnership with Infor.

Marketing
We are growing our investment in global marketing to increase the efficiency and effectiveness of our programming. We continue to develop our reach across all channels - paid, owned and earned - with a focus on accelerating our social media presence. Currently, we have over 13 million fans and followers across Facebook, Twitter and Instagram. Additionally, we have sharpened our focus on lifecycle marketing through engagement and basket-driving programs to create deeper connections with our customers on a one-to-one basis. Staying true to our roots, we remain committed to having a strong voice in the communities we serve through an emphasis on nonprofit partnerships that help grow our business and our communities at the same time.

Value Programs
In addition to our 365 Everyday Value exclusive products, we offer thousands of competitively-priced branded items and regularly promote thousands of products each month, including the widest array of organic and non-GMO sale items available. Our website and Whole Foods Market mobile app feature current store sales, budget-friendly recipes and money-saving tips. Our app also features digital coupons and a national digital weekly sales flyer. In addition, we offer Rewards programs at Whole Foods Market stores in Philadelphia, Dallas and Fort Worth and at our 365 by Whole Foods Market stores.

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

Whole Planet Foundation
Created in 2005, Whole Planet Foundation (www.wholeplanetfoundation.org) is an independent, nonprofit organization whose mission is to empower the poor through microcredit, with a focus on developing-world communities that supply our stores with product. Program grants are funded in part by the sale of products under the Company’s Whole Trade Guarantee Program, along with support from customers, suppliers and team members. As of June 30, 2016, Whole Planet Foundation has partnered with 83 unique microfinance institutions to facilitate more than $70 million in various donor-funded grants for 143 projects in 69 countries where the Company sources products. Over 1.5 million borrower families (88% women) have received loans, which are being used for home-based businesses.

Whole Kids Foundation™
Whole Kids Foundation (www.wholekidsfoundation.org), an independent nonprofit organization founded in 2011, is dedicated to improving children’s nutrition by supporting schools and inspiring families. The foundation provides grants for school gardens and salad bars and offers cooking and nutrition education for teachers and staff. Through the generosity of Whole Foods Market customers, suppliers and community donors, approximately 3,650 schools in the U.S. and Canada have received school garden grants, and over 70 have received honey bee hive grants. In addition, Whole Foods Market and Whole Kids Foundation, in partnership with Let’s Move Salad Bars to Schools, have provided approximately 4,700 salad bars to schools around the country, and more than 11,000 teachers and staff have received nutrition inspiration.

Whole Cities Foundation™
Founded in 2014, Whole Cities Foundation (www.wholecitiesfoundation.org) is an independent nonprofit dedicated to individual and community health through collaborative partnerships, education and broader access to nutritious food in underserved communities. Specifically, Whole Cities Foundation invests in partnerships with grassroots organizations creating innovative solutions to food access and health in their communities. Urban farms that collaborate with nutrition education programs to offer affordable healthy food, cooking classes, and health and wellness information are one example. To date, Whole Cities Foundation has invested in partnerships in Englewood (Chicago), IL; New Orleans, LA; Detroit, MI; and Jackson, MS, with partnerships underway in Newark, NJ and other cities.

Green Mission®
We are committed to practicing and advancing environmental stewardship, earning seven Environmental Protection Agency (“EPA”) Green Power awards. In 2014, we announced our commitment to reduce energy consumption 20% by 2020 as an official partner in the Department of Energy’s Better Buildings Challenge. Many of our stores and facilities use or host rooftop solar systems, wind turbines, combined heat and power (CHP) systems, non-HFC refrigeration, and rooftop farms. We also have installed electric vehicle charging stations at more than 75 U.S. stores. We build our new stores with the environment in mind, using green building innovations whenever possible. Dozens of stores have received Leadership in Energy and Environmental Design (“LEED”) certification by the U.S. Green Building Council; earned Green Globes certification from the Green Building Initiative; and received GreenChill Certification awards from the EPA. This includes one store in Dublin, CA that was honored in 2016 with the EPA’s “Best of the Best” GreenChill Award for its state-of-the-art refrigeration system.

Since 2008, we no longer offer disposable plastic grocery bags at the checkouts in our stores, and we offer a refund of at least a nickel per reusable bag. We were the first national retailer to provide Forest Stewardship Council certified paper bags originating from 100% post-consumer recycled fiber. Unless located in a community that does not support recycling and composting, all of our stores are involved in a recycling program, and most participate in a composting program where food waste and compostable paper items are regenerated into compost. Twenty-eight of our stores have been Zero Waste Certified (defined as having a 90% overall diversion rate of waste from landfills) by the U.S. Zero Waste Business Council. In addition, we continue to partner with packaging suppliers and vendors to ensure the highest standards for sustainable quality packaging, including the use of fiber packaging in many of our prepared foods departments as a compostable alternative to traditional petroleum and wood- or tree-

based materials. We also are working to eliminate the use of Styrofoam in packing materials shipped to our Company and in product packaging in our stores.

Recognitions
Whole Foods Market was recognized on a number of lists in fiscal year 2016, including but not limited to: FORTUNE’s “World’s Most Admired Companies,” “100 Best Companies to Work for in America” and “Blue Ribbon Companies” lists; Forbes’ “America’s Best Employers” list and its list of “Top 10 Brands With Which U.S. Consumers Have the Most Intimacy” based on reporting by brand consultancy MBLM; Business Insider’s list of “24 Brands that Improve the Quality of Everyday Life” based on a survey by polling site Ranker.com, and the “Business Insider 100: The Creators” list; and LinkedIn’s “North America’s 2015 Top 100 InDemand Employers” list. FORTUNE also named us to its “20 Best Workplaces in Retail,” “10 Best Workplaces in the Fortune 500,” and “100 Best Workplaces for Millennials” lists.

Trademarks
Trademarks owned by the Company or its subsidiaries include, but are not limited to: “Whole Foods Market” and the “Whole Foods Market” logo, “365 by Whole Foods Market” and the “365 by Whole Foods Market” logos, “365” and the “365” logo, “365 Everyday Value” and the “365 Everyday Value” logos, “AFA,” “Allegro Coffee Company” and the “Allegro” logo, “America’s Healthiest Grocery Store,” “Awesome Eats,” “Bread & Circus,” “Eco-Scale,” “Food from a Happy Place,” “Fresh & Wild,” “Fresh Fields,” “Friends of 365,” “Green Mission,” “Greenlife Grocery,” “Harry’s Farmers Market,” “Health Starts Here” and the “Health Starts Here” logo, “Ideal Market,” “Improving Lives with Every Purchase,” the Leafy “O” logo, the “Local Producer Loan Program” logo, “Merchant of Vino,” “Mrs. Gooch’s,” “My Street Grocery” and the “My Street Grocery” logo, the “Responsibly Grown” logo, “Vine Buys,” “Wellspring,” “Whole Body” and the “Whole Body” logo, “Whole Catch,” “Whole Cities Foundation,” “The Whole Deal,” “Whole Foods, Whole People, Whole Planet,” “Whole Foods Market Brewing Company,” “Whole Kids,” “Whole Kids Foundation,” “Whole Paws” and the “Whole Paws” logo, “Whole Planet Foundation,” “Whole Story,” and “Whole Trade”. The Company and its subsidiaries have registered or applied to register numerous trademarks, service marks, stylized logos, and brand names in the U.S. and in many additional countries throughout the world. In addition, the Company licenses certain trademarks, including “ENGINE 2” and “PLANT-STRONG,” which are trademarks owned by Engine 2 for Life, LLC. The Company considers certain of its trademarks to be of material importance and actively defends and enforces such trademarks. The duration of trademark registrations varies from country to country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Executive Officers of the Registrant
The following table sets forth the name, age, and position of each of the persons who was serving as an executive officer of the Company as of November 11, 2016:

Name	Age	Position
John Mackey	63	Co-Chief Executive Officer
Walter Robb	62	Co-Chief Executive Officer
A.C. Gallo	63	President and Chief Operating Officer
Glenda Flanagan	62	Executive Vice President and Chief Financial Officer
James Sud	64	Executive Vice President of Growth and Business Development
David Lannon	50	Executive Vice President of Operations
Kenneth Meyer	48	Executive Vice President of Operations
Jason Buechel	38	Executive Vice President and Chief Information Officer

John Mackey, co-founder of the Company, has served as co-Chief Executive Officer since May 2010, was the Chief Executive Officer from 1978 to May 2010, and was President from June 2001 to October 2004. Mr. Mackey co-authored Conscious Capitalism: Liberating the Heroic Spirit of Business, a 2013 New York Times and Wall Street Journal best seller. To date, profits from books sold at Whole Foods Market stores, along with 100% of the royalties received by Mr. Mackey, have resulted in donations of nearly $190,000 to Whole Planet Foundation.

Walter Robb has served as co-Chief Executive Officer since May 2010. Mr. Robb also served as the co-President and co-Chief Operating Officer from 2004 to May 2010, as Chief Operating Officer from 2001 to September 2004, and as Executive Vice President from 2000 to February 2001. Since joining the Company in 1991, Mr. Robb has also served as Store Team Leader and President of the Northern California Region. On November 2, 2016, we announced that Mr. Robb will resign as co-Chief Executive Officer effective as of December 31, 2016. Mr. Robb will continue to serve as a senior advisor to the Company from January 1, 2017 to September 24, 2017.

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

Glenda Flanagan has served as Executive Vice President and Chief Financial Officer of the Company since December 1988. On November 2, 2016, we announced that Ms. Flanagan intends to retire from her role, effective the end of the Company’s 2017 fiscal year. Ms. Flanagan will continue to serve the Company in a senior advisor capacity.

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

Jason Buechel has served as Executive Vice President and Chief Information Officer of the Company since July 2015. Mr. Buechel joined the Company in 2013 and served as Global Vice President and Chief Information Officer until July 2015. Prior to that, he spent 12 years at Accenture, where he served as Managing Director and Partner in the company’s retail operations practice, including leading the retail channels practice for North America.

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
United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 32.5% of our total purchases in fiscal year 2016. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels.

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
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and team member health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. In addition, a significant number of our stores are in locations that could be affected by natural disasters. In the event of a natural disaster, the Company could incur significant losses and significant expenditures in order to resume operations. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Market and Other External Risks
Increased competition may adversely affect our revenues and profitability.
Our competitors include but are not limited to local, regional, national and international supermarkets, natural food stores, warehouse membership clubs, online retailers, small specialty stores, farmers’ markets, restaurants, home delivery and meal solution companies. Their businesses compete with us for products, customers and locations. In addition, some are expanding more aggressively in offering a range of natural and organic foods. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies, our operating results may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing.

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
We source our products from a variety of local, regional, national and international suppliers, and we rely on them to meet our quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality natural and organic products will be available to meet our needs. Competition has increased for natural, organic, sustainably-sourced, and responsibly-grown products. As other competitors significantly increase their natural and organic product offerings, if new laws require the reformulation of certain products to meet tougher standards, or if natural disasters or other catastrophic events occur, the supply of these products may be constrained.

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
During fiscal year 2016, we entered into a $500 million revolving line of credit that extends to 2020, and we completed an offering of $1.0 billion aggregate principal amount of 5.2% senior notes due 2025. Changes in our credit ratings, or in the interest rate environment, could have an adverse impact on our financing costs. A significant portion of our future cash flow from operating activities may be dedicated to the repayment of our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future. There is no guarantee that we will be able to meet our debt service obligations. If we fail to comply with our debt covenants, we will be in default, in which case there can be no assurance that we would be able to cure the default, receive waivers from our lenders, amend the loan agreement or refinance the debt. See Note 9 of the Notes to Consolidated Financial Statements in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

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
Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states or countries where we have lower statutory rates and higher-than-historical results in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities. See Note 11 of the Notes to Consolidated Financial Statements in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

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

A failure or our internal control over financial reporting could materially impact our business or stock price.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. The Company’s management concluded that its internal control over financial reporting was effective as of September 25, 2016. See Management’s Report on Internal Control over Financial Reporting in Part 11, “Item 9A. Controls and Procedures,” of this report.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of September 25, 2016, we operated 456 stores: 436 stores in 42 U.S. states and the District of Columbia; 11 stores in Canada; and 9 stores in the U.K. We own 18 stores and three distribution facilities. We also own four properties leased to third parties; a building on leased land, which is leased to third parties; and a parking facility on leased land. All other stores, distribution centers, bakehouses and administrative facilities are leased, and we have options to renew most of our leases in five-year increments. In addition, as of September 25, 2016, we had 21 leased properties and adjacent spaces that are not being utilized in current operations, of which 15 are related to our acquisition of Wild Oats Markets in August 2007. We are actively negotiating to sublease or terminate leases related to these locations.

The following table shows the number of our stores by U.S. state, the District of Columbia, Canada and the U.K. as of September 25, 2016:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alabama	3	Kansas	4	New York	17
Arizona	11	Kentucky	2	North Carolina	12
Arkansas	2	Louisiana	6	Ohio	9
California	85	Maine	1	Oklahoma	3
Canada	11	Maryland	9	Oregon	9
Colorado	20	Massachusetts	31	Pennsylvania	10
Connecticut	9	Michigan	7	Rhode Island	3
District of Columbia	4	Minnesota	6	South Carolina	4
Florida	26	Mississippi	1	Tennessee	6
Georgia	10	Missouri	3	Texas	29
Hawaii	3	Nebraska	2	United Kingdom	9
Idaho	1	Nevada	5	Utah	5
Illinois	26	New Hampshire	2	Virginia	13
Indiana	4	New Jersey	15	Washington	10
Iowa	1	New Mexico	4	Wisconsin	3

Item 3.    Legal Proceedings.

Information related to our legal proceedings is discussed in Note 16 of the Notes to Consolidated Financial Statements in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whole Foods Market’s common stock is traded on the NASDAQ Global Select Market under the symbol “WFM.”

The Company is a member of the Standard & Poor’s S&P 500 Index and the NASDAQ-100® Index.

The following table sets forth the intra-day quarterly high and low sale prices of the Company’s common stock for fiscal years 2016 and 2015:

	High	Low
Fiscal year 2016:
September 28, 2015 to January 17, 2016	$34.84	$28.61
January 18, 2016 to April 10, 2016	34.61	27.94
April 11, 2016 to July 3, 2016	35.43	28.06
July 4, 2016 to September 25, 2016	34.67	27.67
Fiscal year 2015:
September 29, 2014 to January 18, 2015	$52.40	$36.24
January 19, 2015 to April 12, 2015	57.57	50.70
April 13, 2015 to July 5, 2015	52.16	39.10
July 6, 2015 to September 27, 2015	41.97	30.18

As of November 11, 2016, there were 1,326 holders of record of Whole Foods Market’s common stock, and the closing stock price was $30.30.

Dividends
The following table provides a summary of dividends declared per common share during fiscal years 2016 and 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016 (1)	0.135	October 3, 2016	October 14, 2016	43
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.13	April 10, 2015	April 21, 2015	47
June 9, 2015	0.13	July 2, 2015	July 14, 2015	47
September 15, 2015	0.13	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at September 25, 2016

On November 2, 2016, the Company’s Board of Directors authorized an increase in the Company’s quarterly dividend to $0.14 per common share from $0.135 per common share, payable on January 24, 2017, to shareholders of record at the close of business on January 13, 2017. The Company will pay future dividends at the discretion of the Company’s Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Performance Graph
The following graph and accompanying table show the cumulative five-year total return to shareholders of Whole Foods Market, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index, and the S&P Consumer Staples Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from September 30, 2011 to September 30, 2016. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016
Whole Foods Market, Inc.	100.00	150.11	185.79	122.34	102.88	93.80
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
S&P Consumer Staples	100.00	124.30	141.77	165.19	176.92	204.82
Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information about the Company’s share repurchase activity during the twelve weeks ended September 25, 2016.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 4, 2016 - July 31, 2016	—	$—	—	$457,947,710
August 1, 2016 - August 28, 2016	—	—	—	457,947,710
August 29, 2016 - September 25, 2016	516,285	27.98	516,285	443,504,390
Total	516,285	$27.98	516,285

(1)	Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2016.

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

	Sept. 25, 2016	Sept. 27, 2015	Sept. 28, 2014	Sept. 29, 2013	Sept. 30, 2012
Consolidated Statements of Operations Data (1)
Sales	$15,724	$15,389	$14,194	$12,917	$11,699
Cost of goods sold and occupancy costs	10,313	9,973	9,150	8,288	7,543
Gross profit	5,411	5,416	5,044	4,629	4,156
Selling, general and administrative expenses	4,477	4,472	4,032	3,682	3,355
Pre-opening expenses	64	67	67	52	47
Relocation, store closure and lease termination costs	13	16	11	12	10
Operating income	857	861	934	883	744
Interest expense	(41)	—	—	—
Investment and other income	11	17	12	11	8
Income before income taxes	827	878	946	894	752
Provision for income taxes	320	342	367	343	286
Net income	$507	$536	$579	$551	$466

Basic earnings per share	$1.55	$1.49	$1.57	$1.48	$1.28
Weighted average shares outstanding	326.1	358.5	367.8	371.2	364.8

Diluted earnings per share	$1.55	$1.48	$1.56	$1.47	$1.26
Weighted average shares outstanding, diluted basis	326.9	360.8	370.5	374.5	368.9

Dividends declared per common share	$0.54	$0.52	$0.48	$1.40	$0.28

Consolidated Balance Sheets Data
Net working capital	$634	$292	$499	$892	$1,126
Total assets	6,341	5,741	5,744	5,538	5,294
Long-term debt (including current maturities)	1,051	65	62	27	24
Shareholders’ equity	3,224	3,769	3,813	3,878	3,802

Operating Data		—
Number of stores at end of fiscal year	456	431	399	362	335
Average store size (gross square footage)	39,000	39,000	38,000	38,000	38,000
Average weekly sales per store	$682,000	$715,000	$722,000	$711,000	$682,000
Comparable store sales increase (decrease)(2)	(2.5)%	2.5%	4.4%	7.0%	8.8%
(1) Fiscal years 2016, 2015, 2014, and 2013 were 52-week years and fiscal year 2012 was a 53-week year.
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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. We are a mission-driven company that aims to set the standards of excellence in food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of September 25, 2016, operated 456 stores: 436 stores in 42 U.S. states and the District of Columbia; 11 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2016, 2015 and 2014 were 52-week years.

Economic and Industry Factors
Food retailing is a large, intensely competitive industry. According to Nielsen TDLinx and Progressive Grocer, the U.S. supermarket industry, which includes conventional supermarkets, supercenters, warehouse grocery stores, military commissaries and limited-assortment and natural/gourmet-positioned supermarkets, had approximately $649.1 billion in sales in 2015, a 2% increase over the prior year. Within this broader category, natural product sales through retail channels totaled approximately $107.9 billion, a 9% increase over the prior year, according to Natural Foods Merchandiser. Our competition includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets, restaurants, home delivery and meal solution companies, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price, convenience or a combination of these factors.

We offer the broadest selection of high-quality natural and organic products, with a strong emphasis on perishable foods. We believe our high quality standards differentiate our stores from other supermarkets and enable us to attract and maintain a broad base of loyal customers. Our groundbreaking quality standards ban hundreds of ingredients commonly found in products sold by other retailers, as well as products grown or produced by manufacturing, farming, fishing and ranching practices that don’t measure up.

Overview of Fiscal Year 2016
During fiscal year 2016, we achieved record total sales of $15.7 billion, a 2.2% increase over the prior year. Comparable store sales decreased 2.5%. Average weekly sales per store were $682,000, translating to sales per gross square foot of approximately $915. Net income was $507 million, or 3.2% of sales, diluted earnings per share were $1.55, and EBITDA totaled $1.4 billion, or 8.6% of sales. For the fiscal year, the Company produced $1.1 billion in cash flow from operations and invested $716 million in capital expenditures. This resulted in free cash flow of $400 million. In addition, the Company paid $177 million in quarterly dividends to shareholders and repurchased $944 million, or 31.7 million shares of common stock. At November 2, 2016, the Company had $443 million remaining in repurchase authority.

On November 2, 2016, the Board of Directors declared an increase in the Company’s quarterly dividend to $0.14 per share from $0.135 per share, representing an annual return to shareholders of approximately $179 million. The next dividend is payable on January 24, 2017 to shareholders of record as of January 13, 2017.

Our progress on strategic initiatives during fiscal year 2016 included:

•	More than half way towards two-year $300 million expense reduction goal

•	Successful launch of new value format, 365 by Whole Foods Market™

•	Sales of over $5 billion in Exclusive Brands, prepared foods and bakery

•	Enhanced Whole Foods Market app, including digital coupons and sales flyer

•	Pilot of new Rewards program in the Dallas/Fort Worth area

•	Over 13 million followers on social media and first grocer to utilize chatbot technology

•	Instacart ordering now available through the Whole Foods Market website, offering fresh grocery delivery to more homes in the U.S. than any other food retailer

•	New unified point-of-sale system, including EMV technology, across all of our U.S. stores

Fiscal Year 2017 Outlook
The Company remains focused on the metrics it believes are key to the long-term health of its business and for fiscal year 2017 is targeting:

•	Sales growth of 2.5% to 4.5%;

•	Comparable store sales of -2% to 0%;

•	Ending square footage growth of approximately 6%, reflecting approximately 30 new stores, including up to six relocations and four 365 stores;

•	Diluted EPS of $1.42 or greater, excluding any potential share repurchases;

•	EBITDA margin of approximately 8.2%;

•	Capital expenditures of 4% of sales; and

•	ROIC of 11% or greater.

The Company has seen stability in comparable store sales over the last two quarters of fiscal year 2016 and an improvement in trends first quarter to date of fiscal year 2017 for both traffic and basket size.  The Company is encouraged that its value and marketing efforts appear to be gaining traction with customers and believes it will see momentum as its sales-building initiatives are rolled out in fiscal year 2017.  The competitive landscape is very dynamic, however, and it is uncertain how long the deflationary environment will continue. The high end of the comp range reflects a -2.5% two-year comp, slightly better than the -2.8% in the fourth quarter of fiscal year 2016, while the low end reflects the possibility that two-year trends could get marginally worse before they get better, as the Company has seen in the first quarter to date of fiscal year 2017.

The Company plans to further reduce its cost structure this year but expects these savings to be more than offset by investments to drive traffic and sales, as well as higher occupancy, depreciation and other costs. Therefore, the Company expects a decline in operating margin of up to 60 basis points for the year, with greater declines in the first half primarily related to higher year-over-year pre-opening in the first quarter and marketing expense in the first and second quarters.  The earnings per share outlook of $1.42 or greater excludes potential buybacks and reflects a 39% tax rate for the fiscal year.

Subsequent to the end of fiscal year 2016, the Company announced certain structure and leadership changes.  In the first quarter of fiscal year 2017, the Company expects to incur a charge of approximately $13 million associated with Walter Robb’s separation agreement.  The estimated $0.03 impact of this charge is not reflected in fiscal year 2017 guidance.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	2016	2015	2014
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.6	64.8	64.5
Gross profit	34.4	35.2	35.5
Selling, general and administrative expenses	28.5	29.1	28.4
Pre-opening expenses	0.4	0.4	0.5
Relocation, store closure and lease termination costs	0.1	0.1	0.1
Operating income	5.5	5.6	6.6
Interest expense	(0.4)	—	—
Investment and other income	0.1	0.1	0.1
Income before income taxes	5.3	5.7	6.7
Provision for income taxes	2.0	2.2	2.6
Net income	3.2%	3.5%	4.1%
Figures may not sum due to rounding.

Sales
Sales totaled approximately $15.7 billion, $15.4 billion and $14.2 billion in fiscal years 2016, 2015 and 2014, respectively, representing increases of 2.2%, 8.4% and 9.9% over the previous fiscal years, respectively. Comparable store sales are reflected in the table below for the fiscal years indicated.

	2016	2015	2014
Comparable store sales	(2.5)%	2.5%	4.4%
Change in transactions	(2.6)%	0.8%	2.3%
Change in basket size	0.1%	1.7%	2.1%

The rapidly increasing availability of fresh, healthy foods across many existing as well as new channels has had a negative impact on our comparable store sales growth over the last two years. During fiscal year 2016, the decline in transaction count was partially offset by an improvement in basket size over the prior fiscal year. The improvement in items per basket more than offset decreases in the average price per item. In a heightened competitive and promotional environment, we have remained focused on our initiatives to build sales over the long term and are seeing encouraging signs of customers responding, as reflected in our improving items per basket.  As our value, personalization and marketing efforts gain traction and new sales-building initiatives roll out throughout fiscal year 2017, we expect our traffic trends to improve as well. Comparable store sales contributed approximately 94.3%, 93.3% and 94.0% to total sales in fiscal years 2016, 2015 and 2014, respectively. As of September 25, 2016, there were 427 locations in the comparable store base as compared to 390 locations and 358 locations as of September 27, 2015 and September 28, 2014, respectively.

Gross Profit
Gross profit totaled approximately $5.4 billion, $5.4 billion and $5.0 billion in fiscal years 2016, 2015 and 2014, respectively. Gross profit as a percentage of sales decreased 78 basis points in fiscal year 2016 compared to the prior fiscal year. Net LIFO inventory reserves decreased approximately $7 million during fiscal year 2016 compared to an increase of approximately $1 million and $16 million in fiscal years 2015 and 2014, respectively. The decrease in fiscal years 2016 and 2015 was driven by an increase in cost of goods sold as a percentage of sales, primarily reflecting our ongoing value strategy. During fiscal year 2014, gross profit as a percentage of sales decreased 30 basis points compared to the prior fiscal year and was the result of the decision not to pass through all product cost increases to customers. Results during fiscal year 2015 also include a supplier credit of approximately $9 million. Excluding these charges, gross profit as a percentage of sales decreased 77 basis points and 51 basis points in fiscal years 2016 and 2015, respectively, compared to the prior fiscal year.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled approximately $4.5 billion, $4.5 billion and $4.0 billion in fiscal years 2016, 2015 and 2014, respectively. During fiscal year 2015, selling, general, and administrative expenses included asset impairment charges totaling approximately $47 million, one-time termination charges of $34 million, and approximately $8 million of expense related to the implementation of California’s new paid sick leave law. Excluding these charges, selling, general and administrative expenses decreased two basis points as a percentage of sales as compared to the prior year and increased eight basis points as a percentage of sales in fiscal year 2015 compared to the prior year. Selling, general, and administrative expenses also include marketing expenses totaling approximately $30 million and $13 million in fiscal year 2016 and fiscal year 2015, respectively, associated with the Company’s national brand campaign. Selling, general, and administrative expenses decreased nine basis points as a percentage of sales in fiscal years 2014 compared to the prior year.

Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in millions):

	2016	2015	2014
Cost of goods sold and occupancy costs	$2	$2	$2
Selling, general and administrative expenses	47	62	66
Share-based payment expense before income taxes	49	64	68
Income tax benefit	(19)	(25)	(26)
Net share-based payment expense	$30	$39	$42

Pre-opening Expenses
Pre-opening expenses totaled approximately $64 million, $67 million and $67 million in fiscal years 2016, 2015 and 2014, respectively.

Relocation, Store Closure and Lease Termination Costs
Relocation, store closure and lease termination costs totaled approximately $13 million, $16 million and $11 million in fiscal years 2016, 2015 and 2014, respectively. The numbers of stores opened, acquired and relocated were as follows:

	2016	2015	2014
New and acquired stores	25	32	37
Relocated stores	3	6	1

Interest Expense
Interest expense, primarily related to the Company’s $1.0 billion offering of 5.2% senior notes completed on December 3, 2015, totaled approximately $41 million during fiscal year 2016. Interest expense was not material during fiscal years 2015 and 2014.

Investment and Other Income
Investment and other income which includes gift card breakage, interest income, investment gains and losses and other income, totaled approximately $11 million, $17 million and $12 million in fiscal years 2016, 2015 and 2014, respectively.

Income Taxes
Income taxes resulted in an effective tax rate of approximately 38.7%, 39.0% and 38.8% in fiscal years 2016, 2015 and 2014, respectively. The higher effective tax rate in fiscal year 2015 primarily reflects a shift in the mix and level of earnings throughout the jurisdictions in which we operate.

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

The Company defines adjusted EBITDA as EBITDA plus non-cash share-based payment expense and deferred rent. The following is a tabular reconciliation of the non-GAAP financial measure adjusted EBITDA to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. Adjusted EBITDA for the fiscal years indicated was as follows (in millions):

	2016	2015	2014
Net income	$507	$536	$579
Provision for income taxes	320	342	367
Interest expense	41	—	—
Investment and other income, net of interest expense	(11)	(17)	(12)
Operating income	857	861	934
Depreciation and amortization	498	439	377
EBITDA	1,355	1,300	1,311
Share-based payment expense	49	64	68
Deferred rent	48	34	40
Adjusted EBITDA	$1,452	$1,398	$1,419

The Company defines free cash flow as net cash provided by operating activities less capital expenditures. The following is a tabular reconciliation of the non-GAAP financial measure free cash flow for the fiscal years indicated (in millions):

	2016	2015	2014
Net cash provided by operating activities	$1,116	$1,129	$1,088
Development cost of new locations	(395)	(516)	(447)
Other property and equipment expenditures	(321)	(335)	(263)
Free cash flow	$400	$278	$378

The Company defines ROIC as adjusted earnings divided by average invested capital. Adjustments to earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC for the fiscal years indicated was as follows (in millions):

	2016	2015	2014
Net income	$507	$536	$579
Interest expense, net of tax	25	—	—
Adjusted earnings	532	536	579
Total rent expense, net of tax (1)	285	261	241
Estimated depreciation on capitalized operating leases, net of tax (2)	(190)	(174)	(161)
Adjusted earnings, including the effect of capitalized operating leases	$627	$623	$659

Average working capital, excluding current portion of long-term debt	$615	$472	$744
Average property and equipment, net	3,296	3,066	2,670
Average other assets	987	1,084	1,108
Average other liabilities	(698)	(637)	(573)
Average invested capital	4,200	3,985	3,949
Average estimated asset base of capitalized operating leases (3)	3,718	3,417	3,154
Average invested capital, including the effect of capitalized operating leases	$7,918	$7,402	$7,103

ROIC	12.7%	13.4	14.7%
ROIC, including the effect of capitalized operating leases	7.9%	8.4	9.3%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	September 25, 2016	September 27, 2015
Cash and cash equivalents	$351	$237
Short-term investments - available-for-sale securities	379	155
Total	$730	$392

Additionally, the Company held long-term investments in available-for-sale securities totaling approximately $63 million at September 27, 2015. The Company held no long-term investments in available-for-sale securities at September 25, 2016.

We generated cash flows from operating activities totaling approximately $1.1 billion in fiscal years 2016, 2015 and 2014. Cash flows from operating activities resulted primarily from our net income plus non-cash expenses and changes in operating working capital. Depreciation and amortization was the primary non-cash expense included in cash flows from operating activities totaling approximately $498 million, $439 million, and $377 million in fiscal years 2016, 2015, and 2014, respectively. Depreciation and amortization in fiscal years 2016 and 2015 included approximately $10 million and $25 million, respectively,  of depreciation expense related to technology assets associated with the replacement of our disparate core legacy platforms with unified scalable solutions.

Net cash used in investing activities totaled approximately $895 million, $455 million and $484 million for fiscal years 2016, 2015 and 2014, respectively. Net purchases of available-for-sale securities totaled approximately $162 million in fiscal year 2016 as compared to net sales and maturities of available-for-sale securities totaling $434 million and $334 million in fiscal years 2015 and 2014, respectively. Our principal historical capital requirements have been the funding of the development or acquisition of new stores and acquisition of property and equipment for existing stores. Net payments for the purchase of acquired entities totaled approximately $11 million in fiscal year 2016 related to the acquisition of certain land and buildings, which have cash flows from existing tenants. Net payments for the purchase of acquired entities were not material in fiscal year 2015. Net payments for the purchase of acquired entities totaled approximately $73 million in fiscal year 2014 related to the acquisition of certain land and buildings, which have cash flows from existing tenants, and four retail locations. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for fiscal years 2016, 2015 and 2014 totaled approximately $716 million, $851 million and $710 million, respectively, of which approximately $395 million, $516 million and $447 million, respectively, was for the development of new locations and approximately $321 million, $335 million and $263 million, respectively, was for remodels and other property and equipment expenditures.

The following table provides information about the Company’s store growth and development activities for Whole Foods Market and 365 by Whole Foods Market stores scheduled to open through fiscal year 2021:

	Stores opened			Leases signed as of Nov. 2, 2016
	During fiscal year 2015	During fiscal year 2016	During fiscal year 2017 as of Nov. 2, 2016	WFM	365	Total
Number of stores (including relocations)	38	28	9	79	19	98
Number of relocations	6	3	1	18	—	18
Percentage in new markets	11%	21%	56%	11%	32%	15%
Total square footage	1,653,000	1,190,000	391,000	3,585,000	551,000	4,136,000

As of November 2, 2016, the Company operated 464 stores totaling approximately 18.2 million square feet.

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 98 stores in our current store development pipeline. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $113 million, $622 million and $698 million in fiscal years 2016, 2015 and 2014 respectively.

On November 2, 2015, the Company entered into new $500 million five-year revolving credit facility (the “Credit Agreement”). The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate, on November 2, 2020. During the first quarter of fiscal year 2016, the Company borrowed and repaid $300 million under the Credit Agreement.

On December 3, 2015, the Company completed its offering of $1.0 billion aggregate principal amount of its 5.2% senior notes due 2025 (the “Notes”). In connection with the offering of the Notes, the Company entered into a registration rights agreement pursuant to which, among other things, the Company agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement relating to an offer to exchange the Notes for new SEC-registered notes (the “Exchange Notes”) containing terms substantially identical to the Notes (except that the transfer restrictions on the Exchange Notes will be modified or eliminated and there will be no registration rights). Subsequent to fiscal year 2016, the Company commenced a registered exchange offer to exchange the Notes for new notes that are identical in all material respects to the Notes, except that the new notes have been registered under the Securities Act. The exchange offer expired on October 28, 2016, and approximately 99.1% of the Notes were exchanged. The Notes that were not exchanged pursuant to the exchange offer have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.

The Notes will mature on December 3, 2025. The Company intends to use net proceeds from the offering for general corporate purposes, including stock repurchases and the repayment of indebtedness from time to time.

Additional information regarding the Credit Agreement and the Notes is included in Note 9 of the Notes to the Consolidated Financial Statements.

Share repurchase activity for fiscal years 2016, 2015 and 2014 was as follows (in millions, except per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2016:
First Quarter	21.2	$29.96	$634
Second Quarter	3.5	28.88	100
Third Quarter	6.5	30.01	195
Fourth Quarter	0.5	27.98	15
Total fiscal year 2016	31.7	$29.82	$944
Fiscal year 2015:
First Quarter	0.9	$47.39	$43
Second Quarter	0.9	55.02	47
Third Quarter	2.1	45.98	98
Fourth Quarter	9.9	32.66	325
Total fiscal year 2015	13.8	$37.06	$513
Fiscal year 2014:
First Quarter	1.1	$56.06	$62
Second Quarter	1.0	52.86	55
Third Quarter	9.1	39.45	361
Fourth Quarter	2.6	38.06	100
Total fiscal year 2014	13.9	$41.51	$578
(1) Number of shares may not sum due to rounding

Share repurchase activity prior to the fourth quarter of fiscal year 2014 was pursuant to various share repurchase programs authorized by the Company’s Board of Directors (“the Board”). As of September 25, 2016, one share repurchase program remains in effect, with prior programs having been fully utilized, expired or cancelled. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity as of September 25, 2016 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$1,000	$—
November 4, 2015	Not applicable	$1,000	$556	$444

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

During the first quarter of fiscal year 2016, the Board authorized an increase in the Company’s quarterly dividend to $0.135 per common share from $0.13 per common share. The following table provides a summary of dividends declared per common share during fiscal years 2016 and 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016 (1)	0.135	October 3, 2016	October 14, 2016	43
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.13	April 10, 2015	April 21, 2015	47
June 9, 2015	0.13	July 2, 2015	July 14, 2015	47
September 15, 2015	0.13	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at September 25, 2016

On November 2, 2016, the Board authorized an increase in the Company’s quarterly dividend to $0.14 per common share from $0.135 per common share. The Company will pay future dividends at the discretion of the Board. The continuation of these payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company. Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Net proceeds to the Company from the exercise of stock options by team members are driven by a number of factors, including fluctuations in our stock price, and totaled approximately $19 million, $66 million and $42 million in fiscal years 2016, 2015 and 2014, respectively. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At September 25, 2016, September 27, 2015 and September 28, 2014 approximately 29.8 million shares, 32.9 million shares and 37.6 million shares of our common stock, respectively, were available for future stock incentive grants.

The Company is committed under certain capital leases for rental of certain buildings, land and equipment, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of September 25, 2016 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$90	$6	$9	$10	$65
Operating lease obligations (1)	9,134	433	1,079	1,137	6,485
Total	$9,224	$439	$1,088	$1,147	$6,550
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at September 25, 2016 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of September 25, 2016, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at September 25, 2016 consisted of operating leases disclosed in the above contractual obligations table, as well as the Credit Agreement discussed above. Additionally, we enter into forward purchase agreements for certain products in the ordinary course of business. Purchase commitments do not exceed anticipated use within an operating cycle. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Inventories
The Company values inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 91.8% and 92.2% of inventories in fiscal years 2016 and 2015, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $42 million and $49 million at September 25, 2016 and September 27, 2015, respectively. Costs for remaining inventories are determined by the first-in, first-out method. Cost before the LIFO adjustment is principally determined using the item cost method, which is calculated by counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow, short lease life, or a plan to close is established, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value, based on hierarchy input Level 3, is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections of future net sales and comparable store sales, or based on a review of the future benefit the Company anticipates receiving from the related assets. Additionally for closing locations, the Company estimates net future cash flows based on its experience and knowledge of the area in which the closed property is located and, when necessary, utilizes local real estate brokers. Estimates of future net sales and comparable store sales may vary based upon current and anticipated business trends, including increased competition and the opening of new stores that cannibalize store sales in existing areas. Changes in these forecasts could significantly change the amount of impairment recorded, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in estimates of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance and self-insured liabilities at September 25, 2016 would have affected net income by approximately $11 million for fiscal year 2016.

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

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from four months to 8 years. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets, existing economic conditions and when necessary utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in estimated subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our closed property reserves at September 25, 2016 would not have materially affected net income for fiscal year 2016.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our share-based payment expense would not have materially affected net income for fiscal year 2016.

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

The Company holds short-term investments that are classified as cash equivalents. We had cash equivalent investments totaling approximately $138 million and $32 million at September 25, 2016 and September 27, 2015, respectively. The Company also holds available-for-sale securities generally consisting of state and local municipal obligations and corporate bonds and commercial paper which hold high credit ratings. We had short-term investments totaling approximately $379 million at September 25, 2016. At September 27, 2015, we held short-term and long-term investments totaling approximately $155 million and $63 million, respectively.

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

We also have outstanding a $500 million revolving line of credit (the “Credit Agreement”) that extends to 2020, which may be increased from time to time by up to $250 million in the aggregate pursuant to an expansion feature set forth in the Credit Agreement. At September 25, 2016, the Company had no amounts outstanding.

Additional information on the Notes and Credit Agreement as of September 25, 2016 are as follows (in millions):

September 25, 2016
Senior notes:
Outstanding balance	$1,000
Fixed interest rate	5.200%

Line of credit:
Outstanding balance	$—
Variable interest rate	n/a
Applicable margin	0.125%

The Notes and Credit Agreement were entered into during the first quarter of fiscal year 2016. No debt was outstanding as of September 27, 2015. The nature and amount of our long-term debt may vary as a result of future business requirements, market conditions, and other factors. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. The estimated fair value of the Company’s long-term debt is included in Note 9 of the Notes to the Consolidated Financial Statements.

These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal years 2016 and 2015, a hypothetical 10% increase or decrease in interest rates would not have materially affected interest income earned on these investments.

Foreign Currency Risk
The Company is exposed to foreign currency exchange risk. We own and operate eleven stores in Canada and nine stores in the U.K. Sales made from stores in Canada and the U.K. are made in exchange for Canadian dollars and Great Britain pound sterling, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At September 25, 2016, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound sterling would not have materially affected our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Whole Foods Market, Inc.
We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. as of September 25, 2016 and September 27, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 25, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 25, 2016 and September 27, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 25, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whole Foods Market, Inc.'s internal control over financial reporting as of September 25, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
November 18, 2016

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Whole Foods Market, Inc.
We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 25, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 25, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 25, 2016 and September 27, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 25, 2016 of Whole Foods Market, Inc. and our report dated November 18, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
November 18, 2016

Whole Foods Market, Inc.
Consolidated Balance Sheets
(In millions)

Assets	September 25, 2016	September 27, 2015
Current assets:
Cash and cash equivalents	$351	$237
Short-term investments - available-for-sale securities	379	155
Restricted cash	122	127
Accounts receivable	242	218
Merchandise inventories	517	500
Prepaid expenses and other current assets	167	108
Deferred income taxes	197	199
Total current assets	1,975	1,544
Property and equipment, net of accumulated depreciation and amortization	3,442	3,163
Long-term investments - available-for-sale securities	—	63
Goodwill	710	710
Intangible assets, net of accumulated amortization	74	79
Deferred income taxes	100	144
Other assets	40	38
Total assets	$6,341	$5,741

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$3	$3
Accounts payable	307	295
Accrued payroll, bonus and other benefits due team members	407	436
Dividends payable	43	45
Other current liabilities	581	473
Total current liabilities	1,341	1,252
Long-term capital lease obligations, less current installments	1,048	62
Deferred lease liabilities	640	587
Other long-term liabilities	88	71
Total liabilities	3,117	1,972

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 1,200 shares authorized; 377.0 and 377.1 shares issued; 318.3 and 348.9 shares outstanding at 2016 and 2015, respectively	2,933	2,904
Common stock in treasury, at cost, 58.7 and 28.2 shares at 2016 and 2015, respectively	(2,026)	(1,124)
Accumulated other comprehensive loss	(32)	(28)
Retained earnings	2,349	2,017
Total shareholders’ equity	3,224	3,769
Total liabilities and shareholders’ equity	$6,341	$5,741

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations
Fiscal years ended September 25, 2016, September 27, 2015 and September 28, 2014
(In millions, except per share amounts)

	2016	2015	2014
Sales	$15,724	$15,389	$14,194
Cost of goods sold and occupancy costs	10,313	9,973	9,150
Gross profit	5,411	5,416	5,044
Selling, general and administrative expenses	4,477	4,472	4,032
Pre-opening expenses	64	67	67
Relocation, store closure and lease termination costs	13	16	11
Operating income	857	861	934
Interest expense	(41)	—	—
Investment and other income	11	17	12
Income before income taxes	827	878	946
Provision for income taxes	320	342	367
Net income	$507	$536	$579

Basic earnings per share	$1.55	$1.49	$1.57
Weighted average shares outstanding	326.1	358.5	367.8

Diluted earnings per share	$1.55	$1.48	$1.56
Weighted average shares outstanding, diluted basis	326.9	360.8	370.5

Dividends declared per common share	$0.54	$0.52	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income
Fiscal years ended September 25, 2016, September 27, 2015 and September 28, 2014
(In millions)

	2016	2015	2014
Net income	$507	$536	$579
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(4)	(21)	(8)
Other comprehensive loss, net of tax	(4)	(21)	(8)
Comprehensive income	$503	$515	$571

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity
Fiscal years ended September 25, 2016, September 27, 2015 and September 28, 2014
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 29, 2013	372.4	$2,765	$(153)	$1	$1,265	$3,878
Net income	—	—	—	—	579	579
Other comprehensive loss, net of tax	—	—	—	(8)	—	(8)
Dividends ($0.48 per common share)	—	—	—	—	(176)	(176)
Issuance of common stock pursuant to team member stock plans	1.9	21	20	—	—	41
Purchase of treasury stock	(13.9)	—	(578)	—	—	(578)
Tax benefit related to exercise of team member stock options	—	9	—	—	—	9
Share-based payment expense	—	68	—	—	—	68
Balances at September 28, 2014	360.4	2,863	(711)	(7)	1,668	3,813
Net income	—	—	—	—	536	536
Other comprehensive loss, net of tax	—	—	—	(21)	—	(21)
Dividends ($0.52 per common share)	—	—	—	—	(186)	(186)
Issuance of common stock pursuant to team member stock plans	2.3	(34)	100	—	—	66
Purchase of treasury stock	(13.8)	—	(513)	—	—	(513)
Tax benefit related to exercise of team member stock options	—	11	—	—	—	11
Share-based payment expense	—	64	—	—	—	64
Other	—	—	—	—	(1)	(1)
Balances at September 27, 2015	348.9	2,904	(1,124)	(28)	2,017	3,769
Net income	—	—	—	—	507	507
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($0.54 per common share)	—	—	—	—	(174)	(174)
Issuance of common stock pursuant to team member stock plans	1.1	(23)	42	—	—	19
Purchase of treasury stock	(31.7)	—	(944)	—	—	(944)
Tax benefit related to exercise of team member stock options	—	3	—	—	—	3
Share-based payment expense	—	49	—	—	—	49
Other	—	—	—	—	(1)	(1)
Balances at September 25, 2016	318.3	$2,933	$(2,026)	$(32)	$2,349	$3,224

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows
Fiscal years ended September 25, 2016, September 27, 2015 and September 28, 2014
(In millions)

	2016	2015	2014
Cash flows from operating activities
Net income	$507	$536	$579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498	439	377
Impairment of long-lived assets	5	48	1
Share-based payment expense	49	64	68
LIFO expense (benefit)	(7)	1	16
Deferred income tax expense (benefit)	47	(43)	(78)
Excess tax benefit related to exercise of team member stock options	(4)	(11)	(9)
Accretion of premium/discount on marketable securities	1	17	27
Deferred lease liabilities	43	32	36
Other	11	5	11
Net change in current assets and liabilities:
Accounts receivable	(24)	(21)	(14)
Merchandise inventories	(11)	(61)	(41)
Prepaid expenses and other current assets	(59)	(9)	(4)
Accounts payable	13	20	30
Accrued payroll, bonus and other benefits due team members	(29)	58	12
Other current liabilities	62	47	54
Net change in other long-term liabilities	14	7	23
Net cash provided by operating activities	1,116	1,129	1,088
Cash flows from investing activities
Development costs of new locations	(395)	(516)	(447)
Other property and equipment expenditures	(321)	(335)	(263)
Purchases of available-for-sale securities	(593)	(494)	(720)
Sales and maturities of available-for-sale securities	431	928	1,054
Purchases of intangible assets	(2)	(3)	(20)
Decrease (increase) in restricted cash	4	(19)	2
Payment for purchase of acquired entities, net of cash acquired	(11)	(4)	(73)
Other investing activities	(8)	(12)	(17)
Net cash used in investing activities	(895)	(455)	(484)
Cash flows from financing activities
Purchases of treasury stock	(944)	(513)	(578)
Common stock dividends paid	(177)	(184)	(170)
Issuance of common stock	19	66	42
Excess tax benefit related to exercise of team member stock options	4	11	9
Proceeds from long-term borrowings	999	—	—
Proceeds from revolving line of credit	300	—	—
Payments on long-term debt and capital lease obligations	(306)	(1)	(1)
Other financing activities	(8)	(1)	—
Net cash used in financing activities	(113)	(622)	(698)
Effect of exchange rate changes on cash and cash equivalents	6	(5)	(6)
Net change in cash and cash equivalents	114	47	(100)
Cash and cash equivalents at beginning of period	237	190	290
Cash and cash equivalents at end of period	$351	$237	$190

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$377	$383	$429
Interest paid	$27	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements
Fiscal years ended September 25, 2016, September 27, 2015 and September 28, 2014

(1) Description of Business
Whole Foods Market is the leading natural and organic foods supermarket and is a mission-driven company that aims to set the standards of excellence in food retailing. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 38 years. As of September 25, 2016, we operated 456 stores: 436 stores in 42 United States (“U.S.”) states and the District of Columbia; 11 stores in Canada; and 9 stores in the United Kingdom (“U.K.”). The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets.

The following is a summary of annual percentage sales and net long-lived assets by geographic area for the fiscal years indicated:

	2016	2015	2014
Sales:
United States	97.1%	96.9%	96.7%
Canada and United Kingdom	2.9	3.1	3.3
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	97.5%	97.4%	96.0%
Canada and United Kingdom	2.5	2.6	4.0
Total long-lived assets, net	100.0%	100.0%	100.0%

The following is a summary of annual percentage sales by product category for the fiscal years indicated:

	2016	2015	2014
Perishables:
Prepared foods and bakery	18.9%	19.0%	19.2%
Other perishables	47.6	47.5	47.6
Total perishables	66.5	66.5	66.8
Non-perishables	33.5	33.5	33.2
Total sales	100.0%	100.0%	100.0%

(2) Summary of Significant Accounting Policies
Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2016, 2015 and 2014 were 52-week years.

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

Accounts Receivable
Accounts receivable are shown net of related allowances and consist primarily of credit card receivables, vendor receivables, customer purchases, and occupancy-related receivables. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method and was not material in fiscal year 2016 or 2015.

Inventories
The Company values inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 91.8% and 92.2% of inventories in fiscal years 2016 and 2015, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $42 million and $49 million at September 25, 2016 and September 27, 2015, respectively. Costs for remaining inventories are determined by the first-in, first-out method. Cost before the LIFO adjustment is principally determined using the item cost method, which is calculated by counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold.

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

Leases
The Company generally leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. We recognize rent on a straight-line basis over the expected term of the lease, which includes rent holiday periods and scheduled rent increases. The expected lease term begins with the date the Company has the right to possess the leased space for construction and other purposes. The expected lease term may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured. The expected lease term is also used in the determination of whether a store lease is a capital or operating lease. Amortization of land and building under capital lease is included with occupancy costs, while the amortization of equipment under capital lease is included with depreciation expense. Additionally, we review leases for which we are involved in construction to determine whether build-to-suit and sale-leaseback criteria are met. For those leases that trigger specific build-to-suit accounting, developer assets are recorded during the construction period with an offsetting liability. Developer assets recorded as of September 25, 2016 totaling approximately $14 million, with the offsetting liability included in the “Other current liabilities” line item on the Consolidated Balance Sheets. As of September 27, 2015, developer assets were not material. Sale-leaseback transactions are recorded as financing lease obligations. We record tenant improvement allowances and rent holidays as deferred rent liabilities, and amortize the deferred rent over the expected lease term to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels as defined by the lease will be reached.

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

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, patents, liquor licenses, license agreements, and non-competition agreements. The Company amortizes definite-lived intangible assets on a straight-line basis over the period the intangible asset is expected to generate cash flows, generally the life of the related agreement. Currently, the weighted average life is approximately 15 years for contract-based intangible assets and approximately 1 years for marketing-related and other identifiable intangible assets. Indefinite-lived intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow, short lease life, or a plan to close is established, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The fair value, based on hierarchy input Level 3, is determined using management’s best estimate based on a discounted cash flow model based on future store operating results using internal projections of future net sales and comparable store sales, or based on a review of the future benefit the Company anticipates receiving from the related assets. Additionally for closing locations, the Company estimates net future cash flows based on its experience and knowledge of the area in which the closed property is located and, when necessary, utilizes local real estate brokers. Estimates of future net sales and comparable store sales may vary based upon current and anticipated business trends, including increased competition and the opening of new stores that cannibalize store sales in existing areas. Changes in these forecasts could significantly change the amount of impairment recorded, if any. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. When the Company impairs assets related to an operating location, a charge to write down the related assets is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations. When the Company commits to relocate, close, or dispose of a location, a charge to write down the related assets to their estimated recoverable value is included in the “Relocation, store closure and lease termination costs” line item on the Consolidated Statements of Operations.

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

Insurance and Self-Insurance Reserves
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company had insurance liabilities totaling approximately $180 million and $170 million at September 25, 2016 and September 27, 2015, respectively, included in the “Other current liabilities” line item on the Consolidated Balance Sheets.

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from four months to eight years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Reserves for closed properties are included in the “Other current liabilities” and “Other long-term liabilities” line items on the Consolidated Balance Sheets.

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

Cost of Goods Sold and Occupancy Costs
Cost of goods sold includes cost of inventory sold during the period (net of discounts and allowances), distribution and food preparation costs, and shipping and handling costs. The Company receives various rebates from third-party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are calculated based on actual purchase volumes. Volume discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold. The Company utilizes forward purchases to limit its exposures to changes in commodity prices. All forward purchase commitments are established at current prices and recorded through cost of goods sold at settlement. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance costs, and property insurance. Our largest supplier, United Natural Foods, Inc., accounted for approximately 32.5%, 32.0% and 31.8% of our total purchases in fiscal years 2016, 2015 and 2014, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of retail operational expenses, marketing, and corporate and regional administrative support costs. Advertising expense for fiscal years 2016, 2015 and 2014 was approximately $96 million, $89 million and $63 million, respectively. Advertising costs are charged to expense when incurred, except for certain production costs that are charged to expense when the advertising first takes place.

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

Foreign currency gains and losses were not material in fiscal year 2016, 2015 or 2014. Intercompany transaction gains and losses associated with our U.K. operations are excluded from the determination of net income since these transactions are considered long-term investments in nature. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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
		First quarter of fiscal year ending September 29, 2019	We are currently evaluating the timing, method, and impact that the adoption of these provisions will have on the Company’s consolidated financial statements.

(3) Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

September 25, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$62	$—	$—	$62
Commercial paper	—	30	—	30
Municipal bonds	—	46	—	46
Marketable securities - available-for-sale:
Commercial paper	—	30	—	30
Municipal bonds	—	26	—	26
Variable-rate demand notes	—	323	—	323
Total	$62	$455	$—	$517

September 27, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$32	$—	$—	$32
Marketable securities - available-for-sale:
Asset-backed securities	—	13	—	13
Certificates of deposit	—	2	—	2
Corporate bonds	—	30	—	30
Municipal bonds	—	173	—	173
Total	$32	$218	$—	$250

Assets Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, intangible assets, and other assets. These assets are measured at fair value if determined to be impaired. Fair value adjustments, based on hierarchy input Level 3, were not material during fiscal year 2016 or 2014. During fiscal year 2015, the Company recorded fair value adjustments, based on hierarchy input Level 3, totaling approximately $46 million related to certain locations for which asset value exceeded expected future cash flows, which were primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations. These asset impairment charges reduced the carrying value of related long-term assets to fair value of zero.

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	September 25, 2016	September 27, 2015
Short-term marketable securities - available-for-sale:
Asset-backed securities	$—	$10
Certificates of deposit	—	2
Commercial paper	30	—
Corporate bonds	—	15
Municipal bonds	26	128
Variable rate demand notes	323	—
Total short-term marketable securities	$379	$155
Long-term marketable securities - available-for-sale:
Asset-backed securities	$—	$3
Corporate bonds	—	15
Municipal bonds	—	45
Total long-term marketable securities	$—	$63

Gross unrealized holding gains and losses were not material at September 25, 2016 or September 27, 2015. Available-for-sale securities totaling approximately $33 million and $58 million were in unrealized loss positions at September 25, 2016 and September 27, 2015, respectively. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 25, 2016 or September 27, 2015. The Company did not recognize any other-than-temporary impairments during the last three fiscal years. At September 25, 2016, the average effective maturity of the Company’s short-term available-for-sale securities was less than one month. The average effective maturity of the Company’s short- and long-term available-for-sale securities was approximately 7 months and 16 months, respectively, at September 27, 2015.

The Company held approximately $19 million and $14 million in equity interests that are accounted for using the cost method of accounting at September 25, 2016 and September 27, 2015, respectively. Equity interests accounted for using the equity method were not material at September 25, 2016 or September 27, 2015.

(5) Property and Equipment
Balances of major classes of property and equipment were as follows (in millions):

	September 25, 2016	September 27, 2015
Land	$161	$151
Buildings and leasehold improvements	3,390	3,116
Capitalized real estate leases	80	81
Fixtures and equipment	2,499	2,330
Construction in progress and equipment not yet in service	284	176
Property and equipment, gross	6,414	5,854
Less accumulated depreciation and amortization	(2,972)	(2,691)
Property and equipment, net of accumulated depreciation and amortization	$3,442	$3,163

Depreciation and amortization expense related to property and equipment totaled approximately $478 million, $422 million and $360 million for fiscal years 2016, 2015 and 2014, respectively. Asset impairment charges related to property and equipment were not material in fiscal year 2016. During fiscal year 2015, asset impairment charges related to property and equipment totaled approximately $48 million, including approximately $46 million related to locations as discussed in Note 3, Fair Value Measurements. These charges were incurred because future estimated cash flows were less than the carrying value of assets. The Company reduced the future estimated cash flows based on current comparable store sales trends and reductions in estimated future net sales projections based on future and anticipated business trends, including increased competition. Development costs of new locations totaled approximately $395 million, $516 million and $447 million in fiscal years 2016, 2015 and 2014, respectively. Construction accruals related to development sites, remodels, and expansions were included in the “Other current liabilities” line item on the Consolidated Balance Sheets and totaled approximately $94 million and $54 million at September 25, 2016 and September 27, 2015, respectively.

(6) Goodwill and Other Intangible Assets
There were no additions or adjustments to goodwill during fiscal year 2016. Additions and adjustments to goodwill during fiscal year 2015 were not material. There were no impairments of goodwill during fiscal years 2016, 2015 or 2014. Additions of other intangible assets were not material during fiscal years 2016 and 2015. The components of intangible assets as of the dates indicated were as follows (in millions):

	September 25, 2016		September 27, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$120	$(55)	$122	$(50)
Indefinite-lived contract-based	9	—	7	—
Total	$129	$(55)	$129	$(50)

Amortization expense associated with intangible assets was not material during fiscal year 2016, 2015 or 2014. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Fiscal year 2017	$6
Fiscal year 2018	5
Fiscal year 2019	5
Fiscal year 2020	5
Fiscal year 2021	4
Future fiscal years	40
Total	$65

(7) One-Time Termination Benefits
During fiscal year 2015, the Company recorded one-time termination benefits totaling $34 million, included in the “Selling, general, and administrative expenses” line item on the Consolidated Statements of Operations as part of its ongoing commitment to lower prices for its customers and invest in technology upgrades while improving its cost structure. The Company reduced more than 2,000 positions, which represented approximately 2.1% of its workforce at the time of the reduction. Affected team members were offered several options, including transition pay, severance pay, or the opportunity to apply for other jobs. The plan was substantially completed during the first quarter of fiscal year 2016, and adjustments to the related restructuring charges were not material.

(8) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the fiscal years indicated (in millions):

	2016	2015
Beginning balance	$28	$31
Additions	6	9
Usage	(10)	(13)
Adjustments	2	1
Ending balance	$26	$28

Additions to store closure reserves primarily relate to the accretion of interest on existing reserves. Additions related to six and seven new closures during fiscal years 2016 and 2015, respectively, were not material. Usage primarily related to ongoing cash rental payments totaled approximately $10 million and $13 million for fiscal years 2016 and 2015, respectively.

(9) Long-Term Debt
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

The Credit Agreement includes customary representations and warranties, certain affirmative covenants including the maintenance of certain financial ratios, certain negative covenants including limitations on additional indebtedness and payments as defined in the agreement, and events of default. At September 25, 2016, we were in compliance with all applicable debt covenants. Subject to certain exceptions, obligations under the Credit Agreement are guaranteed by certain of the Company’s material domestic subsidiaries.

During the first quarter of fiscal year 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At September 25, 2016, the Company had no amounts outstanding. Commitment fees paid on undrawn amounts were not material during the fifty-two weeks ended September 25, 2016.

Senior Notes
On December 3, 2015, the Company completed the offering of $1.0 billion of 5.2% senior notes due 2025 (the “Notes”). The Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. Subsequent to fiscal year 2016, the Company commenced a registered exchange offer to exchange the Notes for new notes that are identical in all material respects to the Notes, except that the new notes have been registered under the Securities Act. The exchange offer expired on October 28, 2016, and approximately 99.1% of the Notes were exchanged. The Notes that were not exchanged have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

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

The components of long-term debt as of the dates indicated were as follows (in millions):

	September 25, 2016	September 27, 2015
5.2% senior notes due 2025	$1,000	$—
Less: unamortized discount and debt issuance costs related to senior notes	(7)	—
Carrying value of senior notes	993	—
Capital lease obligations	58	65
Total long-term debt and capital lease obligations	1,051	65
Less: current installments	(3)	(3)
Total long-term debt and capital lease obligations, less current installments	$1,048	$62

The Notes are recorded at cost net of discount and issuance costs. The effective interest rate of the Notes, which includes interest on the Notes and amortization of discount and issuance costs, is approximately 5.28%. The estimated fair value of the Notes at September 25, 2016, based on observable market prices (Level 2), exceeded the carrying value by approximately $92 million.

(10) Leases
The Company is committed under certain capital leases for rental of certain buildings, land and equipment, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2016 to 2054. The Company had capital lease obligations totaling approximately $58 million and $65 million at September 25, 2016 and September 27, 2015, respectively.

Rental expense charged to operations under operating leases for fiscal years 2016, 2015 and 2014 totaled approximately $477 million, $441 million and $407 million, respectively, which included contingent rentals totaling approximately $12 million, $14 million and $13 million during those same periods. Sublease rental income was not material during fiscal year 2016, 2015 or 2014. Prepaid rent is included in the “Other current assets” line item on the Consolidated Balance Sheets and totaled approximately $44 million and $38 million at September 25, 2016 and September 27, 2015, respectively.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in millions):

	Capital	Operating	Sublease
Fiscal year 2017	$6	$433	$8
Fiscal year 2018	5	522	7
Fiscal year 2019	4	557	5
Fiscal year 2020	5	568	5
Fiscal year 2021	5	569	3
Future fiscal years	65	6,485	4
	90	$9,134	$32
Less amounts representing interest	32
Net present value of capital lease obligations	$58

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease. The future minimum obligations for operating leases shown above include locations in development.

(11) Income Taxes
Components of income tax expense for the fiscal years indicated were as follows (in millions):

	2016	2015	2014
Current federal income tax	$223	$310	$359
Current state income tax	52	76	82
Current foreign income tax	(1)	(1)	2
Total current tax	274	385	443
Deferred federal income tax	41	(40)	(66)
Deferred state income tax	8	(2)	(10)
Deferred foreign income tax	(3)	(1)	—
Total deferred tax	46	(43)	(76)
Total income tax expense	$320	$342	$367

Actual income tax expense for the fiscal years indicated differed from the amount computed by applying statutory corporate income tax rates to income before income taxes as follows (in millions):

	2016	2015	2014
Federal income tax based on statutory rates	$289	$307	$331
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	—	(1)	(1)
Excess charitable contributions	(10)	(9)	(8)
Federal income tax credits	(4)	(3)	(3)
Other, net	10	2	2
Total federal income taxes	285	296	321
State income taxes, net of federal income tax benefit	39	48	47
Tax impact of foreign operations	(4)	(2)	(1)
Total income tax expense	$320	$342	$367

Current income taxes receivable were not material at September 25, 2016 or September 27, 2015.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in millions):

	September 25, 2016	September 27, 2015
Deferred tax assets:
Compensation-related costs	$215	$207
Insurance-related costs	60	59
Inventories	5	2
Lease and other termination accruals	10	11
Lease negotiation legal fees	7	6
Rent differential	189	170
Tax basis of fixed assets in excess of financial basis	8	11
Net domestic and international operating loss carryforwards	14	23
Other	13	9
Gross deferred tax assets	521	498
Valuation allowance	(23)	(35)
Deferred tax assets	498	463
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(197)	(117)
Capitalized costs expensed for tax purposes	(4)	(3)
Deferred tax liabilities	(201)	(120)
Net deferred tax asset	$297	$343

Deferred taxes have been classified on the Consolidated Balance Sheets as follows (in millions):

	September 25, 2016	September 27, 2015
Current assets	$197	$199
Noncurrent assets	100	144
Net deferred tax asset	$297	$343

At September 25, 2016, the Company had international operating loss carryforwards totaling approximately $71 million, all of which have an indefinite life. The Company provided a valuation allowance totaling approximately $23 million for deferred tax assets associated with international operating loss carryforwards, federal credit carryforwards, and deferred tax assets associated with unrecognized tax benefits, for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

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

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in Canada and the United Kingdom. The IRS of the United States completed its examination of the Company’s federal tax returns for fiscal year 2014 during the first quarter of fiscal year 2016. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years before 2015 and is no longer subject to state and local income tax examinations for fiscal years before 2009. Additionally, the Company entered into a Compliance Agreement Program (“CAP”) with the IRS under which the Company’s federal income tax return is reviewed and accepted by the Internal Revenue Service in conjunction with the filing of its tax return.

(12) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal years 2016 and 2015 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43
Fiscal year 2015:
November 5, 2014	$0.13	January 16, 2015	January 27, 2015	$47
March 10, 2015	0.13	April 10, 2015	April 21, 2015	47
June 9, 2015	0.13	July 2, 2015	July 14, 2015	47
September 15, 2015	0.13	October 2, 2015	October 13, 2015	45
(1) Dividend accrued at September 25, 2016

Treasury Stock
Share repurchase activity prior to the fourth quarter of fiscal year 2014 was pursuant to various share repurchase programs authorized by the Company’s Board of Directors (“the Board”). As of September 25, 2016, one share repurchase program remains in effect, with prior programs having been fully utilized, expired or cancelled. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity as of September 25, 2016 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
August 1, 2014	August 1, 2016	$1,000	$1,000	$—
November 4, 2015	Not applicable	$1,000	$556	$444

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

Share repurchase activity for the fiscal years indicated was as follows (in millions, except per share amounts):

	2016	2015
Number of common shares acquired	31.7	13.8
Average price per common share acquired	$29.82	$37.06
Total cost of common shares acquired	$944	$513

The Company reissued approximately 1.1 million treasury shares at cost of approximately $42 million and approximately 2.3 million treasury shares at cost of approximately $100 million to satisfy the issuance of common stock pursuant to team member stock plans during fiscal years 2016 and 2015, respectively. At September 25, 2016 and September 27, 2015, the Company held in treasury approximately 58.7 million shares and 28.2 million shares, respectively, totaling approximately $2.0 billion and $1.1 billion, respectively.

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

	2016	2015	2014
Net income (numerator for basic and diluted earnings per share)	$507	$536	$579

Weighted average common shares outstanding (denominator for basic earnings per share)	326.1	358.5	367.8
Incremental common shares attributable to dilutive effect of share-based awards	0.8	2.3	2.7
Weighted average common shares outstanding and potential additional common shares outstanding(denominator for diluted earnings per share)	326.9	360.8	370.5

Basic earnings per share	$1.55	$1.49	$1.57

Diluted earnings per share	$1.55	$1.48	$1.56

The computation of diluted earnings per share for fiscal years 2016, 2015 and 2014 does not include share-based awards to purchase approximately 21.8 million shares, 12.0 million shares and 9.1 million shares of common stock, respectively, due to their antidilutive effect.

(14) Share-Based Payments
Share-based payment expense, primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations, totaled approximately $49 million, $64 million and $68 million, respectively, during fiscal years 2016, 2015 and 2014. At September 25, 2016, September 27, 2015 and September 28, 2014 approximately 29.8 million shares, 32.9 million shares and 37.6 million shares of the Company’s common stock, respectively, were available for future stock incentive grants.

Stock Options
The following table summarizes stock option activity (in millions, except per share amounts and contractual lives in years):

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding options at September 29, 2013	19.2	$36.90
Options granted	5.3	40.25
Options exercised	(1.5)	24.13
Options expired	(0.1)	36.10
Options forfeited	(0.6)	42.32
Outstanding options at September 28, 2014	22.3	$38.37
Options granted	5.3	44.30
Options exercised	(2.2)	27.81
Options expired	(0.3)	42.88
Options forfeited	(0.8)	42.66
Outstanding options at September 27, 2015	24.3	$40.45
Options granted	5.0	30.31
Options exercised	(0.9)	15.23
Options expired	(0.9)	41.73
Options forfeited	(1.2)	41.72
Outstanding options at September 25, 2016	26.3	$39.35	4.17	$13
Vested/expected to vest at September 25, 2016	25.2	$39.53	4.09	$12
Exercisable options at September 25, 2016	14.8	$40.47	3.01	$11

The weighted average grant date fair value of options granted during fiscal years 2016, 2015 and 2014 was $6.71, $10.19 and $9.67, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $16 million, $46 million and $36 million during fiscal years 2016, 2015 and 2014, respectively. The Company realized a tax benefit from stock options exercised during fiscal years 2016, 2015 and 2014 totaling approximately $15 million, $46 million and $36 million, respectively. The total fair value of shares vested during fiscal years 2016, 2015 and 2014 was approximately $141 million, $209 million and $192 million, respectively, including the value of vested options exercised during those same periods. As of the end of fiscal years 2016 and 2015, there was approximately $73 million and $95 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 10.5 million shares and 11.5 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 2.9 years.

Share-based payment expense related to vesting stock options recognized during fiscal years 2016, 2015 and 2014 totaled approximately $45 million, $60 million and $63 million, respectively.

A summary of stock options outstanding and exercisable at September 25, 2016 follows (share amounts in millions):

Range of Exercise Prices		Options Outstanding			Options Exercisable
From	To	Number of options outstanding	Weighted average exercise price	Weighted average remaining life (in years)	Number of options exercisable	Weighted average exercise price
$20.42	$29.55	1.6	$20.49	1.62	1.4	$20.43
30.30	38.50	11.0	33.00	4.78	4.4	33.98
40.81	46.28	9.2	43.73	3.98	6.0	44.06
51.25	59.15	4.5	52.40	3.96	3.0	52.12
		26.3	$39.35	4.17	14.8	$40.47

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015	2014
Expected dividend yield	1.73%	1.00%	0.95%
Risk-free interest rate	1.08%	1.20%	1.18%
Expected volatility	31.30%	29.73%	30.96%
Expected life, in years	4.05	4.04	4.04

Risk-free interest rate is based on the U.S. Treasury yield curve on the date of the grant for the time period equal to the expected term of the grant. Expected volatility is calculated using a ratio of implied volatility based on the Newton-Raphson method of bisection, and four or six year historical volatilities based on the expected life of each tranche of options. The Company determined the use of blended volatility versus historical or implied volatility represents a more accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five or seven years. Unvested options are included in the term calculation using the “mid-point scenario” which assumes that unvested options will be exercised halfway between vest and expiration date. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. In addition to the above valuation assumptions, the Company estimates an annual forfeiture rate for unvested options and adjusts fair value expense accordingly. The Company monitors actual forfeiture experience and adjusts the rate from time to time as necessary.

(15) Quarterly Results (unaudited)
The Company’s first fiscal quarter consists of 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth fiscal quarter is 12 or 13 weeks. Fiscal years 2016 and 2015 were 52-week years with twelve weeks in the fourth quarter. Because the first fiscal quarter is longer than the remaining quarters, it typically represents a larger share of the Company’s annual sales from existing stores. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

During the fourth quarter of fiscal year 2015, “Selling, general, and administrative expenses” included asset impairment charges totaling approximately $46 million related to certain locations for which asset value exceeded expected future cash flows and a one-time termination charge of $34 million related to restructuring.

The following tables set forth selected unaudited quarterly Consolidated Statements of Operations information for the fiscal years ended September 25, 2016 and September 27, 2015 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2016 (1)
Sales	$4,829	$3,696	$3,703	$3,497
Cost of goods sold and occupancy costs	3,188	2,406	2,417	2,303
Gross profit	1,641	1,290	1,286	1,194
Selling, general and administrative expenses	1,373	1,028	1,057	1,019
Pre-opening expenses	13	18	18	15
Relocation, store closure and lease termination costs	3	3	2	5
Operating income	252	241	209	155
Interest expense	(7)	(11)	(12)	(11)
Investment and other income (expense)	4	5	(1)	3
Income before income taxes	249	235	196	147
Provision for income taxes	92	93	76	59
Net income	$157	$142	$120	$88

Basic earnings per share	$0.47	$0.44	$0.37	$0.28
Diluted earnings per share	$0.46	$0.44	$0.37	$0.28

Dividends declared per common share	$0.135	$0.135	$0.135	$0.135

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2015 (1)
Sales	$4,671	$3,647	$3,632	$3,438
Cost of goods sold and occupancy costs	3,045	2,337	2,339	2,252
Gross profit	1,626	1,310	1,293	1,186
Selling, general and administrative expenses	1,330	1,029	1,032	1,080
Pre-opening expenses	21	20	12	14
Relocation, store closure and lease termination costs	4	6	2	4
Operating income	271	255	247	88
Interest expense	—	—	—	—
Investment and other income	3	4	5	4
Income before income taxes	274	259	252	92
Provision for income taxes	107	101	98	36
Net income	$167	$158	$154	$56

Basic earnings per share	$0.46	$0.44	$0.43	$0.16
Diluted earnings per share	$0.46	$0.44	$0.43	$0.16

Dividends declared per common share	$0.13	$0.13	$0.13	$0.13
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

(17) Guarantor Financial Statement Information
The Notes issued on December 3, 2015 are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by certain wholly owned domestic subsidiaries of the Company (the “Guarantors”). Supplemental condensed consolidating financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-Guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

Consolidated Balance Sheets
(In millions)

	September 25, 2016
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$254	$97	$—	$351
Short-term investments - available-for-sale securities	—	379	—	—	379
Restricted cash	—	114	8	—	122
Accounts receivable	—	216	26	—	242
Intercompany receivable	—	649	—	(649)	—
Merchandise inventories	—	441	76	—	517
Prepaid expenses and other current assets	—	150	17	—	167
Deferred income taxes	—	197	—	—	197
Total current assets	—	2,400	224	(649)	1,975
Property and equipment, net of accumulated depreciation and amortization	—	3,063	379	—	3,442
Long-term investments - available-for-sale securities	—	—	—	—	—
Investments in consolidated subsidiaries	4,593	103	472	(5,168)	—
Goodwill	—	702	8	—	710
Intangible assets, net of accumulated amortization	1	63	10	—	74
Deferred income taxes	—	94	6	—	100
Other assets	—	16	24	—	40
Total assets	$4,594	$6,441	$1,123	$(5,817)	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$—	$3	$—	$—	$3
Accounts payable	—	227	80	—	307
Intercompany payable	316	—	333	(649)	—
Accrued payroll, bonus and other benefits due team members	—	381	26	—	407
Dividends payable	43	—	—	—	43
Other current liabilities	17	536	28	—	581
Total current liabilities	376	1,147	467	(649)	1,341
Long-term capital lease obligations, less current installments	993	48	7	—	1,048
Deferred lease liabilities	—	592	48	—	640
Other long-term liabilities	—	87	1	—	88
Total liabilities	1,369	1,874	523	(649)	3,117

Commitments and contingencies

Total shareholders’ equity	3,225	4,567	600	(5,168)	3,224
Total liabilities and shareholders’ equity	$4,594	$6,441	$1,123	$(5,817)	$6,341

Consolidated Balance Sheets
(In millions)

	September 27, 2015
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$147	$90	$—	$237
Short-term investments - available-for-sale securities	—	155	—	—	155
Restricted cash	—	115	12	—	127
Accounts receivable	—	194	24	—	218
Intercompany receivable	—	533	—	(533)	—
Merchandise inventories	—	430	70	—	500
Prepaid expenses and other current assets	—	96	12	—	108
Deferred income taxes	—	199	—	—	199
Total current assets	—	1,869	208	(533)	1,544
Property and equipment, net of accumulated depreciation and amortization	—	2,832	331	—	3,163
Long-term investments - available-for-sale securities	—	63	—	—	63
Investments in consolidated subsidiaries	4,060	93	445	(4,598)	—
Goodwill	—	703	7	—	710
Intangible assets, net of accumulated amortization	—	69	10	—	79
Deferred income taxes	—	141	3	—	144
Other assets	10	18	10	—	38
Total assets	$4,070	$5,788	$1,014	$(5,131)	$5,741

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$—	$3	$—	$—	$3
Accounts payable	—	216	79	—	$295
Intercompany payable	256	—	277	(533)	$—
Accrued payroll, bonus and other benefits due team members	—	411	25	—	$436
Dividends payable	45	—	—	—	$45
Other current liabilities	—	452	21	—	$473
Total current liabilities	301	1,082	402	(533)	1,252
Long-term capital lease obligations, less current installments	—	55	7	—	62
Deferred lease liabilities	—	544	43	—	587
Other long-term liabilities	—	69	2	—	71
Total liabilities	301	1,750	454	(533)	1,972

Commitments and contingencies

Total shareholders’ equity	3,769	4,038	560	(4,598)	3,769
Total liabilities and shareholders’ equity	$4,070	$5,788	$1,014	$(5,131)	$5,741

Consolidated Statements of Operations
(In millions)

	September 25, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$14,928	$949	$(153)	$15,724
Cost of goods sold and occupancy costs	—	9,798	664	(149)	10,313
Gross profit	—	5,130	285	(4)	5,411
Selling, general and administrative expenses	—	4,224	253	—	4,477
Pre-opening expenses	—	58	6	—	64
Relocation, store closure and lease termination costs	—	10	3	—	13
Operating income	—	838	23	(4)	857
Interest expense	(41)	—	—	—	(41)
Investment and other income (expense)	(1)	12	(4)	4	11
Equity in net income of subsidiaries	533	10	28	(571)	—
Income before income taxes	491	860	47	(571)	827
Provision for income taxes	(16)	329	7	—	320
Net income	$507	$531	$40	$(571)	$507

	September 27, 2015
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$14,565	$968	$(144)	$15,389
Cost of goods sold and occupancy costs	—	9,433	679	(139)	9,973
Gross profit	—	5,132	289	(5)	5,416
Selling, general and administrative expenses	—	4,182	290	—	4,472
Pre-opening expenses	—	65	2	—	67
Relocation, store closure and lease termination costs	—	15	1	—	16
Operating income (loss)	—	870	(4)	(5)	861
Interest expense	—	—	—	—	—
Investment and other income (expense)	—	16	(3)	4	17
Equity in net income of subsidiaries	536	9	38	(583)	—
Income before income taxes	536	895	31	(584)	878
Provision for income taxes	—	345	(3)	—	342
Net income	$536	$550	$34	$(584)	$536

	September 28, 2014
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$13,408	$920	$(134)	$14,194
Cost of goods sold and occupancy costs	—	8,648	632	(130)	9,150
Gross profit	—	4,760	288	(4)	5,044
Selling, general and administrative expenses	—	3,780	252	—	4,032
Pre-opening expenses	—	60	7	—	67
Relocation, store closure and lease termination costs	—	10	1	—	11
Operating income	—	910	28	(4)	934
Interest expense	—	—	—	—	—
Investment and other income (expense)	—	10	(2)	4	12
Equity in net income of subsidiaries	579	11	48	(638)	—
Income before income taxes	579	931	74	(638)	946
Provision for income taxes	—	357	10	—	367
Net income	$579	$574	$64	$(638)	$579

Consolidated Statements of Comprehensive Income
(In millions)

	September 25, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$507	$531	$40	$(571)	$507
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(12)	8	—	(4)
Other comprehensive income (loss), net of tax	—	(12)	8	—	(4)
Comprehensive income	$507	$519	$48	$(571)	$503

	September 27, 2015
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$536	$550	$34	$(584)	$536
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(7)	(14)	—	(21)
Other comprehensive loss, net of tax	—	(7)	(14)	—	(21)
Comprehensive income	$536	$543	$20	$(584)	$515

	September 28, 2014
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$579	$574	$64	$(638)	$579
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(8)	—	(8)
Other comprehensive loss, net of tax	—	—	(8)	—	(8)
Comprehensive income	$579	$574	$56	$(638)	$571

Condensed Consolidated Statements of Cash Flows
(In millions)

	September 25, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(27)	$1,114	$29	$—	$1,116
Cash flows from investing activities
Purchases of property, plant and equipment	—	(643)	(73)	—	(716)
Purchases of available-for-sale securities	—	(593)	—	—	(593)
Sales and maturities of available-for-sale securities	—	431	—	—	431
Purchases of intangible assets	—	(2)	—	—	(2)
Increase in restricted cash	—	4	—	—	4
Payment for purchase of acquired entities, net of cash acquired	—	—	(11)	—	(11)
Intercompany activity	140	—	—	(140)	—
Other investing activities	—	(8)	—	—	(8)
Net cash provided by (used in) investing activities	140	(811)	(84)	(140)	(895)
Cash flows from financing activities
Purchases of treasury stock	(944)	—	—	—	(944)
Common stock dividends paid	(177)	—	—	—	(177)
Issuance of common stock	19	—	—	—	19
Excess tax benefit related to exercise of team member stock options	4	—	—	—	4
Proceeds from long-term borrowings	999	—	—	—	999
Proceed for revolving line of credit	300	—	—	—	300
Payments on long-term debt and capital lease obligations	(306)	—	—	—	(306)
Intercompany activity	—	(196)	56	140	—
Other financing activities	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	(113)	(196)	56	140	(113)
Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6
Net change in cash and cash equivalents	—	107	7	—	114
Cash and cash equivalents at beginning of period	—	147	90	—	237
Cash and cash equivalents at end of period	$—	$254	$97	$—	$351

Condensed Consolidated Statements of Cash Flows
(In millions)

	September 27, 2015
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$—	$1,095	$34	$—	$1,129
Cash flows from investing activities
Purchases of property, plant and equipment	—	(803)	(48)	—	(851)
Purchases of available-for-sale securities	—	(494)	—	—	(494)
Sales and maturities of available-for-sale securities	—	928	—	—	928
Purchases of intangible assets	—	(3)	—	—	(3)
Increase in restricted cash	—	(19)	—	—	(19)
Payment for purchase of acquired entities, net of cash acquired	—	—	(4)	—	(4)
Intercompany activity	622	—	—	(622)	—
Other investing activities	—	(12)	—	—	(12)
Net cash provided by (used in) investing activities	622	(403)	(52)	(622)	(455)
Cash flows from financing activities
Purchases of treasury stock	(513)	—	—	—	(513)
Common stock dividends paid	(184)	—	—	—	(184)
Issuance of common stock	66	—	—	—	66
Excess tax benefit related to exercise of team member stock options	11	—	—	—	11
Proceeds from long-term borrowings	—	—	—	—	—
Proceeds from revolving line of credit	—	—	—	—	—
Payments on long-term debt and capital lease obligations	(1)	—	—	—	(1)
Intercompany activity	—	(641)	19	622	—
Other financing activities	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(622)	(641)	19	622	(622)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
Net change in cash and cash equivalents	—	51	(4)	—	47
Cash and cash equivalents at beginning of period	—	96	94	—	190
Cash and cash equivalents at end of period	$—	$147	$90	$—	$237

Condensed Consolidated Statements of Cash Flows
(In millions)

	September 28, 2014
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$—	$977	$111	$—	$1,088
Cash flows from investing activities
Purchases of property, plant and equipment	—	(623)	(87)	—	(710)
Purchases of available-for-sale securities	—	(720)	—	—	(720)
Sales and maturities of available-for-sale securities	—	1,054	—	—	1,054
Purchases of intangible assets	—	(20)	—	—	(20)
Decrease in restricted cash	—	2	—	—	2
Payment for purchase of acquired entities, net of cash acquired	—	(32)	(41)	—	(73)
Intercompany activity	698	—	—	(698)	—
Other investing activities	—	(17)	—	—	(17)
Net cash provided by (used in) investing activities	698	(356)	(128)	(698)	(484)
Cash flows from financing activities
Purchases of treasury stock	(578)	—	—	—	(578)
Common stock dividends paid	(170)	—	—	—	(170)
Issuance of common stock	42	—	—	—	42
Excess tax benefit related to exercise of team member stock options	9	—	—	—	9
Proceeds from long-term borrowings	—	—	—	—	—
Proceeds from revolving line of credit	—	—	—	—	—
Payments on long-term debt and capital lease obligations	(1)	—	—	—	(1)
Intercompany activity	—	(730)	32	698	—
Other financing activities	—	—	—	—	—
Net cash provided by (used in) financing activities	(698)	(730)	32	698	(698)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Net change in cash and cash equivalents	—	(109)	9	—	(100)
Cash and cash equivalents at beginning of period	—	205	85	—	290
Cash and cash equivalents at end of period	$—	$96	$94	$—	$190

(18) Subsequent Events
Subsequent to the end of fiscal year 2016, the Company announced certain structure and leadership changes including the resignation of Walter Robb, the Company’s Co-Chief Executive Officer effective December 31, 2016.  In the first quarter of fiscal year 2017, the Company expects to incur a charge of approximately $13 million associated with Mr. Robb’s separation agreement. Mr. Robb will remain on the Company’s Board of Directors and will serve as a senior advisor of the Company from January 1, 2017 to September 24, 2017.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 25, 2016.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item about our Company’s Executive Officers is included in Part I, “Item 1. Business,” of this Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 2017 to be filed with the Commission pursuant to Regulation 14A (“Proxy Statement”).

The Company has adopted a Code of Business Conduct (the “Code”) for all team members and directors pursuant to section 406 of the Sarbanes-Oxley Act. A copy of the Code is publicly available on our Whole Foods Market website at http://investor.wholefoodsmarket.com/investors/corporate-governance/governance-documents/default.aspx and the Company will provide disclosure of future updates, amendments or waivers by posting them to our website. The Code applies to the Company’s principal executive officers, principal financial officer, principal accounting officer, controller and other persons who perform similar functions for the Company, in addition to the corporate directors and employees of the Company. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about the Company’s equity compensation plans by type as of September 25, 2016 (in millions, except per share amounts):

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Approved by security holders(1)	26.3	$39.35	30.8
Not approved by security holders	—	—	—
Total	26.3	$39.35	30.8
(1) The number in column (c) reflects (1) 29.8 million shares under the 2009 Stock Incentive Plan and (2) one million shares under the 2007 Team Member Stock Purchase Plan.

All other information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedules: No schedules are required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 15, 2015 (14)
3.2	Amended and Restated By-laws of the Registrant adopted June 26, 2015 (3)
4.1	Amended and Restated Indenture, dated as of September 8, 2016, between the Registrant and U.S. Bank National Association, as Trustee (5)
4.2	First Supplemental Indenture, dated December 3, 2015, among Registrant, the Guarantors, and U.S. Bank National Association (4)
4.3	Form of 5.200% Senior Notes due 2025 (included in Exhibit 4.2) (4)
10.1	2009 Stock Incentive Plan (1)
10.2	2007 Team Member Stock Purchase Plan (10)
10.3	Form of Executive Retention Plan and Non-Compete Arrangement by and between the executive leadership team of the Registrant and the Registrant (12)
10.4	Form of Director & Officer Indemnification Agreement (2)
10.5
Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (9)

10.6	Form of Non-Qualified Stock Option Agreement for WFLN and Directors under the 2009 Stock Incentive Plan (7)
10.7	Form of Non-Qualified Stock Option Agreement for U.S. WFLN and Directors under the 2009 Stock Incentive Plan (8)
10.8	Form of Non-Qualified Stock Option Agreement for U.S. WFLN and Directors under the 2009 Stock Incentive Plan (10)
10.9	Form of Restricted Share Award Agreement under the 2009 Stock Incentive Plan (13)
10.10	Form of Restricted Share Award Agreement under the 2009 Stock Incentive Plan (15)
10.11	Separation, Advisory and Noncompetition Agreement, dated as of November 2, 2016, by and between Whole Foods Market, Inc. and Walter Robb (6)
10.12	Amendment to the Whole Foods Executive Retention Plan and Non-Compete Arrangement Agreement, dated as of November 2, 2016, by and between Whole Foods Market Services, Inc. and Walter Robb (6)
10.13
Registration Rights Agreement, dated December 3, 2015, among Registrant, the Guarantors and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several Initial Purchasers (4)

10.14
Credit Agreement, dated as of November 2, 2015, among Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, as sole bookrunner and lead arranger (9)

10.15	Amendment No. 1 to Credit Agreement, dated as of December 22, 2015 (9)
10.16	Amendment No. 2 to Credit Agreement, dated as of May 2, 2016 (10)
10.17	Amendment No. 3 to Credit Agreement, dated as of November 3, 2016 (15)
12.1	Computation of Ratio of Earnings to Fixed Charges (15)
21.1	Subsidiaries of the Registrant (15)
23.1	Consent of Ernst & Young LLP (15)
31.1	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (15)
31.2	Certification by Co-Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (15)
31.3	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (15)
32.1	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (16)
32.2	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (16)
32.3	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (16)

101
The following financial information from the Company’s Annual Report on Form 10-K, for the period ended September 25, 2016, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (15)

(1)	Filed as an exhibit to Registrant’s Form S-8 filed May 31, 2013 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed June 29, 2015 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed December 4, 2015 and incorporated herein by reference
(5)	Filed as an exhibit to Registrant’s Form 8-K filed September 9, 2016 and incorporated herein by reference
(6)	Filed as an exhibit to Registrant’s Form 8-K filed November 2, 2016 and incorporated herein by reference
(7)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 7, 2013 filed August 9, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended July 6, 2014 filed August 8, 2014 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 17, 2016 filed February 26, 2016 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended April 10, 2016 filed May 13, 2016 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 24, 2006 filed December 8, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 30, 2012 filed November 21, 2012 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 29, 2013 filed November 22, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 27, 2015 filed November 13, 2015 and incorporated herein by reference
(15)	Filed herewith.
(16)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	November 18, 2016	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2016.

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