Form 10-Q
period 2017-01-15
WHOLE FOODS MARKET INC
filed 2017-02-16
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 15, 2017; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of February 10, 2017 was 318,564,535 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	January 15, 2017	September 25, 2016
Current assets:
Cash and cash equivalents	$350	$351
Short-term investments - available-for-sale securities	374	379
Restricted cash	125	122
Accounts receivable	251	242
Merchandise inventories	554	517
Prepaid expenses and other current assets	123	167
Deferred income taxes	210	197
Total current assets	1,987	1,975
Property and equipment, net of accumulated depreciation and amortization	3,460	3,442
Goodwill	710	710
Intangible assets, net of accumulated amortization	72	74
Deferred income taxes	111	100
Other assets	42	40
Total assets	$6,382	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$3	$3
Accounts payable	288	307
Accrued payroll, bonus and other benefits due team members	421	407
Dividends payable	45	43
Other current liabilities	543	581
Total current liabilities	1,300	1,341
Long-term debt and capital lease obligations, less current installments	1,048	1,048
Deferred lease liabilities	653	640
Other long-term liabilities	89	88
Total liabilities	3,090	3,117

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 1,200 shares authorized; 377.0 shares issued; 318.5 and 318.3 shares outstanding at 2017 and 2016, respectively	2,944	2,933
Common stock in treasury, at cost, 58.5 and 58.7 shares at 2017 and 2016, respectively	(2,018)	(2,026)
Accumulated other comprehensive loss	(33)	(32)
Retained earnings	2,399	2,349
Total shareholders’ equity	3,292	3,224
Total liabilities and shareholders’ equity	$6,382	$6,341

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
Sales	$4,918	$4,829
Cost of goods sold and occupancy costs	3,268	3,188
Gross profit	1,650	1,641
Selling, general and administrative expenses	1,417	1,373
Pre-opening expenses	21	13
Relocation, store closure and lease termination costs	41	3
Operating income	171	252
Interest expense	(15)	(7)
Investment and other income	—	4
Income before income taxes	156	249
Provision for income taxes	61	92
Net income	$95	$157

Basic earnings per share	$0.30	$0.47
Weighted average shares outstanding	318.2	337.0

Diluted earnings per share	$0.30	$0.46
Weighted average shares outstanding, diluted basis	318.7	338.2

Dividends declared per common share	$0.140	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
Net income	$95	$157
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1)	(10)
Other comprehensive loss, net of tax	(1)	(10)
Comprehensive income	$94	$147

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Sixteen weeks ended January 15, 2017 and fiscal year ended September 25, 2016
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balances at September 27, 2015	348.9	$2,904	$(1,124)	$(28)	$2,017	$3,769
Net income	—	—	—	—	507	507
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($0.54 per common share)	—	—	—	—	(174)	(174)
Issuance of common stock pursuant to team member stock plans	1.1	(23)	42	—	—	19
Purchase of treasury stock	(31.7)	—	(944)	—	—	(944)
Tax benefit related to exercise of team member stock options	—	3	—	—	—	3
Share-based payment expense	—	49	—	—	—	49
Other	—	—	—	—	(1)	(1)
Balances at September 25, 2016	318.3	2,933	(2,026)	(32)	2,349	3,224
Net income	—	—	—	—	95	95
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Dividends ($0.14 per common share)	—	—	—	—	(45)	(45)
Issuance of common stock pursuant to team member stock plans	0.2	(3)	8	—	—	5
Share-based payment expense	—	14	—	—	—	14
Balances at January 15, 2017	318.5	$2,944	$(2,018)	$(33)	$2,399	$3,292

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
Cash flows from operating activities
Net income	$95	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	147
Share-based payment expense	14	16
LIFO expense	—	2
Deferred income tax expense	(24)	(30)
Excess tax benefit related to exercise of team member stock options	—	(1)
Accretion of premium/discount on marketable securities	—	1
Deferred lease liabilities	18	8
Other	4	2
Net change in current assets and liabilities:
Accounts receivable	(9)	6
Merchandise inventories	(37)	(67)
Prepaid expenses and other current assets	44	(7)
Accounts payable	(19)	(16)
Accrued payroll, bonus and other benefits due team members	14	(25)
Other current liabilities	(6)	28
Net change in other long-term liabilities	1	11
Net cash provided by operating activities	284	232
Cash flows from investing activities
Development costs of new locations	(150)	(91)
Other property and equipment expenditures	(95)	(88)
Purchases of available-for-sale securities	(200)	(133)
Sales and maturities of available-for-sale securities	205	220
Payment for purchase of acquired entities, net of cash acquired	—	(11)
Other investing activities	(4)	(6)
Net cash used in investing activities	(244)	(109)
Cash flows from financing activities
Purchases of treasury stock	—	(634)
Common stock dividends paid	(43)	(45)
Issuance of common stock	5	7
Excess tax benefit related to exercise of team member stock options	—	1
Proceeds from long-term borrowings	—	999
Proceeds from revolving line of credit	—	300
Payments on long-term debt and capital lease obligations	—	(302)
Other financing activities	—	(7)
Net cash provided by (used in) financing activities	(38)	319
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash, cash equivalents, and restricted cash	2	441
Cash, cash equivalents, and restricted cash at beginning of period	473	364
Cash, cash equivalents, and restricted cash at end of period	$475	$805

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$76	$137
Interest paid	$26	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
January 15, 2017

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Whole Foods Market, Inc. and its consolidated subsidiaries (collectively “Whole Foods Market,” “Company,” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2016. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Where appropriate, we have reclassified prior year financial statements to conform to current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. The first fiscal quarter is 16 weeks, the second and third quarters each are 12 weeks, and the fourth quarter is 12 or 13 weeks. Fiscal years 2017 and 2016 are 52-week years. The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets.

The following is a summary of percentage sales by geographic area for the periods indicated:

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
Sales:
United States	97.1%	97.1%
Canada and United Kingdom	2.9	2.9
Total sales	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	January 15, 2017	September 25, 2016
Long-lived assets, net:
United States	97.5%	97.5%
Canada and United Kingdom	2.5	2.5
Total long-lived assets, net	100.0%	100.0%

(2) Summary of Significant Accounting Policies
Recent Accounting Pronouncements
Effective September 26, 2016, the Company early adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash ,” which amends the Accounting Standards Codification Topic 230. The amendments, which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, were adopted on a retrospective basis. The adoption of these amendments did not have a significant effect on the Company’s financial statements.

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted. Early adoption is permitted for all updates unless stated.

Standard	Description	Effective Date	Effect on financial statements and other significant matters
ASU No. 2017-04 Simplifying the Test for Goodwill Impairment (Topic 350)
The amendments eliminate Step 2 from the goodwill impairment test. Instead, an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss should also be considered, if applicable. The amendments should be applied on a prospective basis.
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
First quarter of fiscal year ending September 27, 2020
The adoption of this ASU will result in a significant increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this ASU on its Consolidated Financial Statements.

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

Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

January 15, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$23	$—	$—	$23
Marketable securities - available-for-sale:
Municipal bonds	—	31	—	31
Variable-rate demand notes	—	343	—	343
Total	$23	$374	$—	$397

September 25, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$62	$—	$—	$62
Commercial paper	—	30	—	30
Municipal bonds	—	46	—	46
Marketable securities - available-for-sale:
Commercial paper	—	30	—	30
Municipal bonds	—	26	—	26
Variable rate demand notes	—	323	—	323
Total	$62	$455	$—	$517

The estimated fair value of the Company’s long-term debt is included in Note 8 “Long-Term Debt.”

Assets Measured at Fair Value on a Nonrecurring Basis
During the sixteen weeks ended January 15, 2017, the Company recorded fair value adjustments, based on hierarchy level 3 inputs, totaling approximately $34 million related to certain locations for which asset value exceeded expected future cash flows, which were primarily included in the “Relocation, store closure and lease termination cost” line item on the Consolidated Statement of Operations. These impairment charges reduced the carrying value of related long-term assets to an immaterial fair value.

(4) Investments
The Company holds investments primarily in marketable securities that are classified as short-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	January 15, 2017	September 25, 2016
Short-term marketable securities - available-for-sale:
Commercial paper	$—	$30
Municipal bonds	31	26
Variable rate demand notes	343	323
Total short-term marketable securities	$374	$379

Gross unrealized holding gains and losses were not material at January 15, 2017 or September 25, 2016. There were no available-for-sale securities in an unrealized loss position at January 15, 2017. Available-for-sale securities totaling approximately $33 million were in unrealized loss positions at September 25, 2016. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 25, 2016. The Company did not recognize any other-than-temporary impairments during the sixteen weeks ended January 15, 2017 or fiscal year ended September 25, 2016. The average effective maturity of the Company’s short-term available-for-sale securities was less than one month at January 15, 2017 and September 25, 2016.

At January 15, 2017 and September 25, 2016, the Company held approximately $23 million and $19 million in equity interests which were accounted for using the cost method of accounting. Equity interests accounted for using the equity method were not material at January 15, 2017 or September 25, 2016.

(5) Goodwill and Other Intangible Assets
There were no additions or adjustments to goodwill during the sixteen weeks ended January 15, 2017 or January 17, 2016. Additions of other intangible assets were not material during the sixteen weeks ended January 15, 2017 or the same period of the prior fiscal year. The components of intangible assets as of the dates indicated were as follows (in millions):

	January 15, 2017		September 25, 2016
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$120	$(57)	$120	$(55)
Indefinite-lived contract-based	9		9
Total	$129	$(57)	$129	$(55)

Amortization expense associated with intangible assets was not material during the sixteen weeks ended January 15, 2017 or the same period of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2017	$4
Fiscal year 2018	5
Fiscal year 2019	5
Fiscal year 2020	5
Fiscal year 2021	4
Future fiscal years	40
Total	$63

(6) Store and Facility Closures
During the sixteen weeks ended January 15, 2017, the Company announced plans to close nine stores and three commissary kitchens. The Company recorded non-cash charges of approximately $34 million to adjust the long-lived assets of these locations to fair value. These charges are included in the “Relocation, store closure and lease termination cost” line item on the Consolidated Statement of Operations. The Company expects to incur additional charges of approximately $30 million related to these closures in the second quarter of fiscal year 2017 largely relating to lease terminations.

(7) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the sixteen weeks ended January 15, 2017 and fiscal year ended September 25, 2016 (in millions):

	January 15, 2017	September 25, 2016
Beginning balance	$26	$28
Additions	1	6
Usage	(2)	(10)
Adjustments	1	2
Ending balance	$26	$26

(8) Long-Term Debt
Credit Agreement
The Company’s revolving credit facility under a credit agreement dated as of November 2, 2015 (the “Credit Agreement”) provides for an unsecured revolving credit facility in the aggregate principal amount of $500 million, which may be increased from time to time by up to $250 million. The Credit Agreement also provides for a letter of credit subfacility of up to $250 million.

At January 15, 2017, the Company had no amounts outstanding under the credit facility. Commitment fees paid on undrawn amounts were not material during the sixteen weeks ended January 15, 2017. At January 15, 2017, the Company was in compliance with all applicable debt covenants.

During the sixteen weeks ended January 17, 2016, the Company borrowed and repaid $300 million under the Credit Agreement.

Senior Notes
The Company has outstanding $1.0 billion of senior notes (the “Notes”). The Notes bear interest at a fixed rate equal to 5.2% per year, payable semiannually, and mature on December 3, 2025. The effective interest rate of the Notes, which includes interest on the Notes and amortization of discount and issuance costs, is approximately 5.28%. At January 15, 2017, the Company was in compliance with all applicable debt covenants. The estimated fair value of the Notes at January 15, 2017, based on observable market prices (Level 2), exceeded the carrying value by approximately $70 million.

The Senior Notes issued on December 3, 2015 and Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain wholly owned domestic subsidiaries of the Company (the “Guarantors”). For additional information regarding the Guarantors see Note 14, Guarantor Financial Statement Information. The components of long-term debt as of the dates indicated were as follows (in millions):

	January 15, 2017	September 25, 2016
5.2% senior notes due 2025	$1,000	$1,000
Less: unamortized discount and debt issuance costs related to senior notes	(7)	(7)
Carrying value of senior notes	993	993
Capital lease obligations	58	58
Total long-term debt and capital lease obligations	1,051	1,051
Less: current installments	(3)	(3)
Total long-term debt and capital lease obligations, less current installments	$1,048	$1,048

(9) Income Taxes
Income taxes resulted in an effective tax rate of approximately 39.0% for the sixteen weeks ended January 15, 2017 compared to approximately 37.0% for the same period of the prior fiscal year. The lower effective tax rate for the sixteen weeks ended January 17, 2016 is due to the recognition of an environmental tax credit related to the development of a new store.

(10) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2017 to date and fiscal year 2016 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2017:
November 2, 2016(1)	$0.14	January 13, 2017	January 24, 2017	$45
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43
(1) Dividend accrued at January 15, 2017

Treasury Stock
As of January 15, 2017, one share repurchase program remains in effect, with prior programs having been fully utilized, expired or cancelled. The following table outlines the share repurchase program authorized by the Company’s Board of Directors (“Board”), and the related repurchase activity as of January 15, 2017 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	Not applicable	$1,000	$557	$443

Share repurchase activity for the sixteen weeks ended January 15, 2017 was immaterial. Share repurchase activity for the sixteen weeks ended January 17, 2016 was as follows (in millions, except per share amounts):

January 17, 2016
Number of common shares acquired	21.2
Average price per common share acquired	$29.96
Total cost of common shares acquired	$634

The Company reissued approximately 0.2 million treasury shares at cost of approximately $8 million and approximately 0.3 million treasury shares at cost of approximately $11 million to satisfy the issuance of common stock pursuant to team member stock plans during the sixteen weeks ended January 15, 2017 and January 17, 2016, respectively. At January 15, 2017 and September 25, 2016, the Company held in treasury approximately 58.5 million shares and 58.7 million shares, respectively, totaling approximately $2.0 billion.

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

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
Net income (numerator for basic and diluted earnings per share)	$95	$157

Weighted average common shares outstanding (denominator for basic earnings per share)	318.2	337.0
Incremental common shares attributable to dilutive effect of share-based awards	0.5	1.2
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	318.7	338.2

Basic earnings per share	$0.30	$0.47

Diluted earnings per share	$0.30	$0.46

The computation of diluted earnings per share for the sixteen weeks ended January 15, 2017 and January 17, 2016 does not include share-based awards to purchase approximately 24.5 million shares and 18.7 million shares of common stock, respectively, due to their antidilutive effect.

(12) Share-Based Payments
Share-based payment expense, primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations, totaled approximately $14 million during the sixteen weeks ended January 15, 2017, and totaled approximately $16 million for the same period of the prior fiscal year.

At January 15, 2017 and September 25, 2016, approximately 30.3 million shares and 29.8 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. At January 15, 2017 and September 25, 2016, there was approximately $61 million and $73 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 10.3 million shares and 10.5 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 2.7 years.

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

(14) Guarantor Financial Statement Information
The Senior Notes issued on December 3, 2015 and Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by certain wholly owned domestic subsidiaries of the Company (the “Guarantors”). Supplemental condensed consolidating financial information of the Company, including such information for the Guarantors is presented below:

Consolidated Balance Sheets (unaudited)
(In millions)

	January 15, 2017
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$252	$98	$—	$350
Short-term investments - available-for-sale securities	—	374	—	—	374
Restricted cash	—	118	7	—	125
Accounts receivable	—	229	22	—	251
Intercompany receivable	—	695	—	(695)	—
Merchandise inventories	—	467	87	—	554
Prepaid expenses and other current assets	—	106	17	—	123
Deferred income taxes	—	210	—	—	210
Total current assets	—	2,451	231	(695)	1,987
Property and equipment, net of accumulated depreciation and amortization	—	3,075	385	—	3,460
Investments in consolidated subsidiaries	4,695	105	474	(5,274)	—
Goodwill	—	703	7	—	710
Intangible assets, net of accumulated amortization	1	62	9	—	72
Deferred income taxes	—	105	6	—	111
Other assets	—	15	27	—	42
Total assets	$4,696	$6,516	$1,139	$(5,969)	$6,382

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$—	$3	$—	$—	$3
Accounts payable	—	209	79	—	288
Intercompany payable	360	—	335	(695)	—
Accrued payroll, bonus and other benefits due team members	—	395	26	—	421
Dividends payable	45	—	—	—	45
Other current liabilities	6	500	37	—	543
Total current liabilities	411	1,107	477	(695)	1,300
Long-term debt and capital lease obligations, less current installments	993	48	7	—	1,048
Deferred lease liabilities	—	603	50	—	653
Other long-term liabilities	—	88	1	—	89
Total liabilities	1,404	1,846	535	(695)	3,090

Commitments and contingencies

Total shareholders’ equity	3,292	4,670	604	(5,274)	3,292
Total liabilities and shareholders’ equity	$4,696	$6,516	$1,139	$(5,969)	$6,382

Consolidated Balance Sheets (unaudited)
(In millions)

	September 25, 2016
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$254	$97	$—	$351
Short-term investments - available-for-sale securities	—	379	—	—	379
Restricted cash	—	114	8	—	122
Accounts receivable	—	216	26	—	242
Intercompany receivable	—	649	—	(649)	—
Merchandise inventories	—	441	76	—	517
Prepaid expenses and other current assets	—	150	17	—	167
Deferred income taxes	—	197	—	—	197
Total current assets	—	2,400	224	(649)	1,975
Property and equipment, net of accumulated depreciation and amortization	—	3,063	379	—	3,442
Investments in consolidated subsidiaries	4,593	103	472	(5,168)	—
Goodwill	—	702	8	—	710
Intangible assets, net of accumulated amortization	1	63	10	—	74
Deferred income taxes	—	94	6	—	100
Other assets	—	16	24	—	40
Total assets	$4,594	$6,441	$1,123	$(5,817)	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$—	$3	$—	$—	$3
Accounts payable	—	227	80	—	307
Intercompany payable	317	—	333	(650)	—
Accrued payroll, bonus and other benefits due team members	—	381	26	—	407
Dividends payable	43	—	—	—	43
Other current liabilities	17	536	28	—	581
Total current liabilities	377	1,147	467	(650)	1,341
Long-term debt and capital lease obligations, less current installments	993	48	7	—	1,048
Deferred lease liabilities	—	592	48	—	640
Other long-term liabilities	—	87	1	—	88
Total liabilities	1,370	1,874	523	(650)	3,117

Commitments and contingencies

Total shareholders’ equity	3,224	4,567	600	(5,167)	3,224
Total liabilities and shareholders’ equity	$4,594	$6,441	$1,123	$(5,817)	$6,341

Consolidated Statements of Operations (unaudited)
(In millions)

	Sixteen weeks ended January 15, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$4,672	$314	$(68)	$4,918
Cost of goods sold and occupancy costs	—	3,110	224	(66)	3,268
Gross profit	—	1,562	90	(2)	1,650
Selling, general and administrative expenses	—	1,337	80	—	1,417
Pre-opening expenses	—	18	3	—	21
Relocation, store closure and lease termination costs	—	40	1	—	41
Operating income	—	167	6	(2)	171
Interest expense	(15)	—	—	—	(15)
Investment and other expense	—	—	(1)	1	—
Equity in net income of subsidiaries	104	2	1	(107)	—
Income before income taxes	89	169	6	(108)	156
Provision for income taxes	(6)	65	2	—	61
Net income	$95	$104	$4	$(108)	$95

	Sixteen weeks ended January 17, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$4,584	$289	$(44)	$4,829
Cost of goods sold and occupancy costs	—	3,029	202	(43)	3,188
Gross profit	—	1,555	87	(1)	1,641
Selling, general and administrative expenses	—	1,294	79	—	1,373
Pre-opening expenses	—	10	3	—	13
Relocation, store closure and lease termination costs	—	3	—	—	3
Operating income	—	248	5	(1)	252
Interest expense	(7)	—	—	—	(7)
Investment and other income (expense)	—	5	(2)	1	4
Equity in net income of subsidiaries	161	3	6	(170)	—
Income before income taxes	154	256	9	(170)	249
Provision for income taxes	(3)	93	2	—	92
Net income	$157	$163	$7	$(170)	$157

Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Sixteen weeks ended January 15, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$95	$104	$4	$(108)	$95
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(4)	3	—	(1)
Other comprehensive income (loss), net of tax	—	(4)	3	—	(1)
Comprehensive income	$95	$100	$7	$(108)	$94

	Sixteen weeks ended January 17, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$157	$163	$7	$(170)	$157
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	4	(14)	—	(10)
Other comprehensive income (loss), net of tax	—	4	(14)	—	(10)
Comprehensive income (loss)	$157	$167	$(7)	$(170)	$147

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	January 15, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(26)	$293	$17	$—	$284
Cash flows from investing activities
Purchases of property, plant and equipment	—	(226)	(19)	—	(245)
Purchases of available-for-sale securities	—	(200)	—	—	(200)
Sales and maturities of available-for-sale securities	—	205	—	—	205
Payment for purchase of acquired entities, net of cash acquired	—	—	—	—	—
Intercompany activity	64	—	—	(64)	—
Other investing activities	—	(4)	—	—	(4)
Net cash provided by (used in) investing activities	64	(225)	(19)	(64)	(244)
Cash flows from financing activities
Purchases of treasury stock	—	—	—	—	—
Common stock dividends paid	(43)	—	—	—	(43)
Issuance of common stock	5	—	—	—	5
Excess tax benefit related to exercise of team member stock options	—	—	—	—	—
Proceeds from long-term borrowings	—	—	—	—	—
Proceed for revolving line of credit	—	—	—	—	—
Payments on long-term debt and capital lease obligations	—	—	—	—	—
Intercompany activity	—	(66)	2	64	—
Other financing activities	—	—	—	—	—
Net cash provided by (used in) financing activities	(38)	(66)	2	64	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash, cash equivalents, and restricted cash	—	2	—	—	2
Cash, cash equivalents, and restricted cash at beginning of period	—	368	105	—	473
Cash, cash equivalents, and restricted cash at end of period	$—	$370	$105	$—	$475

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	January 17, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$—	$219	$13	$—	$232
Cash flows from investing activities
Purchases of property, plant and equipment	—	(156)	(23)	—	(179)
Purchases of available-for-sale securities	—	(133)	—	—	(133)
Sales and maturities of available-for-sale securities	—	220	—	—	220
Payment for purchase of acquired entities, net of cash acquired	—	—	(11)	—	(11)
Intercompany activity	(319)	—	—	319	—
Other investing activities	—	(6)	—	—	(6)
Net cash used in investing activities	(319)	(75)	(34)	319	(109)
Cash flows from financing activities
Purchases of treasury stock	(634)	—	—	—	(634)
Common stock dividends paid	(45)	—	—	—	(45)
Issuance of common stock	7	—	—	—	7
Excess tax benefit related to exercise of team member stock options	1	—	—	—	1
Proceeds from long-term borrowings	999	—	—	—	999
Proceeds from revolving line of credit	300	—	—	—	300
Payments on long-term debt and capital lease obligations	(302)	—	—	—	(302)
Intercompany activity	—	305	14	(319)	—
Other financing activities	(7)	—	—	—	(7)
Net cash provided by financing activities	319	305	14	(319)	319
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net change in cash, cash equivalents, and restricted cash	—	449	(8)	—	441
Cash, cash equivalents, and restricted cash at beginning of period	—	261	103	—	364
Cash, cash equivalents, and restricted cash at end of period	$—	$710	$95	$—	$805

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclaimer on Forward-looking Statements
Certain statements in this report and from time to time in other filings with the Securities and Exchange Commission, news releases, reports, and other written and oral communications made by us and our representatives, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “see,” “continue,” “could,” “can,” “may,” “will,” “likely,” “depend,” “should,” “would,” “plan,” “predict,” “target,” and similar expressions, and include references to assumptions and relate to our future prospects, developments and business strategies. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties that may cause our actual results to be materially different from such forward-looking statements and could materially adversely affect our business, financial condition, operating results and cash flows. These risks and uncertainties include general business conditions, changes in overall economic conditions that impact consumer spending, the impact of competition and other factors which are often beyond the control of the Company, as well other risks listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2016 and risks and uncertainties not presently known to us or that we currently deem immaterial. We wish to caution you that you should not place undue reliance on such forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update forward-looking statements.

This information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2016.

Overview
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. We are a mission-driven company that aims to set the standards of excellence in food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of January 15, 2017, operated 467 stores: 446 stores in 42 U.S. states and the District of Columbia; 12 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2017 and 2016 are 52-week years.

Economic and Industry Factors
Food retailing is a large, intensely competitive industry and is evolving at an incredibly fast pace. Consumers have more options than ever before. Our competition includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets, restaurants and home delivery, and meal solution companies, each of which competes with us on the basis of store ambiance and experience, product selection and quality, customer service, price, convenience or a combination of these factors.

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

First Quarter of Fiscal Year 2017 Summary

•	Record sales of $4.9 billion, a 1.9% increase over the prior year

•	Comparable store sales decrease of 2.4%

•	Net income of $95 million, or 1.9% of sales

•	Diluted earnings per share of $0.30

•	EBITDA of $360 million, or 7.3% of sales

•	Return on Invested Capital (“ROIC”) of 11.0%

Results include a non-cash charge of $34 million, or $0.06 per diluted share, related to store and facility closures and a charge of $13 million, or $0.03 per diluted share, associated with Mr. Robb’s separation agreement. Excluding these charges, net income was $123 million, or 2.5% of sales; diluted earnings per share were $0.39; EBITDA margin was 7.6%; and ROIC was 11.7%. Please refer to the reconciliation of GAAP measures to non-GAAP measures included in this Management’s Discussion and Analysis. During the sixteen weeks ended January 15, 2017, we produced approximately $284 million in cash flows from operations and returned approximately $43 million in quarterly dividends to common shareholders. At January 15, 2017, we had approximately $1.1 billion in total debt and approximately $1.2 billion in total available capital.

Fiscal Year 2017 Updated Outlook
The Company is updating its outlook primarily to reflect lower expected sales growth and new costs associated with accelerating the implementation of category management. In the first quarter of fiscal year 2017, the Company incurred a charge of approximately $47 million, or $0.09 per diluted share, related to Mr. Robb’s separation agreement as well as store and facility closures. In the second quarter of fiscal year 2017, the Company expects to incur an additional charge related to these closures of approximately $30 million, or $0.06 per diluted share. The Company’s outlook excludes these charges and potential share repurchases. The Company remains focused on the metrics it believes are key to the long-term health of its business and for fiscal year 2017 is targeting:

•	Sales growth of 1.5% of greater

•	Comps of approximately -2.5% or better

•	Ending square footage growth of approximately 5% net of closures, reflecting approximately 30 new stores, including up to six relocations and three 365 stores

•	Diluted EPS of $1.33 or greater

•	EBITDA margin of approximately 8%

•	Capital expenditures of approximately 4% of sales

•	ROIC of approximately 11%

The Company has updated its sales outlook primarily to reflect year-to-date sales trends and lost sales related to the store closures. While the Company remains hopeful that comps improve as sales-building initiatives gain traction and comparisons get easier, the competitive landscape continues to be very dynamic, two-year comps have continued to moderate, and it is uncertain how long the deflationary environment will continue.

The Company plans to reduce its cost structure this fiscal year but expects these savings to be more than offset by investments in marketing, value and technology, as well as higher occupancy, depreciation and other costs. In addition, the Company is estimating additional costs of approximately $14 million, or $0.03 per diluted share, related to its recent decision to accelerate the implementation of category management, the majority of which it expects to incur in the fourth quarter. Therefore, the Company now expects a decline in operating margin of up to approximately 85 basis points for the year, with greater declines of up to 115 basis points in the second and fourth quarters due in part to the negative Easter shift and higher year-over-year marketing expense in the second quarter, and to costs associated with category management in the fourth quarter. The Company also notes a LIFO credit of $9 million in the fourth quarter last year as compared to charges of $2 million in the first and second quarters and a credit of $2 million in the third quarter last year.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	66.4	66.0
Gross profit	33.6	34.0
Selling, general and administrative expenses	28.8	28.4
Pre-opening expenses	0.4	0.3
Relocation, store closure and lease termination costs	0.8	0.1
Operating income	3.5	5.2
Interest expense	(0.3)	(0.1)
Investment and other income	—	0.1
Income before income taxes	3.2	5.2
Provision for income taxes	1.2	1.9
Net income	1.9%	3.2%
Figures may not sum due to rounding

Sales for the sixteen weeks ended January 15, 2017 totaled approximately $4.9 billion, increasing 1.9% over the same period of the prior fiscal year. Comparable store sales during the sixteen weeks ended January 15, 2017 and the same period of the prior fiscal year are reflected in the table below.

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
Comparable store sales	(2.4)%	(1.8)%
Change in transactions	(3.9)%	(1.6)%
Change in basket size	1.5%	(0.2)%

We have seen stability in our comps over the last three quarters, with some modest traffic improvement from the fourth quarter of fiscal year 2016 to the first quarter of fiscal year 2017. During the quarter, we saw wide swings in comps on a weekly basis, as is frequently the case in the first quarter due to weather and holiday shifts. After a strong start for the first five weeks, comps dropped off sharply in the pre- and post-election weeks, and then showed nice lifts over Thanksgiving and Christmas weeks. Comparable stores contributed approximately 95.1% of total sales for the sixteen weeks ended January 15, 2017, compared to approximately 93.7% for the same period of the prior fiscal year. As of January 15, 2017, there were 434 locations in the comparable store base compared to 404 locations at January 17, 2016.

The Company’s gross profit as a percentage of sales for the sixteen weeks ended January 15, 2017 was approximately 33.6% compared to approximately 34.0% for the same period of the prior fiscal year. Gross margin for the sixteen weeks ended January 15, 2017 declined 43 basis points to 33.6%, as compared to the sixteen weeks ended January 17, 2016, driven by increases in occupancy costs and cost of goods sold as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were approximately 28.8% for the sixteen weeks ended January 15, 2017 compared to approximately 28.4% for the same period of the prior fiscal year. During the sixteen weeks ended January 15, 2017, selling, general and administrative expenses included a charge of $13 million associated with the separation agreement for Walter Robb, our former Co-Chief Executive Officer. Excluding this charge, selling, general and administrative expenses increased 12 basis points year over year for the sixteen weeks ended January 15, 2017 driven by an increase in marketing and depreciation expenses as a percentage of sales.

Pre-opening expenses totaled approximately $21 million for the sixteen weeks ended January 15, 2017 compared to approximately $13 million for the same period of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $41 million for the sixteen weeks ended January 15, 2017 compared to approximately $3 million for the same period of the prior fiscal year. Relocation, store closure and lease termination costs for the sixteen weeks ended January 15, 2017 includes approximately $34 million in charges related to the decision to close nine stores and three commissary kitchens.

The numbers of stores opened and relocated were as follows:

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
New stores	11	3
Relocated stores	2	—

Interest expense, primarily related to the Company’s $1.0 billion offering of 5.2% senior notes completed on December 3, 2015, totaled approximately $15 million and $7 million for the sixteen weeks ended January 15, 2017 and January 17, 2016, respectively.

Investment and other income, which includes gift card breakage, interest income and investment gains and losses, and other income, was not material for the sixteen weeks ended January 15, 2017 compared to approximately $4 million for the sixteen weeks ended January 17, 2015.

Income taxes resulted in an effective tax rate of approximately 39.0% for the sixteen weeks ended January 15, 2017 compared to approximately 37.0% for the same period of the prior fiscal year. The lower effective tax rate for fiscal year 2016 was due to the recognition of an environmental tax credit related to the development of a new store. The effective tax rate for fiscal year 2017 is expected to be 39.0%.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding adjusted diluted Earnings per Share (“EPS”), Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), adjusted EBITDA, Return on Invested Capital (“ROIC”) and adjusted ROIC as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to our results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation. Management believes ROIC and adjusted ROIC are useful to investors and analysts because each measures how effectively we are deploying our assets.

The Company defines adjusted diluted EPS as net income plus charges for store and facility closures and Mr. Robb’s separation agreement divided by the weighted average shares outstanding and potential additional common shares outstanding. The following is a tabular reconciliation of the non-GAAP financial measures adjusted diluted EPS to GAAP diluted EPS, which the Company believes is the most directly comparable GAAP financial measure. Adjusted diluted EPS was as follows (in millions):

	Sixteen weeks ended
Adjusted Diluted EPS	January 15, 2017	January 17, 2016
Net income	$95	$157
Store and facility closures, net of tax	20	—
Mr. Robb's separation agreement, net of tax	8	—
Adjusted Net income	$123	$157

Adjusted Diluted Earnings per Share	$0.39	$0.46
Weighted average shares outstanding	318.7	337.0

The Company defines adjusted EBITDA as EBITDA plus charges for Mr. Robb’s separation agreement. The following is a tabular reconciliation of the non-GAAP financial measures EBITDA to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA was as follows (in millions):

	Sixteen weeks ended
	January 15, 2017	January 17, 2016
Net income	$95	$157
Provision for income taxes	61	92
Interest expense	15	7
Investment and other income	—	(4)
Operating income	171	252
Depreciation and amortization	189	147
EBITDA	360	399
Mr. Robb’s separation agreement	13	—
Adjusted EBITDA	$373	$399

The Company defines ROIC as ROIC earnings divided by average invested capital. ROIC earnings and adjustments to ROIC earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC and adjusted ROIC were as follows (in millions):

	Fifty-two weeks ended
	January 15, 2017	January 17, 2016
Net income	$445	$525
Interest expense, net of tax	30	4
ROIC earnings	475	529
Total rent expense, net of tax (1)	289	268
Estimated depreciation on capitalized operating leases, net of tax (2)	(193)	(178)
ROIC earnings, including the effect of capitalized operating leases	$571	$619

Average working capital, excluding current portion of long-term debt	$695	$529
Average property and equipment, net	3,355	3,121
Average other assets	967	1,075
Average other liabilities	(714)	(651)
Average invested capital	4,303	4,074
Average estimated asset base of capitalized operating leases (3)	3,816	3,486
Average invested capital, including the effect of capitalized operating leases	$8,119	$7,560

ROIC	11.0%	13.0%
ROIC, including the effect of capitalized operating leases	7.0%	8.2%

	Fifty-two weeks ended
	January 15, 2017	January 17, 2016
Net income	$445	$525
Interest expense, net of tax	30	4
Adjustments, net of tax (4)	30	48
Adjusted ROIC earnings	505	577
Total rent expense, net of tax (1)	289	268
Estimated depreciation on capitalized operating leases, net of tax (2)	(193)	(178)
Adjusted ROIC earnings, including the effect of capitalized operating leases	$601	$667

Average working capital, excluding current portion of long-term debt	$695	$529
Average property and equipment, net	3,355	3,121
Average other assets	967	1,075
Average other liabilities	(714)	(651)
Average invested capital	4,303	4,074
Average estimated asset base of capitalized operating leases (3)	3,816	3,486
Average invested capital, including the effect of capitalized operating leases	$8,119	$7,560

Adjusted ROIC	11.7%	14.2%
Adjusted ROIC, including the effect of capitalized operating leases	7.4%	8.8%

(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense
(4) Adjustments include charges related to Mr. Robb’s separation agreement in Q1 2017, store and facility closures and asset impairments

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	January 15, 2017	September 25, 2016
Cash and cash equivalents	$350	$351
Short-term investments - available-for-sale securities	374	379
Total	$724	$730

Additionally, the Company had $500 million available under its revolving credit facility at January 15, 2017.

We generated cash flows from operating activities totaling approximately $284 million during the sixteen weeks ended January 15, 2017 compared to approximately $232 million during the same period of the prior fiscal year. The increase in cash flows from operating activities resulted primarily from increased non-cash expenses and changes in operating working capital. Depreciation and amortization was the primary non-cash expense included in cash flows from operating activities totaling approximately $189 million and $147 million for the sixteen weeks ended January 15, 2017 and January 17, 2016.

Net cash used in investing activities totaled approximately $244 million for the sixteen weeks ended January 15, 2017 compared to approximately $109 million for the same period of the prior fiscal year. Net sales and maturities of available-for-sale securities totaled approximately $5 million during the sixteen weeks ended January 15, 2017 compared to approximately $87 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores, the acquisition of property and equipment for existing stores, and technology investments. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the sixteen weeks ended January 15, 2017 totaled approximately $245 million, of which approximately $150 million was for the development of new locations. Capital expenditures for the sixteen weeks ended January 17, 2016 totaled approximately $179 million, of which approximately $91 million was for the development of new locations. As of January 15, 2017 the Company has 93 stores, or 3.9 million square feet, in development.

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 93 stores in our current store development pipeline. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $38 million for the sixteen weeks ended January 15, 2017 compared to approximately $319 million provided by financing activities for the same period of the prior fiscal year.

The Company’s revolving credit facility under a credit agreement dated as of November 2, 2015 (the “Credit Agreement”) provides for an unsecured revolving credit facility in the aggregate principal amount of $500 million. For the sixteen weeks ended January 15, 2017, the Company had no amounts outstanding on the Credit Agreement. During the first quarter of fiscal year 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At January 15, 2017, the Company was in compliance with all applicable debt covenants.

The Company has outstanding $1.0 billion aggregate principal amount of its 5.2% senior notes due 2025 (the “Notes”). The Notes will mature on December 3, 2025. At January 15, 2017, the Company was in compliance with all applicable debt covenants.

Share repurchase activity for the sixteen weeks ended January 15, 2017 was immaterial. Share repurchase activity for fiscal year 2016 was as follows (in millions, except share per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2016:
First Quarter	21.2	$29.96	$634
Second Quarter	3.5	28.88	100
Third Quarter	6.5	30.01	195
Fourth Quarter	0.5	27.98	15
Total fiscal year 2016	31.7	$29.82	$944
(1) Number of shares may not sum due to rounding

As of January 15, 2017, one share repurchase program remains in effect, with prior programs having been fully utilized, expired or cancelled. The following table outlines the share repurchase program authorized by the Company’s Board of Directors (“Board”), and the related repurchase activity as of January 15, 2017 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	Not applicable	$1,000	$557	$443

During the first quarter of fiscal year 2017, the Board increased the Company’s quarterly dividend to $0.140 per common share from $0.135 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2017 to date and fiscal year 2016 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2017:
November 2, 2016 (1)	$0.140	January 13, 2017	January 24, 2017	$45
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43
(1) Dividend accrued at January 15, 2017

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

Net proceeds to the Company from the exercise of stock options by team members for the sixteen weeks ended January 15, 2017 totaled approximately $5 million compared to approximately $7 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At January 15, 2017 and September 25, 2016, approximately 30.3 million shares and 29.8 million shares of our common stock, respectively, were available for future stock incentive grants.

In addition to the Company’s debt obligations referenced above, the Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of January 15, 2017 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$91	$6	$10	$10	$65
Operating lease obligations (1)	9,223	315	1,070	1,153	6,685
Total	$9,314	$321	$1,080	$1,163	$6,750
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at January 15, 2017 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of January 15, 2017, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at January 15, 2017 consist of operating leases disclosed in the above contractual obligations table, as well as the Credit Agreement discussed above. Additionally, we enter into forward purchase agreements for certain products in the ordinary course of business. Purchase commitments do not exceed anticipated use within an operating cycle. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements
Recent accounting pronouncements are included in Note 2 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our direct exposure to financial market risk results from fluctuations in foreign currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended September 25, 2016.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the sixteen weeks ended January 15, 2017.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
September 26, 2016 - October 23, 2016	—	$—	—	$443,504,390
October 24, 2016 - November 20, 2016	16,200	27.95	16,200	443,051,523
November 21, 2016 - December 18, 2016	—	—	—	443,051,523
December 19, 2016 - January 15, 2017	—	—		443,051,523
Total	16,200	$27.95	16,200

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2017.

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

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 15, 2015 (1)
3.2	Amended and Restated Bylaws of the Registrant adopted June 26, 2015 (2)
4.1	Amended and Restated Indenture, dated as of September 8, 2016, between the Registrant and U.S. Bank National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated December 3, 2015, among the Registrant, the Guarantors, and U.S. Bank National Association (4)
4.3	Form of 5.2000% Senior Notes due 2025 (included in Exhibit 4.2) (4)
10.1	Separation, Advisory, and Noncompetition Agreement, dated as of November 2, 2016, by and between Whole Foods Market, Inc. and Walter Robb (5)
10.2	Amendment to the Whole Foods Executive Retention Plan and Non-Compete Arrangement, dated as of November 2, 2016, by and between Whole Foods Market Services, Inc. and Walter Robb (5)
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a) (6)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a) (6)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (7)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (7)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 15, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (5)

(1)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 27, 2015 filed November 13, 2016 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed June 29, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed September 9, 2016 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed December 4, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed November 2, 2016 and incorporated herein by reference.
(6)	Filed herewith.
(7)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	February 16, 2017	By:	/s/ Glenda Flanagan
Glenda Flanagan
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)