Form 10-Q
period 2017-04-09
WHOLE FOODS MARKET INC
filed 2017-05-19
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 9, 2017; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of May 12, 2017 was 319,564,636 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	April 9, 2017	September 25, 2016
Current assets:
Cash and cash equivalents	$412	$351
Short-term investments - available-for-sale securities	476	379
Restricted cash	124	122
Accounts receivable	255	242
Merchandise inventories	508	517
Prepaid expenses and other current assets	119	167
Deferred income taxes	214	197
Total current assets	2,108	1,975
Property and equipment, net of accumulated depreciation and amortization	3,469	3,442
Goodwill	710	710
Intangible assets, net of accumulated amortization	71	74
Deferred income taxes	114	100
Other assets	41	40
Total assets	$6,513	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$2	$3
Accounts payable	313	307
Accrued payroll, bonus and other benefits due team members	393	407
Dividends payable	45	43
Other current liabilities	584	581
Total current liabilities	1,337	1,341
Long-term debt and capital lease obligations, less current installments	1,047	1,048
Deferred lease liabilities	665	640
Other long-term liabilities	105	88
Total liabilities	3,154	3,117

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 1,200 shares authorized; 377.0 shares issued; 318.8 and 318.3 shares outstanding at 2017 and 2016, respectively	2,945	2,933
Common stock in treasury, at cost, 58.2 and 58.7 shares at 2017 and 2016, respectively	(2,004)	(2,026)
Accumulated other comprehensive loss	(35)	(32)
Retained earnings	2,453	2,349
Total shareholders’ equity	3,359	3,224
Total liabilities and shareholders’ equity	$6,513	$6,341

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
Sales	$3,737	$3,696	$8,656	$8,524
Cost of goods sold and occupancy costs	2,463	2,406	5,732	5,593
Gross profit	1,274	1,290	2,924	2,931
Selling, general and administrative expenses	1,057	1,028	2,474	2,402
Pre-opening expenses	12	18	33	31
Relocation, store closure and lease termination costs	34	3	74	5
Operating income	171	241	343	493
Interest expense	(11)	(11)	(26)	(18)
Investment and other income	2	5	1	9
Income before income taxes	162	235	318	484
Provision for income taxes	63	93	124	185
Net income	$99	$142	$194	$299

Basic earnings per share	$0.31	$0.44	$0.61	$0.90
Weighted average shares outstanding	318.5	324.7	318.3	331.7

Diluted earnings per share	$0.31	$0.44	$0.61	$0.90
Weighted average shares outstanding, diluted basis	318.9	325.4	318.7	332.7

Dividends declared per common share	$0.140	$0.135	$0.280	$0.270

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
Net income	$99	$142	$194	$299
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2)	10	(3)	—
Other comprehensive loss, net of tax	(2)	10	(3)	—
Comprehensive income	$97	$152	$191	$299

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Twenty-eight weeks ended April 9, 2017 and fiscal year ended September 25, 2016
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balances at September 27, 2015	348.9	$2,904	$(1,124)	$(28)	$2,017	$3,769
Net income	—	—	—	—	507	507
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($0.54 per common share)	—	—	—	—	(174)	(174)
Issuance of common stock pursuant to team member stock plans	1.1	(23)	42	—	—	19
Purchase of treasury stock	(31.7)	—	(944)	—	—	(944)
Tax benefit related to exercise of team member stock options	—	3	—	—	—	3
Share-based payment expense	—	49	—	—	—	49
Other	—	—	—	—	(1)	(1)
Balances at September 25, 2016	318.3	2,933	(2,026)	(32)	2,349	3,224
Net income	—	—	—	—	194	194
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Dividends ($0.28 per common share)	—	—	—	—	(89)	(89)
Issuance of common stock pursuant to team member stock plans	0.5	(10)	22	—	—	12
Tax benefit related to exercise of team member stock options		(1)	—	—	—	(1)
Share-based payment expense		23	—	—	—	23
Other		—	—	—	(1)	(1)
Balances at April 9, 2017	318.8	$2,945	$(2,004)	$(35)	$2,453	$3,359

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Twenty-eight weeks ended
	April 9, 2017	April 10, 2016
Cash flows from operating activities
Net income	$194	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305	259
Share-based payment expense	23	28
LIFO expense	3	4
Deferred income tax expense	(31)	5
Excess tax benefit related to exercise of team member stock options	—	(1)
Accretion of premium/discount on marketable securities	1	1
Deferred lease liabilities	34	18
Other	6	1
Net change in current assets and liabilities:
Accounts receivable	(11)	(12)
Merchandise inventories	6	(25)
Prepaid expenses and other current assets	54	(54)
Accounts payable	6	4
Accrued payroll, bonus and other benefits due team members	(13)	(39)
Other current liabilities	30	76
Net change in other long-term liabilities	17	11
Net cash provided by operating activities	624	575
Cash flows from investing activities
Development costs of new locations	(227)	(197)
Other property and equipment expenditures	(149)	(141)
Purchases of available-for-sale securities	(356)	(176)
Sales and maturities of available-for-sale securities	258	350
Payment for purchase of acquired entities, net of cash acquired	—	(11)
Other investing activities	(6)	(10)
Net cash used in investing activities	(480)	(185)
Cash flows from financing activities
Purchases of treasury stock	—	(734)
Common stock dividends paid	(88)	(90)
Issuance of common stock	10	11
Excess tax benefit related to exercise of team member stock options	—	1
Proceeds from long-term borrowings	—	999
Proceeds from revolving line of credit	—	300
Payments on long-term debt and capital lease obligations	(2)	(305)
Other financing activities	(1)	(8)
Net cash provided by (used in) financing activities	(81)	174
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	2
Net change in cash, cash equivalents, and restricted cash	63	566
Cash, cash equivalents, and restricted cash at beginning of period	473	364
Cash, cash equivalents, and restricted cash at end of period	$536	$930

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$142	$229
Interest paid	$26	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
April 9, 2017

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

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
Sales:
United States	97.1%	97.1%	97.1%	97.1%
Canada and United Kingdom	2.9	2.9	2.9	2.9
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	April 9, 2017	September 25, 2016
Long-lived assets, net:
United States	97.5%	97.5%
Canada and United Kingdom	2.5	2.5
Total long-lived assets, net	100.0%	100.0%

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

Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

April 9, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$2	$—	$—	$2
Marketable securities - available-for-sale:
Municipal bonds	—	25	—	25
Variable-rate demand notes	—	451	—	451
Total	$2	$476	$—	$478

September 25, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$62	$—	$—	$62
Commercial paper	—	30	—	30
Municipal bonds	—	46	—	46
Marketable securities - available-for-sale:
Commercial paper	—	30	—	30
Municipal bonds	—	26	—	26
Variable rate demand notes	—	323	—	323
Total	$62	$455	$—	$517

The estimated fair value of the Company’s long-term debt is included in Note 8 “Long-Term Debt.”

Assets Measured at Fair Value on a Nonrecurring Basis
During the twenty-eight weeks ended April 9, 2017, the Company recorded fair value adjustments, based on hierarchy level 3 inputs, totaling approximately $34 million related to certain locations for which asset value exceeded expected future cash flows, which were primarily included in the “Relocation, store closure and lease termination cost” line item on the Consolidated Statement of Operations. These impairment charges reduced the carrying value of related long-term assets to an immaterial fair value.

(4) Investments
The Company holds investments primarily in marketable securities that are classified as short-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	April 9, 2017	September 25, 2016
Short-term marketable securities - available-for-sale:
Commercial paper	$—	$30
Municipal bonds	25	26
Variable rate demand notes	451	323
Total short-term marketable securities	$476	$379

Gross unrealized holding gains and losses were not material at April 9, 2017 or September 25, 2016. There were no available-for-sale securities in an unrealized loss position at April 9, 2017. Available-for-sale securities totaling approximately $33 million were in unrealized loss positions at September 25, 2016. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 25, 2016. The Company did not recognize any other-than-temporary impairments during the twenty-eight weeks ended April 9, 2017 or fiscal year ended September 25, 2016. The average effective maturity of the Company’s short-term available-for-sale securities was less than one month at April 9, 2017 and September 25, 2016.

At April 9, 2017 and September 25, 2016, the Company held approximately $24 million and $19 million in equity interests which were accounted for using the cost method of accounting. Equity interests accounted for using the equity method were not material at April 9, 2017 or September 25, 2016.

(5) Goodwill and Other Intangible Assets
There were no additions or adjustments to goodwill during the twenty-eight weeks ended April 9, 2017 or April 10, 2016. Additions of other intangible assets were not material during the twenty-eight weeks ended April 9, 2017 or the same period of the prior fiscal year. The components of intangible assets as of the dates indicated were as follows (in millions):

	April 9, 2017		September 25, 2016
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$118	$(56)	$120	$(55)
Indefinite-lived contract-based	9		9
Total	$127	$(56)	$129	$(55)

Amortization expense associated with intangible assets was not material during the twelve weeks ended April 9, 2017 or the same period of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2017	$3
Fiscal year 2018	5
Fiscal year 2019	5
Fiscal year 2020	5
Fiscal year 2021	4
Future fiscal years	40
Total	$62

(6) Store and Facility Closures
During the first quarter of fiscal year 2017, the Company announced plans to close nine stores and three commissary kitchens and recorded non-cash charges of approximately $34 million to adjust the long-lived assets of these locations to fair value. During the second quarter of fiscal year 2017, the Company closed all nine stores and all three commissary kitchens and recorded additional charges of $30 million primarily related to remaining lease obligations and Team Member severance. The Company expects to incur no material additional charges related to these closures.

(7) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the twenty-eight weeks ended April 9, 2017 and fiscal year ended September 25, 2016 (in millions):

	April 9, 2017	September 25, 2016
Beginning balance	$26	$28
Additions	27	6
Usage	(5)	(10)
Adjustments	1	2
Ending balance	$49	$26

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

At April 9, 2017, the Company had no amounts outstanding under the credit facility. Commitment fees paid on undrawn amounts were not material during the twenty-eight weeks ended April 9, 2017. At April 9, 2017, the Company was in compliance with its covenants under the Credit Agreement.

During the twenty-eight weeks ended April 10, 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At April 10, 2016, the Company had no amounts outstanding.

Senior Notes
The Company has outstanding $1.0 billion of senior notes (the “Notes”). The Notes bear interest at a fixed rate equal to 5.2% per year, payable semiannually, and mature on December 3, 2025. The effective interest rate of the Notes, which includes interest on the Notes and amortization of discount and issuance costs, is approximately 5.28%. At April 9, 2017, the Company was in compliance with all covenants under the indenture governing the Notes. The estimated fair value of the Notes at April 9, 2017, based on observable market prices (Level 2), exceeded the carrying value by approximately $72 million.

The Notes and Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain wholly owned domestic subsidiaries of the Company (the “Guarantors”). For additional information regarding the Guarantors see Note 14, Guarantor Financial Statement Information. The components of long-term debt as of the dates indicated were as follows (in millions):

	April 9, 2017	September 25, 2016
5.2% senior notes due 2025	$1,000	$1,000
Less: unamortized discount and debt issuance costs related to senior notes	(7)	(7)
Carrying value of senior notes	993	993
Capital lease obligations	56	58
Total long-term debt and capital lease obligations	1,049	1,051
Less: current installments	(2)	(3)
Total long-term debt and capital lease obligations, less current installments	$1,047	$1,048

(9) Income Taxes
Income taxes resulted in an effective tax rate of approximately 39.0% for the twelve and twenty-eight weeks ended April 9, 2017 compared to approximately 39.5% and 38.2%, respectively, for the same periods of the prior fiscal year. The lower effective tax rate for the twenty-eight weeks ended April 10, 2016 was due to the recognition of an environmental tax credit related to the development of a new store.

(10) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2017 to date and fiscal year 2016 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2017:
November 2, 2016	$0.14	January 13, 2017	January 24, 2017	$45
February 17, 2017 (1)	0.14	April 7, 2017	April 18, 2017	45
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43
(1) Dividend accrued at April 9, 2017

On May 10, 2017, the Company’s Board of Directors (“Board”) announced a 29% increase in the regular quarterly dividend to $0.18 per share, and the next quarterly dividend to be declared is expected to be payable on July 11, 2017 to shareholders of record as of June 30, 2017.

Treasury Stock
As of April 9, 2017, one share repurchase program remained in effect, with prior programs having been fully utilized, expired or cancelled. The following table outlines the share repurchase program authorized by the Board, and the related repurchase activity as of April 9, 2017 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	Not applicable	$1,000	$557	$443

Share repurchase activity for the twelve and twenty-eight weeks ended April 9, 2017 was immaterial. Share repurchase activity for the twelve and twenty-eight weeks ended April 10, 2016 was as follows (in millions, except per share amounts):

	Twelve weeks ended	Twenty-eight weeks ended
	April 10, 2016	April 10, 2016
Number of common shares acquired	3.5	24.6
Average price per common share acquired	$28.88	$29.81
Total cost of common shares acquired	$100	$734

On May 10, 2017, the Board authorized a new $1.25 billion share repurchase program, with the intent to opportunistically utilize the authorization over the next 18 months. The new authorization will replace the Company’s existing program.

The Company reissued approximately 0.6 million treasury shares at cost of approximately $21 million and approximately 0.5 million treasury shares at cost of approximately $22 million to satisfy the issuance of common stock pursuant to team member stock plans during the twenty-eight weeks ended April 9, 2017 and April 10, 2016, respectively. At April 9, 2017 and September 25, 2016, the Company held in treasury approximately 58.2 million shares and 58.7 million shares, respectively, totaling approximately $2.0 billion.

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

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
Net income (numerator for basic and diluted earnings per share)	$99	$142	$194	$299

Weighted average common shares outstanding (denominator for basic earnings per share)	318.5	324.7	318.3	331.7
Incremental common shares attributable to dilutive effect of share-based awards	0.4	0.7	0.4	1.0
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	318.9	325.4	318.7	332.7

Basic earnings per share	$0.31	$0.44	$0.61	$0.90

Diluted earnings per share	$0.31	$0.44	$0.61	$0.90

The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 9, 2017 and does not include share-based awards to purchase approximately 24.0 million shares and 24.3 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for the twelve and twenty-eight weeks ended April 10, 2016 does not include share-based awards to purchase approximately 20.9 million shares and 19.7 million shares of common stock, respectively, due to their antidilutive effect.

(12) Share-Based Payments
Share-based payment expense, primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations, totaled approximately $9 million and $23 million, respectively, during the twelve and twenty-eight weeks ended April 9, 2017, and totaled approximately $12 million and $28 million, respectively, for the same periods of the prior fiscal year.

At April 9, 2017 and September 25, 2016, approximately 31.2 million shares and 29.8 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. At April 9, 2017 and September 25, 2016, there was approximately $51 million and $73 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 9.7 million shares and 10.5 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 2.5 years.

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

(14) Guarantor Financial Statement Information
The Senior Notes issued on December 3, 2015 and Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by certain wholly owned domestic subsidiaries of the Company (the “Guarantors”). Supplemental condensed consolidating financial information of the Company, including such information for the Guarantors is presented below:

Consolidated Balance Sheets (unaudited)
(In millions)

	April 9, 2017
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$310	$102	$—	$412
Short-term investments - available-for-sale securities	—	476	—	—	476
Restricted cash	—	118	6	—	124
Accounts receivable	—	233	22	—	255
Intercompany receivable	—	728	—	(728)	—
Merchandise inventories	—	438	70	—	508
Prepaid expenses and other current assets	1	75	43	—	119
Deferred income taxes	—	214	—	—	214
Total current assets	1	2,592	243	(728)	2,108
Property and equipment, net of accumulated depreciation and amortization	—	3,082	387	—	3,469
Investments in consolidated subsidiaries	4,802	107	476	(5,385)	—
Goodwill	—	703	7	—	710
Intangible assets, net of accumulated amortization	1	61	9	—	71
Deferred income taxes	—	108	6	—	114
Other assets	—	13	28	—	41
Total assets	$4,804	$6,666	$1,156	$(6,113)	$6,513

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$—	$2	$—	$—	$2
Accounts payable	—	224	89	—	313
Intercompany payable	389	—	339	(728)	—
Accrued payroll, bonus and other benefits due team members	—	368	25	—	393
Dividends payable	45	—	—	—	45
Other current liabilities	18	530	36	—	584
Total current liabilities	452	1,124	489	(728)	1,337
Long-term debt and capital lease obligations, less current installments	993	46	8	—	1,047
Deferred lease liabilities	—	615	50	—	665
Other long-term liabilities	—	104	1	—	105
Total liabilities	1,445	1,889	548	(728)	3,154

Commitments and contingencies

Total shareholders’ equity	3,359	4,777	608	(5,385)	3,359
Total liabilities and shareholders’ equity	$4,804	$6,666	$1,156	$(6,113)	$6,513

Consolidated Balance Sheets (unaudited)
(In millions)

	September 25, 2016
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$254	$97	$—	$351
Short-term investments - available-for-sale securities	—	379	—	—	379
Restricted cash	—	114	8	—	122
Accounts receivable	—	216	26	—	242
Intercompany receivable	—	649	—	(649)	—
Merchandise inventories	—	441	76	—	517
Prepaid expenses and other current assets	—	150	17	—	167
Deferred income taxes	—	197	—	—	197
Total current assets	—	2,400	224	(649)	1,975
Property and equipment, net of accumulated depreciation and amortization	—	3,063	379	—	3,442
Investments in consolidated subsidiaries	4,593	103	472	(5,168)	—
Goodwill	—	702	8	—	710
Intangible assets, net of accumulated amortization	1	63	10	—	74
Deferred income taxes	—	94	6	—	100
Other assets	—	16	24	—	40
Total assets	$4,594	$6,441	$1,123	$(5,817)	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$—	$3	$—	$—	$3
Accounts payable	—	227	80	—	307
Intercompany payable	317	—	333	(650)	—
Accrued payroll, bonus and other benefits due team members	—	381	26	—	407
Dividends payable	43	—	—	—	43
Other current liabilities	17	536	28	—	581
Total current liabilities	377	1,147	467	(650)	1,341
Long-term debt and capital lease obligations, less current installments	993	48	7	—	1,048
Deferred lease liabilities	—	592	48	—	640
Other long-term liabilities	—	87	1	—	88
Total liabilities	1,370	1,874	523	(650)	3,117

Commitments and contingencies

Total shareholders’ equity	3,224	4,567	600	(5,167)	3,224
Total liabilities and shareholders’ equity	$4,594	$6,441	$1,123	$(5,817)	$6,341

Consolidated Statements of Operations (unaudited)
(In millions)

	Twelve weeks ended April 9, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,547	$220	$(30)	$3,737
Cost of goods sold and occupancy costs	—	2,332	161	(30)	2,463
Gross profit	—	1,215	59	—	1,274
Selling, general and administrative expenses	—	1,001	56	—	1,057
Pre-opening expenses	—	12	—	—	12
Relocation, store closure and lease termination costs	—	34	—	—	34
Operating income	—	168	3	—	171
Interest expense	(11)	—	—	—	(11)
Investment and other expense	—	—	(1)	3	2
Equity in net income of subsidiaries	106	1	3	(110)	—
Income before income taxes	95	169	5	(107)	162
Provision for income taxes	(4)	66	1	—	63
Net income	$99	$103	$4	$(107)	$99

	Twelve weeks ended April 10, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,512	$223	$(39)	$3,696
Cost of goods sold and occupancy costs	—	2,290	155	(39)	2,406
Gross profit	—	1,222	68	—	1,290
Selling, general and administrative expenses	—	971	57	—	1,028
Pre-opening expenses	—	17	1	—	18
Relocation, store closure and lease termination costs	—	3	—	—	3
Operating income	—	231	10	—	241
Interest expense	(11)	—	—	—	(11)
Investment and other expense	—	4	—	1	5
Equity in net income of subsidiaries	149	3	9	(161)	—
Income before income taxes	138	238	19	(160)	235
Provision for income taxes	(4)	94	3	—	93
Net income	$142	$144	$16	$(160)	$142

Consolidated Statements of Operations (unaudited)
(In millions)

	Twenty-eight weeks ended April 9, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$8,219	$535	$(98)	$8,656
Cost of goods sold and occupancy costs	—	5,442	386	(96)	5,732
Gross profit	—	2,777	149	(2)	2,924
Selling, general and administrative expenses	—	2,338	136	—	2,474
Pre-opening expenses	—	30	3	—	33
Relocation, store closure and lease termination costs	—	73	1	—	74
Operating income	—	336	9	(2)	343
Interest expense	(26)	—	—	—	(26)
Investment and other expense	—	—	(2)	3	1
Equity in net income of subsidiaries	210	3	4	(217)	—
Income before income taxes	184	339	11	(216)	318
Provision for income taxes	(10)	131	3	—	124
Net income	$194	$208	$8	$(216)	$194

	Twenty-eight weeks ended April 10, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$8,096	$512	$(84)	$8,524
Cost of goods sold and occupancy costs	—	5,318	356	(81)	5,593
Gross profit	—	2,778	156	(3)	2,931
Selling, general and administrative expenses	—	2,266	136	—	2,402
Pre-opening expenses	—	27	4	—	31
Relocation, store closure and lease termination costs	—	5	—	—	5
Operating income	—	480	16	(3)	493
Interest expense	(18)	—	—	—	(18)
Investment and other income (expense)	—	9	(2)	2	9
Equity in net income of subsidiaries	310	6	15	(331)	—
Income before income taxes	292	495	29	(332)	484
Provision for income taxes	(7)	187	5	—	185
Net income	$299	$308	$24	$(332)	$299

Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended April 9, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$99	$103	$4	$(107)	$99
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1	(3)	—	(2)
Other comprehensive income (loss), net of tax	—	1	(3)	—	(2)
Comprehensive income	$99	$104	$1	$(107)	$97

	Twenty-eight weeks ended April 9, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$194	$208	$8	$(216)	$194
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(3)	—	—	(3)
Other comprehensive income (loss), net of tax	—	(3)	—	—	(3)
Comprehensive income	$194	$205	$8	$(216)	$191

	Twelve weeks ended April 10, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$142	$144	$16	$(160)	$142
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(4)	14	—	10
Other comprehensive loss, net of tax	—	(4)	14	—	10
Comprehensive income	$142	$140	$30	$(160)	$152

	Twenty-eight weeks ended April 10, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$299	$308	$24	$(332)	$299
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—
Comprehensive income	$299	$308	$24	$(332)	$299

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Twenty-eight weeks ended April 9, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(26)	$628	$22	$—	$624
Cash flows from investing activities
Purchases of property, plant and equipment	—	(351)	(25)	—	(376)
Purchases of available-for-sale securities	—	(356)	—	—	(356)
Sales and maturities of available-for-sale securities	—	258	—	—	258
Payment for purchase of acquired entities, net of cash acquired	—	—	—	—	—
Intercompany activity	107	—	—	(107)	—
Other investing activities	—	(6)	—	—	(6)
Net cash provided by (used in) investing activities	107	(455)	(25)	(107)	(480)
Cash flows from financing activities
Purchases of treasury stock	—	—	—	—	—
Common stock dividends paid	(88)	—	—	—	(88)
Issuance of common stock	10	—	—	—	10
Excess tax benefit related to exercise of team member stock options	—	—	—	—	—
Proceeds from long-term borrowings	—	—	—	—	—
Proceed for revolving line of credit	—	—	—	—	—
Payments on long-term debt and capital lease obligations	(2)	—	—	—	(2)
Intercompany activity	—	(113)	6	107	—
Other financing activities	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(81)	(113)	6	107	(81)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	—	—	—
Net change in cash, cash equivalents, and restricted cash	—	60	3	—	63
Cash, cash equivalents, and restricted cash at beginning of period	—	368	105	—	473
Cash, cash equivalents, and restricted cash at end of period	$—	$428	$108	$—	$536

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Twenty-eight weeks ended April 10, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$—	$547	$28	$—	$575
Cash flows from investing activities
Purchases of property, plant and equipment	—	(302)	(36)	—	(338)
Purchases of available-for-sale securities	—	(176)	—	—	(176)
Sales and maturities of available-for-sale securities	—	350	—	—	350
Payment for purchase of acquired entities, net of cash acquired	—	—	(11)	—	(11)
Intercompany activity	(174)	—	—	174	—
Other investing activities	—	(10)	—	—	(10)
Net cash used in investing activities	(174)	(138)	(47)	174	(185)
Cash flows from financing activities
Purchases of treasury stock	(734)	—	—	—	(734)
Common stock dividends paid	(90)	—	—	—	(90)
Issuance of common stock	11	—	—	—	11
Excess tax benefit related to exercise of team member stock options	1	—	—	—	1
Proceeds from long-term borrowings	999	—	—	—	999
Proceed for revolving line of credit	300	—	—	—	300
Payments on long-term debt and capital lease obligations	(305)	—	—	—	(305)
Intercompany activity	—	155	19	(174)	—
Other financing activities	(8)	—	—	—	(8)
Net cash provided by financing activities	174	155	19	(174)	174
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	2	—	2
Net change in cash, cash equivalents, and restricted cash	—	564	2	—	566
Cash, cash equivalents, and restricted cash at beginning of period	—	261	103	—	364
Cash, cash equivalents, and restricted cash at end of period	$—	$825	$105	$—	$930

(15) Subsequent Events

On May 10, 2017, the Board authorized a new $1.25 billion share repurchase program, with the intent to opportunistically utilize the authorization over the next 18 months. The new authorization will replace the Company’s existing program.

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

Overview
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. We are a mission-driven company that aims to set the standards of excellence in food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of April 9, 2017, operated 461 stores: 440 stores in 42 U.S. states and the District of Columbia; 12 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Second Quarter of Fiscal Year 2017 Summary

•	Record sales of $3.7 billion, a 1.1% increase over the prior year

•	Comparable store sales decrease of 2.8%

•	Net income of $99 million, or 2.6% of sales

•	Diluted earnings per share of $0.31

•	EBITDA of $287 million, or 7.7% of sales

•	Return on Invested Capital (“ROIC”) of 10.0%

Results include a charge of $30 million, or $0.06 per diluted share, related to previously announced store and facility closures. Excluding this charges, net income was $117 million, or 3.1% of sales; diluted earnings per share were $0.37; EBITDA margin was 8.5%; and ROIC was 11.1%. Please refer to the reconciliation of GAAP measures to non-GAAP measures included in this Management’s Discussion and Analysis. During the twelve weeks ended April 9, 2017, we produced approximately $340 million in cash flows from operations and returned approximately $45 million in quarterly dividends to common shareholders. At April 9, 2017, we had approximately $1.0 billion in total debt and approximately $1.4 billion in total available capital.

Fiscal Year 2017 Updated Outlook
The Company’s outlook excludes charges of $63 million, or $0.12 per diluted share, related to store and facility closures and $13 million, or $0.02 per diluted share, associated with Walter Robb’s separation agreement incurred in the first and second quarters, as well as potential future LIFO adjustments and share repurchases. The Company remains focused on the metrics it believes are key to the long-term health of its business and for fiscal year 2017 is targeting:

•	Sales growth of 1.0% of greater

•	Comps of approximately -2.5% or better

•	Ending square footage growth of approximately 5% net of closures, reflecting approximately 30 new stores, including up to seven relocations and three 365 stores

•	Diluted EPS of $1.30 or greater

•	EBITDA margin of approximately 8%

•	Capital expenditures of approximately 4% of sales

•	ROIC of approximately 11%

The Company’s outlook implies 0.5% sales growth in the second half of the year, primarily reflecting the impact of recent closures, including stores closed for relocations and a major remodel. The Company is on track to achieve its cost reduction goal but expects these savings to be more than offset by investments in marketing, value and technology, as well as higher occupancy, depreciation and other costs. In addition, the Company is now estimating additional costs of approximately $16 million, or $0.03 per diluted share, related to the accelerated rollout of Affinity and other technology initiatives as well as the engagement of a consulting firm related to its cost reduction efforts. Therefore, the Company now expects a decline in operating margin, excluding LIFO, of up to 70 basis points in the third quarter and 95 basis points in the fourth quarter.

Overview of Strategic Initiatives and Longer-Term Targets
The Company provided a comprehensive shareholder update regarding new and accelerated initiatives to increase profitability, improve operational performance, and enhance shareholder value, including 2020 financial targets. The Company has identified a detailed path to sustained top-line growth, supported by category management and pricing initiatives, enhanced marketing and Affinity programs, and disciplined organic growth. Key components include:

•
Accelerating Affinity (customer rewards) rollout to all U.S. stores by calendar year end 2017. The new program combines the best elements of the Company’s My 365 Rewards and pilot programs, which have successfully driven increased trips and bigger baskets from participants by providing more personalized and relevant communications as well as new digital experiences;

•
Restructuring purchasing program by calendar year end 2017 and implementing category management across all U.S. stores by fiscal year end 2018. Robust data analytics, state-of-the-art technology and a unified purchasing structure will provide optimized product assortment and pricing, leading to lower costs, lower prices and higher sales;

•
Returning to positive comps and earnings growth by fiscal year end 2018, and providing FY 2020 financial targets based on the execution of new and accelerated initiatives. For 2020, the Company expects to achieve:

•	Total sales of over $18 billion;

•	Comparable store sales greater than 2.0%;

•	SG&A as a percentage of sales of less than 27%;

•	EBITDA margin greater than 9.5%; and,

•	Cash flow from operations of over $1.2 billion

•
Realizing $300 million in additional cost savings by fiscal year end 2020. Key components include: store labor transformation including standardization of in-store processes and labor allocation; support function efficiencies; and supply chain optimization through an accelerated order-to-shelf rollout. The Company also has engaged a top-tier consulting firm to help identify and support the implementation of these new cost savings measures. These savings are in addition to the $270 million already realized as part of the Company’s prior cost reduction plan, which is on track to reach $300 million by fiscal year end 2017.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	65.9	65.1	66.2	65.6
Gross profit	34.1	34.9	33.8	34.4
Selling, general and administrative expenses	28.3	27.8	28.6	28.2
Pre-opening expenses	0.3	0.5	0.4	0.4
Relocation, store closure and lease termination costs	0.9	0.1	0.9	0.1
Operating income	4.6	6.5	4.0	5.8
Interest expense	(0.3)	(0.3)	(0.3)	(0.2)
Investment and other income	0.1	0.1	—	0.1
Income before income taxes	4.3	6.4	3.7	5.7
Provision for income taxes	1.7	2.5	1.4	2.2
Net income	2.6%	3.8%	2.2%	3.5%
Figures may not sum due to rounding

Sales for the twelve and twenty-eight weeks ended April 9, 2017 totaled approximately $3.7 billion and $8.7 billion, respectively, increasing 1.1% and 1.5%, respectively, over the same period of the prior fiscal year. Comparable store sales during the twelve and twenty-eight weeks ended April 9, 2017 and the same period of the prior fiscal year are reflected in the table below.

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
Comparable store sales	(2.8)%	(3.0)%	(2.6)%	(2.3)%
Change in transactions	(3.0)%	(2.1)%	(3.2)%	(1.8)%
Change in basket size	0.2%	(0.9)%	0.6%	(0.5)%

We have seen stability in our comparable store sales over the last four quarters. Comparable store sales for the twelve weeks ended April 9, 2017 were negatively impacted by Easter shifting to the third quarter of fiscal year 2017 versus the second quarter of fiscal year 2016. Comparable stores contributed approximately 94.8% and 95.0% of total sales for the twelve and twenty-eight weeks ended April 9, 2017, respectively, compared to approximately 94.4% and 94.0%, respectively, for the same periods of the prior fiscal year. As of April 9, 2017, there were 439 locations in the comparable store base compared to 411 locations at April 10, 2016.

The Company’s gross profit as a percentage of sales for the twelve and twenty-eight weeks ended April 9, 2017 was approximately 34.1% and 33.8% compared to approximately 34.9% and 34.4% for the same periods of the prior fiscal year. Gross margin for the twelve weeks ended April 9, 2017 declined 82 basis points to 34.1%, as compared to the twelve weeks ended April 10, 2016, driven by increases in occupancy costs and cost of goods sold as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were approximately 28.3% and 28.6% for the twelve and twenty-eight weeks ended April 9, 2017, respectively, compared to approximately 27.8% and 28.2%, respectively, for the same periods of the prior fiscal year. During the twenty-eight weeks ended April 9, 2017, selling, general and administrative expenses included a charge of $13 million associated with the separation agreement for Walter Robb, our former Co-Chief Executive Officer. Excluding this charge, selling, general and administrative expenses increased 26 basis points year over year for the twenty-eight weeks ended April 9, 2017 driven by an increase in marketing and depreciation expenses as a percentage of sales.

Pre-opening expenses totaled approximately $12 million and $33 million for the twelve and twenty-eight weeks ended April 9, 2017, respectively, compared to approximately $18 million and $31 million, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $34 million and $74 million for the twelve and twenty-eight weeks ended April 9, 2017, respectively, compared to approximately $3 million and $5 million, respectively, for the same periods of the prior fiscal year. Relocation, store closure and lease termination costs for the twelve and twenty-eight weeks ended April 9, 2017 includes approximately $30 million and $63 million, respectively, in charges related to the previously announced decision to close nine stores and three commissary kitchens.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
New stores	4	7	15	10
Relocated stores	2	1	4	1

Interest expense, primarily related to the Company’s $1.0 billion offering of 5.2% senior notes completed on December 3, 2015, totaled approximately $11 million and $26 million for the twelve and twenty-eight weeks ended April 9, 2017, respectively, compared to approximately $11 million and $18 million, respectively for the same periods of the prior fiscal year.

Investment and other income, which includes gift card breakage, interest income and investment gains and losses, and other income, was $2 million and $1 million for the twelve and twenty-eight weeks ended April 9, 2017, respectively, compared to approximately $5 million and $9 million, respectively, for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% for each of the twelve and twenty-eight weeks ended April 9, 2017 compared to approximately 39.5% and 38.2%, respectively, for the same periods of the prior fiscal year. The lower effective tax rate for the twenty-eight weeks ended April 10, 2016 was due to the recognition of an environmental tax credit related to the development of a new store.

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

	Twelve weeks ended		Twenty-eight weeks ended
Adjusted Diluted EPS	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
Net income	$99	$142	$194	$299
Store and facility closures, net of tax	18	—	38	—
Mr. Robb's separation agreement, net of tax	—	—	8	—
Adjusted Net income	$117	$142	$240	$299

Adjusted Diluted Earnings per Share	$0.37	$0.44	$0.75	$0.90
Weighted average shares outstanding	318.9	325.4	318.7	332.7

The Company defines adjusted EBITDA as EBITDA plus charges for Mr. Robb’s separation agreement and store and facility closures other than the related accelerated depreciation already included in depreciation and amortization. The following is a tabular reconciliation of the non-GAAP financial measures EBITDA to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA was as follows (in millions):

	Twelve weeks ended		Twenty-eight weeks ended
	April 9, 2017	April 10, 2016	April 9, 2017	April 10, 2016
Net income	$99	$142	$194	$299
Provision for income taxes	63	93	124	185
Interest expense	11	11	26	18
Investment and other income	(2)	(5)	(1)	(9)
Operating income	171	241	343	493
Depreciation and amortization	116	112	305	259
EBITDA	287	353	648	752
Mr. Robb’s separation agreement	—	—	13	—
Store and facility closures, excluding accelerated depreciation	29	—	29	—
Adjusted EBITDA	$316	$353	$690	$752

The Company defines ROIC as ROIC earnings divided by average invested capital. ROIC earnings and adjustments to ROIC earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC and adjusted ROIC were as follows (in millions):

	Fifty-two weeks ended
	April 9, 2017	April 10, 2016
Net income	$402	$509
Interest expense, net of tax	29	11
ROIC earnings	431	520
Total rent expense, net of tax (1)	295	273
Estimated depreciation on capitalized operating leases, net of tax (2)	(197)	(182)
ROIC earnings, including the effect of capitalized operating leases	$529	$611

Average working capital, excluding current portion of long-term debt	$692	$584
Average property and equipment, net	3,409	3,177
Average other assets	950	1,048
Average other liabilities	(731)	(666)
Average invested capital	4,320	4,143
Average estimated asset base of capitalized operating leases (3)	3,882	3,553
Average invested capital, including the effect of capitalized operating leases	$8,202	$7,696

ROIC	10.0%	12.6%
ROIC, including the effect of capitalized operating leases	6.5%	7.9%

	Fifty-two weeks ended
	April 9, 2017	April 10, 2016
Net income	$402	$509
Interest expense, net of tax	29	11
Adjustments, net of tax (4)	50	47
Adjusted ROIC earnings	481	567
Total rent expense, net of tax (1)	295	273
Estimated depreciation on capitalized operating leases, net of tax (2)	(197)	(182)
Adjusted ROIC earnings, including the effect of capitalized operating leases	$579	$658

Average working capital, excluding current portion of long-term debt	$692	$584
Average property and equipment, net	3,409	3,177
Average other assets	950	1,048
Average other liabilities	(731)	(666)
Average invested capital	4,320	4,143
Average estimated asset base of capitalized operating leases (3)	3,882	3,553
Average invested capital, including the effect of capitalized operating leases	$8,202	$7,696

Adjusted ROIC	11.1%	13.7%
Adjusted ROIC, including the effect of capitalized operating leases	7.1%	8.6%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense
(4) Adjustments include charges related to Mr. Robb’s separation agreement, store and facility closures and asset impairments, as well as the Q4 2015 restructuring charges

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	April 9, 2017	September 25, 2016
Cash and cash equivalents	$412	$351
Short-term investments - available-for-sale securities	476	379
Total	$888	$730

Additionally, the Company had $500 million available under its revolving credit facility at April 9, 2017.

We generated cash flows from operating activities totaling approximately $624 million during the twenty-eight weeks ended April 9, 2017 compared to approximately $575 million during the same period of the prior fiscal year. The increase in cash flows from operating activities resulted primarily from increased non-cash expenses and changes in operating working capital. Depreciation and amortization was the primary non-cash expense included in cash flows from operating activities totaling approximately $305 million and $259 million for the twenty-eight weeks ended April 9, 2017 and April 10, 2016.

Net cash used in investing activities totaled approximately $480 million for the twenty-eight weeks ended April 9, 2017 compared to approximately $185 million for the same period of the prior fiscal year. Net purchases of available-for-sale securities totaled approximately $98 million during the twenty-eight weeks ended April 9, 2017 compared to approximately $174 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores, the acquisition of property and equipment for existing stores, and technology investments. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the twenty-eight weeks ended April 9, 2017 totaled approximately $376 million, of which approximately $227 million was for the development of new locations. Capital expenditures for the twenty-eight weeks ended April 10, 2016 totaled approximately $338 million, of which approximately $197 million was for the development of new locations.

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 90 stores, or 3.8 million square feet, in our current store development pipeline. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $81 million for the twenty-eight weeks ended April 9, 2017 compared to approximately $174 million provided by financing activities for the same period of the prior fiscal year.

The Company’s revolving credit facility under a credit agreement dated as of November 2, 2015 (the “Credit Agreement”) provides for an unsecured revolving credit facility in the aggregate principal amount of $500 million. For the twenty-eight weeks ended April 9, 2017, the Company had no amounts outstanding on the Credit Agreement. During the twenty-eight weeks ended April 10, 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At April 9, 2017, the Company was in compliance with all applicable debt covenants.

The Company has outstanding $1.0 billion aggregate principal amount of its 5.2% senior notes due 2025 (the “Notes”). The Notes will mature on December 3, 2025. At April 9, 2017, the Company was in compliance with all applicable debt covenants.

Share repurchase activity for the twelve and twenty-eight weeks ended April 9, 2017 was immaterial. Share repurchase activity for fiscal year 2016 was as follows (in millions, except share per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2016:
First Quarter	21.2	$29.96	$634
Second Quarter	3.5	28.88	100
Third Quarter	6.5	30.01	195
Fourth Quarter	0.5	27.98	15
Total fiscal year 2016	31.7	$29.82	$944
(1) Number of shares may not sum due to rounding

As of April 9, 2017, one share repurchase program remained in effect, with prior programs having been fully utilized, expired or cancelled. The following table outlines the share repurchase program authorized by the Company’s Board of Directors (“Board”), and the related repurchase activity as of April 9, 2017 (in millions):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	Not applicable	$1,000	$557	$443

On May 10, 2017, the Board authorized a new $1.25 billion share repurchase program, with the intent to opportunistically utilize the authorization over the next 18 months. The new authorization will replace the Company’s existing program.

During the first quarter of fiscal year 2017, the Board increased the Company’s quarterly dividend to $0.140 per common share from $0.135 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2017 to date and fiscal year 2016 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2017:
November 2, 2016	$0.140	January 13, 2017	January 24, 2017	$45
February 17, 2017 (1)	0.140	April 7, 2017	April 18, 2017	45
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43
(1) Dividend accrued at April 9, 2017

On May 10, 2017, the Company’s Board of Directors (“Board”) announced a 29% increase in the regular quarterly dividend to $0.18 per share, and the next quarterly dividend to be declared is expected to be payable on July 11, 2017 to shareholders of record as of June 30, 2017.

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

Net proceeds to the Company from the exercise of stock options by team members for the twenty-eight weeks ended April 9, 2017 totaled approximately $10 million compared to approximately $11 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At April 9, 2017 and September 25, 2016, approximately 31.2 million shares and 29.8 million shares of our common stock, respectively, were available for future stock incentive grants.

In addition to the Company’s debt obligations referenced above, the Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of April 9, 2017 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (including interest)	$87	$5	$10	$10	$62
Operating lease obligations (1)	9,267	199	1,074	1,165	6,829
Total	$9,354	$204	$1,084	$1,175	$6,891
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at April 9, 2017 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of April 9, 2017, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 9, 2017 consist of operating leases disclosed in the above contractual obligations table, as well as the Credit Agreement discussed above. Additionally, we enter into forward purchase agreements for certain products in the ordinary course of business. Purchase commitments do not exceed anticipated use within an operating cycle. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s share repurchase activity during the twelve weeks ended April 9, 2017.

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
(1) Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2017.
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

Item 5. Other Information.

As previously disclosed in our report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 10, 2017, the Company announced the appointment of five new independent directors and named Gabrielle Sulzberger the new Chair of the Board and Mary Ellen Coe the new Chair of the Nominating and Governance Committee. The Company also announced the appointment of Keith Manbeck as its new Chief Financial Officer.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 15, 2015 (1)
3.2	Amended and Restated Bylaws of the Registrant effective March 13, 2017 (2)
4.1	Amended and Restated Indenture, dated as of September 8, 2016, between the Registrant and U.S. Bank National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated December 3, 2015, among the Registrant, the Guarantors, and U.S. Bank National Association (4)
4.3	Form of 5.2000% Senior Notes due 2025 (included in Exhibit 4.2) (4)
10.1	Form of Time-based Restricted Share Unit Award Agreement under the 2009 Stock Incentive Plan (5)
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a) (5)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a) (5)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (6)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (6)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 9, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (5)

(1)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 27, 2015 filed November 13, 2016 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed March 31, 2017 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed September 9, 2016 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed December 4, 2015 and incorporated herein by reference.
(5)	Filed herewith.
(6)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	May 19, 2017	By:	/s/ Keith Manbeck
Keith Manbeck
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)