Form 10-Q
period 2017-07-02
WHOLE FOODS MARKET INC
filed 2017-08-04
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2017; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of	(IRS employer
incorporation)	identification no.)
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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 30, 2017 was 320,251,710 shares.

Whole Foods Market, Inc.
Form 10-Q

Part I. Financial Information

Item 1. Financial Statements.

Whole Foods Market, Inc.
Consolidated Balance Sheets (unaudited)
(In millions)

Assets	July 2, 2017	September 25, 2016
Current assets:
Cash and cash equivalents	$279	$351
Short-term investments - available-for-sale securities	720	379
Restricted cash	124	122
Accounts receivable	246	242
Merchandise inventories	483	517
Prepaid expenses and other current assets	117	167
Deferred income taxes	222	197
Total current assets	2,191	1,975
Property and equipment, net of accumulated depreciation and amortization	3,482	3,442
Long-term investments - available-for-sale securities	24	—
Goodwill	710	710
Intangible assets, net of accumulated amortization	70	74
Deferred income taxes	87	100
Other assets	46	40
Total assets	$6,610	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$2	$3
Accounts payable	305	307
Accrued payroll, bonus and other benefits due team members	391	407
Dividends payable	58	43
Other current liabilities	568	581
Total current liabilities	1,324	1,341
Long-term debt and capital lease obligations, less current installments	1,046	1,048
Deferred lease liabilities	678	640
Other long-term liabilities	104	88
Total liabilities	3,152	3,117

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 1,200 shares authorized; 376.8 and 377.0 shares issued; 320.1 and 318.3 shares outstanding at 2017 and 2016, respectively	2,946	2,933
Common stock in treasury, at cost, 56.7 and 58.7 shares at 2017 and 2016, respectively	(1,959)	(2,026)
Accumulated other comprehensive loss	(30)	(32)
Retained earnings	2,501	2,349
Total shareholders’ equity	3,458	3,224
Total liabilities and shareholders’ equity	$6,610	$6,341

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except per share amounts)

	Twelve weeks ended		Forty weeks ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Sales	$3,725	$3,703	$12,381	$12,227
Cost of goods sold and occupancy costs	2,457	2,417	8,189	8,010
Gross profit	1,268	1,286	4,192	4,217
Selling, general and administrative expenses	1,072	1,057	3,546	3,458
Pre-opening expenses	13	18	46	49
Relocation, store closure and lease termination costs	3	2	77	8
Operating income	180	209	523	702
Interest expense	(11)	(12)	(37)	(30)
Investment and other income (expense)	4	(1)	6	8
Income before income taxes	173	196	492	680
Provision for income taxes	67	76	192	261
Net income	$106	$120	$300	$419

Basic earnings per share	$0.33	$0.37	$0.94	$1.27
Weighted average shares outstanding	319.4	320.6	319.7	328.4

Diluted earnings per share	$0.33	$0.37	$0.94	$1.27
Weighted average shares outstanding, diluted basis	320.3	321.2	320.2	329.3

Dividends declared per common share	$0.180	$0.135	$0.460	$0.405

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended		Forty weeks ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$106	$120	$300	$419
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	(1)	2	(1)
Other comprehensive income (loss), net of tax	4	(1)	2	(1)
Comprehensive income	$110	$119	$302	$418

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
Forty weeks ended July 2, 2017 and fiscal year ended September 25, 2016
(In millions)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 27, 2015	348.9	$2,904	$(1,124)	$(28)	$2,017	$3,769
Net income	—	—	—	—	507	507
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($0.54 per common share)	—	—	—	—	(174)	(174)
Issuance of common stock pursuant to team member stock plans	1.1	(23)	42	—	—	19
Purchase of treasury stock	(31.7)	—	(944)	—	—	(944)
Tax benefit related to exercise of team member stock options	—	3	—	—	—	3
Share-based payment expense	—	49	—	—	—	49
Other	—	—	—	—	(1)	(1)
Balances at September 25, 2016	318.3	2,933	(2,026)	(32)	2,349	3,224
Net income	—	—	—	—	300	300
Other comprehensive income, net of tax	—	—	—	2	—	2
Dividends ($0.46 per common share)	—	—	—	—	(148)	(148)
Issuance of common stock pursuant to team member stock plans	1.8	(22)	67	—	—	45
Tax benefit related to exercise of team member stock options	—	5	—	—	—	5
Share-based payment expense	—	30	—	—	—	30
Other	—	—	—	—	—	—
Balances at July 2, 2017	320.1	$2,946	$(1,959)	$(30)	$2,501	$3,458

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Forty weeks ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities
Net income	$300	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	376
Share-based payment expense	30	39
LIFO expense	6	1
Deferred income tax (benefit) expense	(13)	16
Excess tax benefit related to exercise of team member stock options	(5)	(4)
Accretion of premium/discount on marketable securities	1	1
Deferred lease liabilities	50	31
Other	10	7
Net change in current assets and liabilities:
Accounts receivable	(2)	(100)
Merchandise inventories	29	(25)
Prepaid expenses and other current assets	53	(39)
Accounts payable	(2)	(2)
Accrued payroll, bonus and other benefits due team members	(16)	(27)
Other current liabilities	28	57
Net change in other long-term liabilities	15	14
Net cash provided by operating activities	901	764
Cash flows from investing activities
Development costs of new locations	(291)	(295)
Other property and equipment expenditures	(217)	(226)
Purchases of available-for-sale securities	(767)	(311)
Sales and maturities of available-for-sale securities	401	375
Payment for purchase of acquired entities, net of cash acquired	—	(11)
Other investing activities	(13)	(12)
Net cash used in investing activities	(887)	(480)
Cash flows from financing activities
Purchases of treasury stock	—	(929)
Common stock dividends paid	(132)	(133)
Issuance of common stock	43	17
Excess tax benefit related to exercise of team member stock options	5	4
Proceeds from long-term borrowings	—	999
Proceeds from revolving line of credit	—	300
Payments on long-term debt and capital lease obligations	(3)	(306)
Other financing activities	(1)	(9)
Net cash used in financing activities	(88)	(57)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4	4
Net change in cash, cash equivalents, and restricted cash	(70)	231
Cash, cash equivalents, and restricted cash at beginning of period	473	364
Cash, cash equivalents, and restricted cash at end of period	$403	$595

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$181	$357
Interest paid	$53	$27

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements (unaudited)
July 2, 2017

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

The following is a summary of percentage sales by geographic area for the periods indicated:

	Twelve weeks ended		Forty weeks ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Sales:
United States	97.0%	96.9%	97.1%	97.1%
Canada and United Kingdom	3.0	3.1	2.9	2.9
Total sales	100.0%	100.0%	100.0%	100.0%

The following is a summary of the percentage of net long-lived assets by geographic area as of the dates indicated:

	July 2, 2017	September 25, 2016
Long-lived assets, net:
United States	97.4%	97.5%
Canada and United Kingdom	2.6	2.5
Total long-lived assets, net	100.0%	100.0%

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

Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

July 2, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$—	$—	$—	$—
Commercial paper	—	—	—	—
Municipal bonds	—	—	—	—
Marketable securities - available-for-sale:
Commercial paper	—	45	—	45
Municipal bonds	—	144	—	144
Variable-rate demand notes	—	555	—	555
Total	$—	$744	$—	$744

September 25, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$62	$—	$—	$62
Commercial paper	—	30	—	30
Municipal bonds	—	46	—	46
Marketable securities - available-for-sale:
Commercial paper	—	30	—	30
Municipal bonds	—	26	—	26
Variable rate demand notes	—	323	—	323
Total	$62	$455	$—	$517

The estimated fair value of the Company’s long-term debt is included in Note 8 “Long-Term Debt.”

Assets Measured at Fair Value on a Nonrecurring Basis
During the forty weeks ended July 2, 2017, the Company recorded fair value adjustments, based on hierarchy level 3 inputs, totaling approximately $34 million related to certain locations for which asset value exceeded expected future cash flows, which were primarily included in the “Relocation, store closure and lease termination cost” line item on the Consolidated Statement of Operations. These impairment charges reduced the carrying value of related long-term assets to an immaterial fair value.

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	July 2, 2017	September 25, 2016
Short-term marketable securities - available-for-sale:
Commercial paper	$45	$30
Municipal bonds	120	26
Variable rate demand notes	555	323
Total short-term marketable securities	$720	$379
Long-term marketable securities - available-for-sale:
Municipal bonds	24	—
Total long-term marketable securities	$24	$—

Gross unrealized holding gains and losses were not material at July 2, 2017 or September 25, 2016. Available-for-sale securities totaling approximately $64 million and $33 million were in unrealized loss positions at July 2, 2017 and September 25, 2016, respectively. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at July 2, 2017 or September 25, 2016. The Company did not recognize any other-than-temporary impairments during the forty weeks ended July 2, 2017 or fiscal year ended September 25, 2016. At July 2, 2017 the average effective maturity of the Company’s short- and long-term available-for-sale securities was one month and twenty months, respectively. The average effective maturity of the Company’s short-term available-for-sale securities was less than one month at September 25, 2016.

At July 2, 2017 and September 25, 2016, the Company held approximately $24 million and $19 million in equity interests which were accounted for using the cost method of accounting. Equity interests accounted for using the equity method were not material at July 2, 2017 or September 25, 2016.

(5) Goodwill and Other Intangible Assets
There were no additions or adjustments to goodwill during the forty weeks ended July 2, 2017 or July 3, 2016. Additions of other intangible assets were not material during the forty weeks ended July 2, 2017 or the same period of the prior fiscal year. The components of intangible assets as of the dates indicated were as follows (in millions):

	July 2, 2017		September 25, 2016
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$118	$(57)	$120	$(55)
Indefinite-lived contract-based	9		9
Total	$127	$(57)	$129	$(55)

Amortization expense associated with intangible assets was not material during the twelve weeks ended July 2, 2017 or the same period of the prior fiscal year. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Remainder of fiscal year 2017	$1
Fiscal year 2018	5
Fiscal year 2019	5
Fiscal year 2020	5
Fiscal year 2021	4
Future fiscal years	41
Total	$61

(6) Store and Facility Closures
During the first quarter of fiscal year 2017, the Company announced plans to close nine stores and three commissary kitchens and recorded non-cash charges of approximately $34 million to adjust the long-lived assets of these locations to fair value. During the second quarter of fiscal year 2017, the Company closed all nine stores and all three commissary kitchens and recorded additional charges of $30 million primarily related to remaining lease obligations and Team Member severance. The Company did not incur material additional charges related to these closures in the third quarter of fiscal year 2017.

(7) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the forty weeks ended July 2, 2017 and fiscal year ended September 25, 2016 (in millions):

	July 2, 2017	September 25, 2016
Beginning balance	$26	$28
Additions	29	6
Usage	(12)	(10)
Adjustments	1	2
Ending balance	$44	$26

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

At July 2, 2017, the Company had no amounts outstanding under the credit facility. Commitment fees paid on undrawn amounts were not material during the forty weeks ended July 2, 2017. At July 2, 2017, the Company was in compliance with its covenants under the Credit Agreement.

During the forty weeks ended July 3, 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At July 3, 2016, the Company had no amounts outstanding.

Senior Notes
The Company has outstanding $1.0 billion of senior notes (the “Notes”). The Notes bear interest at a fixed rate equal to 5.2% per year, payable semiannually, and mature on December 3, 2025. The effective interest rate of the Notes, which includes interest on the Notes and amortization of discount and issuance costs, is approximately 5.28%. At July 2, 2017, the Company was in compliance with all covenants under the indenture governing the Notes. The estimated fair value of the Notes at July 2, 2017, based on observable market prices (Level 2), exceeded the carrying value by approximately $164 million.

The Notes and Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain 100% wholly owned domestic subsidiaries of the Company (the “Guarantors”). For additional information regarding the Guarantors see Note 14, Guarantor Financial Statement Information. The components of long-term debt as of the dates indicated were as follows (in millions):

	July 2, 2017	September 25, 2016
5.2% senior notes due 2025	$1,000	$1,000
Less: unamortized discount and debt issuance costs related to senior notes	(7)	(7)
Carrying value of senior notes	993	993
Capital lease obligations	55	58
Total long-term debt and capital lease obligations	1,048	1,051
Less: current installments	(2)	(3)
Total long-term debt and capital lease obligations, less current installments	$1,046	$1,048

(9) Income Taxes
Income taxes resulted in an effective tax rate of approximately 39.0% for the twelve and forty weeks ended July 2, 2017 compared to approximately 39.0% and 38.4%, respectively, for the same periods of the prior fiscal year. The lower effective tax rate for the forty weeks ended July 3, 2016 was due to the recognition of an environmental tax credit related to the development of a new store.

(10) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal year 2017 to date and fiscal year 2016 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2017:
November 2, 2016	$0.14	January 13, 2017	January 24, 2017	$45
February 17, 2017	0.14	April 7, 2017	April 18, 2017	45
May 10, 2017 (1)	0.18	June 30, 2017	July 11, 2017	58
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43
(1) Dividend accrued at July 2, 2017

Treasury Stock
As of July 2, 2017, the May 10, 2017 share repurchase program remained in effect, with prior programs having been fully utilized, expired or cancelled. The Company has $1,250 million remaining available for share repurchases under the current program as of July 2, 2017. Share repurchase activity for the twelve and forty weeks ended July 2, 2017 was immaterial. Share repurchase activity for the twelve and forty weeks July 3, 2016 was as follows (in millions, except per share amounts):

	Twelve weeks ended	Forty weeks ended
	July 3, 2016	July 3, 2016
Number of common shares acquired	6.5	31.2
Average price per common share acquired	$30.01	$29.85
Total cost of common shares acquired	$195	$929

The Company reissued approximately 1.8 million treasury shares at cost of approximately $67 million and approximately 1.1 million treasury shares at cost of approximately $39 million to satisfy the issuance of common stock pursuant to team member stock plans during the forty weeks ended July 2, 2017 and July 3, 2016, respectively. At July 2, 2017 and September 25, 2016, the Company held in treasury approximately 56.7 million shares and 58.7 million shares, respectively, totaling approximately $2.0 billion.

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

	Twelve weeks ended		Forty weeks ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income (numerator for basic and diluted earnings per share)	$106	$120	$300	$419

Weighted average common shares outstanding (denominator for basic earnings per share)	319.4	320.6	319.7	328.4
Incremental common shares attributable to dilutive effect of share-based awards	0.9	0.6	0.5	0.9
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	320.3	321.2	320.2	329.3

Basic earnings per share	$0.33	$0.37	$0.94	$1.27

Diluted earnings per share	$0.33	$0.37	$0.94	$1.27

The computation of diluted earnings per share for the twelve and forty weeks ended July 2, 2017 does not include share-based awards to purchase approximately 18.9 million shares and 22.7 million shares of common stock, respectively, due to their antidilutive effect. The computation of diluted earnings per share for the twelve and forty weeks ended July 3, 2016 does not include share-based awards to purchase approximately 23.6 million shares and 20.8 million shares of common stock, respectively, due to their antidilutive effect.

(12) Share-Based Payments
Share-based payment expense, primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations, totaled approximately $9 million and $30 million, respectively, during the twelve and forty weeks ended July 2, 2017, and totaled approximately $11 million and $39 million, respectively, for the same periods of the prior fiscal year.

At July 2, 2017 and September 25, 2016, approximately 26.6 million shares and 29.8 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. At July 2, 2017 and September 25, 2016, there was approximately $71 million and $73 million of unrecognized share-based payment expense, respectively, related to unvested stock options, net of estimated forfeitures, related to approximately 10.0 million shares and 10.5 million shares, respectively. The Company anticipates this expense to be recognized over a weighted average period of 3.1 years.

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

Litigation Relating to the Merger
On June 15, 2017, Amazon.com, Inc. (“Amazon.com”) and Whole Foods Market, Inc. (“Whole Foods Market”) entered into an Agreement and Plan of Merger under which Walnut Merger Sub, Inc., a wholly-owned subsidiary of Amazon.com (“Merger Sub”) will be merged with and into Whole Foods Market, with Whole Foods Market continuing as the surviving company. After the transaction was announced, three putative class action lawsuits - captioned Riegel v. Whole Foods Market, Inc., et al., No. 1:17-cv-00674-LY (W.D. Tex.), Berg v. Whole Foods Market, Inc., et al., No. 1:17-00677-LY (W.D. Tex.), and Gieske v. Whole Foods Market, Inc., et al., No. 1:17-00684 (W.D. Tex.) - were filed by purported Whole Foods Market stockholders in the United States District Court for the Western District of Texas. The complaints in these actions assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with the disclosures contained in the July 7, 2017 preliminary proxy statement filed by Whole Foods Market with the Securities and Exchange Commission. Each suit names Whole Foods Market and the directors of Whole Foods Market as defendants. The Berg suit also names Amazon.com and Merger Sub as defendants. The complaints seek a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger, rescinding the transaction if it is consummated, and awarding the plaintiffs costs and attorneys’ fees. Copies of the complaints in these three actions were publicly filed by the Company as Soliciting Material under §240.14a-12 of the Exchange Act on July 21, 2017. Whole Foods Market believes that plaintiffs’ claims are without merit.

(14) Guarantor Financial Statement Information
The $1.0 billion 5.2% Senior Notes due 2025 are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by certain 100% owned domestic subsidiaries of the Company (the “Guarantors”). Supplemental condensed consolidating financial information of the Company, including such information for the Guarantors is presented below:

Consolidated Balance Sheets (unaudited)
(In millions)

	July 2, 2017
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$172	$107	$—	$279
Short-term investments - available-for-sale securities	—	720	—	—	720
Restricted cash	—	118	6	—	124
Accounts receivable	—	223	23	—	246
Intercompany receivable	—	727	—	(727)	—
Merchandise inventories	—	422	61	—	483
Prepaid expenses and other current assets	—	99	18	—	117
Deferred income taxes	—	222	—	—	222
Total current assets	—	2,703	215	(727)	2,191
Property and equipment, net of accumulated depreciation and amortization	—	3,088	394	—	3,482
Long-term investments - available-for-sale securities	—	24	—	—	24
Investments in consolidated subsidiaries	4,916	109	480	(5,505)	—
Goodwill	—	703	7	—	710
Intangible assets, net of accumulated amortization	1	60	9	—	70
Deferred income taxes	—	81	6	—	87
Other assets	—	13	33	—	46
Total assets	$4,917	$6,781	$1,144	$(6,232)	$6,610

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$—	$2	$—	$—	$2
Accounts payable	—	212	93	—	305
Intercompany payable	404	—	323	(727)	—
Accrued payroll, bonus and other benefits due team members	—	365	26	—	391
Dividends payable	58	—	—	—	58
Other current liabilities	4	535	29	—	568
Total current liabilities	466	1,114	471	(727)	1,324
Long-term debt and capital lease obligations, less current installments	993	46	7	—	1,046
Deferred lease liabilities	—	625	53	—	678
Other long-term liabilities	—	103	1	—	104
Total liabilities	1,459	1,888	532	(727)	3,152

Commitments and contingencies

Total shareholders’ equity	3,458	4,893	612	(5,505)	3,458
Total liabilities and shareholders’ equity	$4,917	$6,781	$1,144	$(6,232)	$6,610

Consolidated Balance Sheets (unaudited)
(In millions)

	September 25, 2016
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$254	$97	$—	$351
Short-term investments - available-for-sale securities	—	379	—	—	379
Restricted cash	—	114	8	—	122
Accounts receivable	—	216	26	—	242
Intercompany receivable	—	649	—	(649)	—
Merchandise inventories	—	441	76	—	517
Prepaid expenses and other current assets	—	150	17	—	167
Deferred income taxes	—	197	—	—	197
Total current assets	—	2,400	224	(649)	1,975
Property and equipment, net of accumulated depreciation and amortization	—	3,063	379	—	3,442
Investments in consolidated subsidiaries	4,593	103	472	(5,168)	—
Goodwill	—	702	8	—	710
Intangible assets, net of accumulated amortization	1	63	10	—	74
Deferred income taxes	—	94	6	—	100
Other assets	—	16	24	—	40
Total assets	$4,594	$6,441	$1,123	$(5,817)	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$—	$3	$—	$—	$3
Accounts payable	—	227	80	—	307
Intercompany payable	317	—	333	(650)	—
Accrued payroll, bonus and other benefits due team members	—	381	26	—	407
Dividends payable	43	—	—	—	43
Other current liabilities	17	536	28	—	581
Total current liabilities	377	1,147	467	(650)	1,341
Long-term debt and capital lease obligations, less current installments	993	48	7	—	1,048
Deferred lease liabilities	—	592	48	—	640
Other long-term liabilities	—	87	1	—	88
Total liabilities	1,370	1,874	523	(650)	3,117

Commitments and contingencies

Total shareholders’ equity	3,224	4,567	600	(5,167)	3,224
Total liabilities and shareholders’ equity	$4,594	$6,441	$1,123	$(5,817)	$6,341

Consolidated Statements of Operations (unaudited)
(In millions)

	Twelve weeks ended July 2, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,551	$217	$(43)	$3,725
Cost of goods sold and occupancy costs	—	2,341	158	(42)	2,457
Gross profit	—	1,210	59	(1)	1,268
Selling, general and administrative expenses	—	1,014	58	—	1,072
Pre-opening expenses	—	11	2	—	13
Relocation, store closure and lease termination costs	—	4	(1)	—	3
Operating income	—	181	—	(1)	180
Interest expense	(11)	—	—	—	(11)
Investment and other income (expense)	—	5	(1)	—	4
Equity in net income of subsidiaries	113	3	4	(120)	—
Income before income taxes	102	189	3	(121)	173
Provision for income taxes	(4)	72	(1)	—	67
Net income	$106	$117	$4	$(121)	$106

	Twelve weeks ended July 3, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$3,511	$229	$(37)	$3,703
Cost of goods sold and occupancy costs	—	2,293	160	(36)	2,417
Gross profit	—	1,218	69	(1)	1,286
Selling, general and administrative expenses	—	996	61	—	1,057
Pre-opening expenses	—	17	1	—	18
Relocation, store closure and lease termination costs	—	2	—	—	2
Operating income	—	203	7	(1)	209
Interest expense	(12)	—	—	—	(12)
Investment and other income (expense)	—	(1)	(1)	1	(1)
Equity in net income of subsidiaries	127	3	8	(138)	—
Income before income taxes	115	205	14	(138)	196
Provision for income taxes	(5)	79	2	—	76
Net income	$120	$126	$12	$(138)	$120

Consolidated Statements of Operations (unaudited)
(In millions)

	Forty weeks ended July 2, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$11,770	$752	$(141)	$12,381
Cost of goods sold and occupancy costs	—	7,783	544	(138)	8,189
Gross profit	—	3,987	208	(3)	4,192
Selling, general and administrative expenses	—	3,352	194	—	3,546
Pre-opening expenses	—	41	5	—	46
Relocation, store closure and lease termination costs	—	77	—	—	77
Operating income	—	517	9	(3)	523
Interest expense	(37)	—	—	—	(37)
Investment and other income (expense)	—	5	(3)	4	6
Equity in net income of subsidiaries	323	6	8	(337)	—
Income before income taxes	286	528	14	(336)	492
Provision for income taxes	(14)	204	2	—	192
Net income	$300	$324	$12	$(336)	$300

	Forty weeks ended July 3, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$11,606	$741	$(120)	$12,227
Cost of goods sold and occupancy costs	—	7,611	516	(117)	8,010
Gross profit	—	3,995	225	(3)	4,217
Selling, general and administrative expenses	—	3,262	196	—	3,458
Pre-opening expenses	—	44	5	—	49
Relocation, store closure and lease termination costs	—	8	—	—	8
Operating income	—	681	24	(3)	702
Interest expense	(30)	—	—	—	(30)
Investment and other income (expense)	—	8	(4)	4	8
Equity in net income of subsidiaries	437	8	23	(468)	—
Income before income taxes	407	697	43	(467)	680
Provision for income taxes	(12)	265	8	—	261
Net income	$419	$432	$35	$(467)	$419

Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Twelve weeks ended July 2, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$106	$117	$4	$(121)	$106
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	4	—	—	4
Other comprehensive income (loss), net of tax	—	4	—	—	4
Comprehensive income	$106	$121	$4	$(121)	$110

	Forty weeks ended July 2, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$300	$324	$12	$(336)	$300
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	2	—	—	2
Other comprehensive income (loss), net of tax	—	2	—	—	2
Comprehensive income	$300	$326	$12	$(336)	$302

	Twelve weeks ended July 3, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$120	$126	$12	$(138)	$120
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(4)	3	—	(1)
Other comprehensive income (loss), net of tax	—	(4)	3	—	(1)
Comprehensive income	$120	$122	$15	$(138)	$119

	Forty weeks ended July 3, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$419	$432	$35	$(467)	$419
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(10)	9	—	(1)
Other comprehensive income (loss), net of tax	—	(10)	9	—	(1)
Comprehensive income	$419	$422	$44	$(467)	$418

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Forty weeks ended July 2, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(53)	$899	$55	$—	$901
Cash flows from investing activities
Purchases of property, plant and equipment	—	(467)	(41)	—	(508)
Purchases of available-for-sale securities	—	(767)	—	—	(767)
Sales and maturities of available-for-sale securities	—	401	—	—	401
Payment for purchase of acquired entities, net of cash acquired	—	—	—	—	—
Intercompany activity	141	—	—	(141)	—
Other investing activities	—	(13)	—	—	(13)
Net cash provided by (used in) investing activities	141	(846)	(41)	(141)	(887)
Cash flows from financing activities
Purchases of treasury stock	—	—	—	—	—
Common stock dividends paid	(132)	—	—	—	(132)
Issuance of common stock	43	—	—	—	43
Excess tax benefit related to exercise of team member stock options	5	—	—	—	5
Proceeds from long-term borrowings	—	—	—	—	—
Proceed for revolving line of credit	—	—	—	—	—
Payments on long-term debt and capital lease obligations	(3)	—	—	—	(3)
Intercompany activity	—	(131)	(10)	141	—
Other financing activities	(1)	—	—	—	(1)
Net cash used in financing activities	(88)	(131)	(10)	141	(88)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	4	—	4
Net change in cash, cash equivalents, and restricted cash	—	(78)	8	—	(70)
Cash, cash equivalents, and restricted cash at beginning of period	—	368	105	—	473
Cash, cash equivalents, and restricted cash at end of period	$—	$290	$113	$—	$403

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Forty weeks ended July 3, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(27)	$749	$42	$—	$764
Cash flows from investing activities
Purchases of property, plant and equipment	—	(457)	(64)	—	(521)
Purchases of available-for-sale securities	—	(311)	—	—	(311)
Sales and maturities of available-for-sale securities	—	375	—	—	375
Payment for purchase of acquired entities, net of cash acquired	—	—	(11)	—	(11)
Intercompany activity	84	—	—	(84)	—
Other investing activities	—	(12)	—	—	(12)
Net cash provided by (used in) investing activities	84	(405)	(75)	(84)	(480)
Cash flows from financing activities
Purchases of treasury stock	(929)	—	—	—	(929)
Common stock dividends paid	(133)	—	—	—	(133)
Issuance of common stock	17	—	—	—	17
Excess tax benefit related to exercise of team member stock options	4	—	—	—	4
Proceeds from long-term borrowings	999	—	—	—	999
Proceed for revolving line of credit	300	—	—	—	300
Payments on long-term debt and capital lease obligations	(306)	—	—	—	(306)
Intercompany activity	—	(119)	35	84	—
Other financing activities	(9)	—	—	—	(9)
Net cash provided by (used in) financing activities	(57)	(119)	35	84	(57)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	4	—	—	4
Net change in cash, cash equivalents, and restricted cash	—	229	2	—	231
Cash, cash equivalents, and restricted cash at beginning of period	—	261	103	—	364
Cash, cash equivalents, and restricted cash at end of period	$—	$490	$105	$—	$595

(15) Proposed Merger with Amazon
On June 15, 2017 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Amazon.com, the Company, and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, no par value, of the Company issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $42.00 per Company share in cash, without interest.

Completion of the Merger is subject to certain conditions, including the receipt of the necessary approval from the Company’s shareholders, the satisfaction of certain regulatory approvals and other customary closing conditions. The parties expect to close the transaction during the second half of 2017.

For the twelve and forty weeks ended July 2, 2017, the Company incurred $3.0 million of costs related to the Merger Agreement, which are currently included in “Selling, general and administrative expenses” line on the Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclaimer on Forward-looking Statements
Certain statements in this press release and from time to time in other filings with the Securities and Exchange Commission, news releases, reports, and other written and oral communications made by us and our representatives, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “continue,” “could,” “can,” “may,” “will,” “likely,” “depend,” “should,” “would,” “plan,” “predict,” “target,” and similar expressions, and include references to assumptions and relate to our future prospects, developments and business strategies. Except for the historical information contained herein, the matters discussed in this press release are forward-looking statements that are based on the Company’s current assumptions and involve risks and uncertainties that may cause our actual results to be materially different from such forward-looking statements and could materially adversely affect our business, financial condition, operating results and cash flows. These risks and uncertainties include the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the failure to obtain the approval of Whole Foods Market’s shareholders or required regulatory clearances or the failure to satisfy any of the other closing conditions to the Merger; potential disruption of management’s attention from Whole Foods Market’s ongoing business operations due to the Merger; the effect of the announcement of the Merger on the ability of Whole Foods Market to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business, or on its operating results and business generally, changes in overall economic conditions that impact consumer spending, including fuel prices and housing market trends, the impact of competition and other factors which are often beyond the control of the Company, as well other risks listed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2016, and other risks and uncertainties not presently known to us or that we currently deem immaterial. We wish to caution you that you should not place undue reliance on such forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update forward-looking statements.

This information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2016.

Overview
Whole Foods Market is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery Store™. We are a mission-driven company that aims to set the standards of excellence in food retailing. Our success is measured by customer satisfaction, team member happiness and excellence, return on invested capital, active environmental stewardship, service in our local and global communities, and win-win supplier partnerships, among other things. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and as of July 2, 2017, operated 466 stores: 444 stores in 42 U.S. states and the District of Columbia; 13 stores in Canada; and 9 stores in the United Kingdom. We have one operating segment, natural and organic foods supermarkets.

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

Third Quarter of Fiscal Year 2017 Summary

•	Record sales of $3.7 billion, a 0.6% increase over the prior year

•	Comparable store sales decrease of 1.9%

•	Net income of $106 million, or 2.8% of sales

•	Diluted earnings per share of $0.33

•	EBITDA of $293 million, or 7.9% of sales

•	Return on Invested Capital (“ROIC”) of 9.6%

Results included charges of $14 million, or $0.03 per diluted share, related to advisory fees. Excluding these charges, diluted earnings per share were $0.36 and ROIC was 10.9%. Please refer to the reconciliation of GAAP measures to non-GAAP measures included in this Management’s Discussion and Analysis. During the twelve weeks ended July 2, 2017, we produced approximately $277 million in cash flows from operations and returned approximately $44 million in quarterly dividends to common shareholders. At July 2, 2017, we had approximately $1.0 billion in total debt and approximately $1.5 billion in total available capital.

Recent Merger Announcement
On June 16, 2017, Amazon.com and Whole Foods Market, Inc. announced a definitive merger agreement under which Amazon.com will acquire Whole Foods Market for $42 per share in an all-cash transaction valued at approximately $13.7 billion, including Whole Foods Market’s net debt. As such, the Company will not be updating its outlook for fiscal 2017 or longer-term targets. Completion of the transaction is subject to approval by Whole Foods Market's shareholders, regulatory approvals and other customary closing conditions. The parties expect to close the transaction during the second half of 2017.

Results of Operations
The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	Twelve weeks ended		Forty weeks ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	66.0	65.3	66.1	65.5
Gross profit	34.0	34.7	33.9	34.5
Selling, general and administrative expenses	28.8	28.5	28.6	28.3
Pre-opening expenses	0.3	0.5	0.4	0.4
Relocation, store closure and lease termination costs	0.1	0.1	0.6	0.1
Operating income	4.8	5.6	4.2	5.7
Interest expense	(0.3)	(0.3)	(0.3)	(0.2)
Investment and other income	0.1	—	—	0.1
Income before income taxes	4.6	5.3	4.0	5.6
Provision for income taxes	1.8	2.1	1.6	2.1
Net income	2.8%	3.2%	2.4%	3.4%
Figures may not sum due to rounding

Sales for the twelve and forty weeks ended July 2, 2017 totaled approximately $3.7 billion and $12.4 billion, respectively, increasing 0.6% and 1.3%, respectively, over the same period of the prior fiscal year. Comparable store sales during the twelve and forty weeks ended July 2, 2017 and the same period of the prior fiscal year are reflected in the table below.

	Twelve weeks ended		Forty weeks ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Comparable store sales	(1.9)%	(2.6)%	(2.4)%	(2.4)%
Change in transactions	(3.1)%	(2.7)%	(3.4)%	(2.1)%
Change in basket size	1.2%	0.1%	1.0%	(0.3)%

Comparable stores contributed approximately 95.2% and 95.0% of total sales for the twelve and forty weeks ended July 2, 2017, respectively, compared to approximately 94.5% and 94.1%, respectively, for the same periods of the prior fiscal year. As of July 2, 2017, there were 450 locations in the comparable store base compared to 420 locations at July 3, 2016.

The Company’s gross profit as a percentage of sales for the twelve and forty weeks ended July 2, 2017 was approximately 34.0% and 33.9% compared to approximately 34.7% and 34.5% for the same periods of the prior fiscal year. Gross margin for the twelve weeks ended July 2, 2017 declined 69 basis points to 34.0%, as compared to the twelve weeks ended July 3, 2016, driven by increases in occupancy costs and cost of goods sold as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were approximately 28.8% and 28.6% for the twelve and forty weeks ended July 2, 2017, respectively, compared to approximately 28.5% and 28.3%, respectively, for the same periods of the prior fiscal year. During the forty weeks ended July 2, 2017, selling, general and administrative expenses included a charge of $13 million associated with the separation agreement for Walter Robb, our former Co-Chief Executive Officer, and a $14 million charge incurred during the third fiscal quarter for advisory fees, including $3 million in merger-related costs. Excluding these charges, selling, general and administrative expenses increased 14 basis points year over year for the forty weeks ended July 2, 2017.

Pre-opening expenses totaled approximately $13 million and $46 million for the twelve and forty weeks ended July 2, 2017, respectively, compared to approximately $18 million and $49 million, respectively, for the same periods of the prior fiscal year.

Relocation, store closure and lease termination costs totaled approximately $3 million and $77 million for the twelve and forty weeks ended July 2, 2017, respectively, compared to approximately $2 million and $8 million, respectively, for the same periods of the prior fiscal year. Relocation, store closure and lease termination costs for the forty weeks ended July 2, 2017 includes approximately $63 million in charges related to the previously announced decision to close nine stores and three commissary kitchens.

The numbers of stores opened and relocated were as follows:

	Twelve weeks ended		Forty weeks ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
New stores	5	11	20	21
Relocated stores	1	1	5	2

Interest expense, primarily related to the Company’s $1.0 billion 5.2% senior notes totaled approximately $11 million and $37 million for the twelve and forty weeks ended July 2, 2017, respectively, compared to approximately $12 million and $30 million, respectively for the same periods of the prior fiscal year.

Investment and other income, which includes gift card breakage, interest income and investment gains and losses, and other income, was approximately $4 million and $6 million for the twelve and forty weeks ended July 2, 2017, respectively, compared to a loss of approximately $1 million and income of approximately $8 million, respectively, for the same periods of the prior fiscal year.

Income taxes resulted in an effective tax rate of approximately 39.0% for each of the twelve and forty weeks ended July 2, 2017 compared to approximately 39.0% and 38.4%, respectively, for the same periods of the prior fiscal year. The lower effective tax rate for the forty weeks ended July 3, 2016 was due to the recognition of an environmental tax credit related to the development of a new store.

Non-GAAP measures
In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, the Company provides information regarding adjusted diluted Earnings per Share (“EPS”), Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Return on Invested Capital (“ROIC”) and adjusted ROIC as additional information about its operating results. These measures are not in accordance with, or an alternative to, GAAP. We believe that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to our results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of incentive compensation. Management believes ROIC and adjusted ROIC are useful to investors and analysts because each measures how effectively we are deploying our assets.

The Company defines adjusted diluted EPS as net income plus charges for advisory fees, store and facility closures and Mr. Robb’s separation agreement divided by the weighted average shares outstanding and potential additional common shares outstanding. The following is a tabular reconciliation of the non-GAAP financial measures adjusted diluted EPS to GAAP diluted EPS, which the Company believes is the most directly comparable GAAP financial measure. Adjusted diluted EPS was as follows (in millions):

	Twelve weeks ended		Forty weeks ended
Adjusted Diluted EPS	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$106	$120	$300	$419
Advisory fees, net of tax	8	—	8	—
Store and facility closures, net of tax	—	—	38	—
Mr. Robb's separation agreement, net of tax	—	—	8	—
Adjusted Net income	$114	$120	$354	$419

Adjusted Diluted Earnings per Share	$0.36	$0.37	$1.11	$1.27
Weighted average shares outstanding	320.3	321.2	320.2	329.3

The following is a tabular reconciliation of the non-GAAP financial measures EBITDA to GAAP net income, which the Company believes is the most directly comparable GAAP financial measure. EBITDA was as follows (in millions):

	Twelve weeks ended		Forty weeks ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$106	$120	$300	$419
Provision for income taxes	67	76	192	261
Interest expense	11	12	37	30
Investment and other income	(4)	1	(6)	(8)
Operating income	180	209	523	702
Depreciation and amortization	113	117	418	376
EBITDA	$293	$326	$941	$1,078

The Company defines ROIC as ROIC earnings divided by average invested capital. ROIC earnings and adjustments to ROIC earnings are defined in the following tabular reconciliation. Invested capital reflects a trailing four-quarter average. ROIC and adjusted ROIC were as follows (in millions):

	Fifty-two weeks ended
	July 2, 2017	July 3, 2016
Net income	$388	$475
Interest expense, net of tax	30	18
ROIC earnings	418	493
Total rent expense, net of tax (1)	298	279
Estimated depreciation on capitalized operating leases, net of tax (2)	(199)	(186)
ROIC earnings, including the effect of capitalized operating leases	$517	$586

Average working capital, excluding current portion of long-term debt	$715	$598
Average property and equipment, net	3,445	3,240
Average other assets	942	1,016
Average other liabilities	(748)	(682)
Average invested capital	4,354	4,172
Average estimated asset base of capitalized operating leases (3)	3,927	3,632
Average invested capital, including the effect of capitalized operating leases	$8,281	$7,804

ROIC	9.6%	11.8%
ROIC, including the effect of capitalized operating leases	6.2%	7.5%

	Fifty-two weeks ended
	July 2, 2017	July 3, 2016
Net income	$388	$475
Interest expense, net of tax	30	18
Adjustments, net of tax (4)	57	48
Adjusted ROIC earnings	475	541
Total rent expense, net of tax (1)	298	279
Estimated depreciation on capitalized operating leases, net of tax (2)	(199)	(186)
Adjusted ROIC earnings, including the effect of capitalized operating leases	$574	$634

Average working capital, excluding current portion of long-term debt	$715	$598
Average property and equipment, net	3,445	3,240
Average other assets	942	1,016
Average other liabilities	(748)	(682)
Average invested capital	4,354	4,172
Average estimated asset base of capitalized operating leases (3)	3,927	3,632
Average invested capital, including the effect of capitalized operating leases	$8,281	$7,804

Adjusted ROIC	10.9%	13.0%
Adjusted ROIC, including the effect of capitalized operating leases	6.9%	8.1%
(1) Total rent includes minimum base rent of all tendered leases
(2) Estimated depreciation equals two-thirds of total rent expense
(3) Estimated asset base equals eight times total annualized rent expense
(4) Adjustments include charges related to advisory fees, Mr. Robb’s separation agreement, store and facility closures and asset impairments, as well as the Q4 2015 restructuring charges

Liquidity and Capital Resources and Changes in Financial Condition
The following table summarizes the Company’s cash and short-term investments as of the dates indicated (in millions):

	July 2, 2017	September 25, 2016
Cash and cash equivalents	$279	$351
Short-term investments - available-for-sale securities	720	379
Total	$999	$730

Additionally, the Company had $500 million available under its revolving credit facility at July 2, 2017.

We generated cash flows from operating activities totaling approximately $901 million during the forty weeks ended July 2, 2017 compared to approximately $764 million during the same period of the prior fiscal year. The increase in cash flows from operating activities resulted primarily from increased non-cash expenses and changes in operating working capital. Depreciation and amortization was the primary non-cash expense included in cash flows from operating activities totaling approximately $418 million and $376 million for the forty weeks ended July 2, 2017 and July 3, 2016.

Net cash used in investing activities totaled approximately $887 million for the forty weeks ended July 2, 2017 compared to approximately $480 million for the same period of the prior fiscal year. Net purchases of available-for-sale securities totaled approximately $366 million during the forty weeks ended July 2, 2017 compared to net sales of approximately $64 million for the same period of the prior fiscal year. Our principal historical capital requirements have been the funding of the development or acquisition of new stores, the acquisition of property and equipment for existing stores, technology investments, dividend distribution and share repurchases. The required cash investment for new stores varies depending on the size of the new store, geographic location, degree of work performed by the landlord and complexity of site development issues. Capital expenditures for the forty weeks ended July 2, 2017 totaled approximately $508 million, of which approximately $291 million was for the development of new locations. Capital expenditures for the forty weeks ended July 3, 2016 totaled approximately $521 million, of which approximately $295 million was for the development of new locations.

We believe we will produce operating cash flows in excess of the capital expenditures needed to open the 85 stores, or 3.6 million square feet, in our current store development pipeline. We have a disciplined, opportunistic real estate strategy, opening stores in existing trade areas as well as new areas, including international locations. Our growth strategy is to expand primarily through new store openings, and while we may pursue acquisitions of smaller chains that provide access to desirable geographic areas and experienced team members, such acquisitions are not expected to significantly impact our future store growth or financial results.

Net cash used in financing activities totaled approximately $88 million for the forty weeks ended July 2, 2017 compared to approximately $57 million provided by financing activities for the same period of the prior fiscal year.

The Company’s revolving credit facility under a credit agreement dated as of November 2, 2015 (the “Credit Agreement”) provides for an unsecured revolving credit facility in the aggregate principal amount of $500 million. For the forty weeks ended July 2, 2017, the Company had no amounts outstanding on the Credit Agreement. During the forty weeks ended July 3, 2016, the Company borrowed and repaid $300 million under the Credit Agreement. At July 2, 2017, the Company was in compliance with all applicable debt covenants.

The Company has outstanding $1.0 billion aggregate principal amount of its 5.2% senior notes due 2025 (the “Notes”). The Notes will mature on December 3, 2025. At July 2, 2017, the Company was in compliance with all applicable debt covenants.

Share repurchase activity for the twelve and forty weeks ended July 2, 2017 was immaterial. Share repurchase activity for fiscal year 2016 was as follows (in millions, except share per share amounts):

	Number of common shares acquired (1)	Average price per common share acquired	Total cost of common shares acquired
Fiscal year 2016:
First Quarter	21.2	$29.96	$634
Second Quarter	3.5	28.88	100
Third Quarter	6.5	30.01	195
Fourth Quarter	0.5	27.98	15
Total fiscal year 2016	31.7	$29.82	$944
(1) Number of shares may not sum due to rounding

As of July 2, 2017, the May 10, 2017 share repurchase program authorized by the Company’s Board of Directors (“Board”) remained in effect, with prior programs having been fully utilized, expired or cancelled. There was no repurchase activity under the current program as of July 2, 2017. However, the Merger Agreement, discussed in Note 15 of this document, limits our ability to repurchase shares of our common stock, subject to certain exceptions, and the share repurchases under the share repurchase program will not continue so long as the Merger Agreement is in effect and has not been terminated.

On May 10, 2017, the Company’s Board of Directors (“Board”) announced a 29% increase in the regular quarterly dividend to $0.18 per common share. The following table provides a summary of dividends declared per common share during fiscal year 2017 to date and fiscal year 2016 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2017:
November 2, 2016	$0.140	January 13, 2017	January 24, 2017	$45
February 17, 2017	0.140	April 7, 2017	April 18, 2017	45
May 10, 2017 (1)	0.180	June 30, 2017	July 11, 2017	58
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43
(1) Dividend accrued at July 2, 2017

The continuation of dividend payments, the amount of such dividends, and the form in which dividends are paid (cash or stock) depend on many factors, including the results of operations and the financial condition of the Company.  Subject to these qualifications, the Company currently expects to pay dividends on a quarterly basis.

Net proceeds to the Company from the exercise of stock options by team members for the forty weeks ended July 2, 2017 totaled approximately $43 million compared to approximately $17 million for the same period of the prior fiscal year. The Company intends to keep its broad-based stock option program in place, but also intends to limit the number of shares granted in any one year so that annual earnings dilution from share-based payment expense will not exceed 10%. The Company believes this strategy is best aligned with its stakeholder philosophy because it limits future earnings dilution from options and at the same time retains the broad-based stock option plan, which the Company believes is important to team member morale, its unique corporate culture and its success. At July 2, 2017 and September 25, 2016, approximately 26.6 million shares and 29.8 million shares of our common stock, respectively, were available for future stock incentive grants.

In addition to the Company’s debt obligations referenced above, the Company is committed under certain capital leases for rental of certain equipment, buildings and land, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of July 2, 2017 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$993	$—	$—	$—	$993
Estimated interest on senior notes	442	52	104	104	182
Capital lease obligations (including interest)	85	5	10	10	60
Operating lease obligations (1)	9,246	79	1,081	1,184	6,902
Total	$9,331	$84	$1,091	$1,194	$6,962
(1) Amounts exclude taxes, insurance and other related expense

Gross unrecognized tax benefits and related interest and penalties at July 2, 2017 were not material. Although a reasonably reliable estimate of the period of cash settlement with respective taxing authorities cannot be determined due to the high degree of uncertainty regarding the timing of future cash outflows associated with the Company’s unrecognized tax benefits, as of July 2, 2017, the Company does not expect tax audit resolution will reduce its unrecognized tax benefits in the next 12 months.

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 2, 2017 consist of operating leases disclosed in the above contractual obligations table, as well as the Credit Agreement discussed above. Additionally, we enter into forward purchase agreements for certain products in the ordinary course of business. Purchase commitments do not exceed anticipated use within an operating cycle. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of July 2, 2017, the May 10, 2017 share repurchase program authorized by the Company’s Board of Directors (“Board”) remained in effect, with prior programs having been fully utilized, expired or cancelled. There was no repurchase activity under the current program as of July 2, 2017. However, the Merger Agreement, discussed in Note 15 of this document, limits our ability to repurchase shares of our common stock, subject to certain exceptions, and the share repurchases under the share repurchase program will not continue so long as the Merger Agreement is in effect and has not been terminated.

Item 5. Other Information

On May 10, 2017, the Company announced the appointment of Keith Manbeck as Executive Vice President and Chief Financial Officer, effective May 17, 2017. Concurrently with this appointment, Mr. Manbeck was appointed as the Company's principal accounting officer, succeeding Glenda Flanagan in that role, who previously had announced her intention to retire.  See the Forms 8-K filed by the Company on May 10, June 16, and July 5, 2017, which are incorporated by reference herein, for additional information regarding Mr. Manbeck.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated June 15, 2017, by and among Amazon.com, Inc., Walnut Merger Sub, Inc. and Whole Foods Market, Inc. (1)
3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 15, 2015 (2)
3.2	Amended and Restated Bylaws of the Registrant effective June 15, 2017 (1)
4.1	Amended and Restated Indenture, dated as of September 8, 2016, between the Registrant and U.S. Bank National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated December 3, 2015, among the Registrant, the Guarantors, and U.S. Bank National Association (4)
4.3	Form of 5.2000% Senior Notes due 2025 (included in Exhibit 4.2) (4)
10.1	Offer Letter, dated May 9, 2017, by and between the Registrant and Keith Manbeck (5)
10.2	Change of Control Letter Agreement, dated as of June 14, 2017, by and between the Registrant and Keith Manbeck (1)
10.3	Amendment to the Whole Foods Executive Retention Plan and Non-Compete Arrangement (6)
10.4	Letter Agreement, dated as of July 5, 2017, by and between the Registrant and Keith Manbeck (6)
10.5	Amendment No. One to the Whole Foods Market 2009 Stock Incentive Plan (7)
31.1	Certification of Chief Executive Officer Pursuant to 17 CFR 240.13a -14(a) (7)
31.2	Certification of Chief Financial Officer Pursuant to 17 CFR 240.13a - 14(a) (7)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (8)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (7)

(1)	Filed as an exhibit to Registrant’s Form 8-K filed June 16, 2017 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 10-K for the period ended September 27, 2015 filed November 13, 2016 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed September 9, 2016 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed December 4, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed May 10, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 8-K filed July 5, 2017 and incorporated herein by reference.
(7)	Filed herewith.
(8)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	August 4, 2017	By:	/s/ Keith Manbeck
Keith Manbeck
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)