Form 10-K
period 2017-09-24
WHOLE FOODS MARKET INC
filed 2017-11-17
CIK 865436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 24, 2017; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number:  0-19797

WHOLE FOODS MARKET, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1989366
(State of incorporation)	(I.R.S. Employer Identification No.)

550 Bowie Street, Austin, Texas	78703
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 512-477-4455

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant as of April 9, 2017 was $9,809,550,055.

At November 10, 2017, there were 100 shares of the registrant’s common stock, no par value, outstanding, all of which were held by an indirect wholly-owned subsidiary of Amazon.com, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

Whole Foods Market, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended September 24, 2017

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

PART I

Item 1.    Business.

Whole Foods Market, based in Austin, Texas, is the leading natural and organic foods supermarket, the first national “Certified Organic” grocer, and uniquely positioned as America’s Healthiest Grocery StoreTM. The Company incorporated in 1978, opened the first Whole Foods Market store in 1980, and became an indirect wholly-owned subsidiary of Amazon.com, Inc. (Nasdaq: AMZN) on August 28, 2017.

We have one operating segment, natural and organic foods supermarkets. We are the largest natural and organic foods supermarket in the U.S. and the 9th largest food retailer overall based on 2016 sales rankings from Progressive Grocer.

Product Offering
We offer a broad and differentiated selection of high-quality natural and organic products with a strong emphasis on perishable foods. Our quality standards ban hundreds of ingredients commonly found in products sold by other retailers, as well as products grown or produced by manufacturing, farming, fishing and ranching practices that don’t measure up.

We carry both national and private label brands. Our product selection includes, but is not limited to: produce, grocery, meat and poultry, seafood, bakery, prepared foods, coffee and tea, beer and wine, cheese, nutritional supplements, vitamins, body care, pet foods and household goods. Our stores also feature a wide variety of non-GMO, vegan, gluten-free, dairy-free and other special diet foods; and certain stores offer sit-down wine bars and tap rooms.

The following is a summary of annual percentage sales by product category for the fiscal years indicated:

	2017	2016	2015
Perishables:
Prepared foods and bakery	19%	19%	19%
Other perishables	48	48	48
Total perishables	67	67	67
Non-perishables	33	34	34
Total sales	100%	100%	100%
Figures may not sum due to rounding.

Stores
As of September 24, 2017, we operated 470 stores: 448 stores in 42 U.S. states and the District of Columbia; 13 stores in Canada; and 9 stores in the United Kingdom (“U.K.”), compared to 456 stores at the beginning of the fiscal year. We opened 31 stores including seven relocations and closed nine stores and three commissary kitchens during fiscal year 2017. We also closed one store for a major remodel. Three of the openings were Whole Foods Market 365 stores, our smaller-footprint value format launched in fiscal year 2016. As of September 24, 2017, we had 464 Whole Foods Market stores and 6 stores operating under the Whole Foods Market 365 banner.

All Whole Foods Market retail stores in North America are “Certified Organic” by California Certified Organic Farmers, an independent, USDA-accredited, third-party certifier. Additionally, certain facilities and product lines have been certified organic through their own organic handling plans, including all of our regional distribution centers and several of our bakehouses; our 365 Organic Everyday Value™ private label product line; and our Allegro Coffee™ line.

For financial information on our geographic areas, see Note 1 of the Notes to Consolidated Financial Statements in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

Purchasing and Distribution
The majority of our purchasing occurs at the regional and national levels. Our produce procurement center facilitates the procurement and distribution of the majority of the produce we sell. We also operate three seafood processing and distribution facilities, a specialty coffee and tea procurement and roasting operation, and 11 regional distribution centers that focus primarily on perishables distribution to our stores across the U.S., Canada and the U.K. In addition, we have four bakehouse facilities which distribute products to our stores. Other products are typically procured through a combination of specialty wholesalers and direct distributors. United Natural Foods, Inc. (“UNFI”) is our single largest third-party supplier, accounting for approximately 33% of our total purchases in fiscal year 2017.

Team Members
As of September 24, 2017, we had approximately 89,000 team members. We consider our team member relations to be very strong.

Seasonality
The Company’s average weekly sales and gross profit as a percentage of sales are typically highest in the second and third fiscal quarters, and lowest in the fourth fiscal quarter due to seasonally slower sales during the summer months. Gross profit as a percentage of sales is also lower in the first fiscal quarter due to the product mix of holiday sales.

Competition
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

Trademarks
The Company and its subsidiaries have registered or applied to register numerous trademarks, service marks, stylized logos, and brand names in the U.S. and in many additional countries throughout the world. In addition, the Company licenses certain other trademarks. The Company considers certain of its trademarks to be of material importance and actively defends and enforces such trademarks. The duration of trademark registrations varies from country to country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Available Information
Our corporate website (www.wholefoodsmarket.com) includes additional information about the Company. The Company’s SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, have been made available through our website, free of charge. We have included our website as an inactive textual reference only. Information contained on our website is not incorporated by reference into this Report on Form 10-K.

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
A compromise of our security systems or those of our business associates that results in our customers’, team members’ or suppliers’ information being obtained by unauthorized persons or a breach of information security laws and regulations could adversely affect our reputation with our customers, team members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to remediation, including changes in the information security systems, and could result in a disruption of our operations, particularly our online business. On September 23, 2017, we discovered unauthorized access of payment card information used at certain venues such as tap rooms and full table-service restaurants located within some stores. We are still in the process of assessing the financial and other impacts of the unauthorized access.

Disruptions in our information systems could harm our ability to run our business.
We rely extensively on information systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, and face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our information systems may have a material adverse effect on our operating results. As discussed above, we discovered unauthorized access of payment card information used at certain venues within some stores and we are still in the process of assessing the financial and other impacts of the unauthorized access.

Disruption of significant supplier relationships could negatively affect our business.
UNFI is our single largest third-party supplier, accounting for approximately 33% of our total purchases in fiscal year 2017. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels.

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
During fiscal year 2016, we completed an offering of $1.0 billion aggregate principal amount of 5.2% senior notes due 2025. Changes in our credit ratings, or in the interest rate environment, could have an adverse impact on our financing costs. A significant portion of our future cash flow from operating activities may be dedicated to the repayment of our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future. There is no guarantee that we will be able to meet our debt service obligations. If we fail to comply with our debt covenants, we will be in default, in which case there can be no assurance that we would be able to cure the default, receive waivers from our lenders, amend the loan agreement or refinance the debt. See Note 8 of the Notes to Consolidated Financial Statements in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

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

A failure or our internal control over financial reporting could materially impact our business.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation. The Company’s management concluded that its internal control over financial reporting was effective as of September 24, 2017. See Management’s Report on Internal Control over Financial Reporting in Part 11, “Item 9A. Controls and Procedures,” of this report.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of September 24, 2017, we operated 470 stores totaling 18.7 million gross square feet. We own 17 stores and three distribution facilities. All other stores, distribution centers, bakehouses and administrative facilities are leased, and we have options to renew most of our leases in five-year increments.

The following table shows the number of our stores by U.S. state, the District of Columbia, Canada and the U.K. as of September 24, 2017:

Location	Number of stores	Location	Number of stores	Location	Number of stores
Alabama	4	Kansas	4	New York	20
Arizona	10	Kentucky	2	North Carolina	13
Arkansas	2	Louisiana	7	Ohio	10
California	84	Maine	1	Oklahoma	3
Canada	13	Maryland	10	Oregon	10
Colorado	19	Massachusetts	31	Pennsylvania	12
Connecticut	9	Michigan	7	Rhode Island	3
District of Columbia	4	Minnesota	7	South Carolina	4
Florida	26	Mississippi	1	Tennessee	6
Georgia	10	Missouri	3	Texas	32
Hawaii	3	Nebraska	2	United Kingdom	9
Idaho	1	Nevada	5	Utah	4
Illinois	26	New Hampshire	2	Virginia	13
Indiana	4	New Jersey	17	Washington	10
Iowa	1	New Mexico	3	Wisconsin	3

Item 3.    Legal Proceedings.

Information related to our legal proceedings is discussed in Note 14 of the Notes to Consolidated Financial Statements in Part II, “Item 8. Financial Statements and Supplementary Data,” of this report.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

With the consummation of the merger contemplated by the Agreement and Plan of Merger by and among the Company, Amazon.com, Inc., and Walnut Merger Sub, Inc., a wholly-owned subsidiary of Amazon.com, Inc. (the “Merger”) on August 28, 2017, the Company became an indirect wholly-owned subsidiary of Amazon.com, Inc. and the Company’s common stock was delisted from the Nasdaq Global Select Market. There is no established trading market for our equity securities as of the closing date of the Merger. An indirect wholly owned subsidiary of Amazon.com, Inc. is the sole holder of record of our equity. Prior to the closing of the Merger, the common stock of the Company was traded on Nasdaq under the symbol “WFM.”

Dividends
The following table provides a summary of dividends declared per common share during fiscal years 2017 and 2016 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2017:
November 2, 2016	$0.140	January 13, 2017	January 24, 2017	$45
February 17, 2017	0.140	April 7, 2017	April 18, 2017	45
June 7, 2017	0.180	June 30, 2017	July 11, 2017	58
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43

Since completion of the Merger, the Company has not paid any dividends.

Issuer Purchases of Equity Securities
There were no share repurchases for the period from July 3, 2017 through the closing of the Merger.

Item 6.    Selected Financial Data.

Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Prepared under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of sales:

	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	66.3	65.6	64.8
Gross profit	33.7	34.4	35.2
Selling, general and administrative expenses	28.9	28.5	29.1
Merger-related expenses	1.0	—	—
Pre-opening expenses	0.4	0.4	0.4
Relocation, store closure and lease termination costs	0.6	0.1	0.1
Operating income	2.9	5.5	5.6
Interest expense	(0.3)	(0.4)	—
Investment and other income	—	0.1	0.1
Income before income taxes	2.6	5.3	5.7
Provision for income taxes	1.1	2.0	2.2
Net income	1.5%	3.2%	3.5%
Figures may not sum due to rounding.

Sales
Sales totaled approximately $16.0 billion, $15.7 billion and $15.4 billion in fiscal years 2017, 2016 and 2015, respectively, representing increases of 2.0%, 2.2% and 8.4% over the previous fiscal years, respectively. Comparable store sales are reflected in the table below for the fiscal years indicated.

	2017	2016	2015
Comparable store sales	(1.5)%	(2.5)%	2.5%
Change in transactions	(2.4)%	(2.6)%	0.8%
Change in basket size	0.9%	0.1%	1.7%

The rapidly increasing availability of fresh, healthy foods across many existing as well as new channels has had a negative impact on our comparable store sales growth over the last two years. During fiscal year 2017, the decline in transaction count was partially offset by an improvement in basket size over the prior fiscal year. Comparable store sales contributed approximately 95.3%, 94.3% and 93.3% to total sales in fiscal years 2017, 2016 and 2015, respectively. In fiscal year 2017, there were 455 locations in the comparable store base as compared to 427 locations and 390 locations as of September 25, 2016 and September 27, 2015, respectively.

Gross Profit
Gross profit totaled approximately $5.4 billion, $5.4 billion and $5.4 billion in fiscal years 2017, 2016 and 2015, respectively. Gross profit as a percentage of sales decreased 74 basis points in fiscal year 2017 compared to the prior fiscal year. Net LIFO inventory reserves increased approximately $5 million and $1 million during fiscal years 2017 and 2015, respectively, compared to a decrease of approximately $7 million in fiscal year 2016. Results during fiscal year 2015 also include a supplier credit of approximately $9 million. Excluding these charges, gross profit as a percentage of sales decreased 66 basis points and 77 basis points in fiscal years 2017 and 2016, respectively, compared to the prior fiscal year due primarily to increases in cost of goods sold, reflecting our ongoing value strategy, and occupancy costs as a percentage of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled approximately $4.6 billion, $4.5 billion and $4.5 billion in fiscal years 2017, 2016 and 2015, respectively. During fiscal year 2017, selling, general, and administrative included asset impairment charges totaling $26 million, advisory fees of $11 million, and $13 million associated with Mr. Robb’s separation agreement. Excluding these charges, selling, general and administrative expenses increased 9 basis points as a percentage of sales as compared to the prior year. During fiscal year 2015, selling, general, and administrative expenses included asset impairment charges totaling approximately $47 million, one-time termination charges of $34 million, and approximately $8 million of expense related to the implementation of California’s new paid sick leave law. Excluding these charges, selling, general and administrative expenses increased eight basis points as a percentage of sales in fiscal year 2015 compared to the prior year. Selling, general, and administrative expenses also include marketing expenses totaling approximately $58 million, $30 million and $13 million in fiscal years 2017, 2016 and 2015, respectively, associated with the Company’s national brand campaign. Additionally, selling, general and administrative expenses included $8 million in expenses related to the Affinity program in fiscal year 2017.

Share-based payment expense before income taxes during fiscal years 2017, 2016, and 2015 totaled approximately $114 million, $49 million, and $64 million, respectively. The total included in share-based payment expense due to the Merger was approximately $78 million in fiscal 2017. Share-based payment expense was included in the following line items on the Consolidated Statements of Operations for the fiscal years indicated (in millions):

	2017	2016	2015
Cost of goods sold and occupancy costs	$3	$2	$2
Selling, general and administrative expenses	33	47	62
Merger-related expense	78	—	—
Share-based payment expense before income taxes	114	49	64
Income tax benefit	44	(19)	(25)
Net share-based payment expense	$158	$30	$39

Merger-related Expenses
Merger-related expenses totaled approximately $156 million in fiscal year 2017 in connection with the Merger. There were no merger-related expenses incurred in fiscal years 2016 or 2015.

Pre-opening Expenses
Pre-opening expenses totaled approximately $60 million, $64 million and $67 million in fiscal years 2017, 2016 and 2015, respectively.

Relocation, Store Closure and Lease Termination Costs
Relocation, store closure and lease termination costs totaled approximately $95 million, $13 million and $16 million in fiscal years 2017, 2016 and 2015, respectively. The increase in relocation, store closure and lease termination costs in fiscal year 2017 primarily relates to the nine stores and three commissary kitchens closed in the second fiscal quarter, including approximately $52 million in asset impairment charges. The numbers of stores opened, acquired and relocated were as follows:

	2017	2016	2015
New and acquired stores	24	25	32
Relocated stores	7	3	6

Interest Expense
Interest expense, primarily related to the Company’s $1.0 billion offering of 5.2% senior notes completed on December 3, 2015, totaled approximately $49 million and $41 million in fiscal years 2017 and 2016, respectively. Interest expense was not material during fiscal year 2015.

Investment and Other Income
Investment and other income which includes gift card breakage, interest income, investment gains and losses and other income, totaled approximately $7 million, $11 million and $17 million in fiscal years 2017, 2016 and 2015, respectively.

Income Taxes
Income taxes resulted in an effective tax rate of approximately 41.2%, 38.7% and 39.0% in fiscal years 2017, 2016 and 2015, respectively. The higher effective tax rate in fiscal year 2017 primarily reflects certain transaction costs incurred as a part of the Merger and adjustments to our uncertain tax positions.

Data Breach
On September 23, 2017, we discovered unauthorized access of payment card information used at certain venues such as tap rooms and full table-service restaurants located within some stores.  These venues use a different point of sale system than our primary store checkout systems, and payment cards used at the primary store checkout systems were not affected. We conducted an investigation, obtained the help of a leading cyber security forensics firm, and contacted law enforcement. We are using a different system for payment card acceptance at these venues and stopped the unauthorized activity. We are still in the process of assessing the financial and other impacts of the unauthorized access, but we currently do not believe that it is material to our financial statements. Although no final determination has been made, we have cyber liability insurance coverage that we expect to cover the related liabilities, subject to a customary deductible.

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

The Company holds short-term investments that are classified as cash equivalents. We had cash equivalent investments totaling approximately $45 million and $138 million at September 24, 2017 and September 25, 2016, respectively. The Company also holds available-for-sale securities generally consisting of state and local municipal obligations and corporate bonds and commercial paper which hold high credit ratings. We had short-term and long-term investments totaling approximately $504 million and $121 million, respectively, at September 24, 2017. At September 25, 2016, we held short-term investments totaling approximately $379 million.

We have outstanding $1.0 billion aggregate principal amount of senior notes due 2025 (the “Notes”). The Notes bear interest at a fixed rate equal to 5.2% per year, payable semiannually. The interest rate payable on the Notes is subject to adjustment upon the occurrence of certain credit rating events described in the governing indenture. A downgrade in credit rating from either Moody’s or S&P would not materially affect annual interest payments.

Additional information on the Notes as of September 24, 2017 is as follows (in millions):

September 24, 2017
Senior notes:
Outstanding balance	$999
Fixed interest rate	5.200%

The nature and amount of our long-term debt may vary as a result of future business requirements, market conditions, and other factors. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. The estimated fair value of the Company’s long-term debt is included in Note 8 of the Notes to the Consolidated Financial Statements.

These investments are recorded at fair value and are generally short term in nature, and therefore changes in interest rates would not have a material impact on the valuation of these investments. During fiscal years 2017 and 2016, a hypothetical 10% increase or decrease in interest rates would not have materially affected interest income earned on these investments.

Foreign Currency Risk
The Company is exposed to foreign currency exchange risk. We own and operate thirteen stores in Canada and nine stores in the U.K. Sales made from stores in Canada and the U.K. are made in exchange for Canadian dollars and Great Britain pound sterling, respectively. The Company does not currently hedge against the risk of exchange rate fluctuations.

At September 24, 2017, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar or Great Britain pound sterling would not have materially affected our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data.

Whole Foods Market, Inc.

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm

The Sole Shareholder of Whole Foods Market, Inc.
We have audited the accompanying consolidated balance sheets of Whole Foods Market, Inc. as of September 24, 2017 and September 25, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 24, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Foods Market, Inc. at September 24, 2017 and September 25, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whole Foods Market, Inc.'s internal control over financial reporting as of September 24, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
November 17, 2017

Whole Foods Market, Inc.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Sole Shareholder of Whole Foods Market, Inc.
We have audited Whole Foods Market, Inc.’s internal control over financial reporting as of September 24, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Whole Foods Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Whole Foods Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2017 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whole Foods Market, Inc. as of September 24, 2017 and September 25, 2016 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 24, 2017 of Whole Foods Market, Inc. and our report dated November 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
November 17, 2017

Whole Foods Market, Inc.
Consolidated Balance Sheets
(In millions, except share amounts)

Assets	September 24, 2017	September 25, 2016
Current assets:
Cash and cash equivalents	$322	$351
Short-term investments - available-for-sale securities	504	379
Restricted cash	124	122
Accounts receivable	242	242
Merchandise inventories	471	517
Prepaid expenses and other current assets	143	167
Receivable from Parent	124	—
Deferred income taxes	215	197
Total current assets	2,145	1,975
Property and equipment, net of accumulated depreciation and amortization	3,514	3,442
Long-term investments - available-for-sale securities	121	—
Goodwill	710	710
Intangible assets, net of accumulated amortization	68	74
Deferred income taxes	74	100
Other assets	44	40
Total assets	$6,676	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$2	$3
Accounts payable	371	307
Accrued payroll, bonus and other benefits due team members	397	407
Dividends payable	—	43
Other current liabilities	585	581
Total current liabilities	1,355	1,341
Long-term debt and capital lease obligations, less current installments	1,081	1,048
Deferred lease liabilities	690	640
Other long-term liabilities	120	88
Total liabilities	3,246	3,117

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 600,000,000 and 1,200,000,000 shares authorized at 2017 and 2016, respectively; 100 and 376,988,000 shares issued; 100 and 318,323,000 shares outstanding at 2017 and 2016, respectively	2,972	2,933
Common stock in treasury, at cost, 0 and 58,665,000 shares at 2017 and 2016, respectively	—	(2,026)
Accumulated other comprehensive loss	(38)	(32)
Retained earnings	496	2,349
Total shareholders’ equity	3,430	3,224
Total liabilities and shareholders’ equity	$6,676	$6,341

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Operations
Fiscal years ended September 24, 2017, September 25, 2016 and September 27, 2015
(In millions)

	2017	2016	2015
Sales	$16,030	$15,724	$15,389
Cost of goods sold and occupancy costs	10,633	10,313	9,973
Gross profit	5,397	5,411	5,416
Selling, general and administrative expenses	4,627	4,477	4,472
Merger-related expenses	156	—	—
Pre-opening expenses	60	64	67
Relocation, store closure and lease termination costs	95	13	16
Operating income	459	857	861
Interest expense	(49)	(41)	—
Investment and other income	7	11	17
Income before income taxes	417	827	878
Provision for income taxes	172	320	342
Net income	$245	$507	$536

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Comprehensive Income
Fiscal years ended September 24, 2017, September 25, 2016 and September 27, 2015
(In millions)

	2017	2016	2015
Net income	$245	$507	$536
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6)	(4)	(21)
Other comprehensive loss, net of tax	(6)	(4)	(21)
Comprehensive income	$239	$503	$515

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Shareholders’ Equity
Fiscal years ended September 24, 2017, September 25, 2016 and September 27, 2015
(In millions, except per share amounts)

	Shares outstanding	Common stock	Common stock in treasury	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balances at September 28, 2014	360.4	$2,863	$(711)	$(7)	$1,668	$3,813
Net income	—	—	—	—	536	536
Other comprehensive loss, net of tax	—	—	—	(21)	—	(21)
Dividends ($0.52 per common share)	—	—	—	—	(186)	(186)
Issuance of common stock pursuant to team member stock plans	2.3	(34)	100	—	—	66
Purchase of treasury stock	(13.8)	—	(513)	—	—	(513)
Tax benefit related to exercise of team member stock options	—	11	—	—	—	11
Share-based payment expense	—	64	—	—	—	64
Other	—	—	—	—	(1)	(1)
Balances at September 27, 2015	348.9	2,904	(1,124)	(28)	2,017	3,769
Net income	—	—	—	—	507	507
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends ($0.54 per common share)	—	—	—	—	(174)	(174)
Issuance of common stock pursuant to team member stock plans	1.1	(23)	42	—	—	19
Purchase of treasury stock	(31.7)	—	(944)	—	—	(944)
Tax benefit related to exercise of team member stock options	—	3	—	—	—	3
Share-based payment expense	—	49	—	—	—	49
Other	—	—	—	—	(1)	(1)
Balances at September 25, 2016	318.3	2,933	(2,026)	(32)	2,349	3,224
Net income	—	—	—	—	245	245
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Dividends ($0.46 per common share)	—	—	—	—	(147)	(147)
Issuance of common stock pursuant to team member stock plans	2.2	(24)	76	—	—	52
Retirement of treasury stock (Note 11)	—	—	1,950	—	(1,950)	—
Net tax deficiency related to cancellation of team member stock options	—	(65)	—	—	—	(65)
Share-based payment expense	—	114	—	—	—	114
Other (Note 11)	(320.5)	14	—	—	(1)	13
Balances at September 24, 2017	—	$2,972	$—	$(38)	$496	$3,430

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Consolidated Statements of Cash Flows
Fiscal years ended September 24, 2017, September 25, 2016 and September 27, 2015
(In millions)

	2017	2016	2015
Cash flows from operating activities
Net income	$245	$507	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	498	439
Impairment of long-lived assets	78	5	48
Share-based payment expense	114	49	64
LIFO expense (benefit)	5	(7)	1
Deferred income tax expense (benefit)	8	47	(43)
Excess tax benefit related to exercise of team member stock options	(3)	(4)	(11)
Accretion of premium/discount on marketable securities	2	1	17
Deferred lease liabilities	63	43	32
Other	13	11	5
Net change in current assets and liabilities:
Accounts receivable	—	(24)	(21)
Merchandise inventories	42	(11)	(61)
Prepaid expenses and other current assets	14	(59)	(9)
Accounts payable	63	13	20
Accrued payroll, bonus and other benefits due team members	(10)	(29)	58
Other current liabilities	(22)	62	47
Net change in other long-term liabilities	31	14	7
Net cash provided by operating activities	1,138	1,116	1,129
Cash flows from investing activities
Development costs of new locations	(348)	(395)	(516)
Other property and equipment expenditures	(298)	(321)	(335)
Purchases of available-for-sale securities	(959)	(593)	(494)
Sales and maturities of available-for-sale securities	712	431	928
Purchases of intangible assets	—	(2)	(3)
Payment for purchase of acquired entities, net of cash acquired	—	(11)	(4)
Other investing activities	(13)	(8)	(12)
Net cash used in investing activities	(906)	(899)	(436)
Cash flows from financing activities
Purchases of treasury stock	(2)	(944)	(513)
Common stock dividends paid	(190)	(177)	(184)
Payments to option holders on behalf of Parent	(124)	—	—
Issuance of common stock	51	19	66
Excess tax benefit related to exercise of team member stock options	3	4	11
Proceeds from long-term borrowings	—	999	—
Proceeds from revolving line of credit	—	300	—
Payments on long-term debt and capital lease obligations	(3)	(306)	(1)
Other financing activities	—	(8)	(1)
Net cash used in financing activities	(265)	(113)	(622)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6	5	(6)
Net change in cash, cash equivalents and restricted cash	(27)	109	65
Cash, cash equivalents and restricted cash at beginning of period	473	364	299
Cash, cash equivalents and restricted cash at end of period	$446	$473	$364

Supplemental disclosure of cash flow information:
Federal and state income taxes paid	$192	$377	$383
Interest paid	$52	$27	$—

The accompanying notes are an integral part of these consolidated financial statements.

Whole Foods Market, Inc.
Notes to Consolidated Financial Statements
Fiscal years ended September 24, 2017, September 25, 2016 and September 27, 2015

(1) Description of Business
Whole Foods Market is the leading natural and organic foods supermarket and is a mission-driven company that aims to set the standards of excellence in food retailing. Through our growth, we have had a significant and positive impact on the natural and organic foods movement throughout the United States, helping lead the industry to nationwide acceptance over the last 39 years. As of September 24, 2017, we operated 470 stores: 448 stores in 42 United States (“U.S.”) states and the District of Columbia; 13 stores in Canada; and 9 stores in the United Kingdom (“U.K.”). The Company has one operating segment and a single reportable segment, natural and organic foods supermarkets. Whole Foods Market became an indirect wholly owned subsidiary of Amazon.com, Inc. (the “Parent”) (Nasdaq: AMZN) on August 28, 2017.

The following is a summary of annual percentage sales and net long-lived assets by geographic area for the fiscal years indicated:

	2017	2016	2015
Sales:
United States	97.0%	97.1%	96.9%
Canada and United Kingdom	3.0	2.9	3.1
Total sales	100.0%	100.0%	100.0%
Long-lived assets, net:
United States	97.3%	97.5%	97.4%
Canada and United Kingdom	2.7	2.5	2.6
Total long-lived assets, net	100.0%	100.0%	100.0%

The following is a summary of annual percentage sales by product category for the fiscal years indicated:

	2017	2016	2015
Perishables:
Prepared foods and bakery	18.8%	18.9%	19.0%
Other perishables	48.4	47.6	47.5
Total perishables	67.2	66.5	66.5
Non-perishables	32.8	33.5	33.5
Total sales	100.0%	100.0%	100.0%

(2) Summary of Significant Accounting Policies
Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal years 2017, 2016 and 2015 were 52-week years.

Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant majority-owned subsidiaries are consolidated on a line-by-line basis, and all significant intercompany accounts and transactions with majority-owned subsidiaries are eliminated upon consolidation.

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

Accounts Receivable
Accounts receivable are shown net of related allowances and consist primarily of credit card receivables, vendor receivables, customer purchases, and occupancy-related receivables. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method and was not material in fiscal year 2017 or 2016.

Inventories
The Company values inventories at the lower of cost or market. Cost was determined using the dollar value retail last-in, first-out (“LIFO”) method for approximately 92.9% and 91.8% of inventories in fiscal years 2017 and 2016, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $47 million and $42 million at September 24, 2017 and September 25, 2016, respectively. Costs for remaining inventories are determined by the first-in, first-out method. Cost before the LIFO adjustment is principally determined using the item cost method, which is calculated by counting each item in inventory, assigning costs to each of these items based on the actual purchase cost (net of vendor allowances) of each item and recording the actual cost of items sold.

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

Leases
The Company generally leases stores, non-retail facilities and administrative offices under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. We recognize rent on a straight-line basis over the expected term of the lease, which includes rent holiday periods and scheduled rent increases. The expected lease term begins with the date the Company has the right to possess the leased space for construction and other purposes. The expected lease term may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured. The expected lease term is also used in the determination of whether a store lease is a capital or operating lease. Amortization of land and building under capital lease is included with occupancy costs, while the amortization of equipment under capital lease is included with depreciation expense. Additionally, we review leases for which we are involved in construction to determine whether build-to-suit and sale-leaseback criteria are met. For those leases that trigger specific build-to-suit accounting, developer assets are recorded during the construction period with an offsetting liability. Developer assets recorded as of September 24, 2017 totaling approximately $19 million, with the offsetting liability included in the “Other current liabilities” line item on the Consolidated Balance Sheets. As of September 25, 2016, developer assets were not material. Sale-leaseback transactions are recorded as financing lease obligations. We record tenant improvement allowances and rent holidays as deferred rent liabilities, and amortize the deferred rent over the expected lease term to rent. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels as defined by the lease will be reached.

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

Intangible assets include acquired leasehold rights, favorable lease assets, trade names, brand names, patents, liquor licenses, license agreements, and non-competition agreements. The Company amortizes definite-lived intangible assets on a straight-line basis over the period the intangible asset is expected to generate cash flows, generally the life of the related agreement. Currently, the Company’s intangible assets are comprised solely of contract-based intangible assets. The weighted average life is approximately 16 years. Indefinite-lived intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable.

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

Insurance and Self-Insurance Reserves
The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company had insurance liabilities totaling approximately $198 million and $180 million at September 24, 2017 and September 25, 2016, respectively, included in the “Other current liabilities” line item on the Consolidated Balance Sheets.

Reserves for Closed Properties
The Company maintains reserves for retail stores and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated subtenant income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which generally range from four months to nineteen years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the area in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Reserves for closed properties are included in the “Other current liabilities” and “Other long-term liabilities” line items on the Consolidated Balance Sheets.

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

Cost of Goods Sold and Occupancy Costs
Cost of goods sold includes cost of inventory sold during the period (net of discounts and allowances), distribution and food preparation costs, and shipping and handling costs. The Company receives various rebates from third-party vendors in the form of purchase or sales volume discounts and payments under cooperative advertising agreements. Purchase volume discounts are calculated based on actual purchase volumes. Volume discounts and cooperative advertising discounts in excess of identifiable advertising costs are recognized as a reduction of cost of goods sold when the related merchandise is sold. The Company utilizes forward purchases to limit its exposures to changes in commodity prices. All forward purchase commitments are established at current prices and recorded through cost of goods sold at settlement. Occupancy costs include store rental costs, property taxes, utility costs, repair and maintenance costs, and property insurance. Our largest supplier, United Natural Foods, Inc., accounted for approximately 33.2%, 32.5% and 32.0% of our total purchases in fiscal years 2017, 2016 and 2015, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of retail operational expenses, marketing, and corporate and regional administrative support costs. Advertising expense for fiscal years 2017, 2016 and 2015 was approximately $113 million, $96 million and $89 million, respectively. Advertising costs are charged to expense when incurred, except for certain production costs that are charged to expense when the advertising first takes place.

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

Share-Based Payments
In connection with the Company’s acquisition by Amazon.com, Inc. on August 28, 2017, all outstanding options were canceled and those for which the merger consideration per share exceeded the exercise price per share were converted into cash for the excess amount. Expense associated with the acceleration of the vesting period for stock options is included in “merger-related expenses” on the Statement of Operations. Stock options with an exercise price per share greater than or equal to the merger consideration per share were canceled for no consideration or payment. The Company maintained several share-based incentive plans. We granted both options to purchase common stock and restricted common stock under our Whole Foods Market 2009 Stock Incentive Plan. All options outstanding were governed by the original terms and conditions of the grants, unless modified by a subsequent agreement. Options were granted at an option price equal to the market value of the stock at the grant date and generally vested ratably over a four- or nine-year period beginning one year from grant date and had a five, seven, or ten year term. The grant date was established once the Company’s Board of Directors approved the grant and all key terms were determined. The exercise prices of our stock option grants were the closing price on the grant date. Stock option grant terms and conditions were communicated to team members within a relatively short period of time. The Company generally approved one primary stock option grant annually, occurring during a trading window. Restricted common stock was granted at the market price of the stock on the day of grant and generally vested over a four- or six-year period.

The Company used the Black-Scholes multiple option pricing model which required extensive use of accounting judgment and financial estimates, including estimates of the expected term team members retained their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that were forfeited prior to the completion of their vesting requirements. The related share-based payment expense was recognized on a straight-line basis over the vesting period. The tax savings resulting from tax deductions in excess of expense reflected in the Company’s financial statements was reflected as a financing cash flow.

All full-time team members with a minimum of 400 hours of service could purchase our common stock through payroll deductions under the Company’s Team Member Stock Purchase Plan (“TMSPP”). The TMSPP provided for a 5% discount on the shares’ purchase date market value, which meets the share-based payment “Safe Harbor” provisions, and therefore was non-compensatory. As a result, no compensation expense was recognized for our team member stock purchase plan.

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

Treasury Stock
Under the Company’s stock repurchase program, the Company could repurchase shares of the Company’s common stock on the open market that were held in treasury at cost. Shares held in treasury could be reissued to satisfy exercises of stock options and issuances of restricted stock awards. The Company’s common stock has no par value. The Company retired its treasury shares on August 28, 2017 in connection with the Amazon merger, which was recorded as an offsetting reduction of retained earnings totaling $1.95 billion.

Comprehensive Income
Comprehensive income consists of: net income; foreign currency translation adjustments; and unrealized gains and losses on available-for-sale securities, net of income tax, and is reflected in the Consolidated Statements of Comprehensive Income.

Foreign Currency Translation
The Company’s operations in Canada and the U.K. use their local currency as their functional currency. Foreign currency transaction gains and losses related to Canadian intercompany operations are charged to net income in the period incurred. Foreign currency gains and losses were not material in fiscal year 2017, 2016 or 2015. Intercompany transaction gains and losses associated with our U.K. operations are excluded from the determination of net income since these transactions are considered long-term investments in nature. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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
		First quarter of fiscal year ending September 29, 2019	We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

(3) Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The Company held the following financial assets measured at fair value on a recurring basis based on the hierarchy levels indicated (in millions):

September 24, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$1	$—	$—	$1
Commercial paper	34	—	—	34
Municipal bonds	10	—	—	10
Marketable securities - available-for-sale:
Commercial paper	—	35	—	35
Corporate bonds	—	98	—	98
Municipal bonds	—	135	—	135
Variable-rate demand notes	—	357	—	357
Total	$45	$625	$—	$670

September 25, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Cash equivalents:
Money market fund	$62	$—	$—	$62
Commercial paper	—	30	—	30
Municipal bonds	—	46	—	46
Marketable securities - available-for-sale:
Commercial paper	—	30	—	30
Municipal bonds	—	26	—	26
Variable rate demand notes	—	323	—	323
Total	$62	$455	$—	$517

Assets Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on a nonrecurring basis include items such as property and equipment, intangible assets, and other assets. These assets are measured at fair value if determined to be impaired. During fiscal years 2017 and 2015, the Company recorded fair value adjustments, based on hierarchy input Level 3, totaling approximately $26 million and $46 million, respectively, related to certain locations for which asset value exceeded expected future cash flows, which were primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations. These asset impairment charges reduced the carrying value of related long-term assets to fair value of zero. Fair value adjustments, based on hierarchy input Level 3, were not material during fiscal year 2016.

(4) Investments
The Company holds investments primarily in marketable securities that are classified as either short- or long-term available-for-sale securities. The Company held the following investments at fair value as of the dates indicated (in millions):

	September 24, 2017	September 25, 2016
Short-term marketable securities - available-for-sale:
Commercial paper	$35	$30
Corporate bonds	5	—
Municipal bonds	107	26
Variable rate demand notes	357	323
Total short-term marketable securities	$504	$379
Long-term marketable securities - available-for-sale:
Corporate bonds	$93	$—
Municipal bonds	28	—
Total long-term marketable securities	$121	$—

Gross unrealized holding gains and losses were not material at September 24, 2017 or September 25, 2016. Available-for-sale securities totaling approximately $156 million and $33 million were in unrealized loss positions at September 24, 2017 and September 25, 2016, respectively. The aggregate value of available-for-sale securities in a continuous unrealized loss position for greater than 12 months was not material at September 24, 2017 or September 25, 2016. The Company did not recognize any other-than-temporary impairments during the last three fiscal years. At September 24, 2017, the average effective maturity of the Company’s short- and long-term available-for-sale securities was approximately one month and 20 months, respectively. The average effective maturity of the Company’s short-term available-for-sale securities was less than one month, at September 25, 2016.

The Company held approximately $25 million and $19 million in equity interests that are accounted for using the cost method of accounting at September 24, 2017 and September 25, 2016, respectively. Equity interests accounted for using the equity method were not material at September 24, 2017 or September 25, 2016.

(5) Property and Equipment
Balances of major classes of property and equipment were as follows (in millions):

	September 24, 2017	September 25, 2016
Land	$156	$161
Buildings and leasehold improvements	3,641	3,390
Capitalized real estate leases	120	80
Fixtures and equipment	2,615	2,499
Construction in progress and equipment not yet in service	265	284
Property and equipment, gross	6,797	6,414
Less accumulated depreciation and amortization	(3,283)	(2,972)
Property and equipment, net of accumulated depreciation and amortization	$3,514	$3,442

Depreciation and amortization expense related to property and equipment totaled approximately $554 million, $478 million and $422 million for fiscal years 2017, 2016 and 2015, respectively. During fiscal year 2017 and 2015, asset impairment charges related to property and equipment totaled approximately $78 million and $48 million, respectively, related to locations as discussed in Note 3, Fair Value Measurements. Asset impairment charges related to property and equipment were not material in fiscal year 2016. These charges were incurred because future estimated cash flows were less than the carrying value of assets. The Company reduced the future estimated cash flows based on current comparable store sales trends and reductions in estimated future net sales projections based on future and anticipated business trends, including increased competition. Development costs of new locations totaled approximately $348 million, $395 million and $516 million in fiscal years 2017, 2016 and 2015, respectively. Construction accruals related to development sites, remodels, and expansions were included in the “Other current liabilities” line item on the Consolidated Balance Sheets and totaled approximately $56 million and $94 million at September 24, 2017 and September 25, 2016, respectively.

(6) Goodwill and Other Intangible Assets
There were no additions or adjustments to goodwill during fiscal year 2017 and 2016. There were no impairments of goodwill during fiscal years 2017, 2016 or 2015. Additions of other intangible assets were not material during fiscal years 2017 and 2016. The components of intangible assets as of the dates indicated were as follows (in millions):

	September 24, 2017		September 25, 2016
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived contract-based	$117	$(58)	$120	$(55)
Indefinite-lived contract-based	9	—	9	—
Total	$126	$(58)	$129	$(55)

Amortization expense associated with intangible assets was not material during fiscal year 2017, 2016 or 2015. Future amortization expense associated with the net carrying amount of definite-lived intangible assets is estimated to be as follows (in millions):

Fiscal year 2018	$5
Fiscal year 2019	5
Fiscal year 2020	5
Fiscal year 2021	4
Fiscal year 2022	4
Future fiscal years	36
Total	$59

(7) Reserves for Closed Properties
The following table provides a summary of activity in reserves for closed properties during the fiscal years indicated (in millions):

	2017	2016
Beginning balance	$26	$28
Additions	30	6
Usage	(16)	(10)
Adjustments	4	2
Ending balance	$44	$26

In 2017, $25 million of additions to store closure reserves related to eighteen location and three commissary kitchen closures. Additions related to six location closures during fiscal year 2016, were not material. The remainder of additions to store closure reserves primarily relate to the accretion of interest on existing reserves. Usage primarily related to ongoing cash rental payments totaled approximately $16 million and $10 million for fiscal years 2017 and 2016, respectively.

(8) Long-Term Debt
Credit Agreement
On November 2, 2015, the Company entered into a credit facility (the “Credit Agreement”) that provided for an unsecured revolving credit facility in the aggregate principal amount of $500 million, with an ability to increase by up to $250 million in the aggregate pursuant to an expansion feature set forth in the Credit Agreement. The Credit Agreement also provided for a letter of credit subfacility of up to $250 million and a swingline subfacility of up to $50 million. The Credit Agreement was terminated effective August 28, 2017.

Commitment fees paid on undrawn amounts were not material during the fifty-two weeks ended September 24, 2017.

Senior Notes
On December 3, 2015, the Company completed the offering of $1.0 billion of 5.2% senior notes due 2025 (the “Notes”). The Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. In fiscal year 2017, the Company commenced a registered exchange offer to exchange the Notes for new notes that are identical in all material respects to the Notes, except that the new notes have been registered under the Securities Act. The exchange offer expired on October 28, 2016, and approximately 99.1% of the Notes were exchanged. The Notes that were not exchanged have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

The Notes bear interest at a fixed rate equal to 5.2% per year, payable semiannually, and mature on December 3, 2025. The interest rate payable on the Notes is subject to adjustment upon the occurrence of certain credit rating events described in the indenture.

The Notes are subject to customary covenants including certain restrictions with respect to, among other things, the Company’s and its subsidiaries’ ability to incur debt secured by liens or to enter into sale and leaseback transactions and restricting the Company’s ability to merge or consolidate with another entity or sell substantially all of its assets to another person without obtaining a waiver prior to the event. Prior to September 3, 2025, the Company may redeem the Notes at the Company’s option at any time either in whole or in part for a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus the applicable make-whole premium described in the indenture, plus accrued and unpaid interest thereon. On or after September 3, 2025, the Company may redeem the Notes at the Company’s option at any time either in whole or in part for a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon.

The components of long-term debt as of the dates indicated were as follows (in millions):

	September 24, 2017	September 25, 2016
5.2% senior notes due 2025	$999	$1,000
Less: unamortized discount and debt issuance costs related to senior notes	(6)	(7)
Carrying value of senior notes	993	993
Capital lease obligations	90	58
Total long-term debt and capital lease obligations	1,083	1,051
Less: current installments	(2)	(3)
Total long-term debt and capital lease obligations, less current installments	$1,081	$1,048

The Notes are recorded at cost net of discount and issuance costs. The effective interest rate of the Notes, which includes interest on the Notes and amortization of discount and issuance costs, is approximately 5.28%. The estimated fair value of the Notes at September 24, 2017, based on observable market prices (Level 1), exceeded the carrying value by approximately $160.4 million.

(9) Leases
The Company is committed under certain capital leases for rental of certain buildings, land and equipment, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates from 2017 to 2054. The Company had capital lease obligations totaling approximately $90 million and $58 million at September 24, 2017 and September 25, 2016, respectively.

Rental expense charged to operations under operating leases for fiscal years 2017, 2016 and 2015 totaled approximately $508 million, $477 million and $441 million, respectively, which included contingent rentals totaling approximately $11 million, $12 million and $14 million during those same periods. Sublease rental income was not material during fiscal year 2017, 2016 or 2015. Prepaid rent is included in the “Other current assets” line item on the Consolidated Balance Sheets and totaled approximately $48 million and $44 million at September 24, 2017 and September 25, 2016, respectively.

Minimum rental commitments and sublease rental income required by all noncancelable leases are approximately as follows (in millions):

	Capital	Operating	Sublease
Fiscal year 2018	$7	$469	$8
Fiscal year 2019	7	556	7
Fiscal year 2020	6	580	5
Fiscal year 2021	7	582	3
Fiscal year 2022	7	582	2
Future fiscal years	122	6,304	3
	156	$9,073	$28
Less amounts representing interest	66
Net present value of capital lease obligations	$90

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lease. The future minimum obligations for operating leases shown above include locations in development.

(10) Income Taxes
Components of income tax expense for the fiscal years indicated were as follows (in millions):

	2017	2016	2015
Current federal income tax	$168	$223	$310
Current state income tax	58	52	76
Current foreign income tax	1	(1)	(1)
Total current tax	227	274	385
Deferred federal income tax	(56)	41	(40)
Deferred state income tax	2	8	(2)
Deferred foreign income tax	(1)	(3)	(1)
Total deferred tax	(55)	46	(43)
Total income tax expense	$172	$320	$342

Actual income tax expense for the fiscal years indicated differed from the amount computed by applying statutory corporate income tax rates to income before income taxes as follows (in millions):

	2017	2016	2015
Federal income tax based on statutory rates	$146	$289	$307
Increase (reduction) in income taxes resulting from:
Tax-exempt interest	(1)	—	(1)
Excess charitable contributions	(11)	(10)	(9)
Merger transaction costs	12	—	—
Federal income tax credits	(3)	(4)	(3)
Other, net	(2)	10	2
Total federal income taxes	141	285	296
State income taxes, net of federal income tax benefit	30	39	48
Tax impact of foreign operations	1	(4)	(2)
Total income tax expense	$172	$320	$342

Current income taxes receivable were not material at September 24, 2017 or September 25, 2016.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in millions):

	September 24, 2017	September 25, 2016
Deferred tax assets:
Compensation-related costs	$131	$215
Insurance-related costs	70	60
Inventories	8	5
Lease and other termination accruals	18	10
Lease negotiation legal fees	7	7
Rent differential	207	189
Tax basis of fixed assets in excess of financial basis	7	8
Net domestic and international operating loss carryforwards	13	14
Accrued liabilities	5	—
Charitable contribution carryforward	20	—
Deferred revenue	14	13
Other	9	—
Gross deferred tax assets	509	521
Valuation allowance	(24)	(23)
Deferred tax assets	485	498
Deferred tax liabilities:
Financial basis of fixed assets in excess of tax basis	(192)	(197)
Capitalized costs expensed for tax purposes	(4)	(4)
Deferred tax liabilities	(196)	(201)
Net deferred tax asset	$289	$297

Deferred taxes have been classified on the Consolidated Balance Sheets as follows (in millions):

	September 24, 2017	September 25, 2016
Current assets	$215	$197
Noncurrent assets	74	100
Net deferred tax asset	$289	$297

At September 24, 2017, the Company had international operating loss carryforwards totaling approximately $70 million, all of which have an indefinite life. The Company provided a valuation allowance totaling approximately $24 million for deferred tax assets associated with international operating loss carryforwards, federal credit carryforwards, and certain equity investments, for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes that it is more likely than not that we will fully realize the remaining domestic deferred tax assets in the form of future tax deductions based on the nature of these deductible temporary differences and a history of profitable operations.

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

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in Canada and the United Kingdom. The IRS of the United States completed its examination of the Company’s federal tax returns for fiscal year 2015 during the first quarter of fiscal year 2017. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years before 2015 and is no longer subject to state and local income tax examinations for fiscal years before 2011. Additionally, the Company entered into a Compliance Agreement Program (“CAP”) with the IRS under which the Company’s federal income tax return is reviewed and accepted by the Internal Revenue Service in conjunction with the filing of its tax return.

(11) Shareholders’ Equity
Dividends per Common Share
The following table provides a summary of dividends declared per common share during fiscal years 2017 and 2016 (in millions, except per share amounts):

Date of declaration	Dividend per common share	Date of record	Date of payment	Total amount
Fiscal year 2017:
November 2, 2016	$0.140	January 13, 2017	January 24, 2017	$45
February 17, 2017	0.140	April 7, 2017	April 18, 2017	45
June 7, 2017	0.180	June 30, 2017	July 11, 2017	58
Fiscal year 2016:
November 4, 2015	$0.135	January 15, 2016	January 26, 2016	$44
March 9, 2016	0.135	April 8, 2016	April 19, 2016	44
June 7, 2016	0.135	July 1, 2016	July 12, 2016	43
September 22, 2016	0.135	October 3, 2016	October 14, 2016	43

Treasury Stock
The Company’s share repurchase program was canceled in connection with the Amazon merger and no share repurchase program remained in effect at September 24, 2017. The Company repurchased and retired approximately 56.7 million shares totaling approximately $1.95 billion related to the Amazon merger.

Share repurchase activity for fiscal year 2017 was immaterial. Share repurchase activity for fiscal year 2016 was as follows (in millions, except per share amounts):

2016
Number of common shares acquired	31.7
Average price per common share acquired	$29.82
Total cost of common shares acquired	$944

The Company reissued approximately 2.2 million treasury shares at cost of approximately $76 million and approximately 1.1 million treasury shares at cost of approximately $42 million to satisfy the issuance of common stock pursuant to team member stock plans during fiscal years 2017 and 2016, respectively. At September 24, 2017, the Company held no treasury shares. As of September 25, 2016, the Company held in treasury 58.7 million shares totaling approximately $2.0 billion.

(12) Share-Based Payments
Share-based payment expense, primarily included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations, totaled approximately $114 million, $49 million and $64 million, respectively, during fiscal years 2017, 2016 and 2015. The 2017 share-based payment expense included accelerated expense of approximately $78 million due to the Amazon merger included in the “Merger-related expenses” line item. At September 25, 2016 and September 27, 2015 approximately 29.8 million shares and 32.9 million shares of the Company’s common stock, respectively, were available for future stock incentive grants. As of September 24, 2017, the Company’s stock option plan was canceled and no shares were available for grant as a result of the merger with Amazon.

Stock Options
The following table summarizes stock option activity (in millions, except per share amounts and contractual lives in years):

	Number of options outstanding	Weighted average exercise price
Outstanding options at September 28, 2014	22.3	$38.37
Options granted	5.3	44.30
Options exercised	(2.2)	27.81
Options expired	(0.3)	42.88
Options forfeited	(0.8)	42.66
Outstanding options at September 27, 2015	24.3	$40.45
Options granted	5.0	30.31
Options exercised	(0.9)	15.23
Options expired	(0.9)	41.73
Options forfeited	(1.2)	41.72
Outstanding options at September 25, 2016	26.3	$39.35
Options granted	5.1	35.89
Options exercised	(2.4)	27.41
Options expired	(1.3)	39.84
Options cancelled due to Amazon merger	(26.6)	39.84
Options forfeited	(1.1)	37.21
Outstanding options at September 24, 2017	—	$—
Vested/expected to vest at September 24, 2017	—	$—
Exercisable options at September 24, 2017	—	$—

The weighted average grant date fair value of options granted during fiscal years 2017, 2016 and 2015 was $7.23, $6.71 and $10.19, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was approximately $24 million, $16 million and $46 million during fiscal years 2017, 2016 and 2015, respectively. The Company realized a tax benefit from stock options exercised during fiscal years 2017, 2016 and 2015 totaling approximately $44 million, $15 million and $46 million, respectively. The total fair value of shares vested during fiscal years 2017, 2016 and 2015 was approximately $145 million, $141 million and $209 million, respectively, including the value of vested options exercised during those same periods. As of the end of fiscal year 2016, there was approximately $73 million of unrecognized share-based payment expense, related to unvested stock options, net of estimated forfeitures, related to approximately 10.5 million shares. There was no unrecognized share-based payment expense at the end of fiscal year 2017.

Share-based payment expense related to vesting stock options recognized during fiscal years 2017, 2016 and 2015 totaled approximately $114 million, $45 million and $60 million, respectively. Upon a change in control, the vesting is accelerated for any unvested options in accordance with the Company’s stock option plan. The total share-based payment expense related to acceleration due to the Amazon merger was approximately $78 million in fiscal year 2017. In connection with the Company’s acquisition by Amazon on August 28, 2017, all outstanding options were canceled and those in which the merger consideration exceeded the exercise price per share were converted into cash for the excess amount. The Company recorded an intercompany receivable from Amazon totaling approximately $124 million for the cash payout of all outstanding options, RSUs, and SARs. Stock options with an exercise price per share greater than or equal to the merger consideration per share were canceled for no consideration or payment.

The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016	2015
Expected dividend yield	2.20%	1.73%	1.00%
Risk-free interest rate	1.63%	1.08%	1.20%
Expected volatility	28.70%	31.30%	29.73%
Expected life, in years	4.12	4.05	4.04

Risk-free interest rate was based on the U.S. Treasury yield curve on the date of the grant for the time period equal to the expected term of the grant. Expected volatility was calculated using a ratio of implied volatility based on the Newton-Raphson method of bisection, and four or six year historical volatilities based on the expected life of each tranche of options. The Company determined the use of blended volatility versus historical or implied volatility represents a more accurate calculation of option fair value. Expected life is calculated in two tranches based on weighted average percentage of unexpired options and exercise-after-vesting information over the last five or seven years. Unvested options were included in the term calculation which used the “mid-point scenario” which assumed that unvested options will be exercised halfway between vest and expiration date. The assumptions used to calculate the fair value of options granted were evaluated and revised, as necessary, to reflect market conditions and experience. In addition to the above valuation assumptions, the Company estimated an annual forfeiture rate for unvested options and adjusted fair value expense accordingly. The Company monitored actual forfeiture experience and adjusted the rate from time to time as necessary.

(13) Quarterly Results (unaudited)
The Company’s first fiscal quarter consists of 16 weeks, the second and third fiscal quarters each are 12 weeks, and the fourth fiscal quarter is 12 or 13 weeks. Fiscal years 2017 and 2016 were 52-week years with twelve weeks in the fourth quarter. Because the first fiscal quarter is longer than the remaining quarters, it typically represents a larger share of the Company’s annual sales from existing stores. Quarter-to-quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The first and second fiscal quarters included store closure costs related to the nine store and three commissary kitchen closures announced in the first fiscal quarter. The fourth fiscal quarter included approximately $153 million in merger expenses related to the Amazon merger. The Company believes that the following information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

The following tables set forth selected unaudited quarterly Consolidated Statements of Operations information for the fiscal years ended September 24, 2017 and September 25, 2016 (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2017 (1)
Sales	$4,918	$3,737	$3,725	$3,650
Cost of goods sold and occupancy costs	3,268	2,463	2,457	2,445
Gross profit	1,650	1,274	1,268	1,205
Selling, general and administrative expenses	1,417	1,057	1,069	1,084
Merger-related expenses	—	—	3	153
Pre-opening expenses	21	12	13	14
Relocation, store closure and lease termination costs	41	34	3	17
Operating income	171	171	180	(63)
Interest expense	(15)	(11)	(11)	(12)
Investment and other income (expense)	—	2	4	1
Income before income taxes	156	162	173	(74)
Provision for income taxes	61	63	67	(19)
Net income	$95	$99	$106	$(55)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2016 (1)
Sales	$4,829	$3,696	$3,703	$3,497
Cost of goods sold and occupancy costs	3,188	2,406	2,417	2,303
Gross profit	1,641	1,290	1,286	1,194
Selling, general and administrative expenses	1,373	1,028	1,057	1,019
Pre-opening expenses	13	18	18	15
Relocation, store closure and lease termination costs	3	3	2	5
Operating income	252	241	209	155
Interest expense	(7)	(11)	(12)	(11)
Investment and other income	4	5	(1)	3
Income before income taxes	249	235	196	147
Provision for income taxes	92	93	76	59
Net income	$157	$142	$120	$88
(1) Sum of quarterly amounts may not equal fiscal year totals due to the effect of rounding.

(14) Commitments and Contingencies
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

The Company is committed under certain capital leases for rental of certain buildings, land and equipment, and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2054. The following table shows payments due by period on contractual obligations as of September 24, 2017 (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$993	$—	$—	$—	$993
Estimated interest on senior notes	442	52	104	104	182
Capital lease obligations (including interest)	156	7	13	14	122
Operating lease obligations (1)	9,073	469	1,136	1,164	6,304
Unconditional purchase obligations (2)	23,041	2,880	5,760	5,760	8,641
Total	$33,705	$3,408	$7,013	$7,042	$16,242
(1) Amounts exclude taxes, insurance and other related expense
(2) Includes unconditional purchase obligations related to certain products offered in our stores that are not reflected on the consolidated balance sheets arising from the change in control that occurred in the fourth fiscal quarter.

(15) Guarantor Financial Statement Information
Prior to the closing of the Company’s merger with Amazon.com, Inc., the Notes issued on December 3, 2015 were fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by certain 100% owned domestic subsidiaries of the Company (the “Guarantors”). At the time of the closing, the Company’s Credit Agreement was terminated and the related guarantees by the Guarantors were released. Pursuant to the terms of the indenture governing the Notes, upon release of the guarantees under the Credit Agreement, the guarantees of the Notes by the Guarantors were automatically terminated. The Notes are now the sole obligation of the Company. Supplemental condensed consolidating financial information of the Company, including such information for the Guarantors, is presented below. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-Guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

Consolidated Balance Sheets
(In millions)

	September 24, 2017
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$205	$117	$—	$322
Short-term investments - available-for-sale securities	—	504	—	—	504
Restricted cash	—	118	6	—	124
Accounts receivable	—	215	27	—	242
Intercompany receivable	—	853	—	(853)	—
Merchandise inventories	—	400	71	—	471
Prepaid expenses and other current assets	—	129	14	—	143
Receivable from Parent	124	—	—	—	124
Deferred income taxes	—	215	—	—	215
Total current assets	124	2,639	235	(853)	2,145
Property and equipment, net of accumulated depreciation and amortization	—	3,099	415	—	3,514
Long-term investments - available-for-sale securities	—	121	—	—	121
Investments in consolidated subsidiaries	4,867	110	480	(5,457)	—
Goodwill	—	702	8	—	710
Intangible assets, net of accumulated amortization	—	59	9	—	68
Deferred income taxes	—	65	9	—	74
Other assets	—	10	34	—	44
Total assets	$4,991	$6,805	$1,190	$(6,310)	$6,676

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$—	$2	$—	$—	$2
Accounts payable	—	264	107	—	371
Intercompany payable	550	—	303	(853)	—
Accrued payroll, bonus and other benefits due team members	—	372	25	—	397
Dividends payable	—	—	—	—	—
Other current liabilities	18	508	59	—	585
Total current liabilities	568	1,146	494	(853)	1,355
Long-term debt and capital lease obligations, less current installments	993	80	8	—	1,081
Deferred lease liabilities	—	629	61	—	690
Other long-term liabilities	—	118	2	—	120
Total liabilities	1,561	1,973	565	(853)	3,246

Commitments and contingencies

Total shareholders’ equity	3,430	4,832	625	(5,457)	3,430
Total liabilities and shareholders’ equity	$4,991	$6,805	$1,190	$(6,310)	$6,676

Consolidated Balance Sheets
(In millions)

	September 25, 2016
Assets	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$254	$97	$—	$351
Short-term investments - available-for-sale securities	—	379	—	—	379
Restricted cash	—	114	8	—	122
Accounts receivable	—	216	26	—	242
Intercompany receivable	—	649	—	(649)	—
Merchandise inventories	—	441	76	—	517
Prepaid expenses and other current assets	—	150	17	—	167
Deferred income taxes	—	197	—	—	197
Total current assets	—	2,400	224	(649)	1,975
Property and equipment, net of accumulated depreciation and amortization	—	3,063	379	—	3,442
Long-term investments - available-for-sale securities	—	—	—	—	—
Investments in consolidated subsidiaries	4,593	103	472	(5,168)	—
Goodwill	—	702	8	—	710
Intangible assets, net of accumulated amortization	1	63	10	—	74
Deferred income taxes	—	94	6	—	100
Other assets	—	16	24	—	40
Total assets	$4,594	$6,441	$1,123	$(5,817)	$6,341

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$—	$3	$—	$—	$3
Accounts payable	—	227	80	—	307
Intercompany payable	317	—	333	(650)	—
Accrued payroll, bonus and other benefits due team members	—	381	26	—	407
Dividends payable	43	—	—	—	43
Other current liabilities	17	536	28	—	581
Total current liabilities	377	1,147	467	(650)	1,341
Long-term debt and capital lease obligations, less current installments	993	48	7	—	1,048
Deferred lease liabilities	—	592	48	—	640
Other long-term liabilities	—	87	1	—	88
Total liabilities	1,370	1,874	523	(650)	3,117

Commitments and contingencies

Total shareholders’ equity	3,224	4,567	600	(5,167)	3,224
Total liabilities and shareholders’ equity	$4,594	$6,441	$1,123	$(5,817)	$6,341

Consolidated Statements of Operations
(In millions)

	September 24, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$15,093	$1,135	$(198)	$16,030
Cost of goods sold and occupancy costs	—	10,012	815	(194)	10,633
Gross profit	—	5,081	320	(4)	5,397
Selling, general and administrative expenses	—	4,345	282	—	4,627
Merger-related expenses	—	156	—	—	156
Pre-opening expenses	—	55	5	—	60
Relocation, store closure and lease termination costs	—	95	—	—	95
Operating income	—	430	33	(4)	459
Interest expense	(49)	—	—	—	(49)
Investment and other income (expense)	—	5	(3)	5	7
Equity in net income of subsidiaries	274	6	8	(288)	—
Income before income taxes	225	441	38	(287)	417
Provision for income taxes	(20)	180	12	—	172
Net income	$245	$261	$26	$(287)	$245

	September 25, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$14,928	$949	$(153)	$15,724
Cost of goods sold and occupancy costs	—	9,798	664	(149)	10,313
Gross profit	—	5,130	285	(4)	5,411
Selling, general and administrative expenses	—	4,224	253	—	4,477
Pre-opening expenses	—	58	6	—	64
Relocation, store closure and lease termination costs	—	10	3	—	13
Operating income (loss)	—	838	23	(4)	857
Interest expense	(41)	—	—	—	(41)
Investment and other income (expense)	(1)	12	(4)	4	11
Equity in net income of subsidiaries	533	10	28	(571)	—
Income before income taxes	491	860	47	(571)	827
Provision for income taxes	(16)	329	7	—	320
Net income	$507	$531	$40	$(571)	$507

	September 27, 2015
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$14,565	$968	$(144)	$15,389
Cost of goods sold and occupancy costs	—	9,433	679	(139)	9,973
Gross profit	—	5,132	289	(5)	5,416
Selling, general and administrative expenses	—	4,182	290	—	4,472
Pre-opening expenses	—	65	2	—	67
Relocation, store closure and lease termination costs	—	15	1	—	16
Operating income	—	870	(4)	(5)	861
Interest expense	—	—	—	—	—
Investment and other income (expense)	—	16	(3)	4	17
Equity in net income of subsidiaries	536	9	38	(583)	—
Income before income taxes	536	895	31	(584)	878
Provision for income taxes	—	345	(3)	—	342
Net income	$536	$550	$34	$(584)	$536

Consolidated Statements of Comprehensive Income
(In millions)

	September 24, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$245	$261	$26	$(287)	$245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(6)	—	—	(6)
Other comprehensive loss, net of tax	—	(6)	—	—	(6)
Comprehensive income	$245	$255	$26	$(287)	$239

	September 25, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$507	$531	$40	$(571)	$507
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(12)	8	—	(4)
Other comprehensive income (loss), net of tax	—	(12)	8	—	(4)
Comprehensive income	$507	$519	$48	$(571)	$503

	September 27, 2015
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$536	$550	$34	$(584)	$536
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(7)	(14)	—	(21)
Other comprehensive loss, net of tax	—	(7)	(14)	—	(21)
Comprehensive income	$536	$543	$20	$(584)	$515

Condensed Consolidated Statements of Cash Flows
(In millions)

	September 24, 2017
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(57)	$1,149	$46	$—	$1,138
Cash flows from investing activities
Purchases of property, plant and equipment	—	(571)	(75)	—	(646)
Purchases of available-for-sale securities	—	(959)	—	—	(959)
Sales and maturities of available-for-sale securities	—	712	—	—	712
Purchases of intangible assets	—	—	—	—	—
Intercompany activity	322	—	—	(322)	—
Other investing activities	—	(6)	(7)	—	(13)
Net cash provided by (used in) investing activities	322	(824)	(82)	(322)	(906)
Cash flows from financing activities
Purchases of treasury stock	(2)	—	—	—	(2)
Common stock dividends paid	(190)	—	—	—	(190)
Issuance of common stock	51	—	—	—	51
Excess tax benefit related to exercise of team member stock options	3	—	—	—	3
Proceeds from long-term borrowings	—	—	—	—	—
Proceed for revolving line of credit	—	—	—	—	—
Payments on long-term debt and capital lease obligations	(3)	—	—	—	(3)
Payments to option holders on behalf of Parent	(124)	—	—	—	(124)
Intercompany activity	—	(370)	48	322	—
Other financing activities	—	—	—	—	—
Net cash provided by (used in) financing activities	(265)	(370)	48	322	(265)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	6	—	6
Net change in cash, cash equivalents, and restricted cash	—	(45)	18	—	(27)
Cash, cash equivalents, and restricted cash at beginning of period	—	368	105	—	473
Cash, cash equivalents, and restricted cash at end of period	$—	$323	$123	$—	$446

Condensed Consolidated Statements of Cash Flows
(In millions)

	September 25, 2016
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$(27)	$1,114	$29	$—	$1,116
Cash flows from investing activities
Purchases of property, plant and equipment	—	(643)	(73)	—	(716)
Purchases of available-for-sale securities	—	(593)	—	—	(593)
Sales and maturities of available-for-sale securities	—	431	—	—	431
Purchases of intangible assets	—	(2)	—	—	(2)
Payment for purchase of acquired entities, net of cash acquired	—	—	(11)	—	(11)
Intercompany activity	140	—	—	(140)	—
Other investing activities	—	(8)	—	—	(8)
Net cash provided by (used in) investing activities	140	(815)	(84)	(140)	(899)
Cash flows from financing activities
Purchases of treasury stock	(944)	—	—	—	(944)
Common stock dividends paid	(177)	—	—	—	(177)
Issuance of common stock	19	—	—	—	19
Excess tax benefit related to exercise of team member stock options	4	—	—	—	4
Proceeds from long-term borrowings	999	—	—	—	999
Proceeds from revolving line of credit	300	—	—	—	300
Payments on long-term debt and capital lease obligations	(306)	—	—	—	(306)
Intercompany activity	—	(196)	56	140	—
Other financing activities	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	(113)	(196)	56	140	(113)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	3	2	—	5
Net change in cash, cash equivalents, and restricted cash	—	106	3	—	109
Cash, cash equivalents, and restricted cash at beginning of period	—	262	102	—	364
Cash, cash equivalents, and restricted cash at end of period	$—	$368	$105	$—	$473

Condensed Consolidated Statements of Cash Flows
(In millions)

	September 27, 2015
	Parent/Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$—	$1,095	$34	$—	$1,129
Cash flows from investing activities
Purchases of property, plant and equipment	—	(803)	(48)	—	(851)
Purchases of available-for-sale securities	—	(494)	—	—	(494)
Sales and maturities of available-for-sale securities	—	928	—	—	928
Purchases of intangible assets	—	(3)	—	—	(3)
Payment for purchase of acquired entities, net of cash acquired	—	—	(4)	—	(4)
Intercompany activity	622	—	—	(622)	—
Other investing activities	—	(12)	—	—	(12)
Net cash provided by (used in) investing activities	622	(384)	(52)	(622)	(436)
Cash flows from financing activities
Purchases of treasury stock	(513)	—	—	—	(513)
Common stock dividends paid	(184)	—	—	—	(184)
Issuance of common stock	66	—	—	—	66
Excess tax benefit related to exercise of team member stock options	11	—	—	—	11
Payments on long-term debt and capital lease obligations	(1)	—	—	—	(1)
Intercompany activity	—	(641)	19	622	—
Other financing activities	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(622)	(641)	19	622	(622)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(3)	(3)	—	(6)
Net change in cash, cash equivalents, and restricted cash	—	67	(2)	—	65
Cash, cash equivalents, and restricted cash at beginning of period	—	195	104	—	299
Cash, cash equivalents, and restricted cash at end of period	$—	$262	$102	$—	$364

(16) Merger with Amazon
On August 28, 2017 the Company completed its previously announced Agreement and Plan of Merger (the “Merger Agreement”) by and among Amazon.com, Inc., the Company, and Walnut Merger Sub, Inc., a wholly-owned subsidiary of Amazon.com, Inc. Pursuant to the Merger Agreement, Walnut Merger Sub, Inc. was merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, no par value, of the Company issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive $42.00 per Company share in cash, without interest.

For the fifty-two weeks ended September 24, 2017, the Company incurred $156 million of merger-related expenses in connection with the Merger.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 24, 2017.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.    Executive Compensation.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.    Principal Accounting Fees and Services.

Independent Public Accountants
Ernst & Young LLP has served as our independent auditor since April 2001. Ernst & Young has issued its reports, included in the Company’s Form 10-K, on the audited consolidated financial statements of the Company and internal control over financial reporting for the fiscal year ended September 24, 2017. Our Audit Committee has appointed Ernst & Young as our independent auditor for fiscal year 2017.

The following table presents aggregate fees billed to the Company for services rendered by Ernst & Young for fiscal years ended September 24, 2017 and September 25, 2016 (in thousands):

	2017	2016
Audit fees	$2,020	$2,185
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$2,020	$2,185

Services rendered by Ernst & Young in connection with fees presented above were as follows:

Audit Fees. In fiscal years 2017 and 2016, audit fees consist of fees paid for the annual audit of the Company’s consolidated financial statements included in the Annual Report on Form 10-K and of the Company’s internal control over financial reporting, review of the Company’s consolidated financial statements included in the quarterly reports on Form 10-Q, and consents and review of other documents filed with the Securities and Exchange Commission.

Audit-Related Fees. We did not engage Ernst & Young for audit-related services in fiscal year 2017 or 2016.

Tax Fees. We did not engage Ernst & Young for tax compliance matters in fiscal year 2017 or 2016.

All Other Fees. We did not engage Ernst & Young for other services in fiscal year 2017 or 2016.

Audit Committee Pre-Approval Policies and Procedures. Among its other duties, the Audit Committee was responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an ongoing basis, management communicated specific projects and categories of service for which the advance approval of the Audit Committee was requested. The Audit Committee reviewed these requests and advised management if the committee approved the engagement of the independent auditor. On a periodic basis, management reported to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All services performed by Ernst & Young for fiscal years 2017 and 2016 were approved in accordance with the Audit Committee’s pre-approval guidelines.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedules: No schedules are required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits:

2.1	Agreement and Plan of Merger, dated June 15, 2017, by and among Amazon.com, Inc., Walnut Merger Sub, Inc., and Whole Foods Market, Inc. (1)
3.1	Amended and Restated By-laws of the Registrant adopted August 28, 2017 (6)
3.2	Amended and Restated Certificate of Formation of the Registrant effective August 28, 2017 (6)
4.1	Amended and Restated Indenture, dated as of September 8, 2016, between the Registrant and U.S. Bank National Association, as Trustee (3)
4.2	First Supplemental Indenture, dated December 3, 2015, among Registrant, the Guarantors, and U.S. Bank National Association (4)
4.3	Form of 5.200% Senior Notes due 2025 (included in Exhibit 4.2) (4)
10.1	Form of Director & Officer Indemnification Agreement (2)
10.2
Agreement for Distribution of Products by and between Whole Foods Market Distribution, Inc. and United Natural Foods, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (5)

10.3
Registration Rights Agreement, dated December 3, 2015, among Registrant, the Guarantors and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several Initial Purchasers (4)

12.1	Computation of Ratio of Earnings to Fixed Charges (7)
31.1	Certification by Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) (7)
31.2	Certification by Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) (7)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (8)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (8)
101
The following financial information from the Company’s Annual Report on Form 10-K, for the period ended September 24, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements (7)

(1)	Filed as an exhibit to Registrant’s Form 8-K filed June 16, 2017 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K filed April 16, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Form 8-K filed September 9, 2016 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Form 8-K filed December 4, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Form 10-Q for the period ended January 17, 2016 filed February 26, 2016 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Form 8-K filed August 28, 2017 and incorporated herein by reference.
(7)	Filed herewith.
(8)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE FOODS MARKET, INC.

Date:	November 17, 2017	By:	/s/ Keith Manbeck
Keith Manbeck
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 17, 2017.

Name	Title

/s/ John Mackey	Chief Executive Officer
John Mackey	(Principal Executive Officer)

/s/ Keith Manbeck	Executive Vice President and Chief Financial Officer
Keith Manbeck	(Principal Financial and Accounting Officer)

/s/ Michael Deal	Chairman of the Board and Sole Director
Michael Deal